Form 10-Q
period 2000-03-31
ASIAINFO HOLDINGS INC
filed 2000-05-15
CIK 1100969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                        Commission File Number 001-15713

                             ASIAINFO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE
(State or other jurisdiction of                         752506390
incorporation or organization)             (I.R.S. Employer Identification No.)

                  4TH FLOOR, LIGONG SCIENCE & TECHNOLOGY TOWER
                      11 BAISHIQIAO ROAD, HAIDIAN DISTRICT
                              BEIJING 100081, CHINA
           (Address of principal executive office, including zip code)

Registrant's telephone number, including area code: (8610) 6846-7058

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|           No |X|

The number of shares outstanding of the Registrant's common stock as of May 10, 2000 was 38,902,609.

================================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)                           Page

                 a)  Condensed Consolidated Statements of Operations
                        For the three months ended March 31, 2000 and 1999 ....1

                 b)  Condensed Consolidated Balance Sheets
                        As of March 31, 2000 and December 31, 1999.............2

                 c)  Condensed Consolidated Statements of Cash Flows
                        For the three months ended March 31, 2000 and 1999.....3

                 d)  Notes to Condensed Consolidated Financial Statements
                        For the three months ended March 31, 1999..............5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10

         Item 3. Quantitative and Qualitative Disclosure About Market Risk....15

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds....................16

         Item 6. Exhibits and Reports on Form 8-K.............................17

SIGNATURE.....................................................................18

                          Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In US dollars)

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    1999               2000
                                                ------------       ------------
                                                        (unaudited)
Revenues:
 Network solutions .......................      $  3,899,620       $ 21,099,279
 Software license ........................         1,347,813          1,793,026
                                                ------------       ------------
 Total revenues ..........................         5,247,433         22,892,305
                                                ------------       ------------
Cost of revenues:
 Network solutions .......................         3,443,839         20,214,725
 Software license ........................               997              1,798
                                                ------------       ------------
 Total cost of revenues ..................         3,444,836         20,216,523
                                                ------------       ------------
Gross profit .............................         1,802,597          2,675,782
                                                ------------       ------------
Operating expenses:
 Sales and marketing .....................         1,095,326          3,450,672
 General and administrative ..............         1,751,042          2,371,444
 Research and development ................           419,177          1,095,754
 Amortization of deferred stock
  compensation ...........................           588,537            699,091
                                                ------------       ------------
 Total operating expenses ................         3,854,082          7,616,961
                                                ------------       ------------
 Loss from operations ....................        (2,051,485)        (4,941,179)
                                                ------------       ------------
Other income (expense):
 Interest income .........................           157,439            533,741
 Interest expense ........................          (109,666)          (268,929)
 Other income, net .......................           182,963             81,582
                                                ------------       ------------
 Total other income, net .................           230,736            346,394
                                                ------------       ------------
 Loss before income taxes and
 minority interests ......................        (1,820,749)        (4,594,785)
 Income tax expense ......................            69,571             43,710
                                                ------------       ------------
 Loss before minority
  interests ..............................        (1,890,320)        (4,638,495)
 Minority interests in loss of
  consolidated subsidiaries ..............            31,549                 --
                                                ------------       ------------
Net loss .................................      $ (1,858,771)      $ (4,638,495)
                                                ============       ============
Net loss per share:
 Basic ...................................      $      (0.14)      $      (0.16)
                                                ============       ============
 Diluted .................................      $      (0.14)      $      (0.16)
                                                ============       ============
Shares used in computation:
 Basic ...................................        13,683,242         28,821,413
                                                ============       ============
 Diluted .................................        13,683,242         28,821,413
                                                ============       ============

See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In US dollars)

                                                         December 31,      March 31,
                                                        -------------    -------------
                                                             1999            2000
                                                        -------------    -------------
                                                                           (unaudited)
                             ASSETS
Current Assets:
  Cash and cash equivalents .........................   $  25,403,884    $ 145,246,466
  Restricted cash ...................................      12,189,794       14,222,153
  Accounts receivable, trade - net ..................      21,928,036       31,965,822
  Inventories .......................................       2,908,426        5,887,755
  Advance to suppliers ..............................         228,323        1,141,388
  Other receivables .................................       1,346,884        1,256,433
  Deferred income taxes .............................          25,117           22,348
  Deferred offering costs ...........................         401,607               --
  Prepaid expenses and other current assets .........         340,502          445,063
                                                        -------------    -------------
    Total current assets ............................      64,772,573      200,187,428
Property, plant, and equipment--net .................       2,183,545        2,232,824
Goodwill, at cost less accumulated amortization .....       4,302,633        4,038,302
Deferred income taxes ...............................         168,228          127,287
                                                        -------------    -------------
    Total Assets ....................................   $  71,426,979      206,585,841
                                                        =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans .............................   $   9,698,882    $  13,516,452
  Accounts payable ..................................      11,867,188       16,556,442
  Deferred revenue ..................................         495,470        2,523,457
  Other payables ....................................         360,968        1,244,330
  Accrued employee benefit ..........................       4,810,650        6,166,078
  Accrued expenses ..................................       1,930,145        1,774,458
  Other taxes payable ...............................       2,295,030        1,488,948
  Income taxes payable ..............................         180,475          164,524
                                                        -------------    -------------
    Total current liabilities .......................      31,638,808       43,434,689
                                                        -------------    -------------
Commitments and contingencies (Note 7)

Stockholders' Equity:
  Convertible preferred stock .......................          47,913               --
Common stock, 50,000,000 shares authorized, $0.01
   par value, shares issued and outstanding: December
   31, 1999, 25,532,144; March 31, 2000, 38,902,309 .         255,321          389,023
  Additional paid-in capital ........................      46,118,424      173,307,540
  Deferred stock compensation .......................      (3,865,373)      (3,166,282)
  Accumulated deficit ...............................      (2,764,854)      (7,403,349)
  Accumulated other comprehensive (loss) income .....          (3,260)          24,220
                                                        -------------    -------------
    Total stockholders' equity ......................      39,788,171      163,151,152
                                                        -------------    -------------
    Total Liabilities and Stockholders' Equity ......   $  71,426,979    $ 206,585,841
                                                        =============    =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In US dollars)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                      1999             2000
                                                  ------------     ------------
                                                           (unaudited)
Cash flows from operating activities:
 Net loss ....................................    $ (1,858,771)    $ (4,638,495)
 Adjustments to reconcile net loss to
   net cash (used in) provided
   by operating activities:
 Depreciation ................................         214,353          243,923
 Amortization of goodwill ....................          23,412          264,331
 Amortization of deferred stock
  compensation ...............................         588,537          699,091
 Deferred income taxes .......................          52,540           43,710
 Minority interest in loss of consolidated
  subsidiaries ...............................         (31,549)              --
 Gain on disposal of property, plant,
  and equipment ..............................          25,619            5,162
 Bad debt expense ............................         101,470          (76,470)
 Changes in operating assets and
  liabilities:
  Restricted cash ............................              --       (2,000,000)
  Accounts receivable ........................       9,777,025       (9,961,317)
  Inventories ................................         296,550       (2,979,329)
   Advance to suppliers ......................        (255,306)        (913,065)
  Amount due from a related party ............         781,686               --
  Other receivables ..........................      (1,467,963)           2,951
  Prepaid expenses and other current
   assets ....................................        (275,586)        (202,588)
  Accounts payable ...........................      (7,132,568)       4,689,254
  Deferred revenue ...........................      (2,326,186)       2,027,987
  Other payables .............................       3,525,487          147,015
  Accrued employee benefit ...................      (2,118,412)       1,355,428
  Accrued expenses ...........................        (621,119)        (155,687)
  Other taxes payable ........................         373,365         (806,082)
  Income taxes payable .......................        (275,436)         (15,951)
                                                  ------------     ------------

Net cash used in operating activities ........        (602,852)     (12,270,132)
                                                  ------------     ------------
Cash flows from investing activities:
 Purchases of property, plant, and
  equipment ..................................         (75,970)        (298,164)
                                                  ------------     ------------
Net cash used in investing activities ........         (75,970)        (298,164)
                                                  ------------     ------------

               See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (In US dollars)

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      1999             2000
                                                 -------------    -------------
                                                            (unaudited)

Cash flows from financing activities:
 Increase in short-term bank loans ...........              --    $  12,495,011
 Repayment of short-term bank loans ..........              --       (8,678,033)
 Net proceeds on issuance of Common
   stock in initial public offering ..........              --      127,851,874
 Proceeds on exercise of stock options .......              --          746,313
 Warrants exercised ..........................              --              200
                                                 -------------    -------------
Net cash provided by financing activities ....              --      132,415,365
                                                 -------------    -------------
Net (decrease) increase in cash and cash
 equivalents: ................................        (678,822)     119,847,069
Cash and cash equivalents at beginning
 of year .....................................       9,749,374       25,403,884
Effect of exchange rate changes on cash
 and cash equivalents ........................          34,694           (4,487)
                                                 -------------    -------------
Cash and cash equivalents at end of
 year ........................................   $   9,105,246      145,246,466
                                                 =============    =============
Supplemental cash flow information:
 Cash paid during the period:
 Interest ....................................   $     111,013          203,569
 Income taxes ................................         150,000               --
                                                 =============    =============
Noncash investing and financing activities:
 Deferred stock compensation .................   $   1,030,018               --
                                                 =============    =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 1999 and 2000
                                 (In US dollars)

1. GENERAL AND BASIS OF PREPARATIONS

AsiaInfo Holdings, Inc. (the "Company") was incorporated in the State of Texas, United States ("US"), on June 17, 1993 and was subsequently reincorporated in the State of Delaware in June 1998. The Company currently operates through two subsidiaries, AsiaInfo Technologies (China), Inc. ("AI Technology") and Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"). Both subsidiaries are incorporated in the People's Republic of China ("China" or the "PRC"), are wholly-owned by the Company and are consolidated with the Company for financial reporting purposes. Previously, the Company had two other consolidated subsidiaries: AsiaInfo Services Inc., which was dissolved in May 1999, and AsiaInfo-CTC Network Systems Inc., which was in the process of liquidation as of March 31, 2000. In addition, the Company previously held a 55% interest in Beijing AsiaInfo Data Communications Technology Co., Ltd., now renamed General Data System Co., Ltd., ("AI Data"). AI Data was consolidated with the Company from 1996 until the Company's sale of a 16.5% interest in AI Data in August 1999. The remaining interest in AI Data was subsequently accounted for using the equity method until December 1999, when the Company sold its remaining interest in AI Data.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

In the Company's opinion, all adjustment necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 1999 and 2000 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1999 and March 31, 2000 and the reported amounts of revenues and expenses during the three months ended March 31, 1999 and 2000. Actual results could differ from those estimates.

Revenue in excess of billings on service contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $11,945,082 at December 31, 1999 and $12,981,541 at March 31, 2000. Billings in
excess of revenues recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met. At December 31, 1999 and 2000 the balance of trade account receivables of $9,982,954 and $18,984,281, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on March 31, 2000 was US$1.00=RMB8.2788. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company has not yet determined the impact, if any, on its financial position, results of operations or cash flows.

Information concerning the organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements for the year ended December 31, 1999 prepared as part of the Company's final prospectus filed with the Securities and Exchange Commission on March 2, 2000. This report should be read in conjunction with such financial statements.

2. COMPREHENSIVE INCOME

The Components of Comprehensive loss for the periods presented are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999            2000
                                                    -----------    -----------
                                                            (unaudited)

      Net loss ..................................   $(1,858,771)   $(4,638,495)

      Change in cumulative translation adjustment         2,893         27,480
                                                    -----------    -----------
      Comprehensive loss ........................   $(1,855,878)   $(4,611,015)
                                                    ===========    ===========

3. SHORT-TERM BANK LOANS

As of March 31, 2000, the Company had total short-term credit facilities totalling $19.2 million expiring in April, 2000 and March, 2001, for working capital purposes. At March 31, 2000 funds available under unused short-term credit facilities were $10 million. The loans carry interest ranging from approximately 5.85% to 6.435% per annum and are repayable within one year. The secured bank loans and short-term credit facilities were secured by bank deposits of $12.2 million as of December

31, 1999 and $14.2 million of March 31, 2000, which are presented as restricted cash in the condensed consolidated balance sheets.

4. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes. The tax provisions of $69,571 and $43,710 for the three months ended March 31, 1999 and 2000, respectively, represent deferred income taxes.

5. CAPITAL STOCK

INITIAL PUBLIC OFFERING

On March 2, 2000, the Company completed an initial public offering of its common stock. All 5.75 million shares covered by the Company's Registration statement on Form S-1, including shares covered by an over allotment option that was exercised, were sold by the Company at a price of $24.00 per share, less an underwriting discount of $1.68 per share. Net proceeds to the Company from all shares sold were approximately $127 million. Upon the consummation of the Company's initial public offering on March 3, 2000, all of the Company's outstanding preferred stock automatically converted into common stock.

WARRANTS TO PURCHASE COMMON STOCK

During the three months ended March 31, 2000 warrants to purchase 20,000 shares of common stock at $0.01 per share were exercised and at March 31, 2000, warrants to purchase 20,000 shares of common stock were outstanding.

STOCK OPTIONS

Option activity to the Company's stock option plans is summarized as follows:

                                                         Outstanding options
                                                          weighted average
                                  Number of shares     exercise price per share
                                  ----------------     ------------------------

Outstanding, January 1, 2000..       8,891,811                   $2.99
Granted.......................       1,991,400                   23.22
Cancelled.....................        (217,476)                   2.58
Exercised.....................        (647,720)                   1.09
                                    ----------                   -----

Outstanding, March 31, 2000...      10,018,015                   $7.14
                                    ==========                   =====

6. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     1999              2000
                                                 ------------      ------------
                                                           (unaudited)
Net loss (numerator):
 Net loss
  Basic and diluted ........................     $ (1,858,771)     $ (4,638,495)
                                                 ============      ============
Shares (denominator):
 Weighted average
  common stock Outstanding .................       14,669,002        28,821,413
  Outstanding subject to repurchase ........          985,760                --
                                                 ------------      ------------
  Basic ....................................       13,683,242        28,821,413
                                                 ============      ============
Diluted ....................................       13,683,242        28,821,413
                                                 ============      ============
Net loss per share:
  Basic ....................................     $      (0.14)     $      (0.16)
  Diluted ..................................     $      (0.14)     $      (0.16)

For the three months ended March 31, 1999 and 2000, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in these periods. Such outstanding securities consist of the following:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        1999         2000
                                                     ----------   ----------
                                                           (unaudited)

      Convertible preferred stock ................    2,160,864           --
      Shares of common stock subject to repurchase    1,076,760           --
      Outstanding options ........................    7,798,000   10,018,015
      Warrants ...................................    9,489,224       20,000
                                                     ----------   ----------
                                                     20,524,848   10,038,015
                                                     ==========   ==========

7. COMMITMENTS

PERFORMANCE OPTIONS

In connection with the acquisition of AI Zhejiang, the Company has agreed to grant management and employees of AI Zhejiang performance options if, in the year 2000, AI Zhejiang's earnings before interest and taxes ("EBIT") exceeds AI Zhejiang's EBIT for 1999 and AI Zhejiang's combined EBIT for 1999 and 2000 exceeds $3,000,000. The total number of performance options granted will equal the amount by which AI Zhejiang's EBIT for 1999 and 2000 exceeds $3,000,000, expressed as a percentage and multiplied by 187,500. Each performance option will represent the right to purchase one share of the Company's common stock at the weighted average exercise price for stock options granted at such time. The performance options will be granted within 30 days of the determination of AI Zhejiang's EBIT for 2000.

8. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:

                                             Three Months Ended March 31,
                          -----------   ---------------------------------------
                             1999                        2000
                          -----------   ---------------------------------------
                                         Company
                                         excluding
                                        AI Zhejiang   AI Zhejiang       Total
Revenues net of hardware
 cost:
Network solutions net of
 hardware cost .........  $ 1,725,927   $ 3,558,135   $   120,049   $ 3,678,184
Software license .......    1,347,813     1,399,695       393,331     1,793,026
                          -----------   -----------   -----------   -----------
Consolidated revenues
 net of hardware cost ..    3,073,740     4,957,830       513,380     5,471,210
Consolidated cost of
 sales net of hardware
 cost ..................    1,271,143     2,477,855       317,573     2,795,428
                          -----------   -----------   -----------   -----------
Consolidated gross
 profit ................  $ 1,802,597   $ 2,479,975   $   195,807   $ 2,675,782
                          ===========   ===========   ===========   ===========
Gross profit:
Network Solutions ......  $   455,781   $ 1,080,299   $  (195,745)  $   884,554
Software license .......    1,346,816     1,399,676       391,552     1,791,228
                          -----------   -----------   -----------   -----------
Consolidated gross
 profit ................  $ 1,802,597   $ 2,479,975   $   195,807   $ 2,675,782
                          ===========   ===========   ===========   ===========
Income (loss) from
 operations:
Network Solutions ......  $(2,096,862)  $(3,333,275)  $  (282,600)  $(3,615,875)
Software license .......  $    45,377    (1,207,699)     (117,605)   (1,325,304)
                          -----------   -----------   -----------   -----------
Consolidated loss from
 operations ............  $(2,051,485)  $(4,540,974)  $  (400,205)  $(4,941,179)
                          ===========   ===========   ===========   ===========

For the three months ended March 31, 1999 and 2000, all of the Company's revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the installation of hardware and performance of system integration work. Also, as of December 31, 1999 and March 31, 2000, 99% of the Company's long-lived assets are located in the PRC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors discussed below under the heading "Factors Affecting Our Business Condition."

OVERVIEW

AsiaInfo Holdings, Inc. (together with its consolidated subsidiaries "AsiaInfo" or the "Company") is a leading provider of Internet-related, IT professional services and software products in China. The Company offers total network solutions and proprietary software to meet its customers' Internet and telecommunications infrastructure and operating needs. AsiaInfo offers these services in the context of total solutions, which include systems integration and customization of its proprietary and third party software. The Company has historically sold its software products as a part of its network solutions projects, but it is increasingly selling these products on a stand-alone basis.

AsiaInfo commenced operations in 1993 as an Internet content provider. The Company moved its operations from Texas to China in 1995 and began generating significant network solutions revenues in 1996 and significant software product revenues in 1998. While the Company sources hardware for its customers through its U.S. parent company, AsiaInfo Holdings, Inc., it conducts the bulk of its business through its two wholly-owned operating subsidiaries, each of which is a Chinese company. AsiaInfo expects its business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, it is investing substantial personnel and financial resources to expand its software business, which it expects will account for a significantly greater portion of the Company's revenues and operating expenses in the future. For these reasons, the Company's historical financial data may not be a meaningful basis upon which to evaluate AsiaInfo and its prospects.

On April 5, 1999, AsiaInfo acquired AI Zhejiang, a leading Chinese producer of wireless customer management and billing software. The acquisition reflects AsiaInfo's strategy of expanding the scope and size of its software operations. AI Zhejiang was one of the earliest entrants in the market for wireless customer management and billing software. AsiaInfo acquired AI Zhejiang for $2 million in cash and the issuance of 437,500 shares of common stock to AI Zhejiang's senior management for their past services. A wholly-owned subsidiary of AsiaInfo, AI Zhejiang's financial results are consolidated in the Company's financial statements for the year ended December 31, 1999. For historical financial information regarding AI Zhejiang, see its separate financial statements as of and for the years ended December 31, 1997 and 1998 included in the Company's Registration Statement on Form S-1 (No.333-93199), previously filed with the Commission.

Most of the Company's revenues are derived from customers orders under separate binding contracts for hardware and systems integration services. These contracts constitute the Company's backlog at any given time. Revenue for hardware, system integration services and software products is recognized during the course of the project. The Company has generated a significant portion of its historical revenues from a limited number of customers, particularly various provincial entities of the China Telecom system and China Unicom. At December 31, 1999, approximately 87% of the Company's backlog was attributable to orders placed by various entities of the China Telecom system and China Unicom.

The Company generates revenues from its two principal business lines: network solutions and proprietary software products. Software products have accounted for an increasing portion of total revenues, increasing from 2.1% of total revenues in 1997 to 10.8% of total revenues in 1999. The Company expects that software products will account for a growing portion of its future revenues.

Network solutions revenues consist of hardware sales for equipment procured by the Company on behalf of its customers from hardware vendors and services for planning, design, systems integration, training and customization of the Company's proprietary and third party software. Network solutions revenues also include fees that AsiaInfo earns under service contracts to maintain and upgrade installed software. Software license revenues consist of fees received from customers for licenses to use AsiaInfo's products in perpetuity up to a specified maximum number of users. Substantially all of the Company's software revenues are derived from its IP billing, wireless customer management and billing, and messaging software products.

RESULTS OF OPERATIONS

REVENUES

Total revenues increased 336% to $22.9 million for the quarter ended March 31, 2000, from $5.2 million for the quarter ended March 31, 1999. Network solutions accounted for $17.2 million of this increase, primarily due to a greater number of projects in progress. The Company's revenues from network solutions is subject to significant fluctuation from quarter to quarter, depending on the timing of hardware deliveries in large internet backbone projects.

Software revenues increased 33% to $1.8 million for the quarter ended March 31, 2000, from $1.3 million for the same period in 1999. The growth in software revenues reflected greater demand for the Company's products and faster development and installation of those products. AI Zhejiang, which was acquired by us in April 1999, contributed revenues of $530,000, 74% of which were software revenues.

COST OF REVENUES

The Company's cost of revenues increased 487% to $20.2 million for the quarter from $3.4 million for the quarter ended March 31, 1999, primarily due to the overall expansion of the Company's business and increased costs for the Company's systems integration and design engineering personnel.

OPERATING EXPENSES

Operating expenses increased 98% to $7.6 million for the quarter ended March 31, 2000, from $3.9 million for the quarter ended March 31, 1999, primarily due to the overall expansion of the Company's business, enhanced investments in sales, marketing and development personnel and activities, and costs associated with the acquisition of AI Zhejiang. Of this amount, AI Zhejiang contributed operating expenses of $596,000. Operating expenses as a percentage of revenues decreased from 73% to 33% primarily because the Company's revenues have increased at a faster rate than its operating expenses.

Sales and marketing expenses increased 215% to $3.5 million for the quarter ended March 31, 2000, from $1.1 million for the quarter ended March 31, 1999, primarily as a result of the implementation of new marketing activities, the hiring of additional personnel, higher compensation levels and the effect of the acquisition of AI Zhejiang.

Research and development expenses increased 161% to $1.1 million for the quarter ended March 31, 2000, from $0.4 million for the quarter ended March 31, 1999, primarily due to increased spending associated with the expansion of the Company's software business, the hiring of additional personnel, higher compensation levels and the effect of the acquisition of AI Zhejiang.

General and administrative expenses increased 35% to $2.4 million for the quarter ended March 31, 2000, from $1.8 million for the quarter ended March 31, 1999, in part because of a $264,000 amortization charge resulting from the acquisition of AI Zhejiang. The increase in general and administrative expenses was lower than the increase in other operating expenses as a result of the Company's cost control efforts in this area.

OTHER INCOME AND EXPENSES

Other income and expenses, consisting primarily of net interest income and expense, increased from income of $0.2 million for the quarter ended March 31, 1999, to income of $0.3 million for the quarter ended March 31, 2000. Interest income rose 239% to $534,000, compared to $157,000 for the same period in 1999, due to the increase in the Company's total U.S. dollar denominated deposits as a result of its initial public offering. Interest expense rose 145% to $269,000, compared to $110,000 for the same period in 1999, due to the Company's increased Renminbi denominated bank borrowings.

OTHER

Income taxes decreased from a tax expense of approximately $70,000 for the quarter ended March 31, 1999, to a tax expense of approximately $44,000 for the quarter ended March 31, 2000 and represented deferred income taxes arising from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes.

NET INCOME (LOSS)

The net loss for the quarter ended March 31, 2000 was $4.6 million, or $0.16 per share, compared to $1.9 million, or $0.14 per share for the same period in 1999. This increase in net loss is attributable to the Company's increased investments in research and development and sales and marketing. These investments are part of AsiaInfo's strategy to increase its opportunities in China's fast growing internet market.

LIQUIDITY AND CAPITAL RESOURCES

AsiaInfo's capital requirements relate primarily to financing working capital requirements for hardware sales and costs associated with the expansion of the business, such as research and development and sales and marketing expenses.

The Company has historically financed its working capital and other financing requirements through careful management of its network solutions billing cycle, shareholder investments and, to a limited extent, bank loans. However, the Company anticipates that its working capital requirements will increase in the future.

In 1997, AsiaInfo raised working capital through the issuance of $14.0 million of convertible preferred stock in a private placement. In August 1999, AsiaInfo raised an additional $20.0 million through the issuance of additional shares of convertible preferred stock. In March 2000, the Company completed an initial public offering of its common stock, from which it derived net proceeds of approximately $127 million. Total contributed shareholder capital at March 31, 2000 was $170.5 million.

The Company has a $10.0 million working capital line of credit with the Bank of China's New York branch and lines of credit totalling $9.2 million with local Chinese banks in the PRC, secured by bank deposits of $9.9 million. The Company has borrowed $9.2 million under these lines of credit. As of March 31, 2000, the Company had available a total of $10.0 million under these lines. In addition, as of March 31, 2000 AsiaInfo had borrowings of $4.3 million, secured by bank deposits of an equal amount, from local banks. The lines of credit and loans carry interest ranging from 5.85% to 7.03% per annum and are repayable within one year.

As the Company's business continues to expand, it expects that its working capital requirements will grow and that it will need to raise additional working capital. AsiaInfo currently anticipates that the net proceeds of its initial public offering, together with available funds and cash flows generated from operations and the proceeds of its private placements, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion through 2000. Thereafter, the Company may need to raise additional funds. AsiaInfo may need to raise additional funds sooner, however, in order to fund more rapid expansion and acquisitions, to develop new or enhanced services or products, to respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if its business otherwise grows more rapidly than it currently predicts. The Company plans to raise additional funds, if necessary, through new issuances of shares of its equity securities, either through one or more offerings to the general public, private placements to accredited investors, or through credit facilities extended by lending institutions.

In the event AsiaInfo decides to pay dividends to its shareholders, its ability to pay dividends will depend in part on its ability to receive dividends from its operating subsidiaries in China. Foreign exchange and other regulations in China may restrict the Company's ability to distribute retained earnings from its operating subsidiaries in China or convert those payments from Renminbi into foreign currencies.

                                RISK FACTOR

FACTORS AFFECTING OUR BUSINESS CONDITION

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS, TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY AND THE INTERNET IN CHINA.

Virtually all our large customers are directly or indirectly owned or controlled by the PRC government. Accordingly, their business strategies and capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Planning Commission. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure.

Despite the high priority currently accorded by the government to the development of telecommunications industry and Internet infrastructure and a high level of funding allocated by the government to these sectors in 1999, we believe that our customers' capital spending for Internet infrastructure was lower in 1999 than 1998 due to a variety of factors, particularly the current restructuring of the telecommunications industry. While there is a possibility that the unspent funds will be carried forward to 2000, we cannot make any conclusions or predictions at this time regarding government funding plans for the telecommunications industry and the Internet. Furthermore, we can give no assurance as to the government's budget policies in future years. Insufficient government allocation of funds to sustain the growth of the telecommunications industry and the Internet in China could reduce the demand for our products and services and thus have a material adverse effect on our ability to maintain the current level of revenue and grow our business.

LAWS AND REGULATIONS APPLICABLE TO THE INTERNET IN CHINA REMAIN UNSETTLED AND COULD HAVE A MATERIAL ADVERSE EFFECT ON THE INTERNET'S GROWTH AND THEREBY HAVE MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Growth of the Internet in China could be materially adversely affected by governmental regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, it is possible that regulations may be adopted with respect to the Internet or other services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. Although we are engaged in Internet infrastructure development and Internet-related software business, the adoption of additional laws or regulations may slow the growth of the Internet or other services, which could in turn lead to reduced Internet traffic, decrease the demand for our network solutions and Internet-related software products and increase our cost of doing business.

The Ministry of Information Industries is currently reviewing its telecommunications regulations, particularly as they relate to Internet content. While we are not aware of any existing or proposed regulations that have a significant direct adverse effect on our business, a restrictive regulatory policy regarding the Chinese Internet industry would have a material direct adverse effect on us by retarding the industry's growth in China.

OUR CUSTOMER BASE IS HIGHLY CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived and believe that we will continue to derive a significant portion of our revenues from a limited number of large customers, such as the China Telecom system and China Unicom. Although various provincial and local entities of the China Telecom system are separate legal entities and generally make purchasing decisions independent of the Directorate General of Telecommunications, or DGT, their business decisions may nonetheless be affected by the DGT. Entities of the China Telecom system accounted for almost all of our revenues in 1997 and 1998. At December 31, 1999, entities of the China Telecom system and China Unicom accounted for approximately 87% of our backlog. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss of the China Telecom system, whose provincial and local entities have historically accounted for a major portion of our business, or cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD AND MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly. Other factors that may affect us include the following:

o fluctuation in demand for our products and services as a result of budgetary cycles of our large customers, particularly state-owned enterprises;

o the reduction, delay, interruption or termination of one or more significant infrastructure projects; and

o our ability to introduce, develop and deliver new software products that meet customer requirements in a timely manner.

A large part of the contract amount of a network solutions project usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of contract services revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly revenues to fluctuate significantly.

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than the decline in operating results.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

We typically purchase hardware for our customers as part of our turnkey total solutions services. We generally require our customers to pay 90% of the invoice value of the hardware upon delivery. We place orders for hardware only against a back-to-back order from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries would require us to increase our working capital needs.

Our working capital requirements may also increase significantly in order to fund more rapid expansion and acquisitions, to develop new or enhanced services or products, to respond to competitive pressure to compete successfully for larger projects involving higher levels of hardware purchases or otherwise if our business grows more rapidly than we currently predict. An increase in our working capital needs may require that we raise additional funding following this offering sooner than we presently expect.

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we made a net profit in 1996 and 1998, we have sustained losses in prior years and in 1999. There are no assurances that we can regain or sustain profitability or avoid net losses in the future. We expect to increase our operating expenses as our business grows. For example, we intend to more than double our software research and development budget and significantly increase software related headcount over the next year. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of shares of our common stock to decline.

MANAGEMENT'S ABILITY TO IMPLEMENT ADEQUATE CONTROL SYSTEMS WILL BE CRITICAL TO MANAGE SUCCESSFULLY OUR FUTURE GROWTH.

We have been expanding our operations rapidly, both in size and scope, in recent years. Our growth places a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and operational controls and reporting systems, and to expand, train and manage our work force. We may not be able to implement adequate control systems in an efficient and timely manner.

WE FACE A COMPETITIVE LABOR MARKET IN CHINA FOR SKILLED PERSONNEL AND THEREFORE ARE HIGHLY DEPENDENT ON THE SKILLS AND SERVICES OF OUR EXISTING KEY SKILLED PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL SKILLED EMPLOYEES.

Competition for highly skilled software design, engineering and sales and marketing personnel is intense in China. Failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. Competition for skilled personnel comes primarily from a wide range of foreign companies active in China, many of which have substantially greater resources than us. Limitations on our ability to hire and train sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share. We may need to increase the levels of our employee compensation more rapidly than in the past in order to remain competitive. These additional costs could reduce our profitability and cause losses.

SINCE OUR BUSINESS HAS BEEN EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE AN APPROPRIATE BASIS ON WHICH TO EVALUATE US OR OUR PROSPECTS.

We moved our operations from Texas to China in 1995, began generating substantial network solutions revenue in 1996 and selling software products in 1996. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are currently investing substantial personnel and financial resources in expanding our software business, which we expect to account for a significantly greater portion of our operating expenses and revenues than in the past. As a result, our historical financial data may not provide a meaningful basis upon which investors may evaluate us and our prospects. You should consider the risks and difficulties encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depends, among other things, on the level of demand for Internet-related, professional IT services and software products in China, which are rapidly evolving.

WE EXTEND WARRANTIES TO OUR NETWORK SOLUTIONS CUSTOMERS THAT EXPOSE US TO POTENTIAL LIABILITIES.

We customarily provide our customers with one to three year warranties, under which we agree to maintain the installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts do not have disclaimers or limitations on liability for special, consequential and incidental damages nor do we cap the amounts recoverable for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. Although to date we have not incurred any liability for special, consequential or incidental damages, failure of our installed projects to operate properly could give rise to substantial claims against us that in turn could materially and adversely affect us, particularly because our customers are primarily large telecommunication service providers.

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell substantially all our systems integration projects on a fixed-price, fixed-time basis. Failure to complete a fixed-price, fixed-time project within budget and the required time frame would expose us to cost overruns and penalties that could have a material adverse effect on our business, operating results and financial condition. In contracts with our customers, we typically agree to pay late completion fines up to 5% of the total contract value. In large scale Internet infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines. A part of our network solutions business is installing Internet network hardware. If we are unable to obtain access to such equipment in a timely manner or on acceptable commercial terms, our business, particularly our relationships with our customers, may be materially and adversely affected.

WE MAY BECOME LESS COMPETITIVE IF WE ARE UNABLE TO DEVELOP OR ACQUIRE NEW PRODUCTS OR ENHANCEMENTS TO OUR SOFTWARE PRODUCTS THAT ARE MARKETABLE ON A TIMELY AND COST-EFFECTIVE BASIS.

We continually develop new services and proprietary software products. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of these products or services or any products or services that we may plan to introduce in the future. Moreover, we cannot be sure that any of these products and services will achieve widespread market acceptance or generate incremental revenue.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF WEAK LAW ENFORCEMENT.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed trademark applications with the United States Trademark Office and the Trademark Bureau of the State Administration of Industry and Commerce in China. We have also been granted copyrights by the State Copyright Bureau in China with respect to Internet-related software products although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Since the Chinese legal system in general and the intellectual property regime in particular are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

WE ARE EXPOSED TO CERTAIN BUSINESS AND LITIGATION RISKS WITH RESPECT TO TECHNOLOGY RIGHTS HELD BY THIRD PARTIES.

We currently and intend to increasingly license technology from third parties. As we introduce services that require new technology, we will probably need to license additional third party technology. We cannot provide assurance that these technology licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could delay or compromise our ability to introduce new services. In addition, we may or may allegedly breach the technology rights of others and incur legal expenses and damages, which, in the aggregate, could be substantial.

YEAR 2000 ISSUES PRESENT TECHNOLOGICAL RISKS WHICH COULD EXPOSE US TO LIABILITIES AND CAUSE DISRUPTION TO OUR SOFTWARE OR INSTALLED SYSTEMS AND HURT SALES OF OUR SOFTWARE PRODUCTS.

Year 2000 problems occur when computer systems and hardware and software products cannot distinguish 21st century dates from 20th century dates. This may result in software failures or the creation of erroneous results. In our network solution business, we integrate hardware from third party vendors and sell software products from third party licensors as well as our proprietary software products. Our proprietary software products sold on a stand-alone basis interact directly and indirectly with a number of other hardware and software systems. Despite investigation and testing by us, the systems installed by us and our proprietary software may contain errors or defects associated with Year 2000 date functions. We may not be able to identify all Year 2000 failures in hardware and software products supplied by third party vendors or in our proprietary software products because not all failures are within the scope of these tests.

Any errors or defects relating to Year 2000 date functions that affect the operation of our software could result in:

o     delay or loss of revenue;

o     cancellation of customer contracts;

o     diversion of development resources;

o     damage to our reputation;

o     increased service and warranty costs;

o      and litigation costs.

In addition, we use multiple software systems for our internal business purposes, including accounting, human resources, email, engineering development and testing tools, customer service and support, professional services and sales tracking applications. Any Year 2000 failures in our internal system could cause business disruption and hurt our reputation.

While we have experienced no Year 2000 failures or errors to date since Year 2000 failures can be associated with any dates throughout year 2000, we expect our Year 2000 risks to continue through the end of 2000.

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

AsiaInfo is incorporated in the State of Delaware. However, a majority of AsiaInfo's directors, executive officers and shareholders live outside the United States, principally in Beijing, China and Hong Kong. Also, all or most of our assets are located outside the United States. As a result, you may not be able to:

o     effect service of process upon us or these persons within the United
      States, or

o enforce against us or these persons in United States courts judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

WE DO NOT INTEND TO PAY AND MAY BE RESTRICTED FROM PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid any dividends on our capital stock and we do not intend to declare any dividends. We currently intend to retain future earnings to fund growth. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert these payments from Renminbi into foreign currencies. In addition, loan agreements and contractual arrangements we enter into in the future may also restrict our ability to pay dividends.

THE FACT THAT OUR BUSINESS IS CONDUCTED IN BOTH U.S. DOLLARS AND RENMINBI MAY SUBJECT US TO CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THESE TWO CURRENCIES.

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. The contracts we enter into with our customers provide for price adjustments reflecting foreign exchange fluctuations; however, we cannot guarantee that future contracts will contain such provisions. As a result of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. Since we report our financial results in U.S. dollars, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect upon our reported net income.

RISKS RELATING TO THE INDUSTRY

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The information technology services market for Internet infrastructure in China is new and rapidly changing. Our competitors in the market mainly include domestic systems integrators such as Suntek and Aotian. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China, such as IBM and Hewlett-Packard, that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the information technology services market for Internet infrastructure, this could hurt our profitability and erode our market share.

In the customer management and billing market, we compete with both international and local software providers. In the online billing segment, we compete primarily with Portal Software Inc. ("Portal") and Suntek, and in the wireless billing segment, we compete with more than ten local competitors. The messaging software sector is highly competitive. Our principal competitors in this sector are Software.com and Netease. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's pending entry into the WTO, we anticipate the entrance of new competitors into the customer management and billing software market.

Our competitors, some of whom have greater financial, technical and human resources than us, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

POLITICAL, ECONOMIC AND REGULATORY RISKS

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR.

Since the establishment of the PRC in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo, the Central Committee and the National Party Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industries, the telecommunications regulatory body of the Chinese government.

Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

THE FAILURE OF CHINA TO GAIN ENTRY INTO THE WTO COULD NEGATIVELY IMPACT THE CHINESE ECONOMY AND OUR GROWTH.

Failure by China to join the WTO as expected could slow down China's economic growth and could result in lower than forecasted spending in the telecommunications sector in China, which in turn could adversely affect the demand for our products and services from our large customers.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD ADVERSELY AFFECT
US.

Our subsidiaries are wholly foreign owned enterprises, which are enterprises incorporated in China and wholly-owned by foreign investors. They are subject to laws and regulations applicable to foreign investment in China in general and laws applicable to wholly foreign owned enterprises in particular. The legislation and regulations over the past 20 years have significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us.

FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT THE VALUE OF OUR SHARES.

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although in general our exposure to foreign exchange risks should be limited, the value of your investment in our shares will be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while the shares will be traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from and our investment in our subsidiaries in China.

RISKS RELATING TO THE SHARES

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to:

o     investor perceptions of us and investments relating to China and Asia;

o     developments in the Internet and telecommunications industries;

o variations in our operating results from period to period due to project timing; and

o     announcements of new products or services by us or by our competitors.

In addition, the high technology sector of the stock market frequently experiences extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies and which have often been unrelated to the operating performance of these companies.

FUTURE SALES OF SHARES BY OUR COMPANY OR EXISTING SHAREHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

Our seven largest shareholders, Warburg-Pincus Ventures, ChinaVest Group, Fidelity International and Intel Pacific, Inc., and their affiliates, as well as Edward Tian, one of our directors, James Ding, our Chief Executive Officer, and Louis Lau, our Chairman, in the aggregate, control approximately 70% of our voting stock. As a result, these shareholders will be able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control of AsiaInfo.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT A CHANGE OF CONTROL OF ASIAINFO AND PREVENT YOU FROM REALIZING A PREMIUM ON YOUR INVESTMENT.

The board of directors has the authority to issue up to an additional 2,000,000 shares of preferred stock. Further, without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

AsiaInfo currently has authorized the size of its board to be not less than three nor more than nine directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2000; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of AsiaInfo.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date when the person became an interested stockholder unless, subject to exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a "business transaction" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

AsiaInfo is exposed to interest-rate risk primarily associated with its underlying liabilities. To date, the Company has not entered into any types of derivatives to hedge against interest-rate changes, nor does it speculate in foreign currency. However, the Company does maintain a significant portion of its cash deposits in U.S. dollars in order to avoid currency risk related to Renminbi. A portion of these U.S. dollar deposits are used to collateralize Renminbi-denominated loans to the Company from Chinese banks.

Because substantially all of AsiaInfo's revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of AsiaInfo's revenues and expenses relating to the service component of its network solutions business and software business are denominated in Renminbi, the Company does not have significant exposure to either U.S. dollar or Renminbi. Thus, the Company does not believe that it is necessary to enter into derivatives contracts to hedge its exposures to either currency.

AsiaInfo has historically been exposed to market risk related to changing interest rates. The Company's primary exposure to interest-rate risk relates to the lines of credit and short term loans described above under "Liquidity and Capital Resources".

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, the Company's Registration Statement on Form S-1 covering the offering of 5,000,000 shares of the Company's common stock (No. 333-93199) was declared effective. The offering was managed by Morgan Stanley Dean Witter, Deutsche Banc Alex Brown and Donaldson, Lufkin & Jenrette as representatives of the several underwriters named in the Registration Statement (the "Underwriters").

The Underwriters exercised an over-allotment option to purchase an additional 750,000 shares of the Company's common stock. The total price to the public for the shares offered and sold by the Company was $138,000,000.

The approximate amount of expenses incurred for the Company's account in connection with the initial public offering are as follows:

      Underwriting discounts and commissions                   $ 9,660,000
      Finders' fees                                                     --
      Expenses paid to or for the Underwriters                          --
      Other Expenses                                           $ 1,731,116
                                                               -----------

      Total expenses                                           $11,391,116
                                                               ===========

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

The net proceeds of the offering to the Company (after deducting the foregoing expenses) was approximately $126,608,884. From the effective dates of the Registration Statement, the net proceeds have been used for the following purposes:

      Construction of plant, building and facilitates                   --
      Purchase and installation of machinery and
        equipment                                                       --
      Purchase of real estate                                           --
      Acquisition of other business (including
        transaction costs)                                              --
      Repayment of indebtedness                                         --
      Working capital                                                   --
      Temporary investments, including cash and cash
        equivalents                                           $126,608,884
      Other purposes                                                    --
                                                              ------------

                                                              $126,608,884
                                                              ============

All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

Upon the closing of the Company's initial public offering in March 2000, all outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were automatically converted into approximately 6,952,153 shares of the Company's common stock.

From January 1, 2000 through March 31, 2000, the Company issued unregistered securities to a limited number of persons as described below:

1. On February 16, 2000, the Company issued 20,000 shares of common stock pursuant to the exercise of warrants, at an exercise price of $0.01 per share.

2. On March 1, 2000, the Company issued 292 shares at a deemed issue price of $23.97 per share in exchange for services rendered by a consultant.

3. From January 1, 2000 through March 31, 2000, the Company issued an aggregate of 647,720 shares of common stock pursuant to the exercise of options issued under the Company's 1995, 1996 and 1998 stock option plans. The weighted average exercise price per share of these options was $1.09 and the aggregate consideration received by the Company in connection with these exercises was $706,225.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, Regulation D or Regulation S promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. In certain circumstances, the recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The following exhibits are filed as a part of this Report.

            Exhibit     Description
            Number      of Exhibits

            3.1         Certificate of Incorporation of the Company, dated June
                        8, 1998*
            3.2         By-Laws of the Company, dated June 8, 1998*
            3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated August 27, 1999*
            4.1 Specimen Share Certificate representing the Company's shares of common stock*
            10.1        Certificate of Merger of AsiaInfo Holdings,

                        Inc., a Texas corporation with and into the Company, a Delaware corporation, dated June 8, 1998*
            10.2 Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into the Company, a Delaware corporation, dated October 13, 1999*
            10.3 Agreement and Plan of Merger dated as of June 8, 1998 by and among the Company, a Delaware corporation and AsiaInfo Holdings, Inc., a Texas Corporation*
            10.4 1999 Incentive Stock Option Plan approved and adopted as of June 1, 1999*
            10.5 Lease of the Company's headquarters at 11 Baishiqiao Road, Beijing, as supplemented, dated August 31, 1999*
            11.1 Statement regarding computation of per share earnings (included in Note 6 to the Company's Condensed Consolidated Financial Statements)
            27.1        Financial Data Schedules

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 333-93199).

      (b)   Reports on form 8-K

            None.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AsiaInfo Holdings, Inc.


Date: May 15, 2000                            By:  /s/Ying Han
                                              ----------------------------------
                                              Chief Financial Officer
                                              (duly authorized officer
                                              and principal financial officer)

                                INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

Exhibit Number      Description of Exhibits

3.1                 Certificate of Incorporation of the Company, dated June 8,
                    1998*
3.2                 By-Laws of the Company, dated June 8, 1998*
3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated August 27, 1999*
4.1 Specimen Share Certificate representing the Company's shares of common stock*
10.1 Certificate of Merger of AsiaInfo Holdings, Inc., a Texas corporation, with and into the Company, a Delaware corporation, dated June 8, 1998*
10.2 Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into the Company, a Delaware corporation, dated October 13, 1999*
10.3 Agreement and Plan of Merger dated as of June 8, 1998 by and among the Company, a Delaware corporation, and AsiaInfo Holdings, Inc., a Texas Corporation*
10.4                1999 Incentive Stock Option Plan approved and adopted as of
                    June 1, 1999*
10.5 Lease of the Company's headquarters at 11 Baishiqiao Road, Beijing, as supplemented, dated August 31, 1999*
11.1 Statement regarding computation of per share earnings (included in Note 6 to the Company's Condensed Consolidated Financial Statements)
27.1                Financial Data Schedules

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 333-93199).