Form 10-Q
period 2000-06-30
ASIAINFO HOLDINGS INC
filed 2000-08-14
CIK 1100969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                       Commission File Number 001-15713

                            ASIAINFO HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                               752506390
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    4TH FLOOR, ZHONGDIAN INFORMATION TOWER
                     18 BAISHIQIAO ROAD, HAIDIAN DISTRICT
                             BEIJING 100086, CHINA
          (Address of principal executive office, including zip code)

                               +(8610) 6846-7058
              Registrant's telephone number, including area code


                4/th/ Floor, Ligong Science & Technology Tower
                     11 Baishiqiao Road, Haidian District
                             Beijing 100081, China


  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                  No [_]

 The number of shares outstanding of the Registrant's common stock as of August
                        August 14, 2000 was 39,771,980

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                                          Page
       Item 1.      Financial Statements (unaudited)...................................................   3
                    a)  Condensed Consolidated Statements of Operations for the three and six months
                        ended June 30, 2000............................................................   3

                    b)  Condensed Consolidated Balance Sheets As of December 31, 1999 and June 30,
                        2000...........................................................................   4

                    c)  Condensed Consolidated Statements of Cash Flows For the three and six months
                        ended June 30, 1999 and 2000...................................................   5

                    d)  Notes to Condensed Consolidated Financial Statements For the six months
                        ended June 30, 1999 and 2000...................................................   7

       Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                    Operations.........................................................................  14

       Item 3.      Quantitative and Qualitative Disclosure About Market Risk..........................  27

PART II.  OTHER INFORMATION

       Item 2.      Changes in Securities and Use of Proceeds..........................................  29

       Item 6.      Exhibits and Reports on Form 8-K...................................................  30

SIGNATURE..............................................................................................  31

              PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In US dollars)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                    1999             2000            1999             2000
                                                  ------------    -----------      -----------   -----------
                                                         (unaudited)                      (unaudited)
Revenues:
     Network solutions...........................  $17,920,812    $46,648,504      $21,820,432   $67,747,783
     Software license............................    1,625,400      4,442,288        2,973,213     6,235,314
                                                   -----------    -----------      -----------   -----------
Total revenues...................................   19,546,212     51,090,792       24,793,645    73,983,097
                                                   -----------    -----------      -----------   -----------
Cost of revenues:
     Network solutions...........................   13,868,214     43,098,765       17,312,053    63,313,490
     Software license............................          437          1,037            1,434         2,835
                                                   -----------    -----------      -----------   -----------
     Total cost of revenues......................   13,868,651     43,099,802       17,313,487    63,316,325
                                                   -----------    -----------      -----------   -----------
Gross profit.....................................    5,677,561      7,990,990        7,480,158    10,666,772
                                                   -----------    -----------      -----------   -----------
Operating expenses:
     Sales and marketing.........................    1,425,800      4,137,879        2,521,126     7,588,551
     General and administrative..................    1,841,833      3,402,614        3,592,875     5,774,058
     Research and development....................      679,302      1,594,039        1,098,479     2,689,793
     Amortization of deferred stock
       compensation..............................      372,699        585,515          961,236     1,284,606
                                                   -----------    -----------      -----------   -----------
     Total operating expenses....................    4,319,634      9,720,047        8,173,716    17,337,008
                                                   -----------    -----------      -----------   -----------
     Income (loss) from operations...............    1,357,927     (1,729,057)        (693,558)   (6,670,236)
                                                   -----------    -----------      -----------   -----------
Other income (expense):
   Interest income...............................      137,580      2,686,818          295,019     3,220,559
   Interest expense..............................     (159,446)      (340,636)        (269,112)     (609,565)
   Other income, net.............................       (8,633)      (288,457)         174,330      (206,875)
                                                   -----------    -----------      -----------   -----------
   Total other (expense) income, net.............      (30,499)     2,057,725          200,237     2,404,119
                                                   -----------    -----------      -----------   -----------
   Income (loss) before income taxes
       and minority interests....................    1,327,428        328,668         (493,321)   (4,266,117)
   Income tax expense (benefit)..................      106,183       (105,039)         175,754       (61,329)
                                                   -----------    -----------      -----------   -----------
   Income (loss) before minority
       interests.................................    1,221,245        433,707         (669,075)   (4,204,788)
   Minority interests in loss of
       consolidated subsidiaries.................       31,549             --           63,098            --
                                                   -----------    -----------      -----------   -----------
Net income (loss)................................  $ 1,252,794    $   433,707      $  (605,977)  $(4,204,788)
                                                   ===========    ===========      ===========   ===========
Net income (loss) per shares:
     Basic.......................................        $0.09          $0.01           $(0.04)       $(0.12)
                                                   ===========    ===========      ===========   ===========
     Diluted.....................................        $0.04          $0.01           $(0.04)       $(0.12)
                                                   ===========    ===========      ===========   ===========
Shares used in computation:
     Basic.......................................   14,096,435     39,738,567       13,889,839    34,279,990
                                                   ===========    ===========      ===========   ===========
     Diluted.....................................   33,446,190     47,020,308       13,889,839    34,279,990
                                                   ===========    ===========      ===========   ===========

See notes to condensed financial statements

                            ASIAINFO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In US dollars)

                                                                                         December 31,            June 30,
                                                                                         ------------          ------------
                                                                                             1999                  2000
                                                                                         ------------          ------------
                                                                                                               (unaudited)
                                   ASSETS
Current Assets:
     Cash and cash equivalents..................................................          $25,403,884          $ 30,323,579
     Short-term investment......................................................                   --            98,691,500
     Restricted cash............................................................           12,189,794            26,169,421
     Accounts receivable, trade - net...........................................           21,928,036            60,342,488
     Inventories................................................................            2,908,426            14,492,631
     Advance to suppliers.......................................................              228,323               338,696
     Other receivables..........................................................            1,346,884             2,473,694
     Deferred income taxes......................................................               25,117                41,976
     Deferred offering costs....................................................              401,607                    --
     Prepaid expenses and other current assets..................................              340,502               356,413
                                                                                         ------------          ------------

        Total current assets....................................................           64,772,573           233,230,398
Property, plant, and equipment - net............................................            2,183,545             4,030,959
Goodwill, at cost less accumulated amortization.................................            4,302,633             3,773,971
Deferred income taxes...........................................................              168,228               212,698
                                                                                         ------------          ------------
        Total Assets............................................................          $71,426,979          $241,248,026
                                                                                         ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term bank loans......................................................          $ 9,698,882          $ 17,625,030
     Accounts payable...........................................................           11,867,188            43,418,120
     Deferred revenue...........................................................              495,470             3,061,655
     Other payables.............................................................              360,968               637,925
     Accrued employee benefit...................................................            4,810,650             8,075,218
     Accrued expenses...........................................................            1,930,145             2,258,269
     Other taxes payable........................................................            2,295,030             1,861,654
     Income taxes payable.......................................................              180,475                    --
                                                                                         ------------          ------------

        Total current liabilities...............................................           31,638,808            76,937,871
                                                                                         ------------          ------------

Commitments and contingencies (Note 7)
Stockholders' Equity:
     Convertible preferred stock................................................               47,913                    --
     Common stock, 50,000,000 shares authorised, $0.01 par value, shares issued and outstanding: December 31, 1999, 25,532,144;
       June 30, 2000, 39,812,780................................................              255,321               398,128
     Additional paid-in capital.................................................           46,118,424           173,444,303
     Deferred stock compensation................................................           (3,865,373)           (2,580,767)
     Accumulated deficit........................................................           (2,764,854)           (6,969,642)
     Accumulated other comprehensive (loss) income..............................               (3,260)               18,133
                                                                                         ------------          ------------

        Total stockholders' equity..............................................           39,788,171           164,310,155
                                                                                         ------------          ------------

        Total Liabilities and Stockholders' Equity..............................          $71,426,979          $241,248,026
                                                                                         ============          ============

See notes to condensed consolidated financial statements

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In US dollars)

                                                                                                Six Months Ended June 30,
                                                                                           ---------------------------------
                                                                                              1999                  2000
                                                                                          -----------          -------------
                                                                                                       (unaudited)
Cash flows from operating activities:
 Net loss..........................................................................       $  (605,977)         $  (4,204,788)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation.......................................................................           335,223                500,506
Amortization of goodwill...........................................................           287,743                528,662
Amortization of deferred stock compensation........................................           961,236              1,284,606
Deferred income taxes..............................................................           105,080                (61,329)
Minority interest in loss of consolidated subsidiaries.............................           (63,098)                    --
Gain on disposal of property, plant, and equipment.................................            25,619                 54,037
Provision for doubtful accounts....................................................           181,791                 13,546
Changes in operating assets and liabilities:
 Short-term investments............................................................                --            (98,691,500)
 Restricted cash...................................................................        (2,690,000)           (13,950,000)
 Accounts receivable...............................................................         1,679,773            (38,427,998)
 Inventories.......................................................................        (4,115,632)           (11,584,205)
 Advance to suppliers..............................................................            32,540               (110,373)
 Amount due from a related party...................................................            57,048                     --
 Other receivables.................................................................          (660,179)            (1,214,310)
 Prepaid expenses and other current assets.........................................          (317,479)              (113,938)
 Accounts payable..................................................................        (1,866,145)            31,550,932
 Deferred revenue..................................................................        (1,638,924)             2,566,185
 Other payables....................................................................            10,751               (459,390)
 Accrued employee benefit..........................................................         1,552,960              3,264,568
 Accrued expenses..................................................................          (597,109)               328,124
 Other taxes payable...............................................................           165,754               (433,376)
 Income taxes payable..............................................................          (221,792)              (180,475)
                                                                                          -----------          -------------

Net cash used in operating activities..............................................        (7,380,817)          (129,340,516)
                                                                                          -----------          -------------

Cash flows from investing activities:
 Purchases of property, plant, and equipment.......................................       $  (545,828)         $  (2,400,429)
 Purchase of subsidiary-AI Zhejiang................................................        (1,297,276)                    --
                                                                                          -----------          -------------
Net cash used in investing activities:.............................................        (1,843,104)            (2,400,429)
                                                                                          -----------          -------------

Cash flows from financing activities:
 Increase in short-term bank loans.................................................       $11,647,796          $  23,705,449
 Repayment of short-term bank loans................................................        (4,498,793)           (15,781,198)
Net proceeds on issuance of Common stock in
  initial public offering..........................................................                --            127,851,874
 Proceeds on exercise of stock options.............................................            41,666                892,182
 Warrants exercised................................................................                --                    200
                                                                                          -----------          -------------
Net cash provided by financing activities..........................................         7,190,669            136,668,507
                                                                                          -----------          -------------
Net increase in cash and cash equivalent:
Cash and cash equivalents at beginning of year.....................................         9,749,374             25,403,884
Effect of exchange rate changes on cash and cash equivalents.......................            35,041                 (7,867)
                                                                                          -----------          -------------
Cash and cash equivalents at end of year...........................................       $ 7,751,163          $  30,323,579
                                                                                          ===========          =============

                            ASIAINFO HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                (In US dollars)

                                                                                              Six Months Ended June 30,
                                                                                           -------------------------------
                                                                                             1999                   2000
                                                                                           ----------            ---------
                                                                                                     (unaudited)
Supplemental cash flow information:
     Cash paid during the year:
     Interest.....................................................................         $  268,120             $446,302
     Income taxes.................................................................            276,000              188,475
                                                                                           ==========            =========

Noncash investing and financing activities:
     Deferred stock compensation..................................................         $1,307,467             $     --
                                                                                           ==========            =========

See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                    Six Months Ended June 30, 1999 and 2000

                                (In US dollars)

1.   GENERAL AND BASIS OF PREPARATION

     AsiaInfo Holdings, Inc. (the "Company") was incorporated in the State of Texas, United States ("US"), on June 17, 1993 and was subsequently reincorporated in the State of Delaware in June 1998. The Company currently operates through two subsidiaries, AsiaInfo Technologies (China), Inc. ("AI Technology") and Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"). Both subsidiaries are incorporated in the People's Republic of China ("China" or the "PRC"), are wholly-owned by the Company and are consolidated with the Company for financial reporting purposes. Previously, the Company had two other consolidated subsidiaries: AsiaInfo Services Inc., which was dissolved in May 1999, and AsiaInfo-CTC Network Systems Inc., which was in the process of liquidation as of June 30, 2000. In addition, the Company previously held a 55% interest in Beijing AsiaInfo Data Communications Technology Co., Ltd., now renamed General Data System Co., Ltd., ("AI Data"). AI Data was consolidated with the Company from 1996 until the Company's sale of a 16.5% interest in AI Data in August 1999. The remaining interest in AI Data was subsequently accounted for using the equity method until December 1999, when the Company sold its remaining interest in AI Data.

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

     In the Company's opinion, all adjustment necessary for a fair presentation of the unaudited results of operations for the three months and six months ended June 30, 1999 and 2000 are included. All such adjustments are accruals of a normal an recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1999 and June 30, 2000 and the reported amounts of revenues and expenses during the three months and six months ended June 30, 1999 and 2000. Actual results could differ from those estimates. Revenues in excess of billings on services contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $11,945,082 at December 31, 1999 and $33,328,570 at June 30, 2000. Billings in excess of revenues recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met. At December 31, 1999 and June 30, 2000 the balance of trade account receivables of $9,982,954 and $27,013,918, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

     The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on June 30, 2000 was US$1.00=RMB8.278. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets and liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001. The Company has not yet determined the impact, if any, on its financial position, results of operations or cash flows.

     Information concerning the organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements for the year ended December 31, 1999 prepared as part of the Company's final prospectus filed with the Securities and Exchange Commission on March 2, 2000. The report should be read in conjunction with such financial statements.

2.   CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS

     The Company considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalent. The Company maintained cash and cash equivalents in deposit accounts with major banks. Upon the completion of the initial public offering in March 2000 (see Note 6), the Company received additional cash which is available for investment. As of June 30, 2000, cash equivalents and short-term investments consist primarily of time deposits with original maturities less than twelve months and money market funds with a major financial institution.

                                                                               December 31, 1999       June 30, 2000
                                                                             ---------------------   ----------------
                                                                                             (unaudited)
     Cash and cash equivalent:
          Cash..........................................................          $25,403,884            $22,823,579
          Money market funds............................................                   --              7,500,000
                                                                                  -----------            -----------
          Total.........................................................          $25,403,884            $30,323,579
                                                                                  ===========            ===========
     Short-term investments:
          Time deposits with original maturities less than twelve
           months.......................................................          $        --            $98,691,500
                                                                                  ===========            ===========

3.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive loss for the periods presented are as follows:

                                                                                          Six Months Ended June 30,
                                                                                      -------------------------------
                                                                                         1999                 2000
                                                                                      ----------            ---------
                                                                                                (unaudited)
     Net Loss...........................................................              $(605,977)          $(4,204,788)
     Change in cumulative transaction adjustment........................                (21,764)               21,393
                                                                                      ---------           -----------
     Comprehensive loss.................................................              $(627,741)          $(4,183,395)
                                                                                      =========           ===========

4.   SHORT-TERM BANK LOANS

     As of June 30, 2000, the Company had total short-term credit facilities totaling $27.6 million expiring in July 2000 and March 2001 for working capital purposes. At June 30, 2000 funds available under unused short-term credit facilities were $15.8 million. The loans carry interest ranging from approximately 5.58% to 6.435% per annum and are repayable within one year. The secured bank loans and short-term credit facilities were secured by bank deposits of $12.2 million as of December 31, 1999 and $26.2 million as of June 30, 2000, which are presented as restricted cash in the condensed consolidated balance sheets.

5.   INCOME TAXES

     The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes. The tax provisions (benefit) of $175,754 and $(61,329) for the six month ended June 30, 1999 and 2000, respectively, represent deferred income taxes.

6.   CAPITAL STOCK

     Initial public offering

     On March 2, 2000, the Company completed an initial public offering of its common stock. All 5.75 million shares covered by the Company's Registration statement on Form S-1, including shares covered by an over allotment option that was exercised, were sold by the Company at a price of $24.00 per share, less than an underwriting discount of $1.68 per share. Net proceeds to the Company from all shares sold were approximately $127 million. Upon the consummation of the Company's initial public offering on March 3, 2000, all of the outstanding preferred stock automatically converted into Common Stock.

     Warrants to purchase common stock

     During the six months ended June 30, 2000 warrants to purchase 20,000 shares of common stock at $0.01 per share were exercised and at June 30, 2000, warrants to purchase 20,000 shares of common stock were outstanding.

     Stock options

     Option activity of the Company's stock option plans is summarized as follows:

                                                                                        Outstanding options
                                                                      -----------------------------------------------------
                                                                                                      Weighted average
                                                                       Number of Shares           exercise price per share
                                                                      --------------------      ---------------------------
     Outstanding, January 1, 2000..............................               8,891,811                       $ 2.99
     Granted...................................................               2,254,800                        23.97
     Cancelled.................................................                (468,676)                        3.79
     Exercised.................................................              (1,592,550)                        1.77
                                                                          -------------                      -------
     Outstanding, June 20, 2000................................               9,085,385                       $ 8.37
                                                                          =============                      =======

7.   NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                -----------------------------   ---------------------------
                                                       1999          2000           1999           2000
                                                ---------------    ----------   ------------    -----------
                                                         (unaudited)                   (unaudited)
Net income (loss) (numerator):
     Net income (loss)
       Basic and diluted.......................    $ 1,252,794   $   433,707    $  (605,977)   $(4,204,788)
                                                   -----------   -----------    -----------    -----------
Shares (denominator):
   Weighted average
       Common Stock Outstanding................     15,389,304    39,738,567     15,029,154     34,279,990
       Outstanding subject to
         repurchase............................      1,292,869            --      1,139,315             --
                                                   -----------   -----------    -----------    -----------

       Basic...................................     14,096,435    39,738,567     13,889,839     34,279,990
                                                   ===========   ===========    ===========    ===========

   Diluted.....................................     33,446,190    47,020,308     13,889,839     34,279,990

Net income (loss) per share:
   Basic.......................................    $      0.09   $      0.01    $     (0.04)   $     (0.12)
   Diluted.....................................    $      0.04   $      0.01    $     (0.04)   $     (0.12)

     For the three months and six months ended June 30, 1999 and 2000, the Company had securities outstanding which could potentially dilute basic earnings per share ("EPS") in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in these periods. Such outstanding securities consist of the following:

                                                                            Six Months Ended June 30,
                                                                          -----------------------------
                                                                           1999                   2000
                                                                          -----------         ---------
                                                                                    (unaudited)
     Convertible preferred stock...................................        2,160,864                --
     Shares of common stock subject to repurchase..................        1,498,060                --
     Outstanding options...........................................        7,775,400         9,085,385
     Warrants......................................................        9,489,226            20,000
                                                                          ----------        ----------
                                                                          20,923,550         9,105,385
                                                                          ==========        ==========

8.   COMMITMENTS

     Performance options: In connection with the acquisition of AI Zhejiang, the Company has granted management and employees of AI Zhejiang performance options if, in the year 2000, AI Zhejiang's earnings before interest and taxes ("EBIT") exceeds AI Zhejiang's EBIT for 1999 and AI Zhejiang's combined EBIT for 1999 and 2000 exceeds $3,000,000. The total number of performance options granted will equal the amount by which AI Zheijiang's EBIT for 1999 and 2000 exceeds $3,000,000, expressed as a percentage and multiplied by 187,500. Each performance option will represent the right to purchase one share of the Company's common stock at the weighted average exercise price for stock options granted at such time. The performance options will be granted within 30 days of the determination of AI Zhejinag's EBIT for 2000.

9.   SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

     Information on the Company's operating segments is set out in the following page.

            Annex 1 to Segment and Geographic Operating Information

                                                                   Three Months Ended June 30,
                                                   ----------------------------------------------------------
                                                      1999                               2000
                                                   ----------------------------------------------------------
                                                                        Company
                                                                       Excluding
                                                                      AI Zhejiang    AI Zhejiang     Total
Revenues net of hardware cost:
Network solutions net of hardware cost...........  $6,037,199         $ 7,155,398     $ 138,137   $ 7,293,535
Software license.................................   1,625,400           4,105,827       336,461     4,442,288
                                                   ----------         -----------     ---------   -----------
Consolidated revenues net of
       hardware cost.............................   7,662,599          11,261,225       474,598    11,735,823

Consolidated cost of sales net of
   hardware cost.................................   1,985,038           3,315,329       429,504     3,744,833
                                                   ==========         ===========     =========   ===========

Consolidated gross profit........................  $5,677,561         $ 7,945,896     $  45,094   $ 7,990,990
                                                   ==========         ===========     =========   ===========
Gross profit:
Network Solutions................................  $4,052,598         $ 3,841,106     $(291,367)  $ 3,549,739
Software license.................................   1,624,963           4,104,790       336,461     4,441,251
                                                   ----------         -----------     ---------   -----------

Consolidated gross profit........................  $5,677,561         $ 7,945,896     $  45,094   $ 7,990,990
                                                   ==========         ===========     =========   ===========

Income (loss) from operation:
Network Solutions................................  $  714,984         $(1,054,495)    $(413,982)  $(1,468,477)
Software license.................................     642,943              (9,985)     (250,595)     (260,580)
                                                   ----------         -----------     ---------   -----------

Consolidated net income (loss) from
   operations....................................  $1,357,927         $(1,064,480)    $(664,577)  $(1,729,057)
                                                   ==========         ===========     =========   ===========

                                                                   Three Months Ended June 30,
                                                   ----------------------------------------------------------
                                                      1999                               2000
                                                   ----------------------------------------------------------
                                                                        Company
                                                                       Excluding
                                                                      AI Zhejiang    AI Zhejiang     Total
Revenues net of hardware cost:
Network solutions net of hardware cost...........  $ 7,763,126       $10,713,532      $   258,186   $10,971,718
Software license.................................    2,973,213         5,505,522          729,792     6,235,314
                                                   -----------       -----------      -----------   -----------

Consolidated revenues net of
       hardware cost.............................   10,736,339        16,219,054          987,978    17,207,032

Consolidated cost of sales net of
   hardware cost.................................    3,256,181         5,793,183          747,077     6,540,260
                                                   -----------       -----------      -----------   -----------

Consolidated gross profit........................  $ 7,480,158       $10,425,871      $   240,901   $10,666,772
                                                   ===========       ===========      ===========   ===========

Gross profit:
Network Solutions................................  $ 4,508,379       $ 4,921,405      $  (487,112)  $ 4,434,293
Software license.................................    2,971,779         5,504,466          728,013     6,232,479
                                                   -----------       -----------      -----------   -----------

Consolidated gross profit........................  $ 7,480,158       $10,425,871      $   240,901   $10,666,772
                                                   ===========       ===========      ===========   ===========

Income (loss) from operation:
Network Solutions................................  $(1,718,407)      $(4,203,102)     $  (704,997)  $(4,908,099)
Software license.................................    1,024,849        (1,361,289)        (400,848)   (1,762,137)
                                                   -----------       -----------      -----------   -----------

Consolidated net income (loss) from
   operations....................................  $  (693,558)      $(5,564,391)     $(1,105,845)  $(6,670,236)
                                                   ===========       ===========      ===========   ===========

     For the three months and six months ended June 30, 1999 and 2000, all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware and performance of system integration work. Also, as of December 31, 1999 and June 30, 2000, 99% of the Company's long-lived assets are located in the People's Republic of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity; and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed herein under the heading "Factors Affecting our Business Condition."

OVERVIEW

We are a leading provider of Internet-related, IT professional services and software products in China. We offer total network solutions and proprietary software to meet our customers' Internet and telecommunications infrastructure and operating needs. We offer these services in the context of total solutions, which include systems integration and customization of our proprietary and third party software. We have historically sold our software products as a part of our network solutions projects, but we are increasingly selling these products on a stand-alone basis.

We commenced our operations in 1993 as an Internet content provider. We moved our operations from Texas to China in 1995 and began generating significant network solutions revenues in 1996 and significant software product revenues in 1998. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., we conduct the bulk of our business through our two wholly-owned operating subsidiaries, each of which is a Chinese company. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are investing substantial personnel and financial resources to expand our software business, which we expect will account for a significantly greater portion of our revenues and operating expenses in the future. For these reasons, our historical financial data may not be a meaningful basis upon which to evaluate us and our prospects.

On April 5, 1999, we acquired AI Zhejiang, a leading Chinese producer of wireless customer management and billing software. The acquisition reflects our strategy of expanding the scope and size of our software operations. AI Zhejiang was one of the earliest entrants in the market for wireless customer management and billing software. We acquired AI Zhejiang for $2 million in cash and the issuance of 437,500 shares of common stock to AI Zhejiang's senior management for their past services. A wholly-owned subsidiary of AsiaInfo, AI Zhejiang's financial results are consolidated in our financial statements for the year ended December 31, 1999, and for the three- and six-month periods ended June 30, 2000. For historical financial information regarding AI Zhejiang, see its separate financial statements as of and for the years ended

December 31, 1997 and 1998 included in our Registration Statement on Form S-1 (No.333-93199), previously filed with the Commission.

Most of our revenues are derived from customer's orders under separate binding contracts for hardware and systems integration services. These contracts constitute our backlog at any given time. Revenue for hardware, system integration services and software products is recognized during the course of the project. We have generated a significant portion of our historical revenues from a limited number of customers, particularly various provincial entities of the China Telecom system and China Unicom. At June 30, 2000, approximately 82% of our backlog was attributable to orders placed by various entities of the China Telecom system and China Unicom.

We generate revenues from our two principal business lines: network solutions and proprietary software products. Software products have accounted for an increasing portion of total revenues, increasing from 2.1% of total revenues in 1997 to 10.8% of total revenues in 1999 and 8.4% of total revenues for the six months ended June 30, 2000. We expect that software products will account for a growing portion of our revenues in the future. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors and services for planning, design, systems integration, training and customization of our proprietary and third party software. Network solutions revenues also include fees that we earn under service contracts to maintain and upgrade installed software. Software license revenues consist of fees received from customers for licenses to use our products in perpetuity up to a specified maximum number of users. Substantially all of our software revenues are derived from our IP billing, wireless customer management and billing, and messaging software products. Total revenue includes the costs of hardware equipment for internet backbone construction projects, a cost that is passed on to the customer. Our revenues from network solutions is subject to significant fluctuation from quarter to quarter, depending on the timing of hardware deliveries in large internet backbone projects.

Although we account for our network solutions revenues on a gross basis that includes hardware sales, we manage our business internally based on total revenues net of hardware costs, which is consistent with our strategy of focusing on providing our customers with high value IT professional services, while gradually outsourcing lower end services such as hardware installation. This strategy may result in lower growth rates for total revenues as against prior periods, but should not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown by business line on this basis:


                                                                                   Six Months
                                                   Year Ended December 31,       Ended June 30,
                                              ---------------------------------  --------------
                                              1995   1996   1997   1998   1999        2000
                                              ----   ----   ----   ----   ----        ----
Business Line
-------------
Network solutions net of hardware costs.....   100%    89%    93%    88%    74%         62%
Software license............................     -     11%     7%    12%    26%         38%
                                              ----   ----   ----   ----   ----        ----
  Total revenues net of hardware costs......   100%   100%   100%   100%   100%        100%
                                              ====   ====   ====   ====   ====        ====

We believe that there are opportunities for us to expand into new business areas. In particular, we plan to become an application service provider (ASP), and expect to accelerate our investment in the ASP model in the third and fourth quarters of this year. We are currently completing our market studies in this area and entering the first phase of launch services. We expect to incur losses for the latter half of 2000 because of new investment in this area.

RESULTS OF OPERATIONS

REVENUES

Total revenues were $51.1 million and $74 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $31.5 million (or 161%) and $49.2 million (or 198%), respectively, over the comparable periods in fiscal 1999. Network solutions revenues totaled $46.6 million and $67.7 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $28.7 million (or 160%) and $45.9 million (or 210%), respectively, over the comparable periods in fiscal 1999. The increases in total revenue and network revenue during these periods are largely attributable to high hardware pass-through costs related to our backbone construction project for China Unicom, and to other regional backbone construction projects.

Software revenues were $4.4 million and $6.2 million, respectively, in the three-and six-month periods ended June 30, 2000, representing increases of $2.8 million (or 173%) and $3.3 million (or 110%), respectively, over the comparable periods in 1999. The growth in software revenues during these periods reflected greater demand for our products and faster development and installation of those products. We sold, in total, 1.13 million licenses for our customer care and billing software and 5.5 million messaging software licenses during the quarter ended June 30, 2000. In addition, AI Zhejiang, which we acquired in April 1999, contributed revenues of $1,368,842 for the six months ended June 30, 2000, 153% of which was software revenues.

COST OF REVENUES

Cost of revenues consist primarily of the hardware costs we pass through to our customers. Our cost of revenues was $43.1 million and $63.3 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $29.2 million (or 211%) and $46 million (or 266%) over the comparable periods in fiscal 1999. The increases were primarily due to our overall business expansion.

OPERATING EXPENSES

Operating expenses were $9.7 million and $17.3 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $5.4 million (or 125%) and $9.2 million (or 112%) over the comparable periods in 1999. The increases were primarily due to the overall expansion of our business, increased investments in sales and marketing and personnel development activities, and costs associated with the acquisition of AI Zhejiang. As compared to the comparable periods in 1999, operating expenses as a percentage of revenues decreased from 22% to 19% and from 33% to 23%, respectively, in the three- and six-month periods ended June 30, 2000.

Sales and marketing expenses were $4.1 million and $7.6 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $2.7 million (or 190%) and $5.1 million (or 201%), respectively, over the comparable periods in 1999. These increases were primarily attributable to the implementation of new marketing activities, the hiring of additional personnel and higher compensation levels.

Research and development expenses were $1.6 million and $2.7 million, respectively, in the three- and six-month periods ended June 30, 2000, representing increases of $0.9 million (or 135%) and $1.6 million (or 145%), respectively, over the comparable periods in 1999. These increases were primarily due to increased spending associated with the expansion of our software business, the hiring of additional personnel, higher compensation levels and the effect of the acquisition of AI Zhejiang. We expect that our spending on research and development will continue to increase and, in the third and fourth quarters of 2000, may increase by more than 100% as compared to the comparable periods in 1999.

General and administrative expenses increased 85% to $3.4 million and 61% to $5.8 million for the three- and six-month periods ended June 30, 2000, from $1.8 million for the quarter ended June 30, 1999 and $3.6 million from the six-month period ended June 30, 1999, in part because of amortization charges resulting from the acquisition of AI Zhejiang. The increase in general and administrative expenses was lower than the increases in other operating expenses as a result of our cost control efforts in this area.

OTHER INCOME AND EXPENSES

Other income and expenses (net), consisting primarily of net interest income and expense, totaled $2.1 million and $2.4 million for the three- and six-month periods ended June 30, 2000, as compared to net expenses of $30,499 and net income of $200,237, respectively, for the corresponding periods in 1999. This increase is primarily due to the investment of the funds we received upon completion of our initial public offering in March. Interest income rose to $2.7 million and to $3.2 million for the three- and six-month periods ended June 30, 2000, compared to $137,580 and $295,019 for the comparable periods in 1999. Net interest income was $2.3 million and $2.6 million, respectively, for the three- and six-month periods ended June 30, 2000.

NET INCOME (LOSS)

We recorded net income of $433,707, or $0.01 per share, for the quarter ended June 30, 2000 and a net loss of $4.2 million, or $0.12 per share for the six-month period ended June 30, 2000. This is in comparison to net income of $1.3 million or $0.09 per share in the quarter ended June 30, 1999 and a net loss of $605,977 or $0.04 per share for the six-month period ended June 30, 1999. Our net income for the three months ended June 30, 2000 was primarily driven by the growth of our software business and the interest income from our cash position.

LIQUIDITY AND CAPITAL RESOURCES

Our accounts receivable at June 30, 2000 were $60.3 million, consisting of $27 million in billed receivables and $33 million in unbilled receivables. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our billed receivables are based on revenue we have booked and billed. The process of billing receivables in China is somewhat different than in the United States, as customers typically do not make full payment until complete satisfaction of the project. Despite these longer receivable cycles, since our inception we have written off less than 0.5% of our accounts receivable as bad debt. Of the $27 million in billed receivables for the quarter, 74% were under 30 days old. During the quarter ended June 30, 2000, we reduced our billed receivables over 90 days old from 20% to 12% of total billed receivables by collecting on an outstanding receivable that was over 360 days old. For the quarter ended June 30, 2000, we had significant hardware pass-through costs due to the China Unicom contract, and collected $13 million of our billed receivables the week after the quarter closed. Our inventory position at the end of the quarter was $14.5 million, which was also primarily attributable to the China Unicom project, where much of the hardware in-transit is counted as inventory.

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We have historically financed our working capital and other financing requirements through careful management of our network solutions billing cycle, shareholder investments and, to a limited extent, bank loans. However, we anticipate that our working capital requirements will increase in the future.

In 1997, we raised working capital through the issuance of $14.0 million of convertible preferred stock in a private placement. In August 1999, we raised an additional $20.0 million through the issuance of additional shares of convertible preferred stock. In March 2000, we completed an initial public offering of our common stock, from which we derived net proceeds of approximately $127 million. Total contributed shareholder capital at June 30, 2000 was $171.3 million.

We have a $10.0 million working capital line of credit with the Bank of China's New York branch and lines of credit totalling $17.6 million with local Chinese banks in the PRC, secured by bank deposits of $26.2 million. We have borrowed $11.8 million under these lines of credit. As of June 30, 2000, we had available a total of $15.8 million under these lines. In addition, as of June 30, 2000 we had borrowings of $11.8 million, secured by bank deposits of an equal amount, from local banks. The lines of credit and loans carry interest ranging from 5.58% to 6.435% per annum and are repayable within one year.

As our business continues to expand, we expect that our working capital requirements will grow and that we will need to raise additional working capital. We continue to anticipate that the net proceeds of our initial public offering, together with available funds and cash flows generated from operations and the proceeds of our private placements, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2000. Thereafter, we may need to raise additional funds. We may need to raise additional funds sooner, however, in order to fund more rapid expansion and acquisitions, to develop new or enhanced services or products, to respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We plan to raise additional funds, if necessary, through new issuances of shares of our equity securities either through one or more offerings to the general public, private placements to accredited investors, or through credit facilities extended by lending institutions.

In the event we decide to pay dividends to our shareholders, our ability to pay dividends will depend in part on our ability to receive dividends from our operating subsidiaries in China. Foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from our operating subsidiaries in China or convert those payments from Renminbi into foreign currencies.

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

OUR CUSTOMER BASE IS HIGHLY CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived and believe that we will continue to derive a significant portion of our revenues from a limited number of large customers, such as the China Telecom system and China Unicom. Although various provincial and local entities of the China Telecom system are separate legal entities and generally make purchasing decisions independent of the Directorate General of Telecommunications, or DGT, their business decisions may nonetheless be affected by the DGT. Entities of the China Telecom system accounted for almost all of our revenues in 1997 and 1998. At December 31, 1999, entities of the China Telecom system and China Unicom accounted for approximately 87% of our backlog at June 20, 2000 that figure was 82%. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss of the China Telecom system, whose provincial and local entities have historically accounted for a major portion of our business, or cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly. Other factors that may affect us include the following:

 .    fluctuation in demand for our products and services as a result of budgetary cycles of our large customers, particularly state-owned enterprises;

 .    the reduction, delay, interruption or termination of one or more infrastructure projects; and

 .    our ability to introduce, develop and deliver new software products that meet customer requirements in a timely manner.

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

Our working capital requirements may also increase significantly in order to fund more rapid expansion and acquisitions, to develop new or enhanced services or products, to respond to competitive pressure to compete successfully for larger projects involving higher levels of hardware purchases or otherwise if our business grows more rapidly than we currently predict. An increase in our working capital needs may require that we raise additional funding sooner than we presently expect.

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we made a net profit in 1996 and 1998, we have sustained losses in prior years and in 1999 and for the six months ended June 30, 2000. There are no assurances that we can regain or sustain profitability or avoid net losses in the future. We continue to expect to increase our operating expenses as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of shares of our common stock to decline.

MANAGEMENT'S ABILITY TO IMPLEMENT ADEQUATE CONTROL SYSTEMS WILL BE CRITICAL TO MANAGE SUCCESSFULLY OUR FUTURE GROWTH.

In recent years, we have been expanding our operations rapidly, both in size and scope. Our growth places a significant strain on our management systems and resources. Our ability to market our products successfully and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and operational controls and reporting systems, and to expand, train and manage our work force. We may not be able to implement adequate control systems in an efficient and timely manner.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF WEAK LAW ENFORCEMENT.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed trademark applications with the United States Trademark Office and the Trademark Bureau of the State Administration of Industry and Commerce in China. We have also been granted copyrights by the State Copyright Bureau in China with respect to Internet-related software products although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

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

WE ARE EXPOSED TO CERTAIN BUSINESS AND LITIGATION RISKS WITH RESPECT TO TECHNOLOGY RIGHTS HELD BY THIRD PARTIES.

We currently license technology from third parties and intend to do so increasingly in the future. As we introduce services that require new technology, we will probably need to license additional third party technology. We cannot assure you that these technology licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could delay or compromise our ability to introduce new services. In addition, we may or may allegedly breach the technology rights of others and incur legal expenses and damages, which, in the aggregate, could be substantial.

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

We are incorporated in the State of Delaware. However, a majority of our directors, executive officers and shareholders live outside the United States, principally in Beijing, China and Hong Kong. Also, all or most of our assets are located outside the United States. As a result, you may not be able to:

 .    effect service of process upon us or these persons within the United
     States, or

 .    enforce against us or these persons in United States courts judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. The contracts we enter into with our customers provide for price adjustments reflecting foreign exchange fluctuations; however, we cannot guarantee that future contracts will contain such provisions. As a result of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. We report our financial results in U.S. dollars, therefore, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect upon our reported net income.

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

THE FAILURE OF CHINA TO GAIN ENTRY INTO THE WTO COULD NEGATIVELY IMPACT THE CHINESE ECONOMY AND OUR GROWTH.

Failure by China to join the World Trade Organization, as expected, could slow down China's economic growth and could result in lower than forecasted spending in the telecommunications sector in China, which in turn could adversely affect the demand for our products and services from our large customers.

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

FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT THE VALUE OF OUR SHARES.

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although in general our exposure to foreign exchange risks should be limited, the value in our shares will be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while the shares will be traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from and our investment in our subsidiaries in China.

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to:

 .    investor perceptions of us and investments relating to China and Asia;

 .    developments in the Internet and telecommunications industries;

 .    variations in our operating results from period to period due to project timing; and

 .    announcements of new products or services by us or by our competitors.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

Our seven largest shareholders, Warburg-Pincus Ventures, ChinaVest Group, Fidelity International and Intel Pacific, Inc., and their affiliates, as well as Edward Tian, one of our directors, James Ding, our Chief Executive Officer, and Louis Lau, our Chairman, in the aggregate, control approximately 70% of our voting stock. As a result, these shareholders are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2000; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of AsiaInfo.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest-rate risk primarily associated with our underlying liabilities. To date, we have not entered into any types of derivatives to hedge against interest-rate changes, nor do we speculate in foreign currency. However, we do maintain a significant portion of our cash deposits in U.S. dollars to avoid currency risk related to Renminbi. A portion of these U.S. dollar deposits are used to collateralize Renminbi-denominated loans to the Company from Chinese banks.

Because substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of its network solutions business and software business are denominated in Renminbi, we do not have significant exposure to either U.S. dollar or Renminbi. Thus, we do not believe that it is necessary to enter into derivatives contracts to hedge our exposures to either currency.

We have historically been exposed to market risk related to changing interest rates. Our primary exposure to interest-rate risk relates to the lines of credit and short term loans described above under "Liquidity and Capital Resources."

                          PART II.  OTHER INFORMATION

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

The approximate amount of expenses incurred for the Company's account in connection with the initial public offering are as follows:

Underwriting discounts and commissions                $ 9,660,000
Finders' fees                                                  --
Expenses paid to or for the Underwriters                       --
Other Expenses                                        $ 1,731,116
                                                  ---------------
Total expenses                                        $11,391,116
                                                  ===============

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

The net proceeds of the offering to the Company (after deducting the foregoing expenses) was approximately $126,608,884. From the effective dates of the Registration Statement, the net proceeds have been used for the following purposes:

Construction of plant, building and facilitates                   --
Purchase and installation of machinery and
     equipment                                          $  2,048,075
Purchase of real estate                                           --
Acquisition of other business (including
transaction costs)                                                --
Repayment of indebtedness                                         --
Working capital                                                   --
Temporary investments, including cash and
     cash equivalents                                   $124,560,809
Other purposes                                                    --
                                                      --------------
                                                        $126,608,884
                                                      ==============

All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

From April 1, 2000 through June 15, 2000, we issued an aggregate of 944,830 unregistered shares of common stock pursuant to the exercise of options issued under the Company's stock option plans. The weighted average exercise price per share of these options was $2.23 and the aggregate consideration received by the Company in connection with these exercises was $2,108,457.50. On June 15, 2000, AsiaInfo filed a Registration Statement on Form S-8 in respect of its stock option plans.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Rule 701 under the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The following exhibits are filed as a part of this Report.

      Exhibit Number       Description of Exhibits

      3.1                  Certificate of Incorporation of AsiaInfo, dated June
                           8, 1998/*/

      3.2                  By-Laws of AsiaInfo, dated June 8, 1998/*/

      3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo, dated August 27, 1999/*/

      4.1 Specimen Share Certificate representing AsiaInfo shares of common stock/*/

      10.1 Certificate of Merger of AsiaInfo Holdings, Inc., a Texas corporation with and into AsiaInfo, a Delaware corporation, dated June 8, 1998/*/

      10.2 Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into AsiaInfo, a Delaware corporation, dated October 13, 1999/*/

      10.3 Agreement and Plan of Merger dated as of June 8, 1998 by and among AsiaInfo, a Delaware corporation and AsiaInfo Holdings, Inc., a Texas corporation/*/

      10.4 1999 Incentive Stock Option Plan approved and adopted as of June 1, 1999/*/

      10.5 Lease of AsiaInfo's headquarters at 18 Baishiqiao Road, Beijing, dated August 31, 1999/*/

      11.1 Statement regarding computation of per share earnings (included in Note 7 to AsiaInfo's Condensed Consolidated Financial Statements)

      27.1                 Financial Data Schedules

     /*/ Incorporated by reference to the same numbered exhibit previously filed with our Registration Statement on Form S-1 (No. 333-93199).

(b)   Reports on form 8-K

      None.



                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AsiaInfo Holdings, Inc.


Date: August 14, 2000                 By: /s/ Ying Han
                                         --------------------------
                                      Ying Han
                                      Chief Financial Officer
                                      (duly authorized officer
                                      and principal financial officer)

                               INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

Exhibit Number      Description of Exhibits

3.1                 Certificate of Incorporation of AsiaInfo, dated June 8,
                    1998/(*)/

3.2                 By-Laws of AsiaInfo, dated June 8, 1998/*/

3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo, dated August 27, 1999/*/

4.1 Specimen Share Certificate representing AsiaInfo shares of common stock/*/

10.1 Certificate of Merger of AsiaInfo Holdings, Inc., a Texas corporation with and into AsiaInfo, a Delaware corporation, dated June 8, 1998/*/

10.2 Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into AsiaInfo, a Delaware corporation, dated October 13, 1999/*/

10.3 Agreement and Plan of Merger dated as of June 8, 1998 by and among AsiaInfo, a Delaware corporation and AsiaInfo Holdings, Inc., a Texas Corporation/*/

10.4                1999 Incentive Stock Option Plan approved and adopted as of
                    June 1, 1999/*/

10.5 Lease of AsiaInfo's headquarters at 18 Baishiqiao Road, Beijing, as supplemented, dated August 31, 1999/*/

11.1 Statement regarding computation of per share earnings (included in Note 7 to AsiaInfo's Condensed Consolidated Financial Statements)

27.1                Financial Data Schedules

   /*/ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 333-93199).