Form 10-Q
period 2000-09-30
ASIAINFO HOLDINGS INC
filed 2000-11-14
CIK 1100969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 +8610 6250 1658
               Registrant's telephone number, including area code

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

Yes [X]                  No [_]

     The number of shares outstanding of the Registrant's common stock as of
                         November 12, 2000 was 40,537,940

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                 Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited).........................................................3

a)         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1999 and 2000..................................3

b)         Condensed Consolidated Balance Sheets as of December 31, 1999
           and September 30, 2000...................................................................4

c)         Condensed Consolidated Statements of Cash Flows For the three and nine months ended September 30, 1999 and 2000........................................5

d)         Notes to Condensed Consolidated Financial Statements For the
           nine months ended September 30, 2000.....................................................7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................................................13

Item 3     Quantitative and Qualitative Disclosure About Market Risk...............................26

PART II.   OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds...............................................27

Item 5     Other Information.......................................................................27

Item 6     Exhibits and Reports on Form 8-K........................................................28

SIGNATURE  ........................................................................................29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In US dollars)

                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                              -----------------------------------         -----------------------------------
                                                  1999                  2000                   1999                  2000
                                              -------------         -------------         -------------         -------------
                                                          (unaudited)                                 (unaudited)
Revenues:
 Network solutions ...................        $  21,852,312         $  53,158,891         $  43,672,744         $ 120,906,674
 Software license ....................            1,669,310             4,909,455             4,642,523            11,144,769
                                              -------------         -------------         -------------         -------------
Total revenues .......................           23,521,622            58,068,346            48,315,267           132,051,443
                                              -------------         -------------         -------------         -------------
Cost of revenues:
 Network solutions ...................           16,219,803            48,252,719            33,531,856           111,566,209
 Software license ....................                1,380                25,750                 2,814                28,584
                                              -------------         -------------         -------------         -------------
 Total cost of revenues ..............           16,221,183            48,278,469            33,534,670           111,594,793
                                              -------------         -------------         -------------         -------------
Gross profit .........................            7,300,439             9,789,877            14,780,597            20,456,650
                                              -------------         -------------         -------------         -------------
Operating expenses:
 Sales and marketing .................            2,346,708             5,702,270             4,867,834            13,290,821
 General and administrative ..........            2,793,578             3,499,681             6,386,453             9,273,739
 Research and development ............              895,056             1,743,171             1,993,535             4,432,965
 Amortization of deferred stock
  compensation .......................            1,847,912               467,207             2,809,148             1,751,813
                                              -------------         -------------         -------------         -------------
 Total operating expenses ............            7,883,254            11,412,329            16,056,970            28,749,338
                                              -------------         -------------         -------------         -------------
 Loss from operations ................             (582,815)           (1,622,452)           (1,276,373)           (8,292,688)
                                              -------------         -------------         -------------         -------------
Other income (expense):
 Interest income .....................              203,999             2,283,139               499,018             5,503,698
 Interest expense ....................             (182,668)             (284,876)             (451,780)             (894,441)
 Other income, net ...................              149,302                14,310               323,632              (192,564)
                                              -------------         -------------         -------------         -------------
 Total other income (expense), net ...              170,633             2,012,573               370,870             4,416,693
                                              -------------         -------------         -------------         -------------
 Income (loss) before income taxes and
 minority interests ..................             (412,182)              390,121              (905,503)           (3,875,995)
 Income tax expense (benefit) ........              121,517                (6,479)              297,271               (67,808)
                                              -------------         -------------         -------------         -------------
 (Loss) income before minority
  interests ..........................             (533,699)              396,600            (1,202,774)           (3,808,187)
 Minority interests in loss of
  consolidated subsidiaries ..........               21,033                18,808                84,131                18,808
 Equity in loss of affiliate .........               (8,997)                 --                  (8,997)                 --
                                              -------------         -------------         -------------         -------------
Net (loss) income ....................        $    (521,663)        $     415,408         $  (1,127,640)        $  (3,789,379)
                                              =============         =============         =============         =============
Net (loss) income per share:
 Basic ...............................        $       (0.04)        $        0.01         $       (0.08)        $       (0.10)
                                              =============         =============         =============         =============
 Diluted .............................        $       (0.04)        $        0.01         $       (0.08)        $       (0.10)
                                              =============         =============         =============         =============
Shares used in computation:
 Basic ...............................           14,128,275            39,841,935            13,969,317            36,133,972
                                              =============         =============         =============         =============
 Diluted .............................           14,128,275            45,456,176            13,969,317            36,133,972
                                              =============         =============         =============         =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In US dollars)

                                                                          December 31,         September 30,
                                                                         -------------         -------------
                                                                              1999                 2000
                                                                         -------------         -------------
                                                                                                (unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents .....................................        $  25,403,884         $ 106,344,378
  Restricted cash ...............................................           12,189,794            23,166,369
  Short-term investment .........................................                 --              50,100,000
   Accounts receivable, trade - net .............................           21,928,036            62,099,751
  Inventories ...................................................            2,908,426             1,167,401
  Advance to suppliers ..........................................              228,323               782,619
  Other receivables .............................................            1,346,884             3,278,568
  Deferred income taxes .........................................               25,117                44,902
  Deferred offering costs .......................................              401,607                  --
  Prepaid expenses and other current assets .....................              340,502               466,155
                                                                         -------------         -------------
    Total current assets ........................................           64,772,573           247,450,143
Property, plant, and equipment--net .............................            2,183,545             5,318,671
Goodwill, at cost less accumulated amortization .................            4,302,633             3,509,641
Deferred income taxes ...........................................              168,228               247,211
                                                                         -------------         -------------
    Total Assets ................................................        $  71,426,979           256,525,666
                                                                         =============         =============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans .........................................        $   9,698,882         $  19,432,837
  Accounts payable ..............................................           11,867,188            51,257,586
  Deferred revenue ..............................................              495,470             3,455,413
  Other payables ................................................              360,968               645,539
  Accrued employee benefit ......................................            4,810,650             9,401,634
  Accrued expenses ..............................................            1,930,145             4,686,582
  Other taxes payable ...........................................            2,295,030             2,020,767
  Income taxes payable ..........................................              180,475                  --
                                                                         -------------         -------------
    Total current liabilities ...................................           31,638,808            90,900,358
                                                                         -------------         -------------

  Minority interest .............................................                 --                 198,589

Commitments and contingencies (Note 8)

Stockholders' Equity:
  Convertible preferred stock ...................................               47,913                  --
  Common stock, 50,000,000 shares authorized, $0.01
  par value, shares issued and outstanding: December
  31, 1999, 25,532,144; September 30, 2000, 39,970,680 ..........              255,321               399,707
Additional paid-in capital ......................................           46,118,424           173,677,702
  Deferred stock compensation ...................................           (3,865,373)           (2,113,560)
  Accumulated deficit ...........................................           (2,764,854)           (6,554,233)
  Accumulated other comprehensive (loss) income .................               (3,260)               17,103
                                                                         -------------         -------------
    Total stockholders' equity ..................................           39,788,171           165,426,719
                                                                         -------------         -------------
    Total Liabilities and Stockholders' Equity ..................        $  71,426,979         $ 256,525,666
                                                                         =============         =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In US dollars)

                                                   Nine Months Ended September 30,
                                                  ---------------------------------
                                                         1999         2000
                                                  ------------         ------------
                                                             (unaudited)

Cash flows from operating activities:
 Net loss ................................        $ (1,127,640)        $ (3,789,379)
 Adjustments to reconcile net loss to
    net cash (used in) provided
   by operating activities:
 Depreciation ............................             365,824              869,096
 Amortization of goodwill ................             520,719              792,992
 Amortization of deferred stock
  compensation ...........................           2,809,148            1,751,813
 Deferred income taxes ...................            (277,099)             (98,769)
 Minority interest in loss of consolidated
  subsidiaries ...........................             (84,131)             (18,808)
 Equity in loss of affiliate .............              (8,997)                --
 Gain on disposal of property, plant,
  and equipment ..........................                --                 90,721
 Gain on sale of investment in
  subsidiary .............................             (15,335)                --
 Provision for doubtful accounts .........             640,103             (226,257)
 Changes in operating assets and
  liabilities:
  Restricted cash ........................          (3,690,136)
  Accounts receivable ....................            (660,883)
  Inventories ............................             484,339            1,741,025
  Advance to suppliers ...................             591,241             (554,296)
  Amount due from a related party ........              56,829                 --
  Other receivables ......................             561,947           (2,118,434)
   Prepaid expenses and other current
   assets ................................            (758,934)            (223,680)
  Accounts payable .......................          (3,765,335)          39,390,398
  Deferred revenue .......................          (3,655,488)           2,959,943
  Other payables .........................              (8,738)            (451,776)
  Accrued employee benefit ...............           2,417,523            4,590,984
  Accrued expenses .......................            (546,780)           2,756,437
  Other taxes payable ....................             123,373             (274,263)
  Income taxes payable ...................             322,343             (180,475)
                                                  ------------         ------------

Net cash used in operating activities ....          (5,688,113)          (3,888,187)
                                                  ------------         ------------

Cash flows from investing activities:
 Increase in short-term investment .......                --            (50,100,000)
 Purchases of property, plant, and
  equipment ..............................        $   (335,913)        $ (4,097,065)
 Increase in investment in a
  subsidiary .............................            (239,000)                --
 Proceeds from disposal of a
  subsidiary, net ........................              33,477                 --
 Purchase of subsidiary-AI Zhejiang ......          (1,297,184)                --
                                                  ------------         ------------
Net cash used in investing activities ....          (1,838,620)         (54,197,065)
                                                  ------------         ------------

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.

                                 (In US dollars)

                                                     Nine Months Ended September 30,
                                                   -----------------------------------
                                                        1999                 2000
                                                   -------------         -------------
                                                              (unaudited)
Cash flows from financing activities:
 Increase in short-term bank loans ........        $  11,585,624         $  33,367,518
 Repayment of short-term bank loans .......           (8,498,943)          (23,631,629)
 Net proceeds from issuance of
   convertible preferred stock ............           20,000,000                  --
 Net proceeds on issuance of common
    stock in initial public offering ......                 --             127,851,874
 Proceeds on exercise of stock options ....               66,716             1,226,210
 Warrants exercised .......................                  200                   400
 Capital contribution by minority interest                  --                 217,397
                                                   -------------         -------------
Net cash provided by financing activities .           23,153,597           139,031,770
                                                   -------------         -------------
Net (decrease) increase in cash and cash
 equivalents ..............................           15,626,864            80,946,518
Cash and cash equivalents at beginning
 of period ................................            9,749,374            25,403,884
Effect of exchange rate changes on cash
 and cash equivalents .....................              (22,036)               (6,024)
                                                   -------------         -------------
Cash and cash equivalents at end of
 period ...................................        $  25,354,202         $ 106,344,378
                                                   =============         =============
Supplemental cash flow information:
 Cash paid during the period:
 Interest .................................        $     441,492         $     724,581
 Income taxes .............................              457,010               188,475
                                                   =============         =============
Noncash investing and financing activities:
 Deferred stock compensation ..............        $   6,589,717         $        --
                                                   =============         =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                 (In US dollars)

1.       GENERAL AND BASIS OF PREPARATIONS

AsiaInfo Holdings, Inc. (the "Company") was incorporated in the State of Texas, in the United States, on June 17, 1993 and was subsequently reincorporated in the State of Delaware in June 1998. The Company currently operates through the following subsidiaries: AsiaInfo Technologies (China), Inc. ("AI Technology") (100% owned), Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang") (100% owned) and Guangdong Wang Ying Information Technology Co., Ltd. ("Wang Ying") (40% owned, but controlled by the Company), all incorporated in the People's Republic of China ("China" or the "PRC") and Marsec Holdings, Inc. ("Marsec") (75% owned) incorporated in August 2000 in the Cayman Islands. Two previous subsidiaries: AsiaInfo Services Inc., and AsiaInfo-CTC Network System Inc. were dissolved in May 1999 and August 2000, respectively. In addition, the Company previously held a 55% interest in Beijing AsiaInfo Data Communications Technology Co., Ltd., ("AI Data") which was consolidated until the Company's sale of a 16.5% interest in AI Data in August 1999. AI Data was subsequently accounted for using the equity method until December 1999, when the Company sold its remaining interest. Marsec and Wang Ying were formed in August 2000.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

In the Company's opinion, all adjustment necessary for a fair presentation of the unaudited results of operations for the three-month and nine-month periods ended September 30, 1999 and 2000 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1999 and September 30, 2000 and the reported amounts of revenues and expenses during the three-month and nine-month periods ended September 30, 1999 and 2000. Actual results could differ from those estimates. Revenue in excess of billings on service contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $11,945,082 at December 31, 1999 and $33,907,981 at September 30, 2000. Billings in excess of revenues recognized on service contracts are recorded as deferred income until the revenue recognition criteria are met. At December 31, 1999 and September 30, 2000 the balance of trade account receivables of $9,982,954 and $28,543,352, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on September 30, 2000 was US$1.00=RMB8.2798. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                 (In US dollars)

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS137 and SFAS138. This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's year ending December 31, 2001.

In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin ("SAB")101, "Revenue Recognition in Financial Statements". SAB 101 establishes accounting and reporting standards for the recognition of revenue. It states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; (4) collectibility is reasonably assured. SAB 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not believe there will be significant effect, if any, on the Company's financial position, results of operations or cash flows from the implementation of SFAS No. 133 or SAB 101.

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

2.       CASH AND CASH EQUIVALENTS

The Company considers all highly liquid, low-risk debt instruments with an original maturity at the date of purchase of three months or less to be cash equivalents. Through March 31, 2000, the Company maintained cash and cash equivalents in deposit accounts with major banks. Upon the completion of the initial public offering in March 2000 (see Note 6), the Company received additional cash which is available for investment. At September 30, 2000, cash equivalents consist primarily of money market funds with a major financial institution.

                                                                    September 30, 2000
                                                December 31, 1999       (unaudited)
                                                   ------------        ------------
Cash and cash equivalents:
  Cash ....................................        $ 25,403,884        $ 81,344,378
  Money market funds ......................                --            25,000,000
                                                   ------------        ------------
  Total ...................................        $ 25,403,884        $106,344,378
                                                   ============        ============
Short-term investment:
  Time deposits with original maturities of
    less than twelve months ...............        $       --          $ 50,100,000
                                                   ============        ============

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                 (In US dollars)

3.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss for the periods presented are as follows:

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       1999               2000
                                                   -----------         -----------
                                                           (unaudited)
Net Loss ..................................        $(1,127,640)        $(3,789,379)

Change in cumulative translation adjustment            (40,102)             20,363
                                                   -----------         -----------
Comprehensive loss ........................        $(1,167,742)        $(3,769,016)
                                                   ===========         ===========

4.       SHORT-TERM BANK LOANS

As of September 30, 2000, the Company had total short-term credit facilities totaling $24.8 million expiring in November, 2000 and March, 2001 for working capital purposes. At September 30, 2000, funds available under unused short-term credit facilities were $10 million. The loans carry interest ranging from approximately 5.58% to 6.435% per annum and are repayable within one year. The secured bank loans and short-term credit facilities were secured by bank deposits of $12.2 million as of December 31, 1999 and $23.2 million as of September 30, 2000, which are presented as restricted cash in the condensed consolidated balance sheets.

5.       INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes. The tax provisions (benefit) of $297,271 and $(67,808) for the nine months ended September 30, 1999 and 2000, respectively, represent deferred income taxes.

6.       CAPITAL STOCK

Initial public offering

On March 2, 2000, the Company completed an initial public offering of its common stock. All 5.75 million shares of common stock covered by the Company's Registration statement on Form S-1, including shares covered by an over allotment option that was exercised, were sold by the Company at a price of $24.00 per share, less an underwriting discount of $1.68 per share. Net proceeds to the Company from all shares sold were approximately $127 million. Upon the consummation of the Company's initial public offering on March 3, 2000, all of the outstanding preferred stock automatically converted into Common Stock.

Warrants to purchase common stock

During the nine months ended September 30, 2000 warrants to purchase 40,000 share of common stock at $0.01 per share were exercised. At September 30, 2000, no warrants to purchase shares of common stock were outstanding.

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                 (In US dollars)


Stock options

Option activity of the Company's stock option plans is summarized as follows:

                                         Outstanding options
                                       -------------------------
                                                     Weighted average
                                                      exercise price
                                    Number of shares    per share
                                       ----------         ------
Outstanding, January 1, 2000:           8,891,811         $ 2.99
Granted .......................         2,575,150          24.03
Cancelled .....................          (484,676)         (4.53)
Exercised .....................        (1,730,450)         (1.76)
                                       ----------         ------
Outstanding, September 30, 2000         9,251,835         $ 9.00
                                       ==========         ======


7.       NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

                                           Three Months Ended September 30       Nine Months Ended September 30
                                           -------------------------------      -------------------------------
                                               1999               2000              1999               2000
                                           ------------       ------------      ------------       ------------
                                                     (unaudited)                          (unaudited)
Net income (loss) (numerator):
 Net income (loss)
  Basic and diluted .................      $   (521,663)      $    415,408      $ (1,127,640)      $ (3,789,379)
                                           ============       ============      ============       ============
Shares (denominator):
 Weighted average
  Common Stock Outstanding ..........        15,635,387         39,841,935        15,231,231         36,133,972
  Outstanding subject to repurchase .         1,507,112               --           1,261,914               --
                                           ------------       ------------      ------------       ------------
  Basic .............................        14,128,275         39,841,935        13,969,317         36,133,972
                                           ============       ============      ============       ============
Diluted .............................        14,128,275         45,456,176        13,969,317         36,133,972
                                           ============       ============      ============       ============
Net income (loss) per share:
  Basic .............................      $      (0.04)      $       0.01      $      (0.08)      $      (0.10)
  Diluted ...........................      $      (0.04)      $       0.01      $      (0.08)      $      (0.10)

                            ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                (In US dollars)


For the three months ended September 30, 1999 and nine months ended September 30, 1999 and 2000, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in these periods. The effect of dilutive securities on net income per share for the three months ended September 30, 2000 was insignificant. Such outstanding securities consist of the following:

                                                          Nine Months Ended
                                                             September 30
                                                    ----------------------------
                                                       1999              2000
                                                    ----------        ----------
                                                            (unaudited)
Convertible preferred stock ................         2,160,864                --
Shares of common stock subject to repurchase         1,498,060                --
Outstanding options ........................         7,775,400         9,251,835
Warrants ...................................         9,489,226                --
                                                    ----------        ----------
                                                    20,923,550         9,251,835
                                                    ==========        ==========

8.    COMMITMENTS

Performance options--In connection with the acquisition of AI Zhejiang, the Company has granted management and employees of AI Zhejiang performance options if in the year 2000, AI Zhejiang's earnings before interest and taxes ("EBIT") exceeds AI Zhejiang's EBIT for 1999 and AI Zhejiang's combined EBIT for 1999 and 2000 exceeds $3,000,000. The total number of performance options granted will equal the amount by which AI Zheijiang's EBIT for 1999 and 2000 exceeds $3,000,000, expressed as a percentage and multiplied by 187,500. Each performance option will represent the right to purchase one share of the Company's common stock at the weighted average exercise price for stock options granted at such time. The performance options will be granted within 30 days of the determination of AI Zhejiang's EBIT for 2000.

Marsec Holdings, Inc.--In connection with the establishment of a majority-owned subsidiary in the network security services business, the Company entered into a shareholders agreement as of September 15, 2000 pursuant to which the Company is obligated to contribute $2 million to the equity capital of the subsidiary. The subsidiary, Marsec Holdings, Inc., is 76% owned by AsiaInfo Holdings, Inc.

                             ASIAINFO HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                      Nine Months Ended September 30, 2000
                                 (In US dollars)


9.       SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:

                                      Three Months Ended September 30,
                        ---------------------------------------------------------
                            1999                          2000
                        ------------   ------------------------------------------
                                         Company
                                        Excluding
                                       AI Zhejiang    AI Zhejiang       Total
Revenues net of hardware
 cost:
Network solutions net of
 hardware cost .......  $  6,342,711   $  8,315,275   $     74,188   $  8,389,463
Software license .....     1,669,310      4,531,799        377,656      4,909,455
                        ------------   ------------   ------------   ------------
Consolidated revenues
 net of hardware cost      8,012,021     12,847,074        451,844     13,298,918

Consolidated cost of
 sales net of hardware
 cost ................       711,582      3,132,603        376,438      3,509,041
                        ------------   ------------   ------------   ------------
Consolidated gross
 profit ..............  $  7,300,439   $  9,714,471   $     75,406   $  9,789,877
                        ============   ============   ============   ============

Gross profit:
Network Solutions ....  $  5,632,509   $  5,198,583   $   (292,411)  $  4,906,172
Software license .....     1,667,930      4,515,888        367,817      4,883,705
                        ------------   ------------   ------------   ------------

Consolidated gross
 profit ..............  $  7,300,439   $  9,714,471   $     75,406   $  9,789,877
                        ============   ============   ============   ============

Income (loss) from
 operations:
Network Solutions ....  $    100,307   $   (833,822)  $   (349,731)  $ (1,183,553)
Software license .....  $   (683,122)  $   (248,574)  $   (190,325)  $   (438,899)
                        ------------   ------------   ------------   ------------

Consolidated loss from
 operations ..........  $   (582,815)  $ (1,082,396)  $   (540,056)  $ (1,622,452)
                        ============   ============   ============   ============

                                      Nine Months Ended September 30,
                          ----------------------------------------------------------
                              1999                          2000
                          ------------   -------------------------------------------
                                            Company
                                           Excluding
                                          AI Zhejiang   AI Zhejiang       Total
Revenues net of hardware
 cost:
Network solutions net of
 hardware cost .......    $ 14,105,837   $ 19,028,808   $    332,373   $ 19,361,181
Software license .....       4,642,523     10,037,320      1,107,449     11,144,769
                          ------------   ------------   ------------   ------------
Consolidated revenues
 net of hardware cost       18,748,360     29,066,128      1,439,822     30,505,950

Consolidated cost of
 sales net of hardware
 cost ................       3,967,763      8,891,212      1,158,088     10,049,300
                          ------------   ------------   ------------   ------------
Consolidated gross
 profit ..............    $ 14,780,597   $ 20,174,916   $    281,734   $ 20,456,650
                          ============   ============   ============   ============

Gross profit:
Network Solutions ....    $ 10,140,888   $ 10,154,562   $   (814,097)  $  9,340,465
Software license .....       4,639,709     10,020,354      1,095,831     11,116,185
                          ------------   ------------   ------------   ------------

Consolidated gross
 profit ..............    $ 14,780,597   $ 20,174,916   $    281,734   $ 20,456,650
                          ============   ============   ============   ============

Income (loss) from
 operations:
Network Solutions ....    $   (440,119)  $ (4,967,524)  $ (1,095,191)  $ (6,062,715)
Software license .....    $   (836,254)  $ (1,570,548)  $   (659,425)  $ (2,229,973)
                          ------------   ------------   ------------   ------------

Consolidated loss from
 operations ..........    $ (1,276,373)  $ (6,538,072)  $ (1,754,616)  $ (8,292,688)
                          ============   ============   ============   ============

For the three months and nine months ended September 30, 1999 and 2000, all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware and performance of system integration work. Also, as of December 31, 1999 and September 30, 2000, 99% of the Company's long-lived assets are located in the People's Republic of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity; and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading "Factors Affecting our Business Condition."

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

We commenced our operations in 1993 as an Internet content provider. We moved our operations from Texas to China in 1995 and began generating significant network solutions revenues in 1996 and significant software product revenues in 1998. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., we conduct the bulk of our business through our two wholly-owned operating subsidiaries, each of which is a Chinese company. On April 5, 1999, we acquired AI Zhejiang, a leading Chinese producer of wireless customer management and billing software. The acquisition reflects our strategy of expanding the scope and size of our software operations. AI Zhejiang was one of the earliest entrants in the market for wireless customer management and billing software. We acquired AI Zhejiang for $2 million in cash and the issuance of 437,500 shares of common stock to AI Zhejiang's senior management for their past services. A wholly-owned subsidiary of AsiaInfo, AI Zhejiang's financial results have been consolidated in our financial statements since the date of acquisition.

We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are investing substantial personnel and financial resources to expand our software business, which we expect will account for a significantly greater portion of our revenues and operating expenses in the future. Moreover, we intend to establish arrangements with foreign companies to distribute our software products outside of China.

We also believe that there are opportunities for us to expand into new business areas. In particular, we plan to become an application infrastructure provider
(AIP), and have invested $0.5 million in research and development and sales and marketing in connection with the AIP model in the third quarter of this year. We anticipate that we will begin recognizing significant sales activity, operating costs and revenues from the AIP business in 2001. We have also committed to invest $2 million as a capital injection into our majority-owned network security business called Marsec, which will focus on high-end security services for our customers. We anticipate that Marsec will generate sales orders of approximately $0.5 million in the fourth quarter of this year and more than $3 million in 2001. Other areas of focus for our business development team include Internet Data Center technologies and Wireless Data technologies and products. In view of these recent and potential future changes to our business, our historical financial data may not be a meaningful basis upon which to evaluate us and our prospects.

Most of our revenues are derived from customer's orders under contracts for software licenses, systems integration services and hardware pass through costs. These contracts constitute our backlog at any given time. Revenue for hardware, system integration services and software products is recognized during the course of the project. We have generated a significant portion of our historical revenues from a limited number of customers, particularly various provincial entities of the China Telecom system and China Unicom. At September 30, 2000, approximately 44% of our backlog was attributable to orders placed by various entities of the China Telecom system and China Unicom, 52% were from China Netcom and China Mobile, and the remainder were from non-telcom customers. Of our growing software license revenues, 44% were from non-telcom customers in the third quarter of 2000. We believe that these figures demonstrate that the customer base for our products and services is broadening.

We generate revenues from our two principal business lines: network solutions and proprietary software products. Software revenues have accounted for an increasing portion of total revenues, increasing from 2.1% of total revenues in 1997 to 8.5% of total revenues for the nine months ended September 30, 2000. We expect that software revenues will account for a growing portion of our revenues in the future. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors and services for planning, design, systems integration, training and customization of our proprietary and third party software. Network solutions revenues also include fees that we earn under service contracts to maintain and upgrade installed software. Software license revenues consist of fees received from customers for licenses to use our products in perpetuity up to a specified maximum number of users. Substantially all of our software revenues are derived from our IP billing, wireless customer management and billing, and messaging software products. Total revenue includes the costs of hardware equipment for internet backbone construction projects, a cost that is passed on to the customer. Our revenues from network solutions is subject to significant fluctuation from quarter to quarter, depending on the timing of hardware deliveries in large internet backbone projects.

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

                                                                                                        Nine Months
                                                   Year Ended December 31,                           Ended September 30,
                                               ---------------------------------------------------   -------------------
                                               1995        1996        1997        1998        1999        2000
                                               ---         ---         ---         ---         ---         ---
Business Line

Network solutions net of hardware costs        100%         89%         93%         88%         74%         63%
Software license ......................        --           11%          7%         12%         26%         37%
                                               ---         ---         ---         ---         ---         ---
  Total revenues net of hardware costs         100%        100%        100%        100%        100%        100%
                                               ===         ===         ===         ===         ===         ===

RESULTS OF OPERATIONS

REVENUES

Our total revenues were $58.1 million and $132.1 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of

$34.5 million (or 147%) and $83.7 million (or 173%), respectively, over the comparable periods in fiscal 1999. Network solutions revenues totaled $53.2 million and $120.9 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $31.3 million (or 143%) and $77.2 million (or 177%), respectively, over the comparable periods in fiscal 1999. The increases in total revenue and network revenue during these periods are partially attributable to high hardware pass-through costs related to our backbone construction project for China Unicom, and to other regional backbone construction projects. In addition, these increases represent an overall expansion in our sales of network solutions.

Software revenues were $4.9 million and $11.1 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $3.2 million (or 194%) and $6.5 million (or 140%), respectively, over the comparable periods in 1999. The growth in software revenues during these periods reflected greater demand for our products and faster development and installation of those products. We sold, in total, $17 million in licenses for our customer care and billing software and $3.6 million in messaging software licenses during the quarter ended September 30, 2000. In addition, AI Zhejiang, which we acquired in April 1999, contributed revenues of $1,851,479 for the nine months ended September 30, 2000, 60% of which was software revenues. Recently, a successful benchmark testing was completed on our customer care and billing software in Tokyo on Sun Mircrosystem's platform. We believe that the high quality of our software products has fueled software license sales and revenues.

We anticipate that our total revenues will continue to grow and that net revenues for the fourth quarter of 2000 will increase approximately 100-110 percent over the comparable period in 1999. We expect software revenues for the fourth quarter to grow at a rate of 160-170 percent over the comparable period in 1999.

COST OF REVENUES

Cost of revenues consist primarily of the hardware costs we pass through to our customers. Our cost of revenues was $48.3 million and $111.6 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $32.1 million (or 198%) and $78.1 million (or 233%) over the comparable periods in fiscal 1999. The increases were primarily due to our overall business expansion. As a result of the completion of our Internet backbone project for China Unicom, we anticipate that hardware pass-through costs will be significantly lower in the fourth quarter of 2000.

GROSS PROFIT

Gross profit was $9.8 million and $20.5 million, respectively, for the three- and nine-month periods ended September 30, 2000, representing increases of $2.5 million (or 34%) and $5.7 million (or 38%), respectively, over the comparable periods in 1999. The increase in our gross profit is attributable to the expansion of our higher-margin software business and our strategy of outsourcing low-end system integration delivery services.

OPERATING EXPENSES

Operating expenses were $11.4 million and $28.7 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $3.5 million (or 45%) and $12.7 million (or 79%) over the comparable periods in 1999. The increases were primarily due to the overall expansion of our business, and increased investments in sales and marketing and personnel development activities. Relative to the comparable periods in 1999, operating expenses as a percentage of revenues decreased from 34% to 20% and from 33% to 22%, respectively, in the three- and nine-month periods ended September 30, 2000. This decrease in operating expenses as a percentage of revenues is attributable to the decreasing rate of growth in our spending on sales and marketing and research and development. We have invested aggressively in sales and marketing and research and development during the past two years in order to grow our business, but we anticipate that our spending in these areas will decrease as a percentage of revenues in the future.

Sales and marketing expenses were $5.7 million and $13.3 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $3.4 million (or 143%) and $8.4 million (or 173%), respectively, over the comparable periods in 1999. These increases were primarily attributable to the implementation of new marketing activities, the hiring of additional personnel and higher compensation levels.

Research and development expenses were $1.7 million and $4.4 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $0.8 million (or 95%) and $2.4 million (or 122%), respectively, over the comparable periods in 1999. These increases were primarily due to increased spending associated with the expansion of our software business, the hiring of additional personnel and higher compensation levels.

General and administrative expenses increased 25% to $3.5 million and 45% to $9.3 million for the three- and nine-month periods ended September 30, 2000, from $2.8 million for the quarter ended September 30, 1999 and $6.4 million from the nine-month period ended September 30, 1999. The increase in general and administrative expenses was lower than the increases in other operating expenses as a result of our cost control efforts in this area. General and administrative expenses as a percentage of net revenues was 29% for the nine-months ended September 30, 2000, but we expect these expenses to decrease as a percentage of net revenues in the future as we achieve increasing administrative efficiency.

OTHER INCOME AND EXPENSES

Other income and expenses (net), consisting primarily of net interest income and expense, totaled $2 million and $4.4 million for the three- and nine-month periods ended September 30, 2000, as compared to net income of $170,633 and net income of $370,870, respectively, for the corresponding periods in 1999. This increase is primarily due to the investment of the funds we received upon completion of our initial public offering in March. Interest income rose to $2.3 million and to $5.5 million for the three- and nine-month periods ended September 30, 2000, compared to $203,999 and $499,018 for the comparable periods in 1999. Net interest income was $2 million and $4.6 million, respectively, for the three-and nine-month periods ended September 30, 2000.

NET INCOME (LOSS)

We recorded net income of $415,408, or $0.01 per share, for the quarter ended September 30, 2000 and a net loss of $3.8 million, or $0.10 per share for the nine-month period ended September 30, 2000. This is in comparison to a net loss of $0.5 million or $0.04 per share in the quarter ended September 30, 1999 and a net loss of $1.1 million or $0.08 per share for the nine-month period ended September 30, 1999. Our net income for the three months ended September 30, 2000 was primarily driven by the growth of our software business and the interest income from our cash position. We are anticipating similar results for the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

In March 2000, we completed an initial public offering of our common stock, from which we derived net proceeds of approximately $127 million. Total contributed shareholder capital at September 30, 2000 was $165.4 million.

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We have historically financed our working capital and other financing requirements through careful management of our network solutions billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable at September 30, 2000 were $62.1 million, consisting of $28.2 million in billed receivables and $33.9 million in unbilled receivables. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our billed receivables are based on revenue we have booked and billed. The process of billing receivables in China is somewhat different than in the United States, as customers typically do not make full payment until complete satisfaction of the project. Despite these longer receivable cycles, since our inception we have provided less than 1% of our accounts receivable as bad debt.

Of the $28.2 million in billed receivables at September 30, 2000, 76% were under 30 days old. Our cash position increased significantly in the three month period ended September 30, 2000 due to our well-managed collection process for a large Internet backbone project.

We have a $10.0 million working capital line of credit with the Bank of China's New York branch and lines of credit totalling $14.8 million with local Chinese banks in the PRC, secured by bank deposits of $17.7 million. We have borrowed $14.8 million under these lines of credit. As of September 30, 2000, we had available a total of $10 million under these lines. In addition, as of September 30, 2000 we had borrowings of $4.1 million, secured by bank deposits of $5.5 million from local banks. AI Zhejiang has also drawn $500,000 on a credit line guaranteed by AI Technology. The lines of credit and loans carry interest ranging from 5.58% to 6.435% per annum and are repayable within one year.

We anticipate that the net proceeds of our initial public offering, together with available funds and cash flows generated from operations and the proceeds of our private placements, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2001. We may need to raise additional funds in the future, however, in order to fund acquisitions, to develop new or enhanced services or products, to respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We plan to raise additional funds, if necessary, through new issuances of shares of our equity securities through one or more public offerings, or private placements, or through credit facilities extended by lending institutions.

In the event that we decide to pay dividends to our shareholders, our ability to pay dividends will depend in part on our ability to receive dividends from our operating subsidiaries in China. Foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from our operating subsidiaries in China or convert those payments from Renminbi into foreign currencies.

FACTORS AFFECTING OUR BUSINESS CONDITION

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE
TELECOMMUNICATIONS INDUSTRY AND THE INTERNET IN CHINA.

Virtually all of our large customers are directly or indirectly owned or controlled by the government of the People's Republic of China (the PRC). Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Planning Commission of the PRC. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure.

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

Growth of the Internet in China could be materially adversely affected by governmental regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, new regulations have been, and may continue to be adopted with respect to the Internet or other online services. The Ministry of Information Industries (MII) has recently promulgated the "Internet Information Services Administrative Measures" and related implementing regulations. Among other things, the "Internet Information Services Administrative Measures":

- require ICPs to obtain approval from MII before they can list securities overseas or obtain foreign investment;

- require ICPs to obtain licenses from various ministries, depending on the nature of the content they provide; and

- require ICPs to police their content in order to prevent restricted material from appearing on their websites.

Because we are engaged in Internet infrastructure development and Internet-related software development and licensing, we do not expect these new regulations to have a direct impact on us. However, we cannot guarantee that the adoption of these regulations or other regulations will not slow the growth of the Internet or other online services in China. In particular, the prohibitions against a broad but vague range of information on the Internet (such as information that is damaging to national security, national interest, and social order), the relevant monitoring, record-keeping, reporting and other administrative burdens imposed on Internet access and content providers, and the severe penalties for violations of these regulations could have a chilling effect on ICPs and Internet users and could lead to increased compliance costs for ICPs. Any slow-down in the growth of the Internet in China could in turn lead to reduced Internet traffic, a decrease in the demand for our network solutions and Internet-related software products and increases in our cost of doing business.

OUR CUSTOMER BASE IS HIGHLY CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived and believe that we will continue to derive a significant portion of our revenues from a limited number of large customers, such as the China Telecom system and China Unicom. Although various provincial and local entities of the China Telecom system are separate legal entities and generally make purchasing decisions independent of the Directorate General of Telecommunications, or DGT, their business decisions may nonetheless be affected by the DGT. Entities of the China Telecom system accounted for almost all of our revenues in 1997, 1998 and 1999. At September 30, 2000, entities of the China Telecom system and China Unicom accounted for approximately 44% of our backlog. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss of the China Telecom system, whose provincial and local entities have historically accounted for a major portion of our business, or cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly. Other factors that may affect us include the following:

- fluctuation in demand for our products and services as a result of budgetary cycles of our large customers, particularly state-owned enterprises;

- the reduction, delay, interruption or termination of one or more infrastructure projects; and

- our ability to introduce, develop and deliver new software products that meet customer requirements in a timely manner.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we made a net profit in 1996 and 1998, we have sustained losses in 1997, 1999 and prior years, and for the nine months ended September 30, 2000. There are no assurances that we can regain or sustain profitability or avoid net losses in the future. We continue to expect to increase our operating expenses as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of shares of our common stock to decline.

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

SINCE OUR BUSINESS HAS BEEN EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE AN APPROPRIATE BASIS ON WHICH TO EVALUATE US OR OUR PROSPECTS.

We moved our operations from Texas to China in 1995 and began generating significant network solutions revenue in 1996 and significant software product revenues in 1998. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are currently investing substantial personnel and financial resources in expanding our software business, which we expect to account for a significantly greater portion of our operating expenses and revenues than in the past. As a result, our historical financial data may not provide a meaningful basis upon which investors may evaluate us and our prospects. You should consider the risks and difficulties encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and the level of success, if any, we achieve depends, among other things, on the level of demand for Internet-related, professional IT services and software products in China.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR LAW ENFORCEMENT.

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

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

We are incorporated in the State of Delaware. However, a majority of our directors, executive officers and shareholders live outside the United States, principally in Beijing, China and Hong Kong. Also, all or most of our assets are located outside the United States. As a result, you may not be able to:

-        effect service of process upon us or these persons within the United
         States, or

- enforce against us or these persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

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

FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT THE VALUE OF OUR SHARES.

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from and our investment in our subsidiaries in China.

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to:

-        investor perceptions of us and investments relating to China and Asia;

-        developments in the Internet and telecommunications industries;

- variations in our operating results from period to period due to project timing; and

-        announcements of new products or services by us or by our competitors.

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

FUTURE SALES OF SHARES BY OUR COMPANY OR EXISTING SHAREHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

The board of directors has the authority to issue up to 10,000,000 shares of preferred stock. Without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of AsiaInfo.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date when the person became an interested stockholder unless, subject to exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest-rate risk primarily associated with our underlying liabilities. To date, we have not entered into any types of derivatives to hedge against interest-rate changes, nor do we speculate in foreign currency. However, we do maintain a significant portion of our cash deposits in U.S. dollars to avoid currency risk related to Renminbi. A portion of these U.S. dollar deposits are used to collateralize Renminbi-denominated loans from Chinese banks.

Because substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi, we do not have significant exposure to either U.S. dollar or Renminbi. Thus, we do not believe that it is necessary to enter into derivatives contracts to hedge our exposures to either currency.

We have historically been exposed to market risk related to changing interest rates. Our primary exposure to interest-rate risk relates to the lines of credit and short term loans described above under "Liquidity and Capital Resources."

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No. 333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,608,884. From the effective dates of the Registration Statement, the net proceeds have been used for the following purposes:

Construction of plant, building and facilitates                    --
Purchase and installation of machinery and
  equipment                                                 3,744,711
Purchase of real estate                                            --
Acquisition of other business (including
  transaction costs)                                               --
Repayment of indebtedness                                          --
Working capital                                                    --
Temporary investments, including cash and
  cash equivalents                                        122,719,224
Other purposes (investment in joint venture)                  144,949
                                                      ---------------
                                                          126,608,884
                                                      ===============

All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's common stock; or (iii) affiliates of the Company.

ITEM 5.  OTHER INFORMATION

We held our Annual Meeting of Shareholders on October 18, 2000. For more information on the following proposals, please refer to our definitive proxy statement dated September 15, 2000, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the two nominees to our Board of Directors for a three-year term:

                  DIRECTOR                                        FOR                     WITHHELD
                  --------                                        ---                     --------
                  James Ding                                   33,645,301                  36,140
                  Alan Bickell                                 33,646,136                  35,305

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as independent auditors:

                  For                                                                      33,642,920
                  Against                                                                      11,208
                  Abstain                                                                      27,313
                                                                                     ----------------
                  Total                                                                    33,681,441


(3)      Our shareholders approved the adoption of our 2000 Stock Option Plan:

                  For                                                                      28,653,229
                  Against                                                                   1,934,608
                  Abstain                                                                      93,343
                  Broker No Vote                                                            3,000,261
                                                                                     ----------------
                  Total                                                                    33,681,441

(4) Our shareholders approved the Amendment to our Certificate of Incorporation increasing our total number of authorized shares of common stock to 100,000,000:

                  For                                                                      33,226,865
                  Against                                                                     399,469
                  Abstain                                                                      55,107
                                                                                     ----------------
                  Total                                                                    33,681,441


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as a part of this Report.

         Exhibit Number    Description of Exhibits
         --------------    -----------------------
         3.1               Certificate of Incorporation of AsiaInfo, dated June
                           8, 1998/*/

         3.2               Bye-Laws of AsiaInfo, dated June 8, 1998/*/

         3.3               Certificate of Amendment to Certificate of
                           Incorporation of AsiaInfo, dated August 27, 1999/*/

         4.1 Specimen Share Certificate representing AsiaInfo shares of common stock/*/

         10.1 2000 Stock Option Plan, approved and adopted as of October 18, 2000

         10.2              Certificate of Merger of HTC Investments, Inc., a
                           Delaware corporation, with and into AsiaInfo, a Delaware corporation, dated October 13, 1999/*/

         10.3 Shareholders' Agreement of Marsec Holdings Inc., dated as of September 15, 2000, by and among AsiaInfo
                           Holdings, Inc. and the Founders (as defined therein) of Marsec Holdings, Inc.

         10.4              Warrant to purchase Series A Preferred Shares of
                           Marsec Holdings, Inc., issued to AsiaInfo Holdings,
                           Inc. as of September 15, 2000

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

                                        AsiaInfo Holdings, Inc.





Date: August 14, 2000                   By: /s/ Ying Han



                                        --------------------------
                                        Ying Han
                                        Chief Financial Officer
                                        (duly authorized officer
                                        and principal financial officer)

                                INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

Exhibit
Number            Description of Exhibits
-------           -----------------------
3.1               Certificate of Incorporation of AsiaInfo, dated June 8,
                  1998/(*)/

3.2               Bye-Laws of AsiaInfo, dated June 8, 1998/*/

3.3               Certificate of Amendment to Certificate of Incorporation of
                  AsiaInfo, dated August 27, 1999/*/

4.1 Specimen Share Certificate representing AsiaInfo shares of common stock/*/

10.1              2000 Stock Option Plan, approved and adopted as of October 18,
                  2000

10.2 Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into AsiaInfo, a Delaware corporation, dated October 13, 1999/*/

10.3              Shareholders' Agreement of Marsec Holdings Inc., dated as of
                  September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of Marsec Holdings, Inc.

10.4              Warrant to purchase Series A Preferred Shares of Marsec
                  Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of
                  September 15, 2000

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