Form 10-Q/A
period 2000-09-30
ASIAINFO HOLDINGS INC
filed 2000-11-17
CIK 1100969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                             ASIAINFO HOLDINGS, INC.

                                  FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ....................................................13

Item 3     Quantitative and Qualitative Disclosure About Market Risk...............................25

PART II.   OTHER INFORMATION

Item 2     Changes in Securities and Use of Proceeds...............................................26

Item 5     Other Information.......................................................................26

Item 6     Exhibits and Reports on Form 8-K........................................................27

SIGNATURE  ........................................................................................28

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

'                             ASIAINFO HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In US dollars)

                                                   Nine Months Ended September 30,
                                                  ---------------------------------
                                                         1999         2000
                                                  ------------         ------------
                                                             (unaudited)

Cash flows from operating activities:
 Net loss ................................        $ (1,127,640)        $ (3,789,379)
 Adjustments to reconcile net loss to
    net cash (used in) provided
   by operating activities:
 Depreciation ............................             365,824              869,096
 Amortization of goodwill ................             520,719              792,992
 Amortization of deferred stock
  compensation ...........................           2,809,148            1,751,813
 Deferred income taxes ...................            (277,099)             (98,769)
 Minority interest in loss of consolidated
  subsidiaries ...........................             (84,131)             (18,808)
 Equity in loss of affiliate .............              (8,997)                --
 Gain on disposal of property, plant,
  and equipment ..........................                --                 90,721
 Gain on sale of investment in
  subsidiary .............................             (15,335)                --
 Provision for doubtful accounts .........             640,103             (226,257)
 Changes in operating assets and
  liabilities:
  Restricted cash ........................          (3,690,136)         (10,944,419)
  Accounts receivable ....................            (660,883)         (39,951,040)
  Inventories ............................             484,339            1,741,025
  Advance to suppliers ...................             591,241             (554,296)
  Amount due from a related party ........              56,829                 --
  Other receivables ......................             561,947           (2,118,434)
   Prepaid expenses and other current
   assets ................................            (758,934)            (223,680)
  Accounts payable .......................          (3,765,335)          39,390,398
  Deferred revenue .......................          (3,655,488)           2,959,943
  Other payables .........................              (8,738)            (451,776)
  Accrued employee benefit ...............           2,417,523            4,590,984
  Accrued expenses .......................            (546,780)           2,756,437
  Other taxes payable ....................             123,373             (274,263)
  Income taxes payable ...................             322,343             (180,475)
                                                  ------------         ------------

Net cash used in operating activities ....          (5,688,113)          (3,888,187)
                                                  ------------         ------------

Cash flows from investing activities:
 Increase in short-term investment .......                --            (50,100,000)
 Purchases of property, plant, and
  equipment ..............................        $   (335,913)        $ (4,097,065)
 Increase in investment in a
  subsidiary .............................            (239,000)                --
 Proceeds from disposal of a
  subsidiary, net ........................              33,477                 --
 Purchase of subsidiary-AI Zhejiang ......          (1,297,184)                --
                                                  ------------         ------------
Net cash used in investing activities ....          (1,838,620)         (54,197,065)
                                                  ------------         ------------

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

                                        AsiaInfo Holdings, Inc.





Date: November 17, 2000                   By: /s/ Ying Han



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