Form 10-Q/A
period 2000-09-30
ASIAINFO HOLDINGS INC
filed 2001-01-09
CIK 1100969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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

Software revenues were $4.9 million and $11.1 million, respectively, in the three- and nine-month periods ended September 30, 2000, representing increases of $3.2 million (or 194%) and $6.5 million (or 140%), respectively, over the comparable periods in 1999. The growth in software revenues during these periods reflected greater demand for our products and faster development and installation of those products. We sold, in total, $1.8 million in licenses for our customer care and billing software, $2.7 million in messaging software licenses, and $0.4 million in licenses for wireless billing software during the quarter ended September 30, 2000. In addition, AI Zhejiang, which we acquired in April 1999, contributed revenues of $1,851,479 for the nine months ended September 30, 2000, 60% of which was software revenues. Recently, a successful benchmark testing was completed on our customer care and billing software in Tokyo on Sun Mircrosystem's platform. We believe that the high quality of our software products has fueled software license sales and revenues.

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





Date: January 8, 2001                     By: /s/ Ying Han



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