Form 10-K
period 2000-12-31
ASIAINFO HOLDINGS INC
filed 2001-03-16
CIK 1100969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

                       COMMISSION FILE NUMBER: 001-15713

                            ASIAINFO HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                         752506390
           (STATE OF INCORPORATION)                              (I.R.S. EMPLOYER
                                                               IDENTIFICATION NO.)

                     4TH FLOOR, ZHONGDIAN INFORMATION TOWER
                 6 ZHONGGUANCUN SOUTH STREET, HAIDIAN DISTRICT
                             BEIJING 100086, CHINA
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE +8610 6250 1658

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of the common stock on the Nasdaq National Market System on March 11, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $188,740,800.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 41,045,277 at March 11, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ASIAINFO HOLDINGS, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                       PART I
Item 1.     Business....................................................     3
Item 2.     Properties..................................................    21
Item 3.     Legal Proceedings...........................................    21
Item 4.     Submission of Matters to a Vote of Security Holders.........    21

                                      PART II
Item 5.     Market for Registrant's Common Equity and Related               22
            Stockholder Matters.........................................
Item 6.     Selected Financial Data.....................................    23
Item 7.     Management's Discussion and Analysis of Financial Condition     24
            and Results of Operation....................................
Item 7A.    Quantitative and Qualitative Disclosures About Market           40
            Risk........................................................
Item 8.     Financial Statements and Supplementary Data.................    40
Item 9.     Changes in and Disagreements with Accountants on Accounting     40
            and Financial Disclosure....................................

                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........    41
Item 11.    Executive Compensation......................................    41
Item 12.    Security Ownership of Certain Beneficial Owners and             41
            Management..................................................
Item 13.    Certain Relationships and Related Transactions..............    41

                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form    42
            8-K.........................................................
Signatures  ............................................................    43

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Our Operating Results and Our Common Stock."

In this report, "AsiaInfo," the "Company," "we," "us," and "our" refer to AsiaInfo Holdings, Inc. and its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a leading China-based company providing world class software products and network solutions. Our software products and network solutions enable our customers to build, maintain, operate and continuously improve their Internet and communications infrastructure.

Our key customers are leading telecommunications service providers and Internet service providers in China. Our major customers include China Telecommunications Corporation (China Telecom) and China Mobile Communications Corporation (China Mobile), each of which controls approximately thirty provincial subsidiaries operating local telecommunications networks throughout China. Our other major customers include China United Telecommunications Corporation (China Unicom) and China Netcom Corporation (China Netcom).

We provide network solutions for large Internet and telecommunications projects. We deliver Internet infrastructure solutions such as backbone and access networks, operations support solutions using our proprietary and third party software, service applications such as Internet protocol telephony, commonly known as IP telephony, virtual private networks, and network performance and security solutions. We designed and built ChinaNET, China's first commercial and largest national Internet "backbone", meaning the physical network of cables and computers that carries Internet traffic. We are in the process of designing and building UniNET, China's second national commercial Internet backbone, for China Unicom, CNCNET, China's third national commercial Internet backbone, for China Netcom, and CMCCNET, China Mobile's commercial Internet backbone. We have also built numerous provincial Internet backbones, including GuangdongNET, the first and largest provincial commercial Internet backbone in China.

We develop and sell carrier-class, meaning high performance, highly fault tolerant, software products tailored for the specific needs of the China market. These products include real time, highly scalable Internet customer management and billing software and carrier-scale messaging software for telecommunications and Internet service providers, Internet content providers and wireless telephony service providers. Our software can support millions of users and is designed with open architecture to facilitate customization. We have historically sold our software products as part of our network solutions projects, but are increasingly marketing these products separately from our network solutions projects.

RECENT DEVELOPMENTS

NEW OPERATIONAL STRUCTURE. In January 2001, we announced the reorganization of our operational structure into two strategic business units (SBUs): Software Products and Network Solutions. The purpose of this reorganization is to optimize the allocation of resources between these two growing business lines. It also underscores how significant our software business has become in a relatively short period of time, and the growing opportunities to sell our software products separately from our network solutions projects. We anticipate that the new structure will allow us to further leverage our existing competencies while developing new areas of growth.

ESTABLISHMENT OF NETWORK SECURITY COMPANY -- MARSEC. In August of 2000, we committed $2 million to fund the start-up of MarSec Holdings, Inc. ("MarSec"), a network security company. We hold a 75% ownership stake in MarSec, while the remaining 25% of the company is owned by MarSec's founders and employees. We anticipate that this new venture will enable us to expand our high-end network solutions to provide security services to leading telecommunications carriers and Internet service providers in China. MarSec has entered into contracts to provide Sichuan Telecom and Xizang Telecom, each a provincial subsidiary of China Telecom, with network security services. Valued at approximately $175,000 in the aggregate, these two contracts highlight MarSec's initial success since its inception.

GUANGDONG WANGYING JOINT VENTURE. Guangdong Wangying Information Technology Ltd. (Guangdong Wangying) is a joint venture company providing systems integration services and software products to Guangdong Telecom and other customers in Guangdong province. We have contributed $145,000 for 40% of the equity value of Guangdong Wangying and exercise sufficient control over the joint venture to consolidate its financial results with ours. The other two joint venture partners are Guangdong Wangxing Communication Technology Ltd, which owns 30% of the company, and Guangdong Data Communication Network Ltd, which owns 30%.

MERGER OF ASIAINFO TECHNOLOGIES AND ASIAINFO ZHEJIANG. In January 2001, we merged one of our wholly-owned subsidiaries, Zhejiang AsiaInfo Telecommunication Technology Co. Ltd. (AsiaInfo Zhejiang), with our principal operating subsidiary, AsiaInfo Technologies (China) Inc. (AsiaInfo Technologies). AsiaInfo Zhejiang, which we originally acquired in April 1999, was one of the first entrants into the market for wireless customer management and billing software in China. The purpose of the merger is to achieve further economies of scale in the operations of the two subsidiaries.

APPLICATION INFRASTRUCTURE PROVIDER MODEL. In 2000, we invested $1.5 million to develop an Application Infrastructure Provider (AIP) division, which will offer application infrastructure services to Internet content providers, application service providers and software vendors. Our AIP division rolled out its first product offering, the i-jumper service, in November 2000.

INDUSTRY BACKGROUND

The telecommunications industry and the Internet in China have experienced rapid growth over the past several years. In February 1999, the State Council of China approved a plan to separate the telecommunications operations conducted by China Telecom and its related entities along four business lines: fixed line communications, wireless communications, satellite communications services and paging. As a result of the restructuring, China Telecom currently operates only fixed line networks and provides only fixed line telephony and data communications services. China Mobile was established to operate the wireless telephony business. The satellite communications business has been spun off into a new state owned company, China Satellite Communications Corporation, and the paging business has become part of China Unicom.

Today, all major sectors of the communications industry, including fixed line services, wireless telephony services and Internet services, contain multiple service providers. We expect service providers to invest in technology and infrastructure and offer varying, customer-tailored services plans and focus on customer care and support to remain competitive as new players continue to enter the market. The following is a list of the major service providers in different industry sub-sectors:

INDUSTRY SUB-SECTOR                                    MAJOR SERVICE PROVIDERS
-------------------                                    -----------------------
Fixed-line telephony................  China Telecom and China Unicom
Wireless telephony..................  China Mobile and China Unicom
IP telephony........................  China Telecom, China Unicom, Jitong Communications, China
                                      Netcom and China Mobile
Data communications and Internet....  China Telecom, China Unicom, Jitong Communications, China
                                      Netcom and China Mobile

Sources: Internet Data Corporation (IDC) and AsiaInfo.

The Internet market in China has been growing rapidly due to increased access to telecommunications services and declining personal computer prices. Internet Data Corporation (IDC) estimates that Internet users in China will reach 15.6 million by the end of 2001 and 25.1 million in 2002, representing a compound annual growth rate of 77.3% from 1999. The strong Internet growth in China is expected to continue due to several factors. Relatively low personal computer penetration rates in China, estimated at 2.3% for the year 2000, offer significant growth potential for the Internet market. Declining personal computer prices and the increased availability of lower cost Internet access alternatives, such as WebTV, should further broaden Internet access. We expect online usage charges to fall in China, which will increase Internet penetration and usage.

                            INTERNET USERS IN CHINA

[Chart with the following data: 1999: 4.5 million, 2000: 9.0 million, 2001: 15.6 million, 2002: 25.1 million, 2003: 36.8 million, 2004: 51.2 million]

Source: IDC, June 2000.

While the above data from IDC suggest that Internet usage in China will grow at a rapid pace, other sources of information suggest even stronger growth. China Internet Network Information Center (CNNIC), a Chinese government sponsored information agency, estimates that there were 8.9 million Internet users in China in 1999 and 22.5 million in 2000. Furthermore, CNNIC estimates that there were 3.5 million computers with Internet access in China in 1999, and 8.9 million in 2000.

The strong growth in the Internet market has led to heavy investments in data services infrastructure. We expect that an increasingly large component of total investment in the telecommunications industry will be Internet related. Furthermore, we believe that future investments in data services infrastructure will focus on broadband networks to accommodate multimedia and other potential high-bandwidth applications, such as increasing commercial use of the Internet, the development of corporate intranets, and the use of cable television networks to provide telecommunications and Internet services. In addition, the wider application of the Internet for commercial and consumer purposes has led to the global emergence of convergent communications, which combine voice, data, video and Internet services. Currently, the main convergent communications applications include IP telephony and wireless data and Internet services. China Telecom, China Unicom, Jitong Communications and China Netcom have all completed their trial IP telephony programs and have begun to offer commercial services. China Mobile began trial wireless data and Internet services in March 2000.

Since 1986, China has been engaged in negotiations with its major trading partners in order to gain entry into the World Trade Organization, or WTO. China entered into an agreement with the United States in November 1999, and a similar agreement with the European Union in May 2000, regarding the terms of China's eventual entry into the WTO. Pursuant to these bilateral agreements, China has agreed, among other things, to allow up to approximately 50% foreign equity participation in commercial enterprises in the telecommunications industry within two years of accession to the WTO. China has also agreed that foreign participation in Internet services will be allowed to increase at the same rate as other key telecommunication services. China's eventual entry into the WTO will depend on an affirmative vote of a majority of WTO members, which is expected to be granted some time in 2001. If China's effort in gaining entry into the WTO is successful, it is likely to introduce competition from foreign Internet and telecommunications services providers. We believe that increased competition will force service providers to accelerate their investments in infrastructure and customer care in order to differentiate themselves and remain competitive.

MARKET OPPORTUNITIES

We believe the important trends in the Internet and the telecommunications industry in China, as described above, present major opportunities for us in the following areas:

HIGH VALUE INTERNET-RELATED PROFESSIONAL SERVICES IN AN INCREASINGLY COMPLEX NETWORK ENVIRONMENT. The deployment of Internet infrastructure in a complex, multi-vendor environment requires significant expertise that usually is not internally available to Chinese Internet and telecommunications services providers. As a result, they increasingly rely on experienced information technology, or IT, services companies to provide total solutions to their Internet infrastructure requirements. We believe that as the Internet market develops, our customers will increasingly require high value IT services such as network design, network planning and project management, and new high-end solutions such as virtual private networks, operation support systems and wireless solutions.

REAL TIME, SCALABLE CUSTOMER MANAGEMENT AND BILLING SOFTWARE THAT MEETS SPECIFIC REQUIREMENTS OF CHINESE SERVICE PROVIDERS. Increased competition has required telecommunications and Internet service providers continually to introduce new services and programs in order to meet the varying needs of their customers and differentiate their services. Moreover, they have had to focus on customer management and support in order to study customer behavior and enhance customer satisfaction. Providers of Internet services further require the capability to scale services to millions of users in order to facilitate the rapid growth of their subscriber base. Finally, Internet service providers and telecommunications carriers must be able to monitor customer activity and bill customer usage on a real time basis. These mission-critical needs of Internet service providers and telecommunications carriers cannot be met by traditional customer management and billing solutions that are inflexible, capable only of period processing and difficult to scale. We believe service providers in China will increasingly require a real-time and scalable customer management and, billing solution that is easily adaptable to a vast number of new products and services, and addresses the specific requirements of the China market.

BROADBAND NETWORK AND CONVERGENT COMMUNICATIONS SOLUTIONS AND SOFTWARE. Rapid growth of Internet and multimedia applications has created increasing demand from service providers for advanced, high-bandwidth voice, data and video network capacity. As a result, service providers are expected to accelerate significantly their investment in broadband solutions for their backbone and access networks. Carriers with strong narrow-band strength are now aggressively updating to broad-band networks with new telecommunication and Internet service providers. This trend is providing us with opportunities to showcase our network consulting services, billing software and application software. In addition, the emergence of convergent communications has created an increasing demand for convergent software and solutions. Service providers of convergent communications services, such as IP telephony and wireless data services, require customer management and billing software that is capable of accounting and billing customers' voice, data and Internet usage using common architecture. In addition, they need software products that enable them to provide convergent communications applications such as unified messaging products integrating email, voicemail, fax and messaging functions.

EMERGING WIRELESS DATA MARKET. With interest in the wireless data market growing, China Mobile is now building its Internet and wireless data network to accommodate convergent network businesses, including General Packet Radio Service, or GPRS. We are currently designing and building China Mobile's Internet backbone, CMCCNET, and will provide the billing and email software. Like China Telecom, China Mobile has numerous provincial subsidiaries, which operate local telecommunications networks. We anticipate that the development of CMCCNET will lead these provincial subsidiaries to build out their local networks in order to connect more users to CMCCNET. When provincial subsidiaries of China Telecom built out their local networks, we were the logical choice to provide them with network solutions and Internet-related software, since we had designed and built China Telecom's Internet backbone, ChinaNET. We expect to be similarly well situated to provide provincial entities of China Mobile with software and services in connection with their Internet build outs. In addition to the build out of China Mobile's provincial Internet and GPRS networks, China Unicom has indicated that it intends to develop a wireless network capability based on the Code Division Multiple Access, or CDMA, standard.

SOFTWARE AND SOLUTIONS FOR THE CABLE INTERNET MARKET. Although the cable market in China is currently fragmented and decentralized, the Chinese government has expressed its intention to establish a national cable network company that will consolidate cable networks across China. In the meantime, cable television operators in China have begun to offer Internet services by leveraging their existing cable networks. We have already signed a contract with Sichuan Broadcasting and Television Network Ltd. to provide them with our Internet billing software, and anticipate further growth in software sales to this market. In addition, we anticipate that the consolidation of the cable networks in China will provide opportunities for us in the network solutions area.

OUR STRATEGY

Our strategy is to be the leading China-based company providing world class software products and network solutions, and to continue to enable our customers to build, maintain, operate and continuously improve their Internet and communications infrastructure. The key aspects of this strategy include the following:

CONTINUE GROWING OUR SOFTWARE BUSINESS IN ORDER TO MAXIMIZE OPPORTUNITIES IN THE INTERNET SOFTWARE MARKET. We continue to execute on our strategy of growing our relatively high-margin software business. During the fourth quarter of 2000, our software business comprised 38% of our revenues net of hardware costs, as our software products continued to be favored by both existing and new customers. As further evidence of the emphasis we are placing on our growing software business, we recently completed the reorganization of our network solutions and software divisions into separate, strategic business units, or SBUs, allowing each unit to focus on its core competencies and identify new customer needs, while maintaining the synergies between these businesses. We anticipate that the growth of our software business will lead to opportunities to sell these products in various markets outside of China.

MAINTAIN OUR LEADING POSITION IN PROVIDING INTERNET INFRASTRUCTURE SOLUTIONS IN CHINA. We are a leading provider of network solutions to the largest Internet and telecommunications companies in China. Based on forecasted growth as reported by IDC, as well as communications with our customers and government agencies, we expect investment in China's telecommunications industry to continue to grow rapidly, particularly in data services infrastructure and related areas. We expect most of this investment to be made through our customers, which are the largest Internet and telecommunications service providers in China. We believe that our close relationships with our customers, our unique understanding of the China market, our technical capabilities and our proven track record will allow us to capitalize on these growth opportunities.

FOCUS ON HIGH VALUE INFORMATION TECHNOLOGY PROFESSIONAL SERVICES. Currently, we offer our information technology professional services in the context of total solutions, which include systems integration and customization of our proprietary and third party software. We minimize our exposure to hardware risks by placing orders from hardware vendors only against back-to-back orders from customers and having the equipment delivered by the vendor directly to the customers' premises. As the IT market matures in China, we are focusing on providing our customers with high value IT professional services, such as network planning, design and optimization, while gradually outsourcing lower end services, such as hardware installation, and encouraging customers to purchase hardware directly from equipment vendors. For example, in designing and building UniNet on behalf of China Unicom, we have performed system design, system architecture, project management and technology training, while outsourcing hardware delivery and installation.

LEVERAGE OUR HIGH QUALITY CUSTOMER BASE TO GENERATE RECURRING REVENUES. We have a high quality group of network solutions customers and, through our customers' end users, one of the largest installed software customer bases (as measured by the number of licensed end users) for leading telecommunications service providers and Internet content and service providers in China. Our customers include China Telecom, China Mobile, China Unicom and China Netcom, which together have accounted for a majority of the investment in Internet infrastructure in China. Our high quality customer base enables us to foster close relationships with our customers and develop an in-depth understanding of their specific needs. Furthermore, our customers may face significant costs and technological risks by switching from our services and products to others. We intend to generate recurring revenues from our existing customer base through upgrades of their networks and implementation of new services and products, including outsourced applications.

ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL. We intend to continue our aggressive recruiting strategy to attract and retain the best and most qualified personnel in the IT industry. In view of the specific needs of the China market, we target our recruitment effort on Chinese who have information technology and professional competence and extensive exposure to western education and management practices. We believe that we have been able to attract and retain qualified personnel by offering them the following key benefits:

      --   attractive compensation packages, including stock options;

      -- a challenging and rewarding work environment in which our employees have opportunities to enhance their technical knowledge; and

      -- the opportunity to work for a company with an attractive image in China, which has been greatly enhanced by our listing on the Nasdaq National Market in March, 2000.

Our current senior management consists of Chinese, all of whom were either educated at western universities or worked for leading international IT companies. We continue to recruit senior officers from the Silicon Valley to spearhead our software product development.

OUR COMPETITIVE STRENGTHS

We believe that we are well positioned to continue meeting our customers' Internet infrastructure and software applications needs in China. The key factors that contribute to our strong competitive position are:

INTERNET TECHNOLOGY LEADERSHIP IN CHINA. Our engineering personnel have state-of-the-art expertise in Internet-based information technologies in China. This expertise enables us to design and implement

Internet technology that employs high quality design and validated hardware and software components, and to deliver solutions with high performance-to-cost ratios for our customers.

COMBINED INTERNATIONAL AND CHINA EXPERTISE. Our senior management is a Chinese team, a majority of whom have been educated in the United States or have worked with leading multinational companies in or outside of China. They have an in-depth understanding of the China market, combined with a knowledge of best management practices gained from some of the world's leading information technology companies. We have well defined performance evaluation and reward systems and a strong emphasis on sound, accountable corporate governance. We believe that the unique strengths of our management team make us one of the best managed China-based IT companies and make us well positioned to anticipate and capitalize on market opportunities for our business in China.

REAL TIME, SCALABLE AND ADAPTABLE PROPRIETARY SOFTWARE. Our proprietary software allows service providers to monitor user activity and analyze service usage data in real time. The real time feature enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. In July 2000, we conducted a benchmark test on Sun Microsystem's platforms using Oracle's databases with our customer management and billing software, AIOBS 5.6. This benchmark test, conducted at Sun's Asia Pacific Benchmark Center in Tokyo, demonstrated the superb scalability of this software. This scalability allows Internet service providers to develop their Internet infrastructures incrementally as their level of business grows, without the need for architecture re-engineering or large-scale system replacements. We are modifying our software products such that they are designed with fully documented, open architecture that allows our customers, as well as third party systems integrators and software developers, to integrate our software with existing applications and services with minimal effort and programming overhead.

ESTABLISHED CUSTOMER RELATIONSHIPS. We have close relationships with all leading telecommunications and Internet service providers in China and have provided our services and products to most of them. Our in-depth understanding of their requirements allows us successfully to deliver customized solutions and maximize the opportunities created by increased investments in telecommunications and Internet infrastructure in China. Moreover, we have a strong research and development team based in China which allows us to respond quickly and inexpensively to the needs of our customers in China.

STRATEGIC BUSINESS UNITS PROVIDING A TOTAL SOLUTIONS APPROACH. We recently reorganized our operational structure into two strategic business units:
Software Products and Network Solutions. We expect this reorganization to allow us to optimize the allocation of resources between these two business lines and further leverage our existing competencies while developing new areas of growth. The reorganization also underscores the growing significance of our software business and the increasing opportunities to sell our software products separately from our network solutions projects. At the same time, however, we continue to provide our services in the context of total solutions, including systems integration and software customization, to customers who prefer this approach. This total solutions approach is favored by many Chinese customers and allows us to build and maintain close, long term relationships with those customers.

PRODUCTS AND SERVICES

  OVERVIEW

We offer network solutions to the leading Internet and telecommunications service providers in China to meet their network infrastructure requirements. In addition, we develop proprietary software products to support the operations of Internet service providers and other telecommunication service providers.

We offer total network solutions to our customers by leveraging our core strengths in information technology services and maintaining close relationships with multiple hardware and third party software vendors. Substantially all of our network solutions business is accounted for by the various entities of China Telecom and China Mobile, as well as China Unicom, China Netcom and Jitong Communications.

Our longstanding relationships with these customers and our understanding of their specific requirements make us well positioned to respond to their requests for proposals.

Our software products were historically marketed as a part of our network solutions projects. However, the rapid growth of the Internet in China has led to a sharp increase in demand for sophisticated Internet applications and scalable software to support our customers' operations. As a result, we are increasingly selling our software licenses separately from our network solutions projects. We currently offer four main software products to our customers:

 -- AsiaInfo Online Billing System (AIOBS) -- a customer management and billing product for Internet service providers and IP Telephony service providers;

 -- AsiaInfo Billing and Customer Care System (AIBCCS) -- a customer management and billing product for providers of wireless telephony services;

 --   AsiaInfo Mail Center (AIMC) -- a carrier-scale messaging product; and

 --   AISerBase -- a high-end network management product.

We believe that our growing software business is a logical extension of our network solutions business. Our network solutions projects give us an intricate understanding of our customers' Internet infrastructure requirements and allow us to understand the software requirements that are needed to support those infrastructures.

  NETWORK SOLUTIONS

Our highly-skilled network systems engineers and project managers are engaged in providing total network solutions to our customers in China to meet their Internet infrastructure requirements. Each project is staffed with a dedicated team of project management professionals who work closely with our network systems engineers. The engineers design and build each project, while the project management professionals oversee budgetary matters, coordinate the work force, ensure adequacy of resources and monitor progress and quality to ensure the timely completion of each project. We expect that our existing capabilities will enable us to rapidly design and implement broadband network infrastructure, e-commerce solutions and high-end solutions such as virtual private networks, operation support systems and wireless solutions, as demand for these services increases in China.

Through a combination of one or more of the activities listed below, we offer our customers turn-key network solutions:

INTERNET INFRASTRUCTURE SOLUTIONS. This core area of our current business includes network access and backbone infrastructure design and implementation for telecommunications service providers and Internet service providers. Our Internet infrastructure solutions support a wide array of broadband network technologies. We have designed and built the first commercial and the largest national Internet backbone, and the largest provincial commercial Internet backbone, and are in the process of building the next three largest national commercial Internet backbones in China.

OPERATIONS SUPPORT SOLUTIONS. Operations support solutions allow our customers to manage their network infrastructure utilizing our proprietary and third-party software tools and applications. We design and implement network management centers for our clients and install proprietary and third party software products and customized software applications that allow our clients to perform activities such as customer management and billing, services offerings and promotions, provisioning and monitoring network utilization and customer service levels.

SERVICE APPLICATIONS. We design and provide applications for Internet access, IP telephony and virtual private networks that allow our clients to provide commercial services to their customers. We also provide high volume messaging services and web-based as well as other Internet applications.

NETWORK PERFORMANCE AND SECURITY SOLUTIONS. We conduct network performance audits and tuning services to improve overall network performance. This involves recommending more efficient bandwidth allocation, reducing network latency and response time for applications, and developing software tools for security improvements.

All our network solutions projects involve one or more of the following activities:

NETWORK PLANNING. We provide our customers with strategic and tactical reviews of their current network operations and future network requirements. We do much of this work before the customer awards the contract in order to assist them in developing an appropriate request for proposal and to improve our chances in winning the contract. The planning includes defining client business requirements, developing appropriate information architectures and selecting preferred technology.

NETWORK DESIGN. We detail the network specifications and implementation tactics necessary to achieve our customers' objectives. We also consider how the new technology will integrate with the customer's existing hardware and software and how it will be managed on an ongoing basis. Examples of services include defining functional requirements for the network and its components, development of multi-vendor integration plans and design of customer-specific network and services applications.

NETWORK IMPLEMENTATION. We install the recommended systems to meet our customers' network requirements. Key activities include project management, hardware and software procurement, configuration and field installation and testing, building network management centers and development of customized network and services management applications. We believe that our expertise in integrating new systems without disrupting ongoing business operations of our customers adds significant value and reduces risks.

NETWORK OPTIMIZATION. We maximize the efficiency of communications networks by improving network utilization. Examples of our services include network traffic analysis and identification of bottlenecks, recommendations for efficient allocation of bandwidth, fault detection and isolation, performance testing and tuning, and security auditing and improvement.

MAINTENANCE AND SUPPORT SERVICES. We provide maintenance and technical support in connection with all of our network infrastructure and systems integration projects, content and network access provider platforms, and our proprietary software products. These services currently include assistance with the implementation of new information technology functions and/or features, configuration and programming services for new business processes, warranty repairs, and assistance in the case of technology upgrading. We believe that our policy of on-going maintenance and technical support will help foster long-term relationships with our customers and create significant business opportunities.

TRAINING. We provide technical training for our customers and strategic partners to increase their awareness and knowledge of Internet technologies in the Chinese information technology market and to support the operations of our customers' integrated network systems. Our training courses address issues relating to daily operations of network systems. Specific topics include daily network management tasks, advanced network troubleshooting, introductory network framework reviews, and advanced planning and design.

  SOFTWARE PRODUCTS

We develop, market and support customer management and billing software that meets the complex, mission-critical provisioning, accounting, reporting and marketing needs of Internet and telecommunications service providers. In addition, we sell carrier-scale messaging products to telecommunications and Internet service providers, as well as Internet content providers in China. Recently, we introduced a service-oriented network management product, which manages all aspects of a network environment.

ASIAINFO ONLINE BILLING SYSTEM (AIOBS). The latest version of our Internet customer management and billing software, AIOBS 6.0, was released in November 2000. AIOBS 6.0 is a real time, scalable solution that enables Internet service providers to address the critical business needs of customer management, services support, and accurate and timely billing. First launched in 1996, the third generation software product today offers tremendous improvements in architecture, functionality and capacity. AIOBS 6.0 enables Internet service providers to:

 -- manage, authenticate and register users, create user accounts, check account status and activate services;

 -- monitor and analyze user activity, "map" individual user consumer behavior and perform audit trials on user accounts;

 -- price and rate a broad array of services, discount services and promotions using multiple bases and resources, such as time of usage, bytes transferred, size of server storage and number of page views; and

 -- perform billing operations based on flexible billing cycles and manage user accounts receivable.

AIOBS 6.0 also allows service representatives and customers to access selected user data to create, search and modify user accounts, change certain personal information and perform other customer self-care functions using a browser-based interface.

In addition, AIOBS 6.0 provides many features tailored to the China market, including:

 -- caller ID usage-based and restricted line services which allow telephone customers to log on to the Internet without first registering with the Internet service providers, with usage-based fees charged to their regular monthly telephone bills, and to log on only from certain, specified phone numbers;

 -- a roaming service which allows registered customers from different Internet service providers to log on to the Internet from each other's territories, an important feature since most Chinese Internet service providers operate and recruit users locally; and

 -- a restricted credit (pre-paid card) service which allows customers to use the Internet with monthly monetary or usage-based limits, with real time cut-off the instant the credit limit is reached.

Our IP telephony customer management and billing software, introduced in June 1999, is an integrated part of the AIOBS multi-service customer management and billing platform, catering to the specific needs of IP telephony service providers. Its key features include multi-vendor gateway support, real-time billing and service provisioning, flexible tariff plans and the ability to bundle with other enhanced Internet services. IP telephony service trial projects conducted by China Telecom, China Unicom and Jitong Communications during 2000 were very successful. We expect the IP telephony market in China to develop rapidly and capture an increasingly large portion of long-distance voice traffic. We believe the fast growing IP telephony market in China offers us growth opportunities because our software can provide IP telephony operators with features not present in traditional, batch-oriented customer management and billing software currently used by IP telephony service providers in China. In addition, our product enables IP telephony operators to deliver new value-added services faster and more efficiently.

We created new modules in AIOBS 6.0 to serve the billing requirements of emerging telecommunications and Internet service providers in China, including an Internet data center billing module, a cable Internet billing module and a wireless Internet billing module. The convergence feature of AIOBS 6.0 enables service providers to offer one-stop-shopping services and permits flexibility for our customers' various billing schemes.

ASIAINFO MAIL CENTER (AIMC). Our flagship online messaging software, AIMC, is carrier scale messaging software designed to support electronic mail systems from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer web-based free e-mail, basic e-mail service and premium business secure e-mail to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. In addition to major telecommunications and Internet service providers, top Internet content providers such as chinadotcom and 21cn.com are also among the key customers for AIMC.

We have released two versions of our messaging software in 2000: AIMC 2.7 and AIMC 2.9. New enhancements to AIMC 2.9 include secure email access and transmission, personal digital assistant (PDA) email, and a built-in anti-virus module. As email has become more common to Chinese businesses, dependable security and anti-virus functions are critical. Furthermore, the fast growing PDA market has introduced a new group of email users, for whom the PDA module of AIMC was developed.

ASIAINFO BILLING AND CUSTOMER CARE SYSTEM (AIBCCS). Our wireless and long-distance telephony customer management and billing software, AIBCCS, offers real time, scalable solutions for customer management and billing operations of wireless and long-distance telephony service providers, including:

 -- customer management, together with customer service, hierarchies and rapid report management;

 --   call center support, including usage processing;

 --   fraud detection and management;

 -- billing and revenue management features, including accounts receivable and collection; and

 --   inter-carrier settlement.

With AIBCCS, we pioneered fraud management software market in China, which has seen increasing customer demand. We believe AIBCCS is also the only customer management and billing software used by Chinese operators that supports wireless services based on the Code Division Multiple Access, or CDMA, standard in addition to GSM, the prevailing wireless standard in China. As China Unicom has expressed its intention to roll out a nation-wide wireless network using CDMA technology, we are well positioned to provide customer management and billing solution for this growing market.

AISERBASE. We recently announced the release of our new service-oriented network management software product: AISerBase. Driven by an increasing demand for sophisticated network management software, AISerBase offers high-end network management features. Aiming to provide multiple services, network operators have shifted network management emphasis from simple hardware management to service-oriented value-added functions. AISerBase manages all aspects of a network environment, including hardware, applications, services and customers at four different layers: equipment, application, service and business.

Several unique characteristics of AISerBase differentiate it from other network management software products. For large-scale networks, AISerBase groups and manages systems by service category such as leased line services, dial-up services and Web services. This structure enables operators to streamline management processes and prioritize management tasks in an organized fashion. More importantly, the service-oriented management structure offers flexibility to operators to provide multiple services in a convergent environment. Furthermore, while traditional network management software products only deal with static network elements such as hardware, AISerBase also manages dynamic factors such as usage patterns.

Benefiting from AISerBase, network operators, particularly telecommunications carriers and Internet data centers, will be able to improve their service offerings and quality in a number of ways. First, being highly automated, AISerBase can significantly increase cost efficiency of network management activities. The multi-vendor support feature also minimizes management expenses. Second, by monitoring and assessing network traffic in real time, AISerBase collects and analyzes statistical data on system by service category, which can be used to manage service level agreements (SLAs) and make sound investment decisions for network expansion. Third, AISerBase facilities many customer-oriented value-added services such as customer self-evaluation on service usage.

RECENT NETWORK SOLUTIONS AND SOFTWARE CONTRACTS

In 2000 and early 2001, we have continued to execute on our strategy of becoming the leading China-based company providing software products and network solutions by winning a number of key contracts. Those contracts include the following:

 -- In February 2001, we announced a contract to provide Hebei Telecom, a provincial subsidiary of China Telecom, with software products and services to further enhance the capacity of its Internet infrastructure. The contract is valued at $5.4 million in total. The expected revenues from this contract, net of hardware costs, account for over 74% of the entire contract value. In addition to our carrier-scale messaging software
      (AIMC) and customer management and billing software (AIOBS), we will also provide Hebei Telecom with our newest software product, AISerBase.

 -- In February 2001, we announced a contract to provide Shanghai Online with a full array of high-end network services, including network security services, software professional services and system integration services. The contract is valued at $1.4 million in total, 100% of which is for services. A subsidiary of China Telecom, Shanghai Online is one of the premier Internet service providers in Shanghai, the most developed metropolitan area in China with a population of approximately 13 million. MarSec has been chosen to provide network security services, including security assessment, security system design and implementation, trouble shooting and security support services.

 -- In January 2001, we announced a contract with Shandong Telecom, a provincial subsidiary of China Telecom, to provide software products and services to further enhance the capacity of its Internet infrastructure. The contract is valued at 4.7 million, more than 75% of which is for software and services. This is the third expansion project to be conducted by Shandong Telecom during the last twelve months, reflecting China Telecom's drive to expand user capacity at the provincial and local levels.

 -- In December 2000, we announced a contract to provide Jiangsu Telecom, a provincial subsidiary of China Telecom, with Internet messaging products and services for its Phase III Internet infrastructure expansion project. The contract is valued at $5.2 million in total, with software and services accounting for 30% of the contract value. Under a similar contract, we will provide Xizang (Tibet) Telecom with billing and messaging software and services for its Phase I Internet infrastructure project.

 -- In December 2000, we announced a contract to provide Jilin Mobile, a provincial subsidiary of China Mobile, with messaging products and services for its local Internet infrastructure project. The contract marked our continued success in the China wireless Internet market. Under the terms of the contract, our leading messaging software was selected, along with several compatible network management software tools. The initial phase of the contract is valued at approximately $800,000 in total, covering software and services only.

 -- In November 2000, we announced a contract with China International Electronic Commerce Center (CIECC), a commercial subsidiary of Ministry of Foreign Trade & Economic Cooperation (MOFTEC), to provide integration services and billing software to its national backbone project -- China International Electronic Trade Network (CIETNet). The first phase of the project is valued at approximately $840,000 over 50% of which is attributable to software license fees.

 -- In November 2000, we announced a contract to provide Liaoning Telecom, a provincial subsidiary of China Telecom, with messaging products and services for its Phase IV Internet infrastructure expansion project. The contract is valued at $1.6 million in total, of which more than 74% is for software and services.

 -- In October 2000, we announced a contract to provide Sichuan Broadcasting and Television Network Ltd., a provincial cable Internet operator, with our billing and messaging software products. This contract marked our breakthrough entrance into China's cable Internet market.

 -- In October 2000, we announced a partnership with JiTong Communications, an emerging telecommunications services provider, by winning a contract to provide system integration services for its IP infrastructure Phase II expansion project.

 -- In October 2000, we announced a $14.9 million contract with Beijing Telecom, a provincial subsidiary of China Telecom, to further enhance the capacity of its provincial Internet infrastructure. Net revenues after hardware costs from this contract are expected to account for 47% of the total contract value.

 -- In September 2000, we announced that we will provide China Netcom with Internet data center billing functionality through our AIOBS software platform. The software will allow China Netcom to support thousands of Internet data center users at a number of locations, as well as the flexibility to implement a differentiating pricing scheme, a service feature that has become critical in order for Internet data centers to remain competitive.

 -- In September 2000, we announced a $16 million contract to build, CMCCNET, a national Internet backbone for China Mobile, which will connect the country's 31 provincial capitals. Under the agreement, we will manage overall network integration and our flagship software products -- AIMC and AIOBS -- will be customized for the network. Sales of software and services under the contract are expected to account for more than 30% of the total contract value.

 -- In September 2000, we announced a $1.6 million contract with Tianjin Telecom to supply advanced billing and messaging software, while helping to build the third phase of its Internet backbone in Tianjin, the fourth largest city in China. The project is expected to improve significantly the service quality of this provincial network. As key components of the expanded infrastructure, the customer chose AIOBS and AIMC.

 -- In May 2000, we announced that China Netcom had selected AIOBS in the second phase expansion of China Netcom's IP telephony project. This project will reach 100 major cities in China, covering an estimated 8 million pre-paid card users. AIOBS will support all of the Internet services provided by China Netcom, including IP telephony, fax, 800 number service, virtual private networks and voice-mail boxes.

 -- In April 2000, we announced a contract to build a 311-city national IP telephony network in China for China Unicom. The new network is expected to be the largest IP telephony network in the world. Once completed, it will be able to carry 8 billion minutes of long distance calls per year, providing dial-up services to consumers and businesses through wire-line as well as wireless connections.

 -- In March 2000, we announced a contract with China Netcom to design and build China's third national Internet backbone, CNCNET. CNCNET will be the first nationwide IP over DWDM (Dense Wavelength Division) broadband Internet backbone in China and is expected to support a wide range of Internet-based voice, image, fax and data communications services and value added services. In addition to the construction of the backbone, we will support the network's customer management and billing needs with AIOBS.

 -- In 2000, we won various contracts for provision of our messaging software, AIMC, to Internet content providers. 8848.net, China's largest e-commerce portal, People's Daily Online, one of China's biggest news web sites and Xin Hua News Agency, China's largest news and information gathering and distribution center have all signed on for installation of the software.

STRATEGIC ALLIANCES

In 2000, we entered into a number of strategic alliances with key players in the information technology industry. Those alliances included the following:

 -- In September 2000, we announced the signing of a memorandum of understanding with Ericsson to collaborate in simplifying customer billing for mobile Internet users in China. As part of the alliance, we will integrate our customer management and billing software, AIOBS, with Ericsson's General

      Packet Radio Services (GPRS) and Wireless Application Protocol (WAP) gateways. The GPRS system will enable service operators to offer Internet based applications to mobile networks at a faster rate than current voice application networks.

 -- In June 2000, we announced a strategic alliance with Redback Networks, a leading provider of advanced broadband networking solutions, to speed and simplify the rollout of broadband services throughout China. As part of the alliance, Redback will integrate its Subscriber Management System
      (SMS) with our customer management and billing software, AIOBS. Together, these products will offer telecommunications carriers, Internet service providers and cable operators in China the most comprehensive solution to acquire and manage thousands of broadband subscribers, and speed up broadband providers' ability to roll out and test new services for consumers.

 -- In June 2000, we announced the successful integration of our IP telephony billing software with the network access gateway of Huawei Technologies. The bundling of these two products provides an end-to-end solution for IP telephony service providers and offers value-added IP telephony services, such as virtual private networks and 800 number services.

PRICING

We currently price our software products based on the number of user licenses which our customers purchase from us. In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. We price our customers for software customization on a time plus materials basis. The pricing of our messaging software, AIMC, is based on the total number of mail boxes purchased by our customers. However, the unit price for each mail box differs among free web-based e-mail service, basic ISP-provided Internet e-mail and business secure e-mail offerings.

Prices for our network solutions projects are calculated internally on an estimated time and material basis, but are quoted to customers as a fixed fee. Contracts for these projects are generally subject to competitive bidding processes.

TECHNOLOGY

INTERNET AND IP TELEPHONY CUSTOMER MANAGEMENT AND BILLING SOFTWARE. Our Internet and IP telephony customer management and billing software is designed to allow maximum flexibility, scalability and performance. It has state-of-the-art, four-tier client/server architecture. This multi-tier architecture, coupled with the other technologies, gives our software the following advantages:

 -- FLEXIBILITY. Because we use a data dictionary-based data model to collect data from databases and other resources, data definitions, such as new entries of demographic information, can be customized without any code modification.

 -- MINIMUM INTERRUPTION OF EXISTING SERVICES. The system is built on dynamic component modules which can be modified separately when a new product is introduced and updated without system downtime.

 -- EASE OF CUSTOMIZATION. Our software offers fully documented Application Programming Interfaces (APIs) that support standard scripts. As a result, our customers can build client applications without compilation and can customize and write new user interface applications with minimum training.

WIRELESS AND LONG-DISTANCE TELEPHONY CUSTOMER MANAGEMENT AND BILLING
SOFTWARE. Our wireless and long distance telephony customer management and billing software also utilizes state-of-the-art multi-tier architecture to achieve flexibility, scalability and real-time performance. We are designing new architecture to support convergent customer care and billing solutions for combined Internet, IP telephony and traditional voice services. The technologies we employ have given our wireless and long-distance telephony software advantages such as well-designed applications for high performance under high capacity subscribers and have enabled the software to ensure transaction integrity.

MESSAGING SOFTWARE. Our carrier scale messaging software supports service providers with a large number of subscribers and large volumes of messages. We use the following technologies to achieve scalability and optimize performance:

 -- advanced software technology that allows AIMC to scale both horizontally, by adding more servers, and vertically, by using higher speed or multiple central processing units, to handle subscriber growth without compromising system performance and hardware investment;

 -- switching technology that distributes workloads in a manageable and flexible fashion and allows customers to easily add, remove or reconfigure running systems without downtime in a live production environment; and

 -- storage area network (SAN) technology that offers speedy, reliable and secure access to the data storage subsystem with ultra-high capacity databases.

RESEARCH AND DEVELOPMENT

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. In the information technology solutions areas, we focus our research and development efforts on operation support solutions and broadband network access and applications solutions. We are currently developing a number of upgrades of our existing software products to enhance scalability and performance and provide added features and functions. In addition, we are designing a wide array of new software products to address our customers' growing need for convergent communications, such as unified messaging products and convergent network management solutions.

We closely monitor world-wide technological developments in our service and product areas. In addition, we work closely with the research and development teams of major international technology companies. Cooperation with global technology leaders improves our access to the most sophisticated technologies, which enables us to provide the latest and best solutions and products to our customers.

The chief focus of our network solutions research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of the software research is on architecture study, software development platforms, commonly used libraries and other software management tools. We plan to expand our research and development efforts further by adding more personnel and financial resources and by setting up research and development departments in selected regional offices.

CUSTOMERS

Our customers currently consist primarily of Chinese telecommunication service providers and Internet service providers, including China Telecom, China Unicom, China Mobile, China Netcom and various other Chinese Internet service providers. In 2000, we have continued to diversify our customer base. For the full year 2000, China Telecom accounted for 36% of our revenues net of hardware costs, compared with 80% in 1999, while China Unicom accounted for 29%, China Netcom accounted for 13%, China Mobile accounted for 7%, and other customers accounted for 15%. Our customer base is changing and diversifying quickly as the overall China telecommunications market grows due to deregulation and significant investment from several new players. This diversification not only reduces our dependence on a small group of large customers, but also causes us to expect strong and consistent growth in revenues net of hardware costs on a year over year basis.

CHINA TELECOM. China Telecom has been our largest customer to date. As a result of the restructuring of the telecommunications industry that began in February 1999, China Telecom operates only fixed line networks and provides fixed line telephone and data communications services. China Telecom and its various provincial subsidiaries accounted for almost all of our revenues in 1997 and 1998.

CHINA UNICOM. China Unicom was established in 1994 and is the second-largest national public telecommunications network in China. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, mobile communications services, data communications services, communications value-added services and other communications services.

CHINA MOBILE. China Mobile was established in July 1999 to operate the mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest wireless telephony service provider in China and, like China Telecom, has various provincial subsidiaries throughout China, which are responsible for local networks.

CHINA NETCOM. China Netcom, the latest state-sponsored entrant into the Chinese telecommunications market, was formed in 1999 to build and operate a high-speed telecommunications network initially linking fifteen large Chinese cities. The new network, one of the world's fastest fiber-optic backbones, is to be constructed based entirely on IP technology. It will also take advantage of existing cable television networks, which will be linked to the system via fiber-optic and fixed-wireless technology.

SALES AND MARKETING

  SALES

We market and sell our services and products primarily through our direct sales force. Our direct sales professionals provide business consulting, promote pre-sale activity and manage our relations with customers. We employ direct sales personnel in regional offices in Beijing, Shanghai, Wuhan, Chengdu and Guangzhou. The direct sales force is organized into individual account teams. We use a team selling approach, whereby sales personnel work together with network systems engineers and technical managers in analyzing potential projects and marketing our expertise to potential clients. We have recently established our Corporate Sales Division, which focus on sales initiatives to key accounts such as China Telecom, China Mobile, China Netcom and China Unicom.

We identify and target market segments and select target sales opportunities on a national level, and we also conduct sales opportunity studies to ensure that adequate regional sales resources are available. Sales quotas are assigned to all sales personnel according to annual sales plans. We classify market segments and target opportunities on national and regional levels. This classification helps us determine our primary sales targets and prepare monthly and quarterly sales forecasts. We approve target projects, develop detailed sales promotion strategies and prepare reports on order forecast, technical evaluation, sales budgeting expense, schedules and competition analysis. After the report has been approved, a sales team is appointed consisting of sales personnel, system design engineers and a senior system architect.

Recently, we began a new initiative to penetrate the international market for software products. As part of our new "sales channel strategy" we have set up sales and presales teams to develop markets for our software products outside of China.

  MARKETING

Our marketing strategy focuses on building long-term relationships with our customers, educating them about technological developments and generating their interest in our services and products. Historically, our marketing and sales efforts were combined. As our businesses expanded and the marketplace became increasingly sophisticated, we established a dedicated marketing department in 1998. Currently, we have independent marketing departments for each of our two strategic business units. These departments continuously analyze the needs of our customers, our competitive environment, the market potential of our products and services, and the effectiveness of our pricing and distribution channel strategies.

In addition to our marketing departments, we have a market communications, or marcom department, which engages in a number of activities aimed at increasing awareness of our products and services. These activities include:

 --   managing and maintaining our web site;

 --   publishing bi-weekly research reports and monthly customer newsletters;

 --   providing free business consulting services;

 --   conducting seminars and conferences;

 --   conducting ongoing public relations programs; and

 --   creating and placing advertisements.

In addition, we actively participate in technology-related conferences and demonstrate our products at trade shows targeted at our existing and potential customers.

COMPETITION

The Internet-related information technology services market in China is new and rapidly changing. Our competitors in the market mainly include domestic systems integrators such as Ztec, Autian and Holy Bridge. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China, which have significantly greater financial, technological, marketing and human resources. Should they decide to enter the Internet-related information technology services market in China, the competition will intensify.

In the customer management and billing software market, we compete with both international and local software providers. In the online billing segment we compete primarily with Portal Software, MIND and Ztec and in the wireless billing segment we compete with more than ten local competitors. The messaging software segment is a highly competitive market. Currently, we primarily compete with Open Wave (formerly known as Software.com) and Netease. We believe that we have competitive advantages in all of our product and service segments due to our Internet technology leadership, combined international and China expertise, established customer relationships and our high performance, scalable, flexible software.

In view of the gradual deregulation of the Chinese telecommunications industry and China's pending entry into the WTO, we anticipate continued growth and competition in the telecommunications infrastructure industry and the entrance of new competitors into the customer management and billing software market.

GOVERNMENT REGULATION

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are not currently subject to extensive government regulations.

The Internet and the telecommunications industry in which our customers operate, however, has been subject to government regulation and control. Currently, all large telecommunications and Internet service providers in China are state owned or state controlled and their business decisions and strategies are affected by the government's budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated by China's Ministry of Information Industry from time to time.

China recently published the Regulations of the People's Republic of China on Telecommunications (the "Telecommunications Regulations") and the Notification of Telecommunication Charge Structural Adjustment. The Telecommunication Regulations are the first comprehensive set of regulations governing the conduct of the telecommunications business in China. The principles expressed by the Telecommunications Regulations reflect positively on China's commitment to accede to the WTO. In particular, the Telecommunications Regulations have set out in clear terms the framework for operational licensing, interconnection, the setting of telecommunications charges and standards of telecommunications services.

With improved transparency and a pro-competitive regulatory environment, we anticipate that investor confidence in China's telecommunications sector is likely to grow. However, the Telecommunication Regulations do not address the issue of foreign investment. Foreign investors are currently not permitted independently to operate telecommunications networks or provide telecommunications services, or manage an entity that operates a telecommunications business in China. Draft regulations governing foreign investment in China's telecommunications business were submitted by the Ministry of Information Industry to China's State Council in August 2000. These regulations have not yet been approved. However, pursuant to the terms of the Sino-U.S. and Sino-E.U. bilateral agreements on China's accession to the WTO, China will allow foreign investment in the telecommunications sector on a gradual basis after WTO accession.

The Notification of Telecommunication Charge Structural Adjustment reduced telecommunication service and Internet service fees such as Internet access fees and leased line renting fees, permitting IP telephony operators, paging business operators, web hosting service providers and certain other value added service providers to set their prices based on their own cost structure and competitive strategy. We believe this notification will have a positive impact on our business because, with the decline in telecommunication and Internet services fees, China's Internet population and tele-density are likely to grow, which in turn will likely generate more demand for our products and services. In addition, with declining leased line tariffs, more and more enterprises should be able to afford to use the Internet as a business tool.

Notwithstanding the recent developments in China's telecom regulations, many laws and regulations applicable to the Internet in China are still evolving and unsettled. There are certain approval and registration procedures in place for Internet users who wish to have access to Internet-related services. Foreign companies are currently prohibited from engaging in Internet service provision, Internet content provision and other value-added Internet related services in China. Due to the increasing popularity and use of the Internet and other online services, it is possible that more extensive and restrictive regulations may be adopted with respect to the Internet and other related services. In September 2000, China's State Council approved the Administrative Measures on Internet Information Services. The Administrative Measures on Internet Information Services confirm China's continuing sensitivity to control and censor information on the Internet. It remains to be seen how rigorously these new regulations, especially the penalties provisions, will be enforced. In view of China's pending entry into the WTO, we expect a majority of these restrictions will be phased out and eventually eliminated. However, until then, a restrictive regulatory environment for our customers could adversely affect our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Factors Affecting Our Operating Results and Our Common Stock -- Laws and regulations applicable to the Internet in China remain unsettled and could have a material adverse affect on the Internet's growth and thereby have a material adverse affect on our business."

INTELLECTUAL PROPERTY

Our success and ability to compete depends substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed five trademark applications with the United States Trademark Office, two of which have been granted and three are still pending. Our trademark application covering AsiaInfo's logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications with the Hong Kong Trade Marks Registry for AsiaInfo's logo, which are pending. We have also completed the registration of the copyrights for 17 versions of our software products with the State Copyright Bureau in China, including the AIOBS series and the AIMC series. However, although we may apply for such protection in the future, we have not applied for copyright protection in other jurisdictions (including the United States). We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products.

We enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

As of December 31, 2000 we had over 650 employees. Our employees are represented by a labor union and, thus far, our operations have not been significantly disrupted by labor disputes.

We devote significant resources to recruiting professionals with both network solutions and relevant industry experience. Most of our senior management and technical employees are western educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communications at all levels of the organization. As an incentive, we have created an employee stock option plan that includes vesting provisions designed to encourage long term employment.

ITEM 2.  PROPERTIES

Our principal sales, marketing and development facilities and administrative offices currently occupy approximately 7,300 square meters in a new building located in the Beijing Zhongguancun Science Park. The lease has a term of five years, which expires in February 2005, subject to termination in 2003 if an agreement on the adjustment of rent cannot be reached at that time. In addition, we have regional field support offices in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou and Wuhan, as well as a regional office in Santa Clara, California.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information concerning submission of matters to a vote of security holders is incorporated by reference to the section entitled "Item 5. Other Information" contained in our Amended Quarterly Report on Form 10-Q/A, filed with the Securities and Exchange Commission on January 9, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the Nasdaq National Market under the symbol "ASIA" since our initial public offering on March 2, 2000. Prior to that time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                CLOSING PRICES
                                                              ------------------
                                                               HIGH        LOW
                                                              ------      ------
                                                              (IN U.S. DOLLARS)
2000 (FROM MARCH 3)
  First quarter.............................................  99.56       60.50
  Second quarter............................................  59.44       30.50
  Third quarter.............................................  48.00       17.06
  Fourth quarter............................................  19.50        7.38

As of March 1, 2001, there were approximately 183 record holders of our common stock.

We have never declared or paid any dividends on our capital stock. We do not intend to pay dividends on our shares of common stock. We intend to retain all future earnings, if any, for use in our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. Any dividends we declare will be paid in U.S. dollars.

As a holding company, our primary source of cash for the payment of dividends are distributions, if any, from our subsidiaries. Our principal operating subsidiaries were established in China and are able to make distributions of profits to us only if they satisfy certain conditions under Chinese law, including the satisfaction of tax liabilities, recovery of losses from previous years and mandatory contributions to statutory reserves. In addition, loan agreements and contractual arrangements we enter into in the future may also restrict our ability to pay dividends.

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No. 333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,608,884. From the effective date of the Registration Statement through December 31, 2000, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment........  $  5,316,681
Temporary investments, including cash and cash
  equivalents...............................................   110,400,000
Investments in subsidiaries -- MarSec and Guangdong
  Wangying..................................................     1,144,949
Research and development and sales and marketing expenses...     9,747,254
                                                              ------------
                                                              $126,608,884
                                                              ============

The net proceeds will be used for general corporate purposes, including working capital, and expenses such as research and development and sales and marketing. A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products. None of the net proceeds of the offering have been paid directly or indirectly to our directors, officers or their associates, to persons owning ten percent or more of our common stock, or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 24 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
                                                 (AMOUNTS IN THOUSANDS OF U.S. DOLLARS
                                                   EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
  Network solutions.............  $   159,505   $    53,786   $    41,964   $    36,509   $    14,781
  Software license..............       16,558         6,494         2,258           775           762
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........      176,063        60,280        44,222        37,284        15,543
                                  -----------   -----------   -----------   -----------   -----------
Cost of revenues:
  Network solutions.............      144,655        41,959        32,188        29,551         9,098
  Software license..............           43             4             1             5             -
                                  -----------   -----------   -----------   -----------   -----------
          Total cost of
            revenues............      144,698        41,963        32,189        29,556         9,098
                                  -----------   -----------   -----------   -----------   -----------
Gross profit....................       31,365        18,317        12,033         7,728         6,445
                                  -----------   -----------   -----------   -----------   -----------
Operating expenses:
  Sales and marketing...........       19,734         8,768         2,408           835           668
  General and administrative....       12,892         8,167         6,463         6,167         3,008
  Research and development......        5,974         2,838         1,436           394           321
  Amortization of deferred stock
     compensation...............        2,210         3,508         1,045         1,045           262
                                  -----------   -----------   -----------   -----------   -----------
          Total operating
            expenses............       40,810        23,281        11,352         8,441         4,259
                                  -----------   -----------   -----------   -----------   -----------
Operating (loss) income.........       (9,445)       (4,964)          681          (713)        2,186
Other income (expense), net.....        6,865           352           477            31            35
Income tax expense (benefit)....          218           383          (256)          267            69
Minority interests in loss
  (income) of consolidated
  subsidiaries..................           32            84           122           567          (482)
Equity in loss of affiliate.....            -           (35)            -             -             -
                                  -----------   -----------   -----------   -----------   -----------
Net (loss) income...............  $    (2,766)  $    (4,946)  $     1,536   $      (382)  $     1,670
                                  ===========   ===========   ===========   ===========   ===========
Net (loss) income per share:
  Basic.........................  $     (0.07)  $     (0.34)  $      0.11   $     (0.03)  $      0.12
                                  ===========   ===========   ===========   ===========   ===========
  Diluted(1)....................  $     (0.07)  $     (0.34)  $      0.05   $     (0.03)  $      0.10
                                  ===========   ===========   ===========   ===========   ===========
Shares used in computation:
  Basic.........................   37,239,649    14,630,145    13,616,412    13,530,000    13,530,000
                                  ===========   ===========   ===========   ===========   ===========
  Diluted(1)....................   37,239,649    14,630,145    31,765,534    13,530,000    15,999,133
                                  ===========   ===========   ===========   ===========   ===========

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (AMOUNTS IN THOUSANDS OF U.S. DOLLARS)
ADDITIONAL DATA:
Total revenues net of hardware costs........  $ 44,578   $ 25,221   $ 19,286   $ 11,684   $  6,877

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (AMOUNT IN THOUSANDS OF U.S. DOLLARS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $ 48,834   $ 25,404   $  9,749   $ 24,066   $  2,221
Total current assets(2).....................   254,190     64,772     42,805     36,131      8,325
Total assets................................   264,003     71,427     45,359     37,085      9,227
Total liabilities (excluding minority
  interests)................................    95,206     31,639     26,048     20,008      6,429
Total stockholders' equity..................   168,609     39,788     19,247     16,179      1,333

---------------

(1) In 1997, 1999 and 2000 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, upon the exercise of warrants and upon the automatic conversion of our convertible preferred stock which, if included, would have an antidilutive effect on the net loss reported in these periods. See note 8 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

(2) Total current assets includes short-term investments, which, at December 31, 2000, totaled $110.4 million and consisted principally of certificates of deposit issued by major financial institutions, having maturities of between six and twelve months, together with $90.8 million deposited in money market funds. In January of 2001 we invested $50.5 million of these assets into a portfolio of short-term debt instruments having maturities of between three and twenty-four months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We are a leading China-based company providing world class software products and network solutions. Our software products and network solutions enable our customers to build, maintain, operate and continuously improve their Internet and communications infrastructure.

We commenced our operations in Texas in 1993 and moved our operations from Texas to China in 1995. We began generating significant network solutions revenues in 1996 and significant software license revenues in 1998. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., we conduct the bulk of our business through our wholly-owned operating subsidiary, AsiaInfo Technologies (China) Inc., which is a Chinese company.

Sales to China Telecom and its provincial subsidiaries accounted for approximately 98%, 84% and 34% of our revenues in 1998, 1999 and 2000, respectively. Our customer base is continuing to diversify and, at December 31, 2000, approximately 55% of our backlog net of hardware costs was attributable to China Telecom, while 10% was attributable to China Unicom, 10% was attributable to China Netcom and 16% was attributable to China Mobile.

We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. Recently, sales of software products have been an increasingly significant contributor to our business, accounting for 37% of revenues net of hardware costs in 2000. We expect this trend to continue and intend to establish arrangements with foreign companies to distribute our software products outside of China.

We believe that there are opportunities for us to expand into new business areas. By the end of the first quarter of 2001, we expect to have invested a total of $2 million in our majority-owned network security business, MarSec, which focuses on high-end security services for our customers. MarSec generated sales orders of approximately $175,000 in the fourth quarter of 2000, and we anticipate that it will generate sales orders of approximately $3 million in 2001. Other new areas include our Application Infrastructure Provider (AIP) business, in which we invested $1.5 million in 2000. In view of these recent and potential future changes to our business, our historical financial data may not be a meaningful basis upon which to evaluate us and our prospects.

REVENUES

Our total revenues have grown from $44.2 million in 1998 to $60.3 million in 1999 and $176.1 in 2000. We generate our revenues from our two principal business lines: network solutions and software products. Although we account for our network solutions revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy to focus increasingly on providing our customers with high value IT professional services while gradually outsourcing lower end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown by business line on this basis:

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
BUSINESS LINE                                           2000    1999    1998    1997    1996
-------------                                           ----    ----    ----    ----    ----
Network solutions net of hardware costs...............   63%     74%     88%     93%     89%
Software license......................................   37%     26%     12%      7%     11%
  Total revenues net of hardware costs................  100%    100%    100%    100%    100%
                                                        ===     ===     ===     ===     ===

As demonstrated by the foregoing table, software products have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 12% in 1998 to 26% in 1999 and 37% in 2000. We expect that software products will account for a growing portion of our future net revenues.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software products. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software products are recognized during the course of the relevant project, as described in more detail below. At December 31, 2000, our backlog net of hardware costs was $36 million, approximately 62% of which related to network solutions and 38% of which related to software orders.

NETWORK SOLUTIONS REVENUES. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration, training and customization of our proprietary and third party software. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against back-to-back orders and letters of credit from our customers. We believe that as the Internet-related market in China develops, our customers will increasingly purchase hardware directly from hardware vendors and pay us separately for the full value of our professional services.

We generally charge a fixed price for our network solutions projects and recognize revenue based on the percentage of completion of the project. Labor hours are used to determine the stage of completion except for revenues associated with the procurement of hardware on behalf of the customer. Such hardware-related revenues are recognized upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly revenues to fluctuate significantly. However, this does not significantly affect our gross margin as hardware revenues generally approximate the related costs. Our quarterly results are also subject to fluctuations because a significant part of our network solutions revenues are derived from a limited number of large contracts.

There are three key milestones in the life of a network solutions project. The first milestone occurs when the hardware is delivered, which is usually between three and four months after signing the contract. The second milestone in a network solutions project is at primary acceptance, which usually occurs around five months after hardware delivery. The third milestone is project acceptance, which occurs when the customer agrees that we have satisfactorily completed all our work for the project.

SOFTWARE LICENSE REVENUES. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, up to a specified maximum number of users. The customer must purchase additional user licenses from us when the number of users exceeds the specified maximum. Beginning with the year 2000, our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Substantially all our software license revenues are derived from our customer management and billing, and messaging software products. We recognize substantially all software license revenues in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor hours.

The foregoing revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the contract. In the case of hardware sales, the customer typically holds back around 10% of the hardware contract amount at the time of delivery. In the case of services, while there may be some down payment, most of the revenues becomes billable at the time of primary acceptance. The unpaid amounts for hardware and services become payable at the time of final project acceptance, when payment of all unpaid contract amounts is due. When we recognize revenues for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become payable.

COST OF REVENUES

NETWORK SOLUTIONS COSTS. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. We recognize compensation and travel costs for project professionals as incurred. We accrue hardware warranty costs when hardware revenue is recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 1% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired. See "Factors Affecting Our Operating Results and Our Common Stock -- We extend warranties to our network solutions customers that expose us to potential liabilities."

SOFTWARE LICENSE COSTS. Software license costs consist primarily of packaging and written manual expenses. Software license costs are negligible, since most of the costs associated with creating and enhancing software are classified as research and development expenses as incurred.

OPERATING EXPENSES

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for goodwill and deferred stock compensation.

Operating expenses consist for the most part of compensation expenses, which have risen as we have expanded and hired new personnel. In 1998, we undertook a comprehensive review of human resource policies, including salaries paid by leading multinational IT companies operating in China. This review resulted in a special increase in salaries for most of our employees to bring their compensation to market levels. Although we review salaries on an annual basis in order to ensure that we remain competitive with the market, we do not foresee the need to make material increases in the near term. However, we may be required to do so from time to time in the future.

Research and development expenses relate almost entirely to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred. As we expand our software business, we expect these expenses to continue to increase.

We provide most of our officers and employees, and some of our directors, with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, most of which were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 13 to our consolidated financial statements included in this report.

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues on a project-by-project basis. Because of the generally high credit-worthiness of the leading Chinese telecommunications service providers, who are our major customers, we do not believe that we are exposed to significant bad debt risk. Generally, a majority of our accounts receivable are paid within 90 days of billing.

TAXES

Except for hardware procurement and resale, we conduct substantially all of our business through our Chinese operating subsidiaries. Our Chinese subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax. AsiaInfo Technologies, our principal operating subsidiary, is classified as a "high technology" company and, as such, is entitled to preferential treatment under Chinese tax law. AsiaInfo Technologies operated free of Chinese state corporate income tax for three years, beginning with its first year of operation, and was entitled to a 50% tax reduction for the subsequent three years. The tax holiday for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies recently received a continuation of its preferential tax treatment from the local government for an additional three years, which will reduce its effective income tax rate to not less than 10%. In 2001, we anticipate that the effective corporate income tax rate applicable to AsiaInfo Technologies will be 10%. Changes in Chinese tax laws may adversely affect our future operations.

We are also subject to U.S. income taxes on our procurement activities in the U.S. At December 31, 2000, we had tax loss carry forwards for U.S. income tax purposes of approximately $700,000, which will expire between 2018 and 2020.

Sales of hardware in China are subject to a 17% value added tax. Most of our hardware sales are made through our U.S. parent company and thus are not subject to the value added tax. We effectively pass these taxes through to our customers and do not include them in revenues reported in our financial statements. In respect of revenue on software license, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% on software license revenues. This policy is effective until 2010.

FOREIGN EXCHANGE

Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between the U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in China.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

REVENUES. Total revenues increased 192% to $176 million in 2000, from $60.3 million in 1999. Network solutions revenues accounted for $106 million of this increase due in large part to the UniNET project, which we commenced in 2000 on behalf of China Unicom. The UniNET project contributed $52 million in hardware costs, which was 40% of our total hardware costs for the year. Revenues net of hardware costs increased approximately 77%, from $25 million in 1999 to $45 million in 2000. Software license revenues were $16.6 million in 2000, representing 37% of revenues net of hardware costs and a 155% increase over software license revenues of $6.5 million in 1999. The growth in software license revenues reflected the overall growth of the Internet-related software market in China and our increased share of that market, which we believe is attributable to our investments in software-related research and development and sales and marketing. In addition, $1.3 million of the increase in software license revenues was attributable to the value added tax rebates discussed above under the heading "Taxes."

COST OF REVENUES. Our cost of revenues increased 245% to $144.7 million in 2000, from $42.0 million in 1999, primarily due to the high hardware costs incurred in connection with the UniNET project, as discussed above. Total hardware costs increased 275% to $131 million in 2000, as compared to $35 million in 1999. Our cost of revenues net of hardware costs increased 91% to $13.2 million, as compared to $6.9 million in 1999, primarily due to an increase in our high-end network solutions engineering personnel.

GROSS PROFITS. Our gross profit increased 71%, from $18.3 million in 1999 to $31.4 million in 2000. As a partial result of high hardware costs related to the UniNET project, gross profit as a percentage of total revenues decreased to 18% in 2000, as compared to 30% in 1999. However, gross profit as a percentage of revenues net of hardware costs remained relatively constant for 2000 at 70%, as compared to 73% in 1999.

OPERATING EXPENSES. Operating expenses increased 75% to $40.8 million in 2000, from $23.3 million in 1999.

Sales and marketing expenses increased 125% to $19.7 million in 2000 from $8.8 million in 1999, primarily as a result of our aggressive marketing of our software products, which included the creation of a department devoted exclusively to software marketing. Despite the steep increase in 2000, we expect sales and marketing expenses to increase by only 15-20% year over year in 2001.

Research and development expenses increased 110% to $6 million in 2000 from $2.8 million in 1999, primarily due to increased expenditure on research and development in the area of convergent billing software and the aggressive upgrading of our AIOBS and AIMC software products. Our strategy for 2000 was to accelerate spending in sales and marketing and research and development in order to scale our business quickly and take advantage of the rapid acceleration of the build out of China's Internet infrastructure. We expect to continue to benefit from this investment in 2001. While we expect our research and development expenses for 2001 to increase by 50-60% in absolute dollar terms, we expect these expenses to remain constant as a percentage of net revenues, at approximately 13%.

General and administrative expenses increased 58% to $12.9 million in 2000 from $8.2 million in 1999. Included in this amount was $963,672 in amortization of goodwill resulting from the acquisition of AI Zhejiang. The overall increase in general and administrative expenses was partially attributable to increased legal compliance and investor relations expenses related to our becoming a public company in March of 2000. In 2001, we expect general and administrative expenses to remain relatively constant in dollar terms.

Amortization of deferred stock compensation decreased from $3.5 million in 1999 to $2.2 million in 2000 because deferred stock compensation arising from awards in 1996 had been completely amortized and no new deferred stock compensation has arisen since October of 1999.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, increased from income of $352,000 in 1999 to income of $6.9 million in 2000, primarily due to interest income on the proceeds of our initial public offering in March of 2000.

MINORITY INTEREST. In 2000, minority interest of $31,897 represented the portion of our loss before minority interests attributable to the other shareholders of MarSec and Guangdong Wangying.

NET (LOSS) INCOME. Net loss decreased to $2.8 million in 2000, from $4.9 million in 1999, because we began generating net income in the second quarter of 2000. For the second, third and fourth quarters of 2000, we had net income of approximately $434,000, $415,000 and $1.0 million, respectively. We expect to continue to generate net income in 2001.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

REVENUES. Total revenues increased 36.3% to $60.3 million in 1999 from $44.2 million in 1998. Network solutions accounted for $11.8 million of this increase, primarily due to a greater number of projects in progress. Software revenues accounted for the balance of the increase in total revenues. The growth in software revenues reflected greater demand for our products and faster development and installation of our products. AsiaInfo Zhejiang, which we acquired in April 1999, contributed revenues of $3.2 million, a large part of which were software license revenues.

COST OF REVENUES. Our cost of revenues increased 30.4% to $42 million in 1999 from $32.2 million in 1998, primarily due to the overall expansion of our business and increased salary costs for our systems integration and design engineering personnel. We periodically review our warranty cost estimates based on historical data and in 1999 costs of revenues were reduced by $1.2 million as a result of a revision to warranty cost estimates in line with our historical experience, primarily contracts whose warranty period had expired in 1999. Gross profit as a percentage of revenues increased from 27% in 1998 to 30% in 1999, primarily due to these revisions to warranty cost estimates.

OPERATING EXPENSES. Operating expenses increased 105% to $23.3 million in 1999 from $11.4 million in 1998, primarily due to the overall expansion of our business, costs associated with the acquisition of AsiaInfo Zhejiang and higher operating expenses resulting from the comprehensive review of human resource policies discussed above. Of this amount, AsiaInfo Zhejiang contributed operating expenses of $1.4 million. Operating expenses as a percentage of revenues increased from 26% to 39%, primarily due to increased investment in sales and marketing and research and development personnel to drive the future growth of our business.

Sales and marketing expenses increased 264% to $8.8 million in 1999 from $2.4 million in 1998, primarily as a result of the implementation of new marketing activities, the hiring of additional personnel, higher compensation levels and the effect of the acquisition of AsiaInfo Zhejiang.

Research and development expenses increased 98% to $2.8 million in 1999 from $1.4 million in 1998, primarily due to increased salary costs associated with the expansion of our software business, and the effect of the acquisition of AsiaInfo Zhejiang, which amounted to $542,000.

General and administrative expenses increased 26% to $8.2 million in 1999 from $6.5 million in 1998, primarily due to an increase in the amortization of goodwill resulting from the acquisition of AsiaInfo Zhejiang and an increase in provisions for bad debts. The amortization of goodwill resulting from the acquisition of AsiaInfo Zhejiang was $691,000 in 1999. We experienced collection problems under a contract with the Heilongjiang Provincial Telecommunications Authority and a provision of approximately $514,000 was made in 1999 to reduce the receivable to our estimate of the recoverable amount.

Amortization of deferred stock compensation increased from $1.0 million in 1998 to $3.5 million in 1999 as a result of the recognition of expense in 1999 for options accounted for as variable awards.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, decreased from income of $478,000 in 1998 to income of $352,000 in 1999, primarily due to lower interest rates on cash deposits and higher levels of bank debt.

OTHER. Income taxes increased from a tax benefit of approximately $256,000 in 1998 to a tax expense of approximately $383,000 in 1999, primarily due to an increase in taxable income generated by our Chinese subsidiaries.

MINORITY INTEREST. In 1999, minority interest represented our minority interest in Beijing AsiaInfo Data Communication Technology Co., Ltd. (AsiaInfo Data) through August 1999, at which time AsiaInfo Data ceased to be a consolidated subsidiary. Our remaining interest in AsiaInfo Data was sold in December, 1999. AsiaInfo Data was consolidated as a majority owned subsidiary for the entire year of 1998.

SELECTED UNAUDITED QUARTERLY COMBINED RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 1999 and 2000. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report. We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

                                                             THREE MONTHS ENDED
                             ----------------------------------------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                 2000           2000          2000       2000          1999           1999
                             ------------   -------------   --------   ---------   ------------   -------------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
  Network solutions........    $ 38,598       $ 53,159      $ 46,649   $ 21,099      $10,113        $ 21,852
                               --------       --------      --------   --------      -------        --------
  Software license.........       5,414          4,909         4,442      1,793        1,852           1,669
                               --------       --------      --------   --------      -------        --------
Total revenues.............      44,012         58,068        51,091     22,892       11,965          23,521
Cost of revenues...........     (33,104)       (48,278)      (43,100)   (20,216)      (8,428)        (16,221)
                               --------       --------      --------   --------      -------        --------
Gross profit...............      10,908          9,790         7,991      2,676        3,537           7,300
                               --------       --------      --------   --------      -------        --------
Operating expenses:
  Sales and marketing......      (6,443)        (5,702)       (4,138)    (3,451)      (3,900)         (2,347)
  General and
    administrative.........      (3,618)        (3,500)       (3,403)    (2,371)      (1,780)         (2,794)
  Research and
    development............      (1,541)        (1,743)       (1,594)    (1,096)        (845)           (895)
  Deferred stock
    compensation expense...        (459)          (467)         (585)      (699)        (698)         (1,848)
                               --------       --------      --------   --------      -------        --------
Total operating expenses...     (12,061)       (11,412)       (9,720)    (7,617)      (7,223)         (7,884)
                               --------       --------      --------   --------      -------        --------
Operating income (loss)....      (1,153)        (1,622)       (1,729)    (4,941)      (3,686)           (584)
Net interest income
  (expense)................       2,278          1,998         2,346        264          162              22
Other income, net..........         171             14          (288)        82         (181)            149
                               --------       --------      --------   --------      -------        --------

                              THREE MONTHS ENDED
                             --------------------
                             JUNE 30,   MARCH 31,
                               1999       1999
                             --------   ---------
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
  Network solutions........  $ 17,921    $ 3,900
                             --------    -------
  Software license.........     1,625      1,348
                             --------    -------
Total revenues.............    19,546      5,248
Cost of revenues...........   (13,869)    (3,445)
                             --------    -------
Gross profit...............     5,677      1,803
                             --------    -------
Operating expenses:
  Sales and marketing......    (1,426)    (1,095)
  General and
    administrative.........    (1,842)    (1,751)
  Research and
    development............      (679)      (419)
  Deferred stock
    compensation expense...      (373)      (589)
                             --------    -------
Total operating expenses...    (4,320)    (3,854)
                             --------    -------
Operating income (loss)....     1,357     (2,051)
Net interest income
  (expense)................       (21)        47
Other income, net..........        (9)       183
                             --------    -------

                                                             THREE MONTHS ENDED
                             ----------------------------------------------------------------------------------
                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                 2000           2000          2000       2000          1999           1999
                             ------------   -------------   --------   ---------   ------------   -------------
Income (loss) before tax...       1,296            390           329     (4,595)      (3,705)           (413)
Income tax expense
  (benefit)................         286             (6)         (105)        43           86             121
                               --------       --------      --------   --------      -------        --------
Income (loss) before
  minority interest........       1,010            396           434     (4,638)      (3,791)           (534)
Minority interest..........          13             19             -          -            -              21
Equity in loss of
  affiliate................           -              -             -          -          (26)             (9)
                               --------       --------      --------   --------      -------        --------
Net income (loss)..........    $  1,023       $    415      $    434   $ (4,638)     $(3,817)       $   (522)
                               ========       ========      ========   ========      =======        ========
ADDITIONAL DATA:
Total revenues net of
  hardware costs...........    $ 14,072       $ 13,299      $ 11,736   $  5,471      $ 6,472        $  8,012

                              THREE MONTHS ENDED
                             --------------------
                             JUNE 30,   MARCH 31,
                               1999       1999
                             --------   ---------
Income (loss) before tax...     1,327     (1,821)
Income tax expense
  (benefit)................       106         70
                             --------    -------
Income (loss) before
  minority interest........     1,221     (1,891)
Minority interest..........        31         32
Equity in loss of
  affiliate................         -          -
                             --------    -------
Net income (loss)..........  $  1,252    $(1,859)
                             ========    =======
ADDITIONAL DATA:
Total revenues net of
  hardware costs...........  $  7,663    $ 3,074

Although actual results from year to year can vary considerably, particularly as our company grows. We believe that our business is subject to a certain degree of seasonality. In particular, orders tend to be slow in the first quarter because of two major Chinese holidays during this period, including the Chinese Lunar New Year. In addition, the Chinese government conducts its internal budgetary review and allocation process during this period, which has the effect of delaying project commitments by our customers.

In the fourth quarter of 2000, we benefited from a change in regulations issued in that quarter by the Department of Finance of Beijing, which reduced the contributions, effective the beginning of 2000, we were required to make to the government for PRC employee benefits. As a result, during the fourth quarter, we reversed $0.9 million of costs accrued in the first three quarters of 2000 which had previously been expensed ($257,000 in the first quarter, $300,000 in the second quarter and $345,000 in the third quarter of 2000).

Our revenues and operating results can vary significantly from quarter to quarter due to a number of factors. In particular, our business is characterized by limited numbers of large projects. As discussed above, the majority of revenues for a project are recognized at the point of hardware delivery. Thus, in any given quarter, we may recognize exceptionally large or exceptionally small amounts of revenue, depending on the timing of hardware delivery and size of the project.

LIQUIDITY AND CAPITAL RESOURCES

In March 2000, we completed an initial public offering of our common stock, from which we derived net proceeds of approximately $127 million. Total contributed shareholder equity at December 31, 2000 was $175.8 million.

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our network solutions billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable at December 31, 2000 were $55.6 million, consisting of $22.4 million in billed receivables and $33.2 million in unbilled receivables. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our billed receivables are based on revenue we have booked and billed. The process of billing receivables in China is somewhat different than in the United States, as customers typically do not make full payment until complete satisfaction of the project. Despite these longer receivable cycles, since our inception we have made bad debt provisions for approximately 1% of our accounts receivable.

As of December 31, 2000, we had total short-term credit facilities totaling $25.3 million expiring in March and May 2001, for working capital purposes, of which unused short-term credit facilities were $12.4 million at that date. At December 31, 2000, borrowings under these facilities totaled $12.9 million. Approximately $24.8 million of the total short-term credit facilities was secured by bank deposits of $18.6 million.

Additional borrowings of approximately $7.7 million were secured by bank deposits of $8.1 million. All the borrowings were in Renminbi, the currency of China. The loans carry interest ranging from approximately 5.58% to 6.43% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $26.7 million and $12.2 million as of December 31, 2000 and 1999, respectively, and are presented as restricted cash in our consolidated balance sheets.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations and the proceeds of our private placements, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2001. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We plan to raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for our fiscal year ending December 31, 2001. Adoption of SFAS No. 133 will not have a material effect on our financial condition, results of operations or cash flows.

FACTORS AFFECTING OUR OPERATING RESULTS AND OUR COMMON STOCK

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE
TELECOMMUNICATIONS INDUSTRY AND THE INTERNET IN CHINA.

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Planning Commission of the PRC. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Despite the high priority currently accorded by the government to the development of telecommunications industry and Internet infrastructure, and a high level of funding allocated by the government to these sectors, insufficient government allocation of funds to sustain the growth of the telecommunications and Internet industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

Furthermore, if demand for Internet and telecommunications service from Chinese enterprises and households is not as strong as projected, our customers' investment in Internet and telecommunications infrastructure is likely to decrease. Although China's Internet population has increased dramatically in recent years and is expected to grow at a 77.3% compound annual growth rate from 1999 to 2002, the average annual household income level in China is low relative to other industrialized nations. This may dampen the overall commercial impact of the Internet's growth in China relative to other countries.

LAWS AND REGULATIONS APPLICABLE TO THE INTERNET IN CHINA REMAIN UNSETTLED AND COULD HAVE A MATERIAL ADVERSE EFFECT ON THE INTERNET'S GROWTH AND THEREBY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Growth of the Internet in China could be materially adversely affected by governmental regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, new regulations have been and may continue to be adopted with respect to the Internet or other online services. The Ministry of Information Industry has recently promulgated the Administrative Measures on Internet Information Services and related implementing regulations. Among other things, the "Administrative Measures on Internet Information Services":

 -- require Internet content providers to obtain approval from the Ministry of Information Industry before they can list securities overseas or obtain foreign investment;

 -- require Internet content providers to obtain licenses from various ministries, depending on the nature of the content they provide; and

 -- require Internet content providers to police their content in order to prevent restricted material from appearing on their websites.

Because we are engaged in Internet infrastructure development and Internet-related software development and licensing, we do not expect these new regulations to have a direct impact on us. However, we cannot guarantee that the adoption of these regulations or other regulations will not slow the growth of the Internet or other online services in China. In particular, the prohibitions against a broad but vague range of information on the Internet (such as information that is damaging to national security, national interest, and social order), the relevant monitoring, record-keeping, reporting and other administrative burdens imposed on Internet access and content providers, and the severe penalties for violations of these regulations could have a chilling effect on Internet content providers and Internet users and could lead to increased compliance costs for Internet content providers. Any slow-down in the growth of the Internet in China could in turn lead to reduced Internet traffic, and a decrease in the demand for our network solutions and Internet-related software products.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived and believe that we will continue to derive a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. At December 31, 2000, China Telecom and China Unicom accounted for approximately 65% of our backlog net of hardware costs. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly. Other factors that may affect us include the following:

 -- fluctuation in demand for our products and services as a result of budgetary cycles of our large customers, particularly state-owned enterprises;

 -- the reduction, delay, interruption or termination of one or more infrastructure projects; and

 -- our ability to introduce, develop and deliver new software products that meet customer requirements in a timely manner.

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

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries would require us to increase our working capital needs.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we made a net profit in 1996 and 1998, we have sustained losses in 1997, 1999, 2000 and prior years. There are no assurances that we can regain or sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of our common stock to decline.

MANAGEMENT'S ABILITY TO IMPLEMENT ADEQUATE CONTROL SYSTEMS WILL BE CRITICAL TO THE SUCCESSFUL MANAGEMENT OF OUR FUTURE GROWTH.

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

Competition for highly skilled software design, engineering and sales and marketing personnel is intense in China. Failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. Competition for skilled personnel comes primarily from a wide range of foreign companies active in China, many of which have substantially greater resources than we have. Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.

SINCE OUR BUSINESS HAS BEEN EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE AN APPROPRIATE BASIS ON WHICH TO EVALUATE US OR OUR PROSPECTS.

We moved our operations from Texas to China in 1995 and began generating significant network solutions revenue in 1996 and significant software license revenues in 1998. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are currently investing substantial personnel and financial resources in expanding our software business, which we expect to account for a significantly greater portion of our operating expenses and revenues than in the past. As a result, our historical financial data may not provide a meaningful basis upon which investors may evaluate us and our prospects. You should consider the risks and difficulties encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and our level of success depend, among other things, on the level of demand for Internet-related, professional IT services and software products in China.

WE EXTEND WARRANTIES TO OUR NETWORK SOLUTIONS CUSTOMERS THAT EXPOSE US TO POTENTIAL LIABILITIES.

We customarily provide our customers with one to three year warranties, under which we agree to maintain the installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts do not have disclaimers or limitations on liability for special, consequential and incidental damages, nor do we cap the amounts recoverable for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. Although to date we have not incurred any liability for special, consequential or incidental damages, failure of our installed projects to operate properly could give rise to substantial claims against us that in turn could materially and adversely affect us.

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell substantially all of our systems integration projects on a fixed-price, fixed-time basis. Failure to complete a fixed-price, fixed-time project within budget and the required time frame would expose us to cost overruns and penalties that could have a material adverse effect on our business, operating results and financial condition. In contracts with our customers, we typically agree to pay late completion fines up to 5% of the total contract value. In large scale Internet infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines. A part of our network solutions business is installing Internet network hardware. If we are unable to obtain access to such equipment in a timely manner or on acceptable commercial terms, our business, particularly our relationships with our customers, may be materially and adversely affected.

WE MAY BECOME LESS COMPETITIVE IF WE ARE UNABLE TO DEVELOP OR ACQUIRE NEW PRODUCTS OR ENHANCEMENTS TO OUR SOFTWARE PRODUCTS THAT ARE MARKETABLE ON A TIMELY AND COST-EFFECTIVE BASIS.

We continually develop new services and proprietary software products. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of these products or services or any products or services that we may plan to introduce in the future. Moreover, we cannot be sure that any of these products and services will achieve widespread market acceptance or generate incremental revenues.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR LAW ENFORCEMENT.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed trademark applications with the United States Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also been granted copyrights by the State Copyright Bureau in China with respect to Internet-related software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

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

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

We are incorporated in the State of Delaware. However, a majority of our directors, executive officers and shareholders live outside the United States, principally in Beijing, China and Hong Kong. Also, all or most of our assets are located outside the United States. As a result, you may not be able to:

 -- effect service of process upon us or these persons within the United States, or

 -- enforce against us or these persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Most contracts we enter into with our customers provide for price adjustments reflecting foreign exchange fluctuations; however, we cannot guarantee that future contracts will contain such provisions. As a result of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. We report our financial results in U.S. dollars, therefore, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect upon our reported net income.

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from, and our investment in, our subsidiaries in China.

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The network solutions market for Internet infrastructure in China is new and rapidly changing. Our competitors in the market mainly include domestic systems integrators such as Ztec and Autian. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China, that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the network solutions market for Internet infrastructure, this could hurt our profitability and erode our market share.

In the customer management and billing software market, we compete with both international and local software providers. In the online billing segment, we compete primarily with Portal Software, MIND and Ztec, and in the wireless billing segment, we compete with more than ten local competitors. The messaging software sector is highly competitive. Our principal competitors in this sector are Open Wave (formerly known as Software.com) and Netease. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's pending entry into the WTO, we anticipate the entrance of new competitors into the customer management and billing software market.

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

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR.

Since the establishment of the PRC in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD ADVERSELY AFFECT
US.

Our principal operating subsidiary, AsiaInfo Technologies, is a wholly foreign owned enterprise for Chinese legal purposes, which means that it is incorporated in China and wholly-owned by foreign investors. AsiaInfo Technologies, along with our indirect majority-owned subsidiary, MarSec Systems Inc., are subject to laws and regulations applicable to foreign investment in China in general and laws applicable to wholly foreign owned enterprises in particular. The legislation and regulations over the past 20 years have significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us.

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to:

 --   investor perceptions of us and investments relating to China and Asia;

 --   developments in the Internet and telecommunications industries;

 -- variations in our operating results from period to period due to project timing; and

 --   announcements of new products or services by us or by our competitors.

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

FUTURE SALES OF SHARES BY OUR COMPANY OR EXISTING SHAREHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

Our six largest shareholders, Warburg-Pincus Ventures, ChinaVest Group, and Intel Pacific, Inc., and their affiliates, as well as Edward Tian, one of our directors, James Ding, our President and Chief Executive Officer, and Louis Lau, our Chairman, in the aggregate, control over 70% of our voting stock. As a result, these shareholders are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT A CHANGE OF CONTROL OF ASIAINFO AND PREVENT OUR SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2001; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Because substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi, we do not have significant exposure to either the U.S. dollar or Renminbi. Thus, we do not believe that it is necessary to enter into derivatives contracts to hedge our exposures to either currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The independent auditor's report, consolidated financial statements and notes to consolidated financial statements begin on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors -- Nominees for Class II Directors" and "Management -- Executive Officers" contained in our definitive proxy statement with respect to our 2001 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors -- Director Compensation," "Executive Compensation -- Summary Compensation Table," "Executive Compensation -- Option Grants in Last Fiscal Year," "Executive Compensation -- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Executive Compensation -- Employment Agreements," "Executive Compensation -- Pension Plans," "Executive
Compensation -- Compensation Committee Report," and "Stock Price Performance" contained in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the sections entitled "Information Concerning Solicitation and Voting" and "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS OF FORM 8-K

(a) 1.  Financial Statements

     The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

     2.  Financial Statement Schedule

     The information required is either not applicable or is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

     None

(c) Exhibit Listing

    EXHIBIT
    NUMBER    DESCRIPTION OF EXHIBITS
    -------   -----------------------
    3.1       Certificate of Incorporation of AsiaInfo Holdings, Inc.,
              dated June 8, 1998/*/
    3.2       Certificate of Amendment to Certificate of Incorporation of
              AsiaInfo Holdings, Inc., dated August 27, 1999/*/
    3.3       Certificate of Amendment to Certificate of Incorporation of
              AsiaInfo Holdings, Inc., dated November 15, 2000.
    3.4       Certificate of Correction to Certificate of Amendment to
              Certificate of Incorporation of AsiaInfo Holdings, Inc.,
              dated January 18, 2001.
    3.5       By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000
    4.1       Specimen Share Certificate representing AsiaInfo Holdings,
              Inc. shares of common stock/*/
    10.1      2000 Stock Option Plan, approved and adopted as of October
              18, 2000/**/
    10.2      Certificate of Merger of HTC Investments, Inc., a Delaware
              corporation, with and into AsiaInfo Holdings, Inc., a
              Delaware corporation, dated October 13, 1999/*/
    10.3      Shareholders' Agreement of MarSec Holdings Inc., dated as of
              September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of MarSec Holdings, Inc.
              /**/
    10.4      Warrant to purchase Series A Preferred Shares of MarSec
              Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of
              September 15, 2000/**/
    10.5      Lease of AsiaInfo's headquarters at 6 Zhongguancun South
              Street, Beijing, dated August 31, 1999/*/
    10.6      Agreement for the Merger of AsiaInfo Technologies (China)
              Inc. and Zhejiang AsiaInfo Telecommunications Technology Co.
              Ltd.
    10.7      Agreement for the Establishment of a Limited Liability
              Company (Guangdong Wangying Communications Technology
              Company Limited) and Capital Contribution.
    11.1      Statement regarding computation of per share earnings
              (included in note 8 to consolidated financial statements)
    21.1      Subsidiaries of AsiaInfo Holdings, Inc.
    23.1      Consent of Deloitte Touche Tohmatsu
    24.1      Power of Attorney (included on signature page to this
              report)

/*/ Incorporated by reference to the same numbered exhibit previously filed with our Registration Statement on Form S-1 (No. 333-93199).

/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

                                          ASIAINFO HOLDINGS, INC.

                                          /s/ James Ding
                                          --------------------------------------
                                          James Ding
                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Ding his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all Amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----
           /s/ Louis Lau              Board Member and Chairman of the        March 16, 2001
------------------------------------  Board
             Louis Lau

           /s/ James Ding             Board Member, President and Chief       March 16, 2001
------------------------------------  Executive Officer (principal
             James Ding               executive officer)

            /s/ Ying Han              Executive Vice President and Chief      March 16, 2001
------------------------------------  Financial Officer (principal
              Ying Han                financial officer and principal
                                      accounting officer)

          /s/ Michael Zhao            Board Member, Senior Vice President     March 16, 2001
------------------------------------  and General Manager for Network
            Michael Zhao              Solutions

          /s/ Alan Bickell            Board Member                            March 16, 2001
------------------------------------
            Alan Bickell

          /s/ Patrick Keen            Board Member                            March 16, 2001
------------------------------------
            Patrick Keen

             SIGNATURE                               TITLE                         DATE
             ---------                               -----                         ----
           /s/ Chang Sun              Board Member                            March 16, 2001
------------------------------------
             Chang Sun

          /s/ Edward Tian             Board Member                            March 16, 2001
------------------------------------
            Edward Tian

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report................................          F-2

Consolidated balance sheets as of December 31, 2000 and
  1999......................................................          F-3
Consolidated statements of operations for the years ended
  December 31, 2000, 1999 and 1998..........................          F-4
Consolidated statements of stockholders' equity and
  comprehensive income (loss) for the years ended December
  31, 2000, 1999 and 1998...................................          F-5
Consolidated statements of cash flows for the years ended
  December 31, 2000, 1999 and 1998..........................    F-6 - F-7
Notes to consolidated financial statements..................   F-8 - F-21

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AsiaInfo Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Deloitte Touche Tohmatsu

Hong Kong
January 19, 2001

                            ASIAINFO HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN US DOLLARS)

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 48,833,956    $25,403,884
  Restricted cash...........................................    26,733,179     12,189,794
  Short-term investments....................................   110,400,000         -
  Accounts receivable, trade (net of allowance for doubtful
     accounts of $545,013 and $640,269 at December 31, 2000
     and 1999, respectively)................................    55,597,496     21,928,036
  Inventories -- hardware and parts.........................     8,876,010      2,908,426
  Other receivables.........................................     3,078,851      1,346,884
  Deferred income taxes.....................................        78,203         25,117
  Deferred offering costs...................................       -              401,607
  Prepaid expenses and other current assets.................       592,201        568,825
                                                              ------------    -----------
          Total current assets..............................   254,189,896     64,772,573
Property and equipment -- net...............................     6,339,751      2,183,545
Goodwill, at cost less accumulated amortization.............     3,245,310      4,302,633
Deferred income taxes.......................................       228,107        168,228
                                                              ------------    -----------
          Total Assets......................................  $264,003,064    $71,426,979
                                                              ============    ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans.....................................  $ 20,644,834    $ 9,698,882
  Accounts payable..........................................    42,037,151     11,867,188
  Deferred revenue..........................................    12,501,524        495,470
  Other payables............................................     1,590,850        360,968
  Accrued employee benefits.................................    10,019,624      4,810,650
  Accrued expenses..........................................     6,194,844      1,930,145
  Income taxes payable......................................       307,373        180,475
  Other taxes payable.......................................     1,909,450      2,295,030
                                                              ------------    -----------
          Total current liabilities.........................    95,205,650     31,638,808
                                                              ------------    -----------
Minority interest...........................................       188,044         -
                                                              ------------    -----------
Commitments and contingencies (Note 9)
Stockholders' Equity:
  Convertible preferred stock:
  Series A: 3,000,000 shares authorized, $0.01 par value,
     shares issued and outstanding: 2000: none; 1999:
     2,160,864..............................................       -               21,609
  Series B: 5,000,000 shares authorized, $0.01 par value,
     shares issued and outstanding: 2000: none; 1999:
     2,630,425..............................................       -               26,304
  Common stock, 100,000,000 shares authorized, $0.01 par
     value, shares issued and outstanding: 2000: 40,822,940
     1999: 25,532,144.......................................       408,229        255,321
  Additional paid-in capital................................   175,370,544     46,118,424
  Deferred stock compensation...............................    (1,655,821)    (3,865,373)
  Accumulated deficit.......................................    (5,530,601)    (2,764,854)
  Accumulated other comprehensive income (loss).............        17,019         (3,260)
                                                              ------------    -----------
          Total stockholders' equity........................   168,609,370     39,788,171
                                                              ------------    -----------
          Total Liabilities and Stockholders' Equity........  $264,003,064    $71,426,979
                                                              ============    ===========

                 See notes to consolidated financial statements

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN US DOLLARS)

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Revenues:
  Network solutions................................  $159,505,379    $53,785,805    $41,964,244
  Software license.................................    16,557,721      6,494,008      2,258,148
                                                     ------------    -----------    -----------
  Total revenues...................................   176,063,100     60,279,813     44,222,392
                                                     ------------    -----------    -----------
Cost of revenues:
  Network solutions................................   144,654,521     41,958,770     32,188,695
  Software license.................................        43,791          3,814            819
                                                     ------------    -----------    -----------
  Total cost of revenues...........................   144,698,312     41,962,584     32,189,514
                                                     ------------    -----------    -----------
Gross profit.......................................    31,364,788     18,317,229     12,032,878
                                                     ------------    -----------    -----------
Operating expenses:
  Sales and marketing (excluding stock-based
     compensation: 2000: $653,098; 1999:
     $1,194,115; 1998: $559,333)...................    19,733,496      8,768,155      2,408,031
  General and administrative (excluding stock-based
     compensation: 2000: $1,180,520; 1999:
     $1,331,031; 1998: $300,000)...................    12,892,447      8,166,900      6,463,454
  Research and development (excluding stock-based
     compensation: 2000: $375,934; 1999: $982,532;
     1998: $186,000)...............................     5,974,080      2,838,188      1,435,487
  Amortization of deferred stock compensation......     2,209,552      3,507,678      1,045,333
                                                     ------------    -----------    -----------
  Total operating expenses.........................    40,809,575     23,280,921     11,352,305
                                                     ------------    -----------    -----------
  (Loss) income from operations....................    (9,444,787)    (4,963,692)       680,573
                                                     ------------    -----------    -----------
Other income (expense):
  Interest income..................................     7,919,150        827,157        758,533
  Interest expense.................................    (1,032,373)      (617,867)      (394,398)
  Other (expense) income, net......................       (21,638)       142,504        113,532
                                                     ------------    -----------    -----------
          Total other income, net..................     6,865,139        351,794        477,667
                                                     ------------    -----------    -----------
(Loss) income before income taxes and minority
  interests........................................    (2,579,648)    (4,611,898)     1,158,240
Income tax expense (benefit).......................       217,996        383,226       (255,504)
                                                     ------------    -----------    -----------
(Loss) income before minority interests............    (2,797,644)    (4,995,124)     1,413,744
Minority interests in loss of consolidated
  subsidiaries.....................................        31,897         84,131        122,066
Equity in loss of affiliate........................       -              (34,689)        -
                                                     ------------    -----------    -----------
Net (loss) income..................................  $ (2,765,747)   $(4,945,682)   $ 1,535,810
                                                     ============    ===========    ===========
Net (loss) income per share:
  Basic............................................  $      (0.07)   $     (0.34)   $      0.11
                                                     ============    ===========    ===========
  Diluted..........................................  $      (0.07)   $     (0.34)   $      0.05
                                                     ============    ===========    ===========
Shares used in computation:
  Basic............................................    37,239,649     14,630,145     13,616,412
                                                     ============    ===========    ===========
  Diluted..........................................    37,239,649     14,630,145     31,765,534
                                                     ============    ===========    ===========

                 See notes to consolidated financial statements

                            ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                (IN US DOLLARS)

                                          CONVERTIBLE                                                                RETAINED
                                        PREFERRED STOCK          COMMON STOCK         ADDITIONAL      DEFERRED       EARNINGS
                                     ---------------------   ---------------------     PAID-IN         STOCK       (ACCUMULATED
                                       SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      COMPENSATION     DEFICIT)
                                     ----------   --------   ----------   --------   ------------   ------------   ------------
BALANCE AT JANUARY 1, 1998.........   2,160,864   $ 21,609   13,831,760   $138,318   $ 17,159,881   $(1,828,667)   $   645,018
Comprehensive income:
  Net income.......................           -          -            -          -              -             -      1,535,810
  Other comprehensive loss, net of
    tax:
  Foreign currency translation
    adjustments....................           -          -            -          -              -             -              -
  Comprehensive income.............
Issuance of stock on conversion of
  convertible loan.................           -          -      153,242      1,532        508,468             -              -
Stock option exercises.............           -          -      175,000      1,750           (875)            -              -
Amortization of deferred stock
  compensation.....................           -          -            -          -              -     1,045,333              -
                                     ----------   --------   ----------   --------   ------------   -----------    -----------
BALANCE AT DECEMBER 31, 1998.......   2,160,864     21,609   14,160,002    141,600     17,667,474      (783,334)     2,180,828
Comprehensive loss:
  Net loss.........................           -          -            -          -              -             -     (4,945,682)
  Other comprehensive income, net
    of tax:
  Foreign currency translation
    adjustments....................           -          -            -          -              -             -              -
  Comprehensive loss...............
Issuance of common stock...........           -          -      437,500      4,375      1,876,875             -              -
Proceeds received on issuance of
  convertible preferred stock......   2,630,425     26,304            -          -     19,973,696             -              -
Issue cost.........................           -          -            -          -       (150,000)            -              -
Stock option exercises.............           -          -    1,485,416     14,854        207,808             -              -
Warrants exercised.................           -          -    9,449,226     94,492        (47,146)            -              -
Deferred stock compensation........           -          -            -          -      6,589,717    (6,589,717)             -
Amortization of deferred stock
  compensation.....................                      -            -          -              -     3,507,678              -
                                     ----------   --------   ----------   --------   ------------   -----------    -----------
BALANCE AT DECEMBER 31, 1999.......   4,791,289     47,913   25,532,144    255,321     46,118,424    (3,865,373)    (2,764,854)
Comprehensive loss:
  Net loss.........................           -   $      -            -   $      -   $          -   $         -    $(2,765,747)
  Other comprehensive income, net
    of tax:
  Foreign currency translation
    adjustments....................           -          -            -          -              -             -              -
  Comprehensive loss...............
Issuance of common stock in public
  offering.........................           -          -    5,750,000     57,500    137,942,500             -              -
Issue cost.........................           -          -            -          -    (11,391,116)            -              -
Issuance of common stock on
  conversion of preferred stock....  (4,791,289)   (47,913)   6,952,153     69,522        (21,609)            -              -
Stock option exercises and other...           -          -    2,548,643     25,486      2,722,345             -              -
Warrants exercised.................           -          -       40,000        400              -             -              -
Amortization of deferred stock
  compensation.....................           -          -            -          -              -     2,209,552              -
                                     ----------   --------   ----------   --------   ------------   -----------    -----------
BALANCE AT DECEMBER 31, 2000.......           -   $      -   40,822,940   $408,229   $175,370,544   $(1,655,821)   $(5,530,601)
                                     ==========   ========   ==========   ========   ============   ===========    ===========

                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                     INCOME (LOSS)      EQUITY       INCOME (LOSS)
                                     -------------   -------------   -------------
BALANCE AT JANUARY 1, 1998.........    $ 42,854      $ 16,179,013
Comprehensive income:
  Net income.......................           -         1,535,810     $ 1,535,810
  Other comprehensive loss, net of
    tax:
  Foreign currency translation
    adjustments....................     (24,350)          (24,350)        (24,350)
                                                                      -----------
  Comprehensive income.............                                   $ 1,511,460
                                                                      ===========
Issuance of stock on conversion of
  convertible loan.................           -           510,000
Stock option exercises.............           -               875
Amortization of deferred stock
  compensation.....................           -         1,045,333
                                       --------      ------------
BALANCE AT DECEMBER 31, 1998.......      18,504        19,246,681
Comprehensive loss:
  Net loss.........................           -        (4,945,682)    $(4,945,682)
  Other comprehensive income, net
    of tax:
  Foreign currency translation
    adjustments....................     (21,764)          (21,764)        (21,764)
                                                                      -----------
  Comprehensive loss...............                                   $(4,967,446)
                                                                      ===========
Issuance of common stock...........           -         1,881,250
Proceeds received on issuance of
  convertible preferred stock......           -        20,000,000
Issue cost.........................           -          (150,000)
Stock option exercises.............           -           222,662
Warrants exercised.................           -            47,346
Deferred stock compensation........           -                 -
Amortization of deferred stock
  compensation.....................           -         3,507,678
                                       --------      ------------
BALANCE AT DECEMBER 31, 1999.......      (3,260)       39,788,171
Comprehensive loss:
  Net loss.........................    $      -      $ (2,765,747)    $(2,765,747)
  Other comprehensive income, net
    of tax:
  Foreign currency translation
    adjustments....................      20,279            20,279          20,279
                                                                      -----------
  Comprehensive loss...............                                   $(2,745,468)
                                                                      ===========
Issuance of common stock in public
  offering.........................           -       138,000,000
Issue cost.........................           -       (11,391,116)
Issuance of common stock on
  conversion of preferred stock....           -                 -
Stock option exercises and other...           -         2,747,831
Warrants exercised.................           -               400
Amortization of deferred stock
  compensation.....................           -         2,209,552
                                       --------      ------------
BALANCE AT DECEMBER 31, 2000.......    $ 17,019      $168,609,370
                                       ========      ============

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN US DOLLARS)

                                                            YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000             1999            1998
                                                  -------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income.............................  $  (2,765,747)   $ (4,945,682)   $  1,535,810
  Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
     Depreciation...............................      1,300,431         620,499         351,175
     Amortization of goodwill...................      1,057,323         785,050          46,824
     Amortization of deferred stock
       compensation.............................      2,209,552       3,507,678       1,045,333
     Deferred income taxes......................       (112,965)        210,159        (365,504)
     Minority interest in loss of
       subsidiaries.............................        (31,897)        (84,131)       (122,066)
     Equity in loss of affiliate................        -                34,689         -
     Loss on disposal of property and
       equipment................................         56,231          48,574         -
     Gain on sale of business...................        -              (165,932)        -
     Provision for doubtful accounts............        (32,903)        839,552         -
     Changes in operating assets and
       liabilities:
       Restricted cash..........................    (14,543,385)     (6,189,794)     (6,000,000)
       Accounts receivable......................    (33,642,964)      2,175,416     (11,848,910)
       Inventories..............................     (5,967,584)     (2,353,513)        885,318
       Amount due from a related party..........        -                57,048        (781,685)
       Other receivables........................     (1,731,967)        739,791        (160,332)
       Deferred offering costs..................        -              (401,607)        -
       Prepaid expenses and other current
          assets................................        (23,376)        294,291         (92,889)
       Accounts payable.........................     30,169,963        (293,023)      4,056,441
       Deferred revenue.........................     12,006,054      (3,193,024)       (160,861)
       Other payables...........................      1,229,882        (351,725)       (399,174)
       Accrued employee benefit.................      5,208,974       2,231,243       1,334,758
       Accrued expenses.........................      4,264,699         265,908         174,451
       Income taxes payable.....................        126,898        (111,993)         34,969
       Other taxes payable......................       (385,580)        251,145      (1,575,764)
                                                  -------------    ------------    ------------
Net cash used in operating activities...........     (1,608,361)     (6,029,381)    (12,042,106)
                                                  -------------    ------------    ------------
Cash flows from investing activities:
  Increase in short-term investments............   (110,400,000)        -               -
  Purchases of property and equipment...........     (5,669,035)     (1,002,550)     (1,006,980)
  Proceeds on disposal of property and
     equipment..................................        156,468         -                43,708
  Cash (used) received net of cash acquired or
     disposed on purchase and sale of interests
     in subsidiaries:
     AI Zhejiang................................        -            (1,297,184)       (400,000)
     AI Data....................................        -               135,626         -
     AI CTC.....................................        -               -              (169,571)
                                                  -------------    ------------    ------------
Net cash used in investing activities...........  $(115,912,567)   $ (2,164,108)   $ (1,532,843)
                                                  =============    ============    ============

                                                            YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      2000             1999            1998
                                                  -------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock in
     public offering............................  $ 127,010,491    $ 19,850,000    $    -
  Increase in short-term bank loans.............     42,980,877      16,172,865       9,464,044
  Repayment of short-term bank loans............    (32,036,337)    (12,313,843)     (7,280,114)
  Proceeds on exercise of stock options.........      2,747,831          81,015             875
  Warrants exercised............................            400          47,346         -
  Capital contribution by minority interest.....        219,941         -               -
  Repurchase of minority interest...............        -               -              (712,018)
  Payable to stockholders.......................        -               -            (2,191,790)
                                                  -------------    ------------    ------------
Net cash provided by (used in) financing
  activities....................................    140,923,203      23,837,383        (719,003)
                                                  -------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents...................................     23,402,275      15,643,894     (14,293,952)
Cash and cash equivalents at beginning of
  year..........................................     25,403,884       9,749,374      24,065,882
Effect of exchange rate changes on cash and cash
  equivalents...................................         27,797          10,616         (22,556)
                                                  -------------    ------------    ------------
Cash and cash equivalents at end of year........  $  48,833,956    $ 25,403,884    $  9,749,374
                                                  =============    ============    ============
Supplemental cash flow information:
  Cash paid during the year:
  Interest......................................  $   1,018,337    $    592,954    $    369,343
  Income taxes..................................        204,064         301,012          75,032
                                                  =============    ============    ============
Noncash investing and financing activities:
  Deferred stock compensation...................  $     -          $  6,589,717    $
  Issue of common stock for convertible debt and
     accrued interest...........................        -               -               510,000
                                                  =============    ============    ============

Acquisitions and disposals of interests in subsidiaries:

     In April 1999 the Company acquired AI Zhejiang for cash of $2,000,000, of which $400,000 was paid as a deposit in 1998, and issuance of 437,500 shares of common stock to AI Zhejiang's senior management for their past services, and acquired assets with a fair value of $2,872,898 and assumed liabilities of $3,657,914.

     In 1999 the Company sold its interest in AI Data for cash of $350,889 and disposed of assets with a fair value of $403,176 and liabilities of $183,531.

     In 1998, the Company acquired the remaining interest in AI CTC for cash of $1,204,819 and acquired assets with a fair value of $3,584,210 and assumed liabilities of $2,847,632.

                 See notes to consolidated financial statements

                            ASIAINFO HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (IN US DOLLARS)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

AsiaInfo Holdings, Inc. (the "Company") was incorporated in the State of Texas, in the United States, on June 17, 1993 and was subsequently reincorporated in the State of Delaware in June 1998. The Company currently operates through the following subsidiaries: AsiaInfo Technologies (China), Inc. ("AI Technology") (100% owned), Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang") (100% owned) and Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), all incorporated in the People's Republic of China ("China" or the "PRC") and MarSec Holdings, Inc. ("MarSec") (75% owned), incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 million shares of its common stock, raising net proceeds of $126.6 million. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and sources computer related equipment in the U.S. for sale to customers in the PRC.

AI Technology was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of Internet-related information technology professional services and software products.

AI Zhejiang has an initial operating term of 20 years commencing April 5, 1995 (date of establishment). Its activities are performed in the PRC and comprise the developing and selling of communication hardware and software as well as providing related technology services. In connection with its acquisition in April 1999, the Company recorded goodwill of approximately $4.7 million which is being amortized over 5 years. AI Zhejiang's results of operations are included in the Company's financial statements from the date of acquisition.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

MarSec, through its wholly-owned subsidiary, provides internet security consulting and services in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc ("AI CTC"). In 1999, the Company sold, in stages, its entire interest in its 55% owned subsidiary, Beijing AsiaInfo Data Communication Technology Co., Ltd. ("AI Data"), which was consolidated until the sale of a 16.5% interest in August 1999 and subsequently accounted for under the equity method until the sale in December 1999 of the remaining interest.

2.  BASIS OF PREPARATION

These financial statements of the Company and its subsidiaries are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by the Ministry of Finance of China.

The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included the following:

     (i) Adjustment to depreciation expense for property and equipment to reflect more accurately the economic useful life of the assets;

     (ii) Adjustment to recognize sales and cost of sales in accordance with the Company's revenue recognition accounting policy;

     (iii) Adjustment to record goodwill and amortization on business acquisition; and

     (iv) Adjustment to recognize compensation expense on the issue of stock options.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances are eliminated on consolidation. Affiliated companies (20% to 50% owned companies) in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The Company's share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

CASH AND CASH EQUIVALENTS -- Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

SHORT-TERM INVESTMENTS -- Short-term investments are classified as available for sale and consist principally of certificates of deposits issued by major financial institutions which have maturities of between 6 and 12 months and money market funds. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses. At December 31, 2000, included in short-term investments are holdings of money market funds of $90,800,000.

INVENTORIES -- Inventories of hardware and parts are stated at the lower of cost, determined principally by the specific identification method, or market. Cost includes the purchase price of computer-related equipment, transportation, insurance expense, import and other taxes, and other related expenses.

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic
  equipment................................  5 years
Motor vehicles.............................  5 years
Leasehold improvements.....................  Shorter of the lease term or 5 years
Accounting software........................  3 years

GOODWILL -- Goodwill is capitalized and amortized on a straight-line basis over its expected useful economic life of 5 years. Accumulated amortization was $1,889,197 at December 31, 2000 and $831,874 at December 31, 1999.

IMPAIRMENT -- The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

REVENUE RECOGNITION -- Revenue from network solutions contracts, which includes the procurement of hardware on behalf of customers, systems design, planning, consulting, system integration and software implementation services is recognized based on the percentage of completion method. Labor hours are used to determine the stage of completion except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. In 1999, costs of revenues were reduced by $1.2 million representing $0.08 per share as the Company's experience in 1999 determined that reduced warranty cost provisions were required.

Software license revenues represent license fees which allow customers to use the Company's software products in perpetuity up to a maximum number of users. Revenue from software license fees is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor hours. Revenues from software license fees include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $1,306,771 in 2000; no amount was receivable before 2000.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $33,241,532 at December 31, 2000 and $11,945,082 at December 31, 1999. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2000 and 1999 the balance of trade account receivables of $22,355,964 and $9,982,954, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

SOFTWARE DEVELOPMENT COSTS -- Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Computer Software To Be Sold, Leased or Otherwise Marketed." To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

FOREIGN CURRENCY TRANSLATION -- The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates. Transaction differences are recognized in the statement of operations and amounted to exchange losses of $21,638 in 2000, $46,630 in 1999, and $691 in 1998.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi, the functional currency. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on December 31, 2000 was US$1.00 = RMB8.2781. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

INCOME TAXES -- Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax asset will not be realized.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

NET INCOME (LOSS) PER SHARE ("EPS") -- Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. EPS for all periods presented have been computed in accordance with SFAS No. 128 "Earnings Per Share".

STOCK SPLIT -- Share and per share amounts have been restated to reflect the 2:1 stock split that was effected in the form of a dividend in 1998.

COMPREHENSIVE INCOME -- SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balance. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

FINANCIAL INSTRUMENTS -- The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and short-term bank loans are carried at cost which approximates fair value due to the short-term nature of these instruments.

NEW ACCOUNTING STANDARD NOT YET ADOPTED -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's year ending December 31, 2001. Adoption of SFAS No. 133 will not have a material effect on the Company's financial condition, results of operations or cash flows.

4.  PROPERTY AND EQUIPMENT, NET

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Furniture, fixtures and electronic equipment........  $5,283,020    $1,993,500
Motor vehicles......................................     331,213       308,476
Leasehold improvements..............................   2,099,899       529,389
Accounting software.................................     694,729       263,163
                                                      ----------    ----------
          Total.....................................   8,408,861     3,094,528
Less: Accumulated depreciation......................   2,069,110       910,983
                                                      ----------    ----------
          Net book value............................  $6,339,751    $2,183,545
                                                      ==========    ==========

5.  SHORT-TERM BANK LOANS

As of December 31, 2000, the Company had total short-term credit facilities totaling $25.3 million expiring in March and May 2001, for working capital purposes of which unused short-term credit facilities were $12.9 million at that date. At December 31, 2000, borrowings under these facilities totaled $12.4 million. Approximately $24.8 million of the total short-term credit facilities was secured by bank deposits of $18.6 million.

Additional borrowings of approximately $7.7 million were secured by bank deposits of $8.1 million. All the borrowings were in RMB, the currency of the PRC. The loans carry interest ranging from approximately 5.58% to 6.435% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $26.7 million and $12.2 million as of December 31, 2000 and 1999, respectively, and are presented as restricted cash in the consolidated balance sheets. In April 1999, certain senior management pledged their holdings in shares of the Company's common stock to a bank for a short-term revolving credit facility of $5 million. This pledge was released in 1999.

6.  OTHER TAXES PAYABLE

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Individual income tax...............................  $1,195,215    $  440,761
Business tax payable................................     197,088       202,001
Value added taxes payable, net......................     517,147     1,652,268
                                                      ----------    ----------
                                                      $1,909,450    $2,295,030
                                                      ==========    ==========

The Company's PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers and revenues from software license. They are also subject to business tax at the rate of 5% on other service revenues from network solutions. Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue on software license, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% on software license. This policy is effective until 2010. The Company is also required to withhold PRC individual income tax on employees' payroll for remittance to the tax authorities.

7.  INCOME TAXES

The components of (loss) income before income taxes and minority interests are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
US..........................................  $(2,025,029)   $(4,040,098)   $(1,277,546)
PRC.........................................     (554,619)      (571,800)     2,435,786
                                              -----------    -----------    -----------
                                              $(2,579,648)   $(4,611,898)   $ 1,158,240
                                              ===========    ===========    ===========

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income taxes consists of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     2000         1999        1998
                                                   ---------    --------    ---------
Current
  United States:
     Federal.....................................  $   -        $  -        $  96,300
     State.......................................      -           -           13,700
  Foreign:
     PRC.........................................    330,961     173,068        -
                                                   ---------    --------    ---------
Total current income taxes.......................    330,961     173,068      110,000
                                                   ---------    --------    ---------
Deferred
  United States:
     Federal.....................................      -           -           33,250
     State.......................................      -           -            4,750
  Foreign:
     PRC.........................................   (112,965)    210,158     (403,504)
                                                   ---------    --------    ---------
Total deferred income taxes......................   (112,965)    210,158     (365,504)
                                                   ---------    --------    ---------
Total income tax expense (benefit)...............  $ 217,996    $383,226    $(255,504)
                                                   =========    ========    =========

The components of deferred income tax assets (liabilities) are as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Deferred tax assets:
  Net operating loss carry forwards..................  $ 618,047    $ 709,334
  Depreciation.......................................    306,310      193,345
                                                       ---------    ---------
Total gross deferred tax assets......................    924,357      902,679
Valuation allowance..................................   (618,047)    (709,334)
                                                       ---------    ---------
Total deferred tax assets............................  $ 306,310    $ 193,345
                                                       =========    =========

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. At December 31, 2000, tax loss carry forwards in the PRC amounted to approximately $2.6 million, which will expire between 2001 and 2005, and tax loss carry forwards in the US amounted to approximately $0.7 million, which will expire between 2018 and 2020. A valuation allowance of $618,047 for the full amount of the tax losses carried forward in the US and PRC has been established.

The subsidiaries incorporated in the PRC are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Under the Income Tax Laws, foreign investment enterprises ("FIE") generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years.

Pursuant to the Income Tax Laws, FIEs approved as high-tech or new technology enterprises which are established in the Beijing New Technology Industry Development Zone ("BDZ") are subject to income tax at the reduced rate of 15%. High technology enterprises are also eligible for a three-year exemption from income tax followed by a 50% reduction of income tax for the next three years. This relief commences from the date of commencement of the enterprise's business operations. AI Technology has been approved as a new technology enterprises and as it is established in the BDZ, it enjoys the preferential tax treatment described above. In 1998, 1999 and 2000 all of the Company's PRC subsidiaries, except for AI Technology, were either exempt from income taxes or did not have any assessable income. AI Technology's income tax exemption expired and in 1998 it was subject to income tax at rate of 7.5%. No provision for taxation has been made for AI Technology as it did not have any assessable income for 1998. AI Technology's 50% reduction in income tax expired on December 31, 2000. AsiaInfo Technologies recently received a continuation of its preferential tax treatment from the local government for an additional three years, which will reduce its effective income tax rate to not less than 10%.

Income tax of AI Technology in 1999 and 2000 was $173,068 and $330,961, respectively. In the absence of such income tax exemptions or preferential tax treatment, income tax of $150,402 in 1998, $987 in 1999 and $251,570 in 2000
would otherwise have been payable and the effect on net income (loss) per share would be to decrease basic income per share and diluted income per share by $0.01 in 1998 and increase basic and diluted loss per share by $0.01 in 2000. There was no impact on loss per share in 1999.

Undistributed earnings of the Company's PRC subsidiaries amounted to approximately $5.7 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any. If the Company's PRC subsidiaries distributed the undistributed earnings as of December 31, 2000, the US income tax liability would be approximately $2,280,000.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to loss before income taxes and the actual provision for income taxes is as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
US federal rate.............................................   35%     35%     35%
State tax rate (net of federal benefit).....................    5       5       5
Tax exempt foreign income...................................  (26)    (15)    (84)
Expenses not deductible for tax purposes -- deferred stock
  compensation expenses.....................................  (22)    (33)     22
                                                              ---     ---     ---
                                                               (8)%    (8)%   (22)%
                                                              ===     ===     ===

8.  CAPITAL STOCK

The Company's authorized capital stock consists of 110,000,000 shares, consisting of 100,000,000 of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share, of which 3,000,000 shares have been designated as Series A shares and 5,000,000 designated as Series B shares.

The outstanding Series A and the Series B Convertible Preferred Stock automatically converted into an aggregate of 6,952,153 shares of common stock upon the Company's initial public offering in March, 2000. Prior to their conversion into common stock the holders of the Series A and Series B Convertible Preferred Stock were entitled to participate in all dividends paid to the common stockholders, on an as converted base, when and if such dividends were declared by the Board. While the convertible preferred stock was outstanding, the Company was not permitted to pay any dividend with regard to any share of common stock of the Company unless and until all dividends on the convertible preferred stock had been paid. The holders of convertible preferred stock were entitled to the same voting rights as that of common stockholders. This Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had aggregate liquidation preferences of $18 million and $20 million, respectively, as of December 31, 1999 and were senior to all common stock.

On May 26, 1998 the issued and outstanding shares of the Company's common stock, $0.01 par value, were split as effected in the form of a dividend on the basis of two shares for each issued and outstanding share of common stock.

In 2000, the Company issued 292 shares of common stock at a price of $0.01 per share to a third party for services provided to the Company. The Company has accounted for such issuance in accordance with SFAS 123, "Accounting for Stock-Based Compensation" and recorded expense of $5,191.

  Net (loss) income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
Net (loss) income (numerator):
  Net (loss) income
     Basic and diluted......................  $(2,765,747)   $(4,945,682)   $ 1,535,810
                                              ===========    ===========    ===========
Shares (denominator):
  Weighted average Common Stock
     Outstanding............................   37,239,649     15,576,580     14,016,852
  Outstanding subject to repurchase.........       -             946,435        400,440
                                              -----------    -----------    -----------
  Basic.....................................   37,239,649     14,630,145     13,616,412
  Contingent shares.........................       -              -             400,440
  Convertible preferred stock...............       -              -           4,321,728
  Options...................................       -              -           3,971,617
  Warrants..................................       -              -           9,455,337
                                              -----------    -----------    -----------
  Diluted...................................   37,239,649     14,630,145     31,765,534
                                              ===========    ===========    ===========
Net (loss) income per share:
  Basic.....................................  $     (0.07)   $     (0.34)   $      0.11
  Diluted...................................  $     (0.07)   $     (0.34)   $      0.05

In 2000 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in these periods. Such outstanding securities consist of the following:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                         2000          1999
                                                       ---------    ----------
Outstanding options..................................  8,781,865     8,891,811
Convertible preferred stock..........................      -         6,952,153
Warrants.............................................      -            40,000
                                                       ---------    ----------
                                                       8,781,865    15,883,964
                                                       =========    ==========

9.  COMMITMENTS

OPERATING LEASES -- As of December 31, 2000, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

2001.....................................................  $1,947,602
2002.....................................................   1,792,760
2003.....................................................     276,522
                                                           ----------
                                                           $4,016,884
                                                           ==========

The leased properties are principally located in the PRC and are used for administration and research and development. The leases are renewable subject to negotiation. Rental expense for the three years in the period ended December 31, 2000 was $2,400,975, $1,538,703 and $1,390,811, respectively.

10.  EMPLOYEE RETIREMENT BENEFITS

The Company's employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired staff. The Company is required to make contributions to the state retirement plan at 20% of the monthly basic salaries of the current employees. The expense of such arrangements to the Company for the three years in the period ended December 31, 2000 was $664,977, $784,413 and $537,593, respectively.

In addition, the Company is required by law to contribute approximately 15.5% to 33% of basic salaries of the PRC employees for staff welfare, housing, medical and education benefits. The Company does not have any post retirement benefit plans.

The Company has not established any retirement benefit plans for US employees in the US.

11.  DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company's PRC subsidiaries are required to make appropriations from net income as determined under PRC GAAP to nondistributable reserves which include a general reserve, an enterprise expansion reserve and a staff welfare and bonus reserve. Wholly owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP. The staff welfare and bonus reserve is determined by the board of directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries' operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to Chinese law. There were no appropriations to reserves by the Company's PRC subsidiaries during any of the periods presented.

12.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the US. At December 31, 2000 the amounts were placed principally with financial institutions in the US.

The recorded carrying amount of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and debt obligations approximate fair value.

The Company's business activities and accounts receivable are principally in the PRC with a limited number of large customers, principally China Telecommunications Corporation ("China Telecom") and its provincial subsidiaries, and China United Telecommunications Corporation ("China Unicom"). Sales to China Telecom and its subsidiaries amounted to approximately 34%, 84% and 98% of total revenues in 2000, 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, certain entities related to China Telecom represented more than 10% of total revenues. In 1998, provincial entity A, provincial entity B and provincial entity C accounted for 27%, 20% and 13%, respectively, of total revenues. In 1999, provincial entity D and provincial entity E accounted for 29% and 17%, respectively, of total revenues. In 2000, no individual provincial entity represented more than 10% of total revenues. The Company has continued to diversify its customer base and sales to China Unicom accounted for 43% of total revenues in 2000 and 14% in 1999 and sales to China Netcom Corporation Ltd. accounted for 10% of total revenues in 2000.

Details of the amounts receivable from the customers with the largest receivable balances at December 31, 2000 and 1999 are as follows:

                                                              PERCENTAGE OF
                                                           ACCOUNTS RECEIVABLE
                                                              DECEMBER 31,
                                                           -------------------
                                                           2000          1999
                                                           -----         -----
Five largest receivables balances........................   51%           61%

The Company maintains allowances for estimated potential bad debt losses. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management's expectations. The Company maintained provisions for doubtful accounts of $70,444 at January 1, 1998, and $62,685, $640,269 and $545,013 at December 31, 1998, 1999 and 2000,
respectively. Bad debt expense (recovery) was $(7,759) in 1998, $839,552 in 1999. Reduction of bad debt provision was $(32,903) in 2000 and write-offs of bad debts were $261,968 in 1999 and 62,353 in 2000. There were no other movements in the provision for doubtful accounts.

The Company's business growth is indirectly dependent on government budgetary policy for the telecommunications and Internet industries in China. The laws and regulations applicable to the Internet industry in China remain unsettled and could have a material adverse effect on the Company's business. The Company's customer base is concentrated and the loss of one or more customers could cause the business to suffer.

13.  STOCK OPTION PLANS

GENERAL -- Under the Company's 2000 Stock Option Plan, in each calendar year through 2010, the Company may grant options to purchase up to 4 million shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options ("ISO") and nonqualified options ("NQO"). Prior to adoption of the 2000 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998 and 1999 (such plans, together with the 2000 Stock Option Plan, are referred to hereinafter as the "Plans").

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal rate. Exercise terms of options granted in 1998, 1999 and 2000 are substantially comparable to options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at a rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four one-year cliffs at a rate of 25%, 25%, 25% and 25% for the 2000 plan. However, for common shares issued upon exercise of ISO's granted in 1998 and up to September 30, 1999, the Company retained a right of repurchase at the exercise price, expiring 60 days after termination of employment. Accordingly, these ISO awards are accounted for as variable awards. Vesting terms on NQO's granted in 1998, 1999 and 2000 are substantially comparable to options granted prior to 1998. The options granted prior to 1998 also contained the right of repurchase by the Company at fair market value. Subsequent to September 30, 1999 the Company amended the terms of the ISO's and NQO's to eliminate the Company's right of repurchase.

Total number of options exercisable and the weighted average exercise price were 4,573,400, 5,603,111 and 4,039,625 and $0.83, $2.37 and $2.81 as of December 31,
1998, 1999 and 2000, respectively.

Option activity for the Plans is summarized as follows:

                                                                   OUTSTANDING OPTIONS
                                                              -----------------------------
                                                                           WEIGHTED AVERAGE
                                                              NUMBER OF     EXERCISE PRICE
                                                                SHARES        PER SHARE
                                                              ----------   ----------------
Outstanding, January 1, 1998................................  7,448,000         $ 1.24
  Granted (weighted average fair value of $0.41)............    575,000           3.00
  Canceled..................................................   (146,000)          1.64
  Exercised.................................................   (175,000)         0.005
                                                              ----------
Outstanding, December 31, 1998..............................  7,702,000           1.39
  Granted (weighted average fair value of $2.92)............  2,892,000           6.07
  Canceled..................................................    (52,300)          2.81
  Exercised.................................................  (1,649,889)         0.89
                                                              ----------
Outstanding, December 31, 1999..............................  8,891,811         $ 2.99
  Granted (weighted average fair value of $9.89)............  3,307,640          20.83
  Cancelled.................................................   (834,876)          9.43
  Exercised.................................................  (2,582,710)         1.86
                                                              ----------
Outstanding, December 31, 2000..............................  8,781,865         $ 9.43
                                                              ==========

The fair value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding at December 31, 2000 is as follows:

                                     OPTIONS OUTSTANDING AS OF         OPTIONS EXERCISABLE AS OF
                                         DECEMBER 31, 2000                 DECEMBER 31, 2000
                                ------------------------------------   --------------------------
                                               WEIGHTED
                                                AVERAGE     WEIGHTED                    WEIGHTED
                                               REMAINING    AVERAGE                      AVERAGE
RANGE OF EXERCISE AVERAGE         NUMBER      CONTRACTUAL   EXERCISE      NUMBER        EXERCISE
PRICES PRICE                    OUTSTANDING   LIFE (YRS.)    PRICE     EXERCISABLE        PRICE
-------------------------       -----------   -----------   --------   -----------      --------
$0.005 to 0.01 ...............     900,000       4.75        $ 0.01       900,000         $0.01
$0.25 to 0.75 ................      17,952       5.58          0.75        17,952          0.75
$1.00 to 1.50 ................   1,135,347       6.07          1.13     1,035,347          1.12
$2.50 to 2.75 ................   1,110,726       6.79          2.63       990,726          2.64
$3.00 ........................     482,000       8.12          3.00       105,400          3.00
$4.17 ........................     571,000       8.41          4.17        72,600          4.17
$7.60 to 10.00 ...............   1,595,000       8.73          7.66       917,600          7.57
$24.00 .......................   1,660,700       9.13         24.00        -               -
$29.623 to 47.03 .............     330,500       9.51         32.02        -               -
$11.08 to 14.06 ..............     978,640       9.84         12.38        -               -
                                 ---------       ----        ------     ---------         -----
Total.........................   8,781,865       7.93        $ 9.43     4,039,625         $2.81
                                 =========       ====        ======     =========         =====

DEFERRED STOCK COMPENSATION -- As discussed in Note 3, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997, which were all fixed awards. Such deferred compensation expense aggregated $3,136,000 and was amortized to expense over the three year vesting period of the options.

As discussed above, ISO grants to employees in 1998 and 1999 were variable awards. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the difference between the grant price and deemed fair value of the Company's common stock at the grant date and adjusts the deferred compensation expense at the end of each period based on the deemed fair value of the Company's common stock at the end of the period. The related amortization of deferred compensation expense, which is recognized over the four year exercise period of the options, is also adjusted accordingly. At December 31, 2000 and 1999, such deferred compensation expense aggregated to nil and $6,091,111, respectively.

In 1999, the Company issued NQO's to nonemployees to purchase 96,000 shares of common stock at a price ranging from $3.00 to $4.17 per share. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and its related interpretations, the Company accounted for this transaction under the fair value method and as a variable award. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) at the grant date and adjusts the deferred compensation expense at the end of the period. The related amortization of deferred compensation expense, which is recognized over the four year exercise period of the options, is also adjusted accordingly. At December 31, 2000 and 1999, such deferred compensation expense aggregated to nil and $498,606, respectively.

ADDITIONAL STOCK PLAN INFORMATION -- Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method. The Company's calculations were made using the minimum value pricing model which requires subjective assumptions, including expected time to exercise, which affects the calculated values. The following weighted average assumptions were used: expected life, seven years; risk free interest rate 4.6% in 1998, 6.5% in 1999 and 5.89% in 2000; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1999 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) income would have been approximately $1,299,956 ($0.10 and $0.04 per share, basic and diluted), $(5,756,676) ($(0.39)
per share, basic and diluted), $(3,378,744) ($(0.09) per share basic and diluted) in 1998, 1999 and 2000, respectively.

14.  WARRANTS

  Convertible preferred stock

In connection with a private placement in December 1997, the Company issued 9,429,226 stock purchase warrants ("Warrants") to its Series A Convertible Preferred Stock holders ("the Holder"), which were exercisable in whole at any time after December 31, 1999 at an initial value of $0.005 per Warrant. Each Warrant represented the right to purchase one share of the Company's common stock. All the warrants were exercised in 1999 pursuant to amended warrant terms which accelerated the warrant exercise term.

  Common stock

At December 31, 1999 and 1998, warrants granted to a consultant to purchase 40,000 and 60,000 shares of common stock at $0.01 per share, respectively, were outstanding. In accordance with SFAS No. 123 and its related interpretations, the arrangement was accounted for as a variable award and the Company recognized compensation expense using an option pricing model of $47,178 in 1999 and $81,423 in 1998. In 2000, the remaining warrants were exercised and at December 31, 2000, no warrants to purchase shares of common stock were outstanding.

15.  SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, the Company has two operating segments (separate lines of business): network solutions net of hardware costs and software license. Each business line has separate operating data and separate management individuals responsible for the sales, marketing and development efforts. The network solutions business provides customers the necessary hardware (e.g. network routers and servers from third party original equipment manufacturers) and consulting and systems integration services to develop a network system. The Company manages its business internally based on total revenues net of hardware costs. The software business sells software products which include Internet customer management and billing, wireless customer management and billing and messaging software. These software products and the related services can be sold separately or in connection with a systems integration arrangement. Costs and expenses allocated between operating segments are generally on an actual basis and for those common expenses, allocation is made proportionally to the revenue of network solutions net of hardware costs and software license.

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000          1999          1998
                                                -----------   -----------   -----------
REVENUES NET OF HARDWARE COSTS:
Network solutions net of hardware cost........  $28,020,090   $18,726,655   $17,027,372
Software license..............................   16,557,721     6,494,008     2,258,148
                                                -----------   -----------   -----------
Consolidated revenues net of hardware costs...   44,577,811    25,220,663    19,285,520
Consolidated cost of sales net of hardware
  costs.......................................   13,213,023     6,903,434     7,252,642
                                                -----------   -----------   -----------
Consolidated gross profit.....................  $31,364,788   $18,317,229   $12,032,878
                                                ===========   ===========   ===========
GROSS PROFIT:
Network solutions.............................  $14,850,858   $11,827,035   $ 9,775,549
Software license..............................   16,513,930     6,490,194     2,257,329
                                                -----------   -----------   -----------
Consolidated gross profit.....................  $31,364,788   $18,317,229   $12,032,878
                                                ===========   ===========   ===========
DEPRECIATION AND AMORTIZATION:
Network solutions.............................    1,297,493       853,380       350,239
Software license..............................    1,060,261       552,169        47,760
                                                -----------   -----------   -----------
                                                  2,357,754     1,405,549       397,999
                                                ===========   ===========   ===========
INCOME (LOSS) FROM OPERATIONS:
Network solutions.............................  $(7,061,371)  $(4,166,984)  $ 1,019,895
Software license..............................   (2,383,416)     (796,708)     (339,322)
                                                -----------   -----------   -----------
Consolidated (loss) income from operations....  $(9,444,787)  $(4,963,692)  $   680,573
                                                ===========   ===========   ===========

For the years ended December 31, 2000, 1999 and 1998, all of the Company's revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware and performance of system integration work. Also, as of December 31, 2000, 1999 and 1998, 99% of the Company's long-lived assets are located in the PRC.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2000 and 1999 are presented in the following table.

                                                           THREE MONTHS ENDED
                                             -----------------------------------------------
                                             DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                             -----------   ------------   -------   --------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
Revenues...................................    $44,012       $58,068      $51,091   $22,892
Gross profit...............................     10,908         9,790       7,991      2,676
Net income (loss)..........................      1,023           415         434     (4,638)
Net income (loss) per share -- basic.......       0.03          0.01        0.01      (0.16)
                              -- diluted...       0.02          0.01        0.01      (0.16)
YEAR ENDED DECEMBER 31, 1999
Revenues...................................    $11,965       $23,521      $19,546   $ 5,248
Gross profit...............................      3,537         7,300       5,677      1,803
Net (loss) income..........................     (3,817)         (522)      1,252     (1,859)
Net (loss) income per share -- basic.......      (0.26)        (0.04)       0.09      (0.14)
                              -- diluted...      (0.26)        (0.04)       0.04      (0.14)

In the fourth quarter of 2000, the Company benefited from a change in regulations issued in that quarter by the Department of Finance of Beijing, which reduced the contributions, effective the beginning of 2000, the Company was required to make to the government for PRC employee benefits. As a result during the fourth quarter, the Company reversed $0.9 million of costs accrued in the first three quarters of 2000 which had previously been expensed ($257,000 in the first quarter, $300,000 in the second quarter and $345,000 in the third quarter 2000).

17.  RELATED PARTY TRANSACTIONS

In the year ended December 31, 2000, the Company entered into software and network solutions contracts with a total contract sum of approximately $30 million with China Netcom Corporation (China Netcom). Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom. Revenue recognized in 2000 from such contracts was approximately $18 million.

                               INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

Exhibit
Number    Description of Exhibits
-------   -----------------------
3.1       Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
          June 8, 1998/*/
3.2       Certificate of Amendment to Certificate of Incorporation of
          AsiaInfo Holdings, Inc., dated August 27, 1999/*/
3.3       Certificate of Amendment to Certificate of Incorporation of
          AsiaInfo Holdings, Inc., dated November 15, 2000.
3.4       Certificate of Correction to Certificate of Amendment to
          Certificate of Incorporation of AsiaInfo Holdings, Inc.,
          dated January 18, 2001.
3.5       By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000
4.1       Specimen Share Certificate representing AsiaInfo Holdings, Inc.
          shares of common stock/*/
10.1      2000 Stock Option Plan, approved and adopted as of
          October 18, 2000/**/
10.2      Certificate of Merger of HTC Investments, Inc., a Delaware
          corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13, 1999/*/
10.3      Shareholders' Agreement of MarSec Holdings Inc., dated as of
          September 15, 2000, by and among AsiaInfo Holdings, Inc. and the
          Founders (as defined therein) of MarSec Holdings, Inc./**/
10.4      Warrant to purchase Series A Preferred Shares of MarSec
          Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of
          September 15, 2000/**/
10.5      Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street,
          Beijing, dated August 31, 1999/*/
10.6      Agreement for the Merger of AsiaInfo Technologies (China) Inc.
          and Zhejiang AsiaInfo Telecommunications Technology Co. Ltd.
10.7      Agreement for the Establishment of a Limited Liability Company
          (Guangdong Wangying Communications Technology Company Limited)
          and Capital Contribution.
11.1      Statement regarding computation of per share earnings (included in note 8 to consolidated financial statements)
21.1      Subsidiaries of AsiaInfo Holdings, Inc.
23.1      Consent of Deloitte Touche Tohmatsu
24.1      Power of Attorney (included on signature page to this report)

/*/ Incorporated by reference to the same numbered exhibit previously filed with our Registration Statement on Form S-1 (No. 333-93199).

/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.