Form 10-Q
period 2001-03-31
ASIAINFO HOLDINGS INC
filed 2001-05-15
CIK 1100969

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                                                  ----    ----

                        Commission File Number 001-15713

                             ASIAINFO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 752506390
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                     4TH FLOOR, ZHONGDIAN INFORMATION TOWER
                  6 ZHONGGUANCUN SOUTH STREET, HAIDIAN DISTRICT
                              BEIJING 100086, CHINA
           (Address of principal executive office, including zip code)

                                 +8610 6250 1658
              (Registrant's telephone number, including area code)

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

                        Yes [X]                  No [  ]

The number of shares outstanding of the Registrant's common stock as of
                         May 10, 2001 was 41,357,277


================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                                                     Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)                                                             3

a)        Condensed Consolidated Statements of Operations For the
          three months ended March 31, 2000 and 2001                                                   3

b)        Condensed Consolidated Balance Sheets as of December 31, 2000
          and March 31, 2001                                                                           4

c)        Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2000 and 2001                                                         5

d)        Notes to Condensed Consolidated Financial Statements for the
          three months ended March 31, 2001                                                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                         13

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                                           28

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                                   29

Item 5.   Other Information                                                                           29

Item 6.   Exhibits and Reports on Form 8-K                                                            29

SIGNATURE                                                                                             31

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN US DOLLARS)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000             2001
                                                    -----------      -----------
                                                            (unaudited)
Revenues:
  Network solutions                                 $21,099,279      $30,306,747
  Software license                                    1,793,026        5,471,770
                                                    -----------      -----------
  Total revenues                                     22,892,305       35,778,517
                                                    -----------      -----------
Cost of revenues:
  Network solutions                                  20,214,725       24,499,745
  Software license                                        1,798              222
                                                    -----------      -----------
  Total cost of revenues                             20,216,523       24,499,967
                                                    -----------      -----------
Gross profit                                          2,675,782       11,278,550
                                                    -----------      -----------
Operating expenses:
  Sales and marketing (excluding
   stock-based compensation:
   2000: $219,611; 2001: $211,164)                    3,450,672        5,626,809
  General and administrative (excluding
   stock-based compensation:
   2000: $353,745; 2001: $157,936)                    2,371,444        3,606,297
  Research and development (excluding
   stock-based compensation:
   2000: $125,735; 2001: $68,035)                     1,095,754        1,631,891
  Amortization of deferred stock
   compensation                                         699,091          437,135
                                                    -----------      -----------
  Total operating expenses                            7,616,961       11,302,132
                                                    -----------      -----------
  Loss from operations                               (4,941,179)         (23,582)
                                                    -----------      -----------
Other income (expense):
  Interest income                                       533,741        2,385,797
  Interest expense                                     (268,929)        (326,527)
  Other income (expenses), net                           81,582           (6,894)
                                                    -----------      -----------
  Total other income, net                               346,394        2,052,376
                                                    -----------      -----------
  (Loss) income before income taxes and
   minority interests                                (4,594,785)       2,028,794
  Income tax expense                                     43,710          471,165
                                                    -----------      -----------
  (Loss) income before minority interests            (4,638,495)       1,557,629
  Minority interests in profit of consolidated
   subsidiaries                                              --         (178,247)
                                                    -----------      -----------
  Net (loss) income                                 $(4,638,495)     $ 1,379,382
                                                    ===========      ===========
  Net (loss) income per share:
    Basic                                           $     (0.16)     $      0.03
                                                    ===========      ===========
    Diluted                                         $     (0.16)     $      0.03
                                                    ===========      ===========
  Shares used in computation:
    Basic                                            28,821,413       40,967,627
                                                    ===========      ===========
    Diluted                                          28,821,413       45,148,897
                                                    ===========      ===========

            See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In US dollars)

                                                         December 31,     March 31,
                                                         ------------   ------------
                                                             2000           2001
                                                         ------------   ------------
                                                                        (unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                              $ 48,833,956   $ 27,964,354
  Restricted cash                                          26,733,179     28,478,628
  Short-term investments                                  110,400,000    129,900,507
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $545,013 and $445,851 at
   December 31, 2000 and March 31, 2001, respectively)     55,597,496     45,430,160
  Inventories -- hardware and parts                         8,876,010        260,553
  Other receivables                                         3,078,851      4,194,911
  Deferred income taxes                                        78,203         83,398
  Prepaid expenses and other current assets                   592,201      1,106,528
                                                         ------------   ------------
     Total current assets                                 254,189,896    237,419,039
Property and equipment -- net                               6,339,751      6,657,291
Goodwill, at cost less accumulated amortization             3,245,310      2,980,979
Deferred income taxes                                         228,107        258,390
                                                         ------------   ------------
     Total Assets                                        $264,003,064   $247,315,699
                                                         ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans                                  $ 20,644,834   $ 23,435,896
  Accounts payable                                         42,037,151     31,738,876
  Deferred revenue                                         12,501,524      4,138,510
  Other payables                                            1,590,850        944,929
  Accrued employee benefits                                10,019,624      7,894,162
  Accrued expenses                                          6,194,844      5,128,127
  Income taxes payable                                        307,373        776,516
  Other taxes payable                                       1,909,450      1,902,848
                                                         ------------   ------------
     Total current liabilities                             95,205,650     75,959,864
                                                         ------------   ------------
Minority interest                                             188,044        366,291
                                                         ------------   ------------
Commitments and contingencies (Note 8)

Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01
   par value, shares issued and outstanding: 2000:
   40,822,940; 2001: 41,059,077                               408,229        410,591
  Additional paid-in capital                              175,370,544    175,934,281
  Deferred stock compensation                              (1,655,821)    (1,218,686)
  Accumulated deficit                                      (5,530,601)    (4,151,219)
  Accumulated other comprehensive income                       17,019         14,577
                                                         ------------   ------------
     Total stockholders' equity                           168,609,370    170,989,544
                                                         ------------   ------------
     Total Liabilities and Stockholders' Equity          $264,003,064   $247,315,699
                                                         ============   ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN US DOLLARS)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2000            2001
                                                   ------------    ------------
                                                           (unaudited)
Cash flows from operating activities:
  Net (loss) income                                $ (4,638,495)   $  1,379,382
  Adjustments to reconcile net (loss)
   income to net cash (used in)
   operating activities:
  Depreciation                                          243,923         556,001
  Amortization of goodwill                              264,331         264,331
  Amortization of deferred stock compensation           699,091         437,135
  Deferred income taxes                                  43,710         (35,478)
  Minority interest in profit of
   consolidated subsidiaries                                 --         178,247
  Loss on disposal of property and equipment              5,162           5,542
  Bad debt expense                                      (76,470)        (99,162)
  Changes in operating assets and liabilities:
   Restricted cash                                   (2,000,000)     (1,745,449)
   Accounts receivable                               (9,961,317)     10,256,788
   Inventories                                       (2,979,329)      8,615,457
   Other receivables                                      2,951      (1,116,060)
   Prepaid expenses and other current assets         (1,115,653)       (514,327)
   Accounts payable                                   4,689,254     (10,298,275)
   Deferred revenue                                   2,027,987      (8,363,014)
   Other payables                                       147,015        (645,921)
   Accrued employee benefits                          1,355,428      (2,125,462)
   Accrued expenses                                    (155,687)     (1,066,717)
   Other taxes payable                                 (806,082)         (6,602)
   Income taxes payable                                 (15,951)        469,143
                                                   ------------    ------------
Net cash used in operating
 activities                                         (12,270,132)     (3,854,441)
                                                   ------------    ------------
Cash flows from investing activities:
  Increase in short-term investments                         --     (19,500,507)
  Purchases of property and equipment                  (298,164)       (874,836)
  Proceeds on disposal of property and equipment             --             363
                                                   ------------    ------------
Net cash used in investing activities                  (298,164)    (20,374,980)
                                                   ------------    ------------

                            ASIAINFO HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                (IN US DOLLARS)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000             2001
                                                  ------------     ------------
                                                           (unaudited)

Cash flows from financing activities:
  Net proceeds on issuance of
   Common stock in initial public
   offering                                       $127,851,874     $        --
  Increase in short-term bank loans                 12,495,011       15,704,965
  Repayment of short-term bank loans                (8,678,033)     (12,913,903)
  Proceeds on exercise of stock options                746,313          566,099
  Warrants exercised                                       200              --
                                                  ------------     ------------
Net cash provided by financing
 activities                                        132,415,365        3,357,161
                                                  ------------     ------------
Net increase (decrease) in cash and cash
 equivalents:                                      119,847,069      (20,872,260)
Cash and cash equivalents at beginning
 of period                                          25,403,884       48,833,956
Effect of exchange rate changes on cash
 and cash equivalents                                   (4,487)           2,658
                                                  ------------     ------------
Cash and cash equivalents at end of
 period                                           $145,246,466     $ 27,964,354
                                                  ============     ============
Supplemental cash flow information:
  Cash paid during the period:
  Interest                                        $    203,569     $    323,732
  Income taxes                                             --      $     37,500
                                                  ============     ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                          (In US dollars except shares)


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

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126.6 million. The Company's common stock is traded on The Nasdaq National Market in the United States.

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

AI Zhejiang has an initial operating term of 20 years commencing April 5, 1995 (date of establishment). Its activities are performed in the PRC and comprise the development and sale of communication hardware and software, as well as providing related technology services. In connection with its acquisition in April 1999, the Company recorded goodwill of approximately $4.7 million, which is being amortized over 5 years. AI Zhejiang's results of operations are included in the Company's financial statements from the date of acquisition. In March 2001, the Company commenced the process of merging AI Zhejiang into AI Technology.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

MarSec, through its wholly owned subsidiary, provides internet security consulting and services in the PRC.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

In the Company's opinion, all adjustment necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2000 and 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                                 (In US dollars)

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

Software license revenues represent license fees which allow customers to use the Company's software products in perpetuity up to a maximum number of users. Revenue from software license fees is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor hours. Revenues from software license fees include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was approximately $672,000 and $137,000 for the three months ended March 31, 2000 and 2001, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and March 31, 2001 and the reported amounts of revenues and expenses during the three months ended March 31, 2000 and 2001. Actual results could differ from those estimates. Revenue in excess of billings on service contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $33,241,532 at December 31, 2000 and $29,504,843 at March 31, 2001. Billings in
excess of revenues recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. At December 31, 2000 and March 31, 2001, the balance of trade account receivables of $22,355,964 and $15,925,317, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on March 31, 2001 was US$1.00 = RMB8.2779. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS137 and SFAS138. This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments are accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No. 133 was adopted by the Company on January 1, 2001. Adoption of SFAS No. 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                                (In US dollars)

Information concerning the organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements for the year ended December 31, 2000 prepared as part of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2001. This report should be read in conjunction with such financial statements.


2. SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 12 months and money market funds. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses. At December 31, 2000 and March 31, 2001, included in short-term investments are holdings of money market funds of $90,800,000 and $42,500,000, respectively.


3. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the periods presented are as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2000              2001
                                                  -----------       ----------
                                                           (unaudited)

Net (loss) income                                 $(4,638,495)      $1,379,382

Change in cumulative translation adjustment            27,480           (2,442)
                                                  -----------       ----------
Comprehensive (loss) income                       $(4,611,015)      $1,376,940
                                                  ===========       ==========


4. SHORT-TERM BANK LOANS

As of March 31, 2001, the Company had total short-term credit facilities totaling $23.3 million expiring in May, 2001 for working capital purposes of which unused short-term credit facilities were $10 million at that date. At March 31, 2001, borrowings under these facilities totaled $13.3 million. Additional borrowings of approximately $10.1 million were secured by bank deposits of $11.1 million. All the borrowings were in RMB, the currency of the PRC. The loans carry interest of 5.58% per annum and are repayable within one year. Bank deposits pledged as security for the bank loans and short-term credit facilities totaled $26.7 million and $28.5 million as of December 31, 2000 and March 31, 2001, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                                 (In US dollars)


5. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.


The provision for income tax consists of the following:


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                    2000                 2001
                                                                  -------              -------
                                                                          (unaudited)
Current                                                           $    --              506,643
Deferred                                                           43,710              (35,478)
                                                                  -------              -------
                                                                  $43,710              471,165
                                                                  =======              =======


A reconciliation between the provision for income taxes computed by applying the US federal tax rate to (loss) income before income taxes and the actual provision for income taxes is as follows:


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                  2000                    2001
                                                                  ----                    ----
                                                                           (unaudited)
US federal rate                                                    (35)%                    35%
State tax rate (net of federal benefit)                             (5)                      5
Tax exempt foreign income                                           35                     (22)
Expenses not deductible for tax purpose -- deferred
 stock compensation expense                                          6                       5
                                                                  ----                    ----
                                                                     1%                     23%
                                                                  ====                    ====


6. CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:


                                                                                  Outstanding options
                                                                                    weighted average
                                                         Number of shares       exercise price per share
                                                         ----------------       ------------------------
                                                                           (unaudited)
Outstanding, January 1, 2001:                                   8,781,865                 $9.43
Granted                                                         2,022,560                  9.34
Cancelled                                                        (644,320)                15.51
Exercised                                                        (236,137)                 2.40
                                                                ---------                 -----
Outstanding, March 31, 2001                                     9,923,968                 $9.18
                                                                =========                 =====

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                         (In US dollars except shares)

7. NET (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations:

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2000             2001
                                        -----------      -----------
                                                (unaudited)
Net (loss) income (numerator):
 Net (loss) income
  Basic and diluted                     $(4,638,495)     $ 1,379,382
                                        ===========      ===========
Shares (denominator):
 Weighted average
  Common Stock Outstanding               28,821,413       40,967,627
                                        -----------      -----------
  Basic                                  28,821,413       40,967,627

  Options (Treasury Method)                      --        4,181,270
                                        -----------      -----------
Diluted                                  28,821,413       45,148,897
                                        ===========      ===========
Net (loss) income per share:
  Basic                                 $     (0.16)     $      0.03
  Diluted                               $     (0.16)     $      0.03

During the first quarter of 2000, the Company had securities outstanding which could potentially diluted basic EPS in the future, but were excluded in the computation of diluted EPS in the period, as their effect would have been antidilutive due to the net loss reported in the period. Such outstanding securities consist of the following:

                                           Three Months Ended
                                             March 31, 2000
                                           ------------------
                                              (unaudited)
Outstanding Options                           10,018,015
Warrants                                          20,000
                                              ----------
                                              10,038,015
                                              ==========


8. COMMITMENTS

As of March 31, 2001, the Company was committed under certain operating leases, requiring annual minimum rentals as follows (unaudited):

2001                                          $1,444,927
2002                                           1,792,760
2003                                             276,522
                                              ----------
                                              $3,514,209
                                              ==========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2000 and 2001
                                 (In US dollars)


9. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:


                                                               Three Months Ended March 31,
                                                             --------------------------------
                                                                 2000                 2001
                                                             -----------          -----------
                                                                        (unaudited)
Revenues net of hardware cost:
Network solutions net of
 hardware cost                                               $ 3,678,184          $ 8,734,276
Software license                                               1,793,026            5,471,770
                                                             -----------          -----------
Consolidated revenues
 net of hardware cost                                          5,471,210           14,206,046
Consolidated cost of sales
 net of hardware cost                                          2,795,428            2,927,496
                                                             -----------          -----------
Consolidated gross profit                                    $ 2,675,782          $11,278,550
                                                             ===========          ===========
Gross profit:
Network Solutions                                            $   884,554          $ 5,807,002
Software license                                               1,791,228            5,471,548
                                                             -----------          -----------
Consolidated gross profit                                    $ 2,675,782          $11,278,550
                                                             ===========          ===========
Depreciation and amortization:
Network Solutions                                            $   341,689          $   504,363
Software license                                                 166,565              315,969
                                                             -----------          -----------
                                                             $   508,254          $   820,332
                                                             ===========          ===========
Loss from operations:
  Network Solutions                                          $(3,615,875)         $  (138,534)
  Software license                                            (1,325,304)             114,952
                                                             -----------          -----------
Consolidated loss from operations                            $(4,941,179)         $   (23,582)
                                                             ===========          ===========

For the three months ended March 31, 2000 and 2001, all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the installation of hardware and performance of system integration work. Also, as of December 31, 2000 and March 31, 2001, 99% of the Company's long-lived assets are located in the People's Republic of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity; and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading "Factors Affecting our Operating Results and our Common Stock."


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

Sales to China Telecom and its provincial subsidiaries accounted for approximately 98%, 84% and 34% of our gross revenues in 1998, 1999 and 2000, respectively. Our customer base is continuing to diversify and, at March 31, 2001, approximately 45% of our backlog net of hardware costs was attributable to China Telecom, while 33% was attributable to China Unicom, 6% was attributable to China Netcom and 11% was attributable to China Mobile.

We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. Recently, sales of software products have been an increasingly significant contributor to our business, accounting for 39% of revenues net of hardware costs in the three-month period ended March 31, 2001. We expect this trend to continue and intend to establish arrangements with foreign companies to distribute our software products outside of China.

We believe that there are opportunities for us to expand into new business areas. As of March 31, 2001, we had invested a total of $2 million in our majority-owned network security business, MarSec, which focuses on high-end security services for our customers. MarSec generated sales orders of approximately $175,000 in the fourth quarter of 2000, and we anticipate that it will generate sales orders of approximately $3 million in 2001. In view of the recent and potential future changes to our business, our historical financial data may not be a meaningful basis upon which to evaluate us and our prospects.

REVENUES

Our total revenues have grown from $44.2 million in 1998 to $60.3 million in 1999 and $176.1 in 2000. We generate our revenues from our two principal business lines: network solutions and software products. Although we account for our network solutions revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy to focus increasingly on providing our customers with high value IT professional services while gradually outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown by business line on this basis:

                                 THREE MONTHS ENDED                                YEAR ENDED
                                       MARCH 31,                                   DECEMBER 31,
                                 ------------------         ------------------------------------------------------
BUSINESS LINE                    2001          2000         2000         1999        1998        1997         1996
-------------                    ----          ----         ----         ----        ----        ----         ----
Network solutions net of           61%           67%          63%         74%         88%          93%          89%
 hardware costs
Software license                   39%           33%          37%         26%         12%           7%          11%
                                 ----          ----         ----        ----        ----         ----         ----
  Total revenues net of
   hardware costs                 100%          100%         100%        100%        100%         100%         100%
                                 ====          ====         ====        ====        ====         ====         ====

As demonstrated by the foregoing table, software products have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 11% in 1996 to 39% in the first quarter of 2001. We expect that software products will account for a growing portion of our future net revenues.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software products. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software products are recognized during the course of the relevant project, as described in more detail below. At March 31, 2001, our backlog net of hardware costs was $44 million, approximately 66% of which related to network solutions and 34% of which related to software orders.

NETWORK SOLUTIONS REVENUES. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration, training and customization of our proprietary and third party software. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against back-to-back orders and letters of credit from our customers. We believe that, as the Internet-related market in China develops, our customers will increasingly purchase hardware directly from hardware vendors and pay us separately for the full value of our professional services.

We generally charge a fixed price for our network solutions projects and recognize revenue based on the percentage of completion of the project. Labor hours are used to determine the stage of completion, except for revenues associated with the procurement of hardware on behalf of the customer. Such hardware-related revenues are recognized upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. However, this does not significantly affect our gross profit, as hardware revenues generally approximate the related costs. Our quarterly results are also subject to fluctuations because a significant part of our network solutions revenues are derived from a limited number of large contracts.

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


COST OF REVENUES

NETWORK SOLUTIONS COSTS. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. We recognize compensation and travel costs for project professionals as incurred. We accrue hardware warranty costs when hardware revenue is recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.8% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired. See "Factors Affecting our Operating Results and our Common Stock -- We extend warranties to our network solutions customers that expose us to potential liabilities."

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

We provide most of our officers and employees, and some of our directors, with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, most of which were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 13 to our consolidated financial statements for the year ended December 31, 2000, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2001.

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


CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Our gross revenues increased 56% to $35.8 million in the first quarter of 2001, as compared to $22.9 million in the first quarter of 2000. Although gross revenue for the quarter increased as compared to the quarterly period ended March 31, 2000, it decreased sequentially due to high hardware pass-through costs in the fourth quarter of 2000. Revenues net of hardware costs increased approximately 160%, from $5.5 million in the comparable quarter of 2000 to $14.2 million in the three months ended March 31, 2001. Software license revenues were $5.5 million in the three months ended March 31, 2001, representing 39% of revenues net of hardware costs and a 205% increase over software license revenues of $1.8 million in the comparable period of 2000. Our revenue growth in the three months ended March 31, 2001 is particularly significant in view of the first quarter being a seasonally slow period due to the long Chinese New Year holiday. Our strong growth in software revenue resulted from continued user capacity expansion in China's telecom services market and our strategy of leveraging our established network solutions customer base to grow our software business. In addition, approximately $500,000 of the increase in software license revenues was attributable to the value added tax rebates discussed above under the heading "Taxes."

COST OF REVENUES. Our cost of revenues increased 21% to $24.5 million in the first quarter of 2001, from $20.2 million in the first quarter of 2000, primarily due to our having several large network solutions projects in progress during the first quarter of 2001.

GROSS PROFIT. Our gross profit increased 322% in the first quarter of 2001 to $11.3 million, as compared to $2.7 million for the first quarter of 2000. Gross profit as a percentage of gross revenues, or gross margin, increased to 32% in the first quarter of 2001, as compared to 12% in the first quarter of 2000. The increases in gross profit and gross margin are attributable to the continued growth in our higher-margin software revenues and the increased contribution of high-end services (as opposed to hardware acquisition and installation) in our network solutions projects.

OPERATING EXPENSES. Total operating expenses increased 48% to $11.3 million in the first quarter of 2001, from $7.6 million in the first quarter of 2000. However, total operating expenses decreased 6% sequentially, as we controlled our general and administrative spending and realized lower costs across the board due to the long Chinese New Year holiday.

Sales and marketing expenses increased 63% to $5.6 million in the first quarter of 2001, from $3.5 million in the first quarter of 2000, primarily as a result of our aggressive marketing of our software products and expansion of our network solutions sales department.

Research and development expenses increased 49% to $1.6 million in the first quarter of 2001 from $1.1 million in the first quarter of 2000. While we expect our research and development expenses for the full year 2001 to increase by 50-60% in dollar terms, we expect these expenses to remain constant as a percentage of net revenues, at approximately 13%.

General and administrative expenses increased 52% to $3.6 million in the first quarter of 2001, from $2.4 million in the first quarter of 2000. For the full year 2001, we expect general and administrative expenses to remain relatively constant in dollar terms as compared to the full year 2000.

Amortization of deferred stock compensation decreased 37%, from approximately $699,000 in the first quarter of 2000 to approximately $437,000 in the first quarter of 2001, because deferred stock compensation arising from awards in 1996 had been completely amortized and no new deferred stock compensation has arisen since October of 1999.

INCOME (LOSS) FROM OPERATIONS. Our operating loss for the quarter decreased substantially, from $4.9 million in the comparable period of 2000 to approximately $24,000 in the first quarter of 2001, nearly breakeven.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, increased from income of approximately $346,000 in the first quarter of 2000 to income of $2.1 million in the first quarter of 2001, primarily due to interest income on the proceeds of our initial public offering in March of 2000. We anticipate that interest income will decrease sequentially in the second quarter of 2001 due to lower interest rates.

MINORITY INTEREST. In the first quarter of 2001, minority interest of approximately ($178,000) represented the portion of our income before minority interests attributable to the other shareholders of our subsidiaries MarSec and Guangdong Wangying.

NET (LOSS) INCOME. Net income was $1.4 million for the three months ended March 31, 2001, or $0.03 basic earnings per share, as compared to a loss of $4.6 million in the comparable period of 2000. The increase in net income is attributable to interest income earned on the proceeds of our initial public offering and our continued progress towards operating profitability, which we expect to achieve in the second quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

In March 2000, we completed an initial public offering of our common stock, from which we derived net proceeds of approximately $126.6 million. Total contributed shareholder equity at March 31, 2001 was $176.3 million.

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

Our accounts receivable balance at March 31, 2001 was $45 million, consisting of $16 million in billed receivables and $29 million in unbilled receivables. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our billed receivables are based on revenue we have booked and billed. The process of billing receivables in China is somewhat different than in the United States, as customers typically do not make full payment until complete satisfaction of the project. Despite these longer receivable cycles, since our inception we have only made bad debt provisions for approximately 1% of our accounts receivable. At the end of the first quarter, our accounts receivable were 115 days sales outstanding, significantly down from 127 days at the end of the same period last year. Our inventory position at the end of the quarter was approximately $261,000. We were able to keep our accounts receivable and inventory positions low as a result of lower hardware pass-through costs and an increase in the high-end services proportion of our network solutions projects.

As of March 31, 2001, we had total short-term credit facilities totaling $23.3 million expiring in May 2001, for working capital purposes, of which unused short-term credit facilities were $10 million at that date. At March 31, 2001, borrowings under these facilities totaled $13.3 million. Additional borrowings of approximately $10.1 million were secured by bank deposits of $11.1 million. All the borrowings were in Renminbi, the currency of China. The loans carry interest of 5.58% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $28.5 million and $26.7 million as of March 31, 2001 and December 31, 2000, respectively, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a strong cash position of $186 million, of which $130 million was in short term investments, $28 million was in restricted cash for the purpose of securing local currency loans, and the remainder of which was in cash and cash equivalents.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2001. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We plan to raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. We adopted SFAS No. 133 on January 1, 2001 and it did not have a material effect on our financial condition, results of operations or cash flows.


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


OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived and believe that we will continue to derive a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. At March 31, 2001, China Telecom and China Unicom accounted for approximately 78% of our backlog net of hardware costs. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.


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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No. 333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,608,884. As of March 31, 2001, $5.96 million of the net proceeds had been used for purchases and installation of machinery and equipment, $2.14 million had been invested in our subsidiaries, Marsec Holdings, Inc., and Guangdong Wanying Information Technology Co., Ltd., and $11.82 million had been applied to research and development and sales and marketing expenses. The remainder of the net proceeds were held in temporary investments.

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


ITEM 5. OTHER INFORMATION

We held our Annual Meeting of Shareholders on April 17, 2001. For more information on the following proposals, please refer to our definitive proxy statement dated March 16, 2001, the relevant portions of which are incorporated herein by reference. The results of the shareholder votes taken at our Annual Meeting are as follows:

(1) Our shareholders elected each of the two nominees to our Board of Directors for a three-year term:


DIRECTOR                          FOR                  WITHHELD
--------                       ----------              --------
Louis Lau                      33,409,265               190,004
Patrick L. Keen                33,421,522               177,747


(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

For                                      33,540,073
Against                                      51,969
Abstain                                       7,227
                                         ----------
Total                                    33,599,269

On April 27, 2001, we invested $6,157,376 to acquire 244,447 preferred shares of Intrinsic Technology (Holdings) Ltd. ("Intrinsic"), representing 14.25% of the outstanding share capital of Intrinsic, on a fully-diluted basis, as of that date. Intrinsic is a leading provider of wireless Internet infrastructure products and solutions in China. In connection with this investment, we also received warrants from Intrinsic that will entitle our co-investors (which are various investment funds sponsored by Fidelity Ventures) and us to acquire a controlling interest in Intrinsic.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.


Exhibit Number              Description Exhibits
--------------              --------------------

3.1                         Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8,
                            1998/*/
3.2                         Certificate of Amendment to Certificate of Incorporation of AsiaInfo
                            Holdings, Inc., dated August 27, 1999/*/
3.3                         Certificate of Amendment to Certificate of Incorporation of AsiaInfo
                            Holdings, Inc., dated November 15, 2000/***/
3.4                         Certificate of Correction to Certificate of Amendment to Certificate of
                            Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
3.5                         By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
4.1                         Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1                        2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
10.2                        Certificate of Merger of HTC Investments, Inc., a Delaware Corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13,
                            1999/*/
10.3                        Shareholders' Agreement of MarSec Holdings, Inc., dated as of September 15,
                            2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of MarSec Holdings, Inc./**/
10.4                        Warrant to purchase Series A Preferred Shares of MarSec Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of September 15, 2000/**/
10.5                        Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing,
                            China, dated August 31, 1999/*/
10.6                        Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang
                            AsiaInfo Telecommunications Technology Co. Ltd. /***/
10.7                        Agreement for the Establishment of a Limited Liability Company (Guangdong
                            Wangying Communications Technology Company Limited) and Capital
                            Contribution/***/
11.1                        Statement regarding computation of per share earnings (included in note 7 to condensed consolidated financial statements)]

/*/ Incorporated by reference to our Registration Statement on Form S-1 (No. 333-93199).

/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

/***/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b)  Reports on form 8-K

     None.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AsiaInfo Holdings, Inc.



Date: March 14, 2001                     By: /s/ Ying Han
                                         ---------------------------------------
                                         Name:  Ying Han
                                         Title: Chief Financial Officer
                                                (duly authorized officer
                                                and principal financial officer)

                                INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.



Exhibit Number              Description Exhibits
--------------              --------------------

3.1                         Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8,
                            1998/*/
3.2                         Certificate of Amendment to Certificate of Incorporation of AsiaInfo
                            Holdings, Inc., dated August 27, 1999/*/
3.3                         Certificate of Amendment to Certificate of Incorporation of AsiaInfo
                            Holdings, Inc., dated November 15, 2000/***/
3.4                         Certificate of Correction to Certificate of Amendment to Certificate of
                            Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
3.5                         By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
4.1                         Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1                        2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
10.2                        Certificate of Merger of HTC Investments, Inc., a Delaware Corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13,
                            1999/*/
10.3                        Shareholders' Agreement of MarSec Holdings, Inc., dated as of September 15,
                            2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of MarSec Holdings, Inc./**/
10.4                        Warrant to purchase Series A Preferred Shares of MarSec Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of September 15, 2000/**/
10.5                        Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing,
                            China, dated August 31, 1999/*/
10.6                        Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang
                            AsiaInfo Telecommunications Technology Co. Ltd./***/
10.7                        Agreement for the Establishment of a Limited Liability Company (Guangdong
                            Wangying Communications Technology Company Limited) and Capital
                            Contribution/***/
11.1                        Statement regarding computation of per share earnings (included in note 7 to the condensed consolidated financial statements included in this report)