Form 10-Q
period 2001-06-30
ASIAINFO HOLDINGS INC
filed 2001-08-14
CIK 1100969

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                        Yes [X]                  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                             August 3, 2001 was 41,784,269

================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001
                               TABLE OF CONTENTS


                                                                                    Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)                                            3

a)        Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2000 and 2001                    3

b)        Condensed Consolidated Balance Sheets as of December 31, 2000
          and June 30, 2001                                                           5

c)        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 2001                                     6

d)        Notes to Condensed Consolidated Financial Statements for the
          six months ended June 30, 2000 and 2001                                     8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        15

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                          26

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                  27

Item 6.   Exhibits and Reports on Form 8-K                                           28

SIGNATURE                                                                            29

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In US dollars)

                                                                               Three Months Ended June 30,
                                                                                   2000          2001
                                                                               -----------   -----------
                                                                                      (Unaudited)
          Revenues:
            Network solutions...............................................   $46,445,556   $13,772,579

            Software license................................................     4,442,288     6,705,990
            Software service................................................       202,948     1,072,940
                                                                               -----------   -----------
               Total Software...............................................     4,645,236     7,778,930
                                                                               -----------   -----------

            Total revenues..................................................    51,090,792    21,551,509
                                                                               -----------   -----------
          Cost of revenues:
            Network solutions...............................................    42,370,006     7,335,840
            Software........................................................       729,796       866,268
                                                                               -----------   -----------
            Total cost of revenues..........................................    43,099,802     8,202,108
                                                                               -----------   -----------
          Gross profit......................................................     7,990,990    13,349,401
                                                                               -----------   -----------
          Operating expenses:
            Sales and marketing (excluding
             stock-based compensation:
             2000: $176,469; 2001: $103,159)................................     4,137,879     5,820,410
            General and administrative (excluding
             stock-based compensation:
             2000: $318,705; 2001: $138,502)................................     3,402,614     3,539,359
            Research and development (excluding
             stock-based compensation:
             2000: $90,341; 2001: $41,511)..................................     1,594,039     1,944,784
            Amortization of deferred stock
             compensation...................................................       585,515       283,172
                                                                               -----------   -----------
            Total operating expenses........................................     9,720,047    11,587,725
                                                                               -----------   -----------
            (Loss) income from operations...................................    (1,729,057)    1,761,676
                                                                               -----------   -----------
          Other income (expense):
            Interest income.................................................     2,686,818     2,194,753
            Interest expense................................................      (340,636)     (340,343)
            Other expenses, net.............................................      (288,457)      (26,758)
                                                                               -----------   -----------
            Total other income, net.........................................     2,057,725     1,827,652
                                                                               -----------   -----------
          Income before income taxes, minority
            interests and equity in loss
            of affiliate....................................................       328,668     3,589,328
          Income tax (benefit) expense......................................      (105,039)      804,866
                                                                               -----------   -----------
          Income before minority interests and
             equity in loss of affiliate....................................       433,707     2,784,462
          Minority interests in profit of
             consolidated subsidiaries......................................            --        47,555
          Equity in loss of affiliate.......................................            --      (256,335)
                                                                               -----------   -----------
          Net income........................................................   $   433,707   $ 2,575,682
                                                                               ===========   ===========
          Net income per share:
             Basic..........................................................   $      0.01   $      0.06
                                                                               ===========   ===========
             Diluted........................................................   $      0.01   $      0.06
                                                                               ===========   ===========
            Shares used in computation:
             Basic..........................................................    39,738,567    41,305,291
                                                                               ===========   ===========
             Diluted........................................................    47,020,308    46,761,204
                                                                               ===========   ===========

                See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In US dollars)

                                           Six Months Ended June 30,
                                           -------------------------
                                               2000          2001
                                           -----------   -----------
                                                  (Unaudited)
 Revenues:
  Network solutions......................   67,544,835    43,681,350

  Software license.......................    6,235,314    12,177,760
  Software service.......................      202,948     1,470,916
                                           -----------   -----------
   Total Software........................    6,438,262    13,648,676
                                           -----------   -----------

  Total revenues.........................   73,983,097    57,330,026
                                           -----------   -----------
 Cost of revenues:
  Network solutions......................   62,584,731    30,979,212
  Software...............................      731,594     1,722,863
                                           -----------   -----------
  Total cost of revenues.................   63,316,325    32,702,075
                                           -----------   -----------
 Gross profit............................   10,666,772    24,627,951
                                           -----------   -----------
 Operating expenses:
  Sales and marketing (excluding
   stock-based compensation:
   2000: $396,080; 2001: $227,335).......    7,588,551    11,447,219
  General and administrative (excluding
   stock-based compensation:
   2000: $672,450; 2001: $383,427).......    5,774,058     7,145,656
  Research and development (excluding
   stock-based compensation:
   2000: $216,076; 2001: $109,545).......    2,689,793     3,576,675
  Amortization of deferred stock
   compensation..........................    1,284,606       720,307
                                           -----------   -----------
  Total operating expenses...............   17,337,008    22,889,857
                                           -----------   -----------
  (Loss) income from operations..........   (6,670,236)    1,738,094
                                           -----------   -----------
 Other income (expense):
  Interest income........................    3,220,559     4,580,550
  Interest expense.......................     (609,565)     (666,870)
  Other expenses, net....................     (206,875)      (33,652)
                                           -----------   -----------
  Total other income, net................    2,404,119     3,880,028
                                           -----------   -----------
  (Loss) income before income taxes,
   minority interests and equity in loss
   of affiliate..........................   (4,266,117)    5,618,122
  Income tax (benefit) expense...........      (61,329)    1,276,031
                                           -----------   -----------
  (Loss) income before minority interests
   and equity in loss of affiliate.......   (4,204,788)    4,342,091
  Minority interests in loss of
   consolidated subsidiaries.............           --      (130,692)
  Equity in loss of affiliate............           --      (256,335)
                                           -----------   -----------
  Net (loss) income......................   (4,204,788)    3,955,064
                                           ===========   ===========
  Net (loss) income per share:
   Basic.................................       $(0.12)        $0.10
                                           ===========   ===========
   Diluted...............................       $(0.12)        $0.09
                                           ===========   ===========
  Shares used in computation:
   Basic.................................   34,279,990    41,136,459
                                           ===========   ===========
   Diluted...............................   34,279,990    45,955,050
                                           ===========   ===========

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In US dollars)


                                                                     December 31,       June 30,
                                                                    -------------     ------------
                                                                         2000              2001
                                                                    -------------     ------------
                                                                                       (unaudited)
     ASSETS
 Current Assets:
  Cash and cash equivalents......................................   $ 48,833,956      $ 58,427,006
  Restricted cash................................................     26,733,179        21,613,447
  Short-term investments.........................................    110,400,000        82,938,144
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $545,013 and $1,026,278 at
   December 31, 2000 and June 30, 2001, respectively)                 55,597,496        42,142,563
  Inventories - hardware and parts...............................      8,876,010        36,039,757
  Other receivables..............................................      3,078,851         4,297,206
  Deferred income taxes..........................................         78,203            83,398
  Prepaid expenses and other current assets......................        592,201         1,738,000
                                                                    ------------      ------------
  Total current assets...........................................    254,189,896       247,279,521

 Property and equipment--net.....................................      6,339,751         6,308,423
 Goodwill, at cost less accumulated amortization.................      3,245,310         2,716,648
 Investment in affiliate.........................................             --         5,901,041
 Deferred income taxes...........................................        228,107           258,390
                                                                    ------------      ------------
  Total Assets...................................................   $264,003,064      $262,464,023
                                                                    ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Short-term bank loans..........................................   $ 20,644,834      $ 14,256,373
  Accounts payable...............................................     42,037,151        49,128,297
  Deferred revenue...............................................     12,501,524         5,352,079
  Other payables.................................................      1,590,850         1,246,045
  Accrued employee benefits......................................     10,019,624         8,141,719
  Accrued expenses...............................................      6,194,844         6,775,646
  Income taxes payable...........................................        307,373         1,277,303
  Other taxes payable............................................      1,909,450         1,664,022
                                                                    ------------      ------------
  Total current liabilities......................................     95,205,650        87,841,484
                                                                    ------------      ------------
 Minority interest...............................................        188,044           318,736
                                                                    ------------      ------------
 Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01
   par value, shares issued and outstanding: 2000:
   40,822,940; 2001: 41,434,981..................................        408,229           414,350
  Additional paid-in capital.....................................    175,370,544       176,375,570
  Deferred stock compensation....................................     (1,655,821)         (935,514)
  Accumulated deficit............................................     (5,530,601)       (1,575,537)
  Accumulated other comprehensive income.........................         17,019            24,934
                                                                    ------------      ------------
  Total stockholders' equity.....................................    168,609,370       174,303,803
                                                                    ------------      ------------
  Total Liabilities and Stockholders' Equity.....................   $264,003,064      $262,464,023
                                                                    ============      ============

                See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In US dollars)

                                                                              Six Months Ended June 30,
                                                                          --------------------------------
                                                                                2000            2001
                                                                             ----------      ----------
                                                                                      (unaudited)
      Cash flows from operating activities:
       Net (loss) income................................................    $(4,204,788)     $3,955,064
       Adjustments to reconcile net (loss)
        income to net cash used in
        operating activities:
       Depreciation.....................................................        500,506       1,075,265
       Amortization of goodwill.........................................        528,662         528,662
       Amortization of deferred stock
        compensation....................................................      1,284,606         720,307
       Deferred income taxes............................................        (61,329)        (35,478)
       Minority interest in loss of
        consolidated subsidiaries.......................................             --         130,692
       Equity in loss of affiliate......................................             --         256,335
       Loss on disposal of property
        and equipment...................................................         54,037          32,341
       Bad debt provision...............................................         13,546         481,265
       Changes in operating assets and
        liabilities:
        Restricted cash.................................................    (13,950,000)      5,119,732
        Accounts receivable.............................................    (38,427,998)     12,973,668
        Advance to suppliers............................................       (110,373)        (75,221)
        Inventories.....................................................    (11,584,205)    (27,163,747)
        Other receivables...............................................     (1,214,310)     (1,218,355)
        Prepaid expenses and other current
         assets.........................................................       (113,938)     (1,070,578)
        Accounts payable................................................     31,550,932       7,091,146
        Deferred revenue................................................      2,566,185      (7,149,445)
        Other payables..................................................       (459,390)       (344,805)
        Accrued employee benefits.......................................      3,264,568      (1,877,905)
        Accrued expenses................................................        328,124         580,802
        Other taxes payable.............................................       (433,376)       (245,428)
        Income taxes payable............................................       (180,475)        969,930
                                                                           ------------      ----------
      Net cash used in operating
       activities.......................................................    (30,649,016)     (5,265,753)
      Cash flows from investing activities:
       (Increase) decrease of short-term
         investments....................................................    (98,691,500)     27,461,856
       Purchases of property and
        equipment.......................................................     (2,400,429)     (1,080,335)
       Investment in affiliate..........................................             --      (6,157,376)
                                                                           ------------      ----------
      Net cash (used in) provided from
       investing activities.............................................   (101,091,929)     20,224,145
                                                                           ------------      ----------

                            ASIAINFO HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                (In US dollars)

                                                            Six Months Ended June 30,
                                                        ---------------------------------
                                                               2000            2001
                                                           -----------     -----------
                                                                   (unaudited)
Cash flows from financing activities:
 Net proceeds on issuance of common
   stock in initial public offering.................       127,851,874              --
 Increase in short-term bank loans..................        23,705,449      36,849,100
 Repayment of short-term bank loans.................       (15,781,198)    (43,240,303)
 Proceeds on exercise of stock options..............           892,182       1,011,147
 Warrants exercised.................................               200              --
                                                          ------------    ------------
Net cash provided by (used in)
 financing activities...............................       136,668,507      (5,380,056)
                                                          ------------    ------------
Net increase in cash and cash
 equivalents........................................         4,927,562       9,578,336
Cash and cash equivalents at beginning
 of period..........................................        25,403,884      48,833,956
Effect of exchange rate changes on cash
 and cash equivalents...............................            (7,867)         14,714
                                                          ------------    ------------
Cash and cash equivalents at end of
 period.............................................      $ 30,323,579    $ 58,427,006
                                                          ------------    ------------
Supplemental cash flow information:
 Cash paid during the period:
 Interest...........................................      $    446,302    $    664,094
 Income taxes.......................................      $    188,475    $    270,623
                                                          ============    ============

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                         (In US dollars except shares)

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

On April 27, 2001, the Company invested approximately $6 million acquiring 14.25% of equity interest of Intrinsic Technology (Holdings), Ltd., a company registered in Cayman Islands and engaged in wireless Internet application and development through its two wholly owned subsidiaries in the PRC.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. Intercompany transactions and balances have been eliminated.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 2000 and 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                                (In US dollars)

Revenue from network solutions contracts, which includes the procurement of hardware on behalf of customers, systems design, planning, consulting, and system integration is recognized based on the percentage of completion method. Labor hours and direct project expenses are used to determine the stage of completion except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery.

Software revenues consist of software license revenues and software implementation services revenues. Software license revenues represent license fees which allow customers to use the Company's software products in perpetuity up to a maximum number of users. Software implementation services revenue includes revenue from software installation, customization, training and other services. Substantially all of the Company's revenues from both software license fees and software implementation services are contract-related, meaning that these revenues are derived from customer orders requiring significant production, modifications, or customization of the Company's software. The Company recognizes all software revenue that is contract-related in conjunction with the revenues of the related network solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor hours. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was approximately $404,000 and $1,023,000 for the three months ended June 30, 2000 and 2001, respectively, and $541,000 and $1,695,000 for the six months ended June 30, 2000 and 2001, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and June 30, 2001 and the reported amounts of revenues and expenses during the three and six months ended June 30, 2000 and 2001. Actual results could differ from those estimates. Revenue in excess of billings on service contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $33,241,532 at December 31, 2000 and $22,348,441 at June 30, 2001. Billings in
excess of revenues recognized on service contracts are recorded as deferred income until revenue recognition criteria are met. At December 31, 2000 and June 30, 2001, the balance of trade account receivables of $22,355,964 and $19,794,122, respectively, represented amounts billed but not yet collected.
All billed and unbilled amounts are expected to be collected within 1 year.
With the expansion of its client base that includes smaller service providers, the Company revisits its estimate on collectibility on a periodic basis. As a result, accrued bad debt expenses were ($325,108) and $1,242,356 for the six months ended June 30, 2000 and 2001, respectively.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on June 30, 2001 was US$1.00=RMB8.2770. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS137 and SFAS138. This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments are accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No.133 was adopted by the Company on January 1, 2001. Adoption of SFAS No.133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                                (In US dollars)

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations". SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No.141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No.142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002.
SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No.142 on its financial position and results of operations.

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits, money market funds and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 3 and 12 months. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses.

4. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the periods presented are as follows:

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                  2000           2001
                                                              -----------     -----------
                                                                      (unaudited)
          Net (loss) income............................       $   433,707    $  2,575,682

          Change in cumulative translation adjustment..            (6,087)         10,357
                                                              -----------    ------------
          Comprehensive (loss) income..................       $   427,620    $  2,586,039
                                                              ===========    ============

                                                                Six Months Ended June 30,
                                                              ---------------------------
                                                                  2000            2001
                                                              -----------     -----------
                                                                      (unaudited)
          Net (loss) income............................       $(4,204,788)     $3,955,064

          Change in cumulative translation adjustment..            21,393           7,915
                                                              -----------      ----------
          Comprehensive (loss) income..................       $(4,183,395)     $3,962,979
                                                              ===========      ==========

5. SHORT-TERM BANK LOANS

As of June 30, 2001, the Company had total short-term credit facilities of $24.2 million expiring in November, 2001 and June, 2002, respectively. All of these facilities were for working capital purposes. At June 30, 2001, unused short-term credit facilities were $17.6 million and used facilities were $6.6 million, of which $3.1 million were used for issuing a standby letter of credit and $3.5 million were borrowings.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                         (In US dollars except shares)

Additional borrowings of approximately $10.8 million were secured by bank deposits of $11.3 million. All the borrowings were in RMB, the currency of the PRC. The loans carry interest of 5.58% per annum and are repayable within one year. Bank deposits pledged as security for the bank loans and short-term credit facilities totaled $26.7 million and $21.6 million as of December 31, 2000 and June 30, 2001, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

6. INVESTMENT IN AFFILIATE

In April 2001, the Company invested $6,157,376 in Intrinsic Technology (Holdings), Ltd. ("Intrinsic") for a 14.25% equity interest. The excess of the purchase price over the Company's percentage interest in the recorded amount of the net assets of Intrinsic as of the acquisition date is $5,631,124. The period of amortization for the goodwill is five years based on the estimated useful life. The Company's share of loss of the affiliate of $256,335 includes amortization of goodwill in the amount of $187,704. In connection with the investment, the Company also received warrants from Intrinsic that will entitle the Company and its co-investors to acquire a controlling interest in Intrinsic. The investment in Intrinsic is recorded using the equity method because the Company is able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board. Intrinsic and its wholly owned subsidiaries are engaged in wireless Internet application and development. The Company's total investment in affiliate at June 30, 2001 was $5.9 million.

7. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

8. CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                             Outstanding options
                                                             -------------------
                                                                                         weighted average
                                                   Number of shares                  exercise price per share
                                                 ------------------               ---------------------------
                                                                                           (unaudited)
           Outstanding, January 1, 2001:              8,781,865                           $         9.43
           Granted........................            2,022,560                                     9.34
           Cancelled......................             (644,320)                                   15.51
           Exercised......................             (236,137)                                    2.40
                                                 --------------------                  ---------------------
           Outstanding, March 31, 2001:               9,923,968                           $         9.18
           Granted........................              411,780                                     9.63
           Cancelled......................             (297,590)                                   13.93
           Exercised......................             (375,904)                                    1.18
                                                 --------------------                  ---------------------
           Outstanding, June 30, 2001.....            9,662,254                           $         9.37
                                                 ====================                  =====================

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                         (In US dollars except shares)

9. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                          2000          2001                2000           2001
                                                      -----------   ------------        ------------   ------------
                                                               (unaudited)                      (unaudited)
          Net (loss) income (numerator):
           Net (loss) income
            Basic and diluted.......................  $   433,707   $  2,575,682        $ (4,204,788)  $  3,955,064
                                                      ===========   ============        ============   ============
          Shares (denominator):
            Basic - Weighted average
                    Common Stock Outstanding........   39,738,567     41,305,291          34,279,990     41,136,459

            Options.................................    7,261,746      5,455,913                  --      4,818,591

            Warrants................................       19,995             --                  --             --
                                                      -----------   ------------        ------------   ------------

          Diluted...................................   47,020,308     46,761,204          34,279,990     45,955,050
                                                      ===========   ============        ============   ============
          Net (loss) income per share:
            Basic...................................  $      0.01   $       0.06        $      (0.12)  $       0.10
            Diluted.................................  $      0.01   $       0.06        $      (0.12)  $       0.09

For the six months ended June 30, 2000, the Company had securities outstanding which could potentially dilute basic earning per share ("EPS") in the future, but were excluded in the computation of diluted EPS in the period, as their effect would have been antidilutive due to the net loss reported in the period. Such outstanding securities consist of the following:

                                                     Six Months Ended June 30
                                                     ------------------------
                                                               2000
                                                            (unaudited)

            Outstanding Options.....................         9,085,385
            Warrants................................            20,000
                                                           -----------
                                                             9,105,385
                                                           ===========

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                                (In US dollars)

10. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:

                                                                  Three Months Ended June 30,
                                                                  --------------------------
                                                                      2000           2001
                                                                  --------------------------
                                                                          (unaudited)
      Revenues net of hardware cost:
      Network solutions net of
        hardware cost..........................................   $ 7,090,587    $ 9,246,957
      Software licence.........................................     4,442,288      6,705,990
      Software service.........................................       202,948      1,072,940
                                                                  -----------    -----------
             Total Software....................................     4,645,236      7,778,930
                                                                  -----------    -----------
      Consolidated revenues
        net of hardware cost...................................    11,735,823     17,025,887
      Consolidated cost of revenues
        net of hardware cost...................................     3,744,833      3,676,486
                                                                  -----------    -----------
      Consolidated gross profit................................   $ 7,990,990    $13,349,401
                                                                  ===========    ===========
      Gross profit:
        Network Solutions......................................   $ 4,075,550    $ 6,436,739
        Software...............................................     3,915,440      6,912,662
                                                                  -----------    -----------
      Consolidated gross profit................................   $ 7,990,990    $13,349,401
                                                                  ===========    ===========
      Depreciation and amortization:
        Network Solutions......................................   $   296,438    $   425,579
        Software...............................................       224,476        358,015
                                                                  -----------    -----------
                                                                  $   520,914    $   783,594
                                                                  ===========    ===========
     (Loss) income from operations:
        Network Solutions......................................   $  (791,232)   $ 1,199,546
        Software...............................................      (937,825)       562,130
                                                                  -----------    -----------
      Consolidated (loss) income from
        operations.............................................   $(1,729,057)   $ 1,761,676
                                                                  ===========    ===========

                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                      2000           2001
                                                                  --------------------------
                                                                        (unaudited)
      Revenues net of hardware cost:
      Network solutions net of
          hardware cost........................................   $10,768,770    $17,583,258
        Software license.......................................     6,235,314     12,177,760
        Software service.......................................       202,948      1,470,916
                                                                  -----------    -----------
             Total Software....................................     6,438,262     13,648,676
                                                                  -----------    -----------
      Consolidated revenues
        net of hardware cost...................................    17,207,032     31,231,934
      Consolidated cost of revenues
        net of hardware cost...................................     6,540,260      6,603,983
                                                                  -----------    -----------
      Consolidated gross profit................................   $10,666,772    $24,627,951
                                                                  ===========    ===========
      Gross profit:
        Network Solutions......................................   $ 4,960,104    $12,702,138
        Software...............................................     5,706,668     11,925,813
                                                                  -----------    -----------
      Consolidated gross profit................................   $10,666,772    $24,627,951
                                                                  ===========    ===========
      Depreciation and amortization:
        Network Solutions......................................   $   643,390    $   902,994
        Software...............................................       385,778        700,933
                                                                  -----------    -----------
                                                                  $ 1,029,168    $ 1,603,927
                                                                  ===========    ===========
     (Loss) income from operations:
        Network Solutions......................................   $(4,209,922)   $ 1,829,015
        Software...............................................    (2,460,314)       (90,921)
                                                                  -----------    -----------
      Consolidated (loss) income from
        operations.............................................   $(6,670,236)   $ 1,738,094
                                                                  ===========    ===========

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2000 and 2001
                                (In US dollars)

For the three and six months ended June 30, 2000, all of the Company's revenues were derived from sales to customers in the People's Republic of China. For the three and six months ended June 30, 2001, more than 90% of the Company's revenues were derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the installation of hardware, software and performance of system integration work and software related service. Also, as of December 31, 2000 and June 30, 2001, 99% of the Company's long-lived assets were located in the People's Republic of China.

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

Sales to China Telecom and its provincial subsidiaries accounted for approximately 98%, 84% and 34% of our gross revenues in 1998, 1999 and 2000, respectively. Our customer base is continuing to diversify and, at June 30, 2001, approximately 33% of our backlog net of hardware costs was attributable to China Telecom, while 47% was attributable to China Unicom, 3% was attributable to China Netcom and 9% was attributable to China Mobile.

We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. Over the past several years, sales of software products have been an increasingly significant contributor to our business, accounting for 46% of revenues net of hardware costs in the three-month period ended June 30, 2001. We expect this trend to continue and have begun to establish arrangements with foreign companies to distribute our software products outside of China.

We also believe that there are opportunities for us to expand into new business areas. For example, as of June 30, 2001, we had invested a total of $2 million in our majority-owned network security business, MarSec Holdings, Inc., which focuses on high-end security services for our customers. MarSec generated sales orders net of hardware costs of approximately $1.3 million in the six months ended June 30, 2001, and we anticipate that it will generate total sales orders net of hardware costs of approximately $3 million in 2001. MarSec's operating results are consolidated with our operating results for financial reporting purposes.

On April 27 2001, we invested approximately $6 million to acquire a 14.25% equity interest in Intrinsic Technology (Holdings), Ltd., a company organized in the Cayman Islands and engaged in wireless Internet application and development through its two wholly owned subsidiaries in China. For the three months ended June 30, 2001, we have accounted for our interest in Intrinsic using the equity method, but we are currently in the process of reviewing our use of the equity method, and may determine to use the cost method in the future.

REVENUES

Our total revenues have grown from $44.2 million in 1998 to $60.3 million in 1999 and $176.1 million in 2000. We generate our revenues from our two principal business lines: network solutions and software products. Although we account for our network solutions revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy to focus increasingly on providing our customers with high value IT professional services while gradually outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown by business line on this basis:

                                  SIX MONTHS ENDED                                YEAR ENDED
                                      JUNE 30,                                    DECEMBER 31,
                                 ------------------         ------------------------------------------------------
BUSINESS LINE                    2001          2000         2000         1999         1998        1997        1996
-------------                    ----          ----         ----         ----         ----        ----        ----
Network solutions net of
 hardware costs                    56%           63%          61%          74%          88%         93%         89%
Software                           44%           37%          39%          26%          12%          7%         11%
                                 ----          ----         ----         ----         ----        ----        ----
    Total revenues net of
          hardware costs          100%          100%         100%         100%         100%        100%        100%
                                 ====          ====         ====         ====         ====        ====        ====

As demonstrated by the foregoing table, software revenues have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 11% in 1996 to 44% in the first half of 2001.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software products. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software products are recognized during the course of the relevant project, as described in more detail below. At June 30, 2001, our revenue backlog net of hardware costs was $56 million, 64% of which related to network solutions and 36% of which related to software, providing clear revenue visibility into the next two quarters.

NETWORK SOLUTIONS REVENUES. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration and training. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that, as the Internet-related market in China develops, our customers will increasingly purchase hardware directly from hardware vendors and pay us separately for the full value of our professional services.

We generally charge a fixed price for our network solutions projects and recognize revenue based on the percentage of completion of the project. Labor hours and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware on behalf of the customer. Such hardware-related revenues are recognized upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. However, these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

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

SOFTWARE REVENUES. In order to reflect more accurately the revenues generated by our two strategic business units - network solutions and software - in the second quarter of 2001 we began classifying software revenues to include two types of software revenues: software license revenue and software services revenue. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, up to a specified maximum number of users. Our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software services revenue consists of revenues from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been contract-related, meaning that it has been derived from customer orders requiring significant production, modifications, or customization of our software. We recognize all software revenue that is contract-related over the installation and customization periods, based on the percentage of completion of the project as measured by labor hours. Substantially all of our software revenues are derived from our customer management and billing, network management and messaging software products.

The foregoing network solutions and software revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the contract. In the case of hardware sales, the customer typically holds back around 10 to 15% of the hardware contract amount at the time of delivery. In the case of services, while there may be some down payment, most of the revenues becomes billable at the time of primary acceptance. The unpaid amounts for hardware and services become payable at the time of final project acceptance, when payment of all unpaid contract amounts is due. When we recognize revenues for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become payable.

COST OF REVENUES

NETWORK SOLUTIONS COSTS. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs.
We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. See "Factors Affecting our Operating Results and our Common Stock -- Our working capital requirements may increase significantly." We recognize compensation and travel costs for project professionals as incurred. We accrue hardware warranty costs when hardware revenue is fully recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.8% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired. See "Factors Affecting our Operating Results and our Common Stock -- We extend warranties to our network solutions customers that expose us to potential liabilities."

SOFTWARE COSTS. Software license costs consist primarily of packaging and written manual expenses. The costs associated with creating and enhancing software are classified as research and development expenses as incurred. Software implementation services costs consist primarily of compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and in providing consultation, training and support services.

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

We provide most of our officers, employees and directors, with stock options.
In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, most of which were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 13 to our consolidated financial statements for the year ended December 31, 2000, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2001.

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues in accordance with the aging of the accounts receivables. Because our client base is continually expanding to include smaller telecommunications and Internet service providers, we revisit our estimates on collectibility on a periodic basis. Our days sales outstanding as of June 30, 2001, was 132 days, having increased from 115 days as of December 31, 2001. This increase was the result of the outstanding nature of several large backbone projects signed last year, which included substantial hardware pass through payments. At the request of our customers, we have agreed to allow them to withhold 15 to 20% of the payments due under the applicable contracts until final acceptance of the projects. The aging of these outstanding receivables will continue to increase until final acceptance, and we increased our bad debt provisions in this quarter by including a 100% provision for all accounts receivable that have aged over 365 days. These bad debt provisions are reported on our income statement as operating expenses under general and administrative expenses. See "Factors Affecting our Operating Results and our Common Stock -- Our working capital requirements may increase significantly."

TAXES

Except for hardware procurement and resale, we conduct substantially all of our business through our Chinese operating subsidiaries. Our Chinese subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax. AsiaInfo Technologies, our principal operating subsidiary, is classified as a "high technology" company for purposes of Chinese tax law and, as such, is entitled to preferential tax treatment in China. AsiaInfo Technologies operated free of Chinese state corporate income tax for three years, beginning with its first year of operation, and was entitled to a 50% tax reduction for the subsequent three years. The tax holiday for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies recently received a continuation of its preferential tax treatment from the local government for an additional three years, which will reduce its effective income tax rate to not less than 10%. In 2001, we anticipate that the effective corporate income tax rate applicable to AsiaInfo Technologies will be 10%. Changes in Chinese tax laws may adversely affect our future operations.

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

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our hardware procurement activities in the U.S. and interest income earned in the U.S.

FOREIGN EXCHANGE

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of our network solutions business and to our software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between the U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in China.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $21.6 million and $57.3 million, respectively, in the three- and six-month periods ended June 30, 2001, representing decreases of 58% and 23%, respectively, over the comparable periods in fiscal 2000. This decrease resulted from our recording a lower than normal amount of hardware pass-through revenues and costs in the three months ended June 30, 2001. As discussed above under "Revenues--Network Solutions Revenues," the timing of hardware delivery in our network solutions projects can cause gross revenues to fluctuate significantly, but these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

Revenues net of hardware costs were $17.0 million and $31.2 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 45% and 82%, respectively, over the comparable periods in fiscal 2000. Our strong growth in net revenue was driven by our high-end software and services. Total software revenues were $7.8 million and $13.6 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 67% and 112%, respectively, over the comparable periods in fiscal 2000. Of total software revenues for the three month period ended June 30, 2001, $6.7 million was software license revenues, representing a 51% increase over $4.4 million of software license revenues for the comparable period of 2000, 23% sequential growth and 39% of total net revenues.

COST OF REVENUES. Our cost of revenue was $8.2 million and $32.7 million, respectively, in the three- and six-month periods ended June 30, 2001, representing decreases of 81% and 48% over the comparable periods in fiscal 2000. The decreases were primarily due to a lower than normal amount of hardware pass-through revenues and costs in the three months ended June 30, 2001, as discussed above under "- Revenues".

GROSS PROFIT. Gross profit was $13.3 million and $24.6 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 67% and 131%, respectively, over the comparable periods in fiscal 2000.
Gross profit as a percentage of gross revenues, or gross margin, was 62% and 43%, respectively, in the three- and six-month periods ended June 30, 2001, as compared to 16% and 14% in the comparable periods of 2000. The increases in gross profit and gross margin are attributable to the continued growth in our higher-margin software revenues, the increased contribution of high-end services to our network solutions projects, and the less than normal amount of hardware pass-through revenues and costs associated with our network solutions projects during the three months ended June 30, 2001. See the discussion above under "-- Revenues."

OPERATING EXPENSES. Total operating expenses were $11.6 million and $22.9 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 19% and 32%, respectively, over the comparable periods in fiscal 2000.

Sales and marketing expenses were $5.8 million and $11.4 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 41% and 51%, respectively, over the comparable periods in fiscal 2000. Our sales and marketing expenses in the second quarter of 2001 were higher than our previous expectations as a result of a number of sales and marketing events and exhibitions that took place during the quarter. However, we expect our sales and marketing expenses for the full year of 2001 to be very close to our previous estimates.

Research and development expenses were $1.9 million and $3.6 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 22% and 33%, respectively, over the comparable periods in fiscal 2000. Although our research and development expenses for the second quarter of 2001 were lower than our previous expectations, we expect our full-year research and development expenses to be consistent with our previous estimates.

General and administrative expenses were $3.5 million and $7.1 million, respectively, in the three- and six-month periods ended June 30, 2001, representing increases of 4% and 24%, respectively, over the comparable periods in fiscal 2000. We continue to manage our general and administrative expenses tightly, and have employed conservative risk management methods by increasing our provision for bad debt in the second quarter to accommodate an increase in days sales outstanding for our accounts receivable. See the discussion above under "Operating Expenses."

INCOME (LOSS) FROM OPERATIONS. As a result of our strong top line growth and cost control, we posted a higher than expected operating profit for the quarter. For the three-month period ended June 30, 2001, we had an operating profit of $1.8 million, compared to an operating loss of $1.7 million for the second quarter of 2000. For the six-month period ended June 30, 2001, we had an operating profit of $1.7 million, compared to an operating loss of $6.7 million for the six-month period ended June 30, 2000.

OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of net interest income, totaled $1.8 million and $3.9 million for the three- and six-month periods ended June 30, 2001, as compared to other net income of $2.1 million and $2.4 million, respectively, for the corresponding periods in 2000. Interest income decreased to $2.2 million for the three-month period ended June 30, 2001 compared to $2.7 million for the comparable period in 2000 as a result of lower interest rates and as a result of our having less cash in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and six-month periods ended June 30, 2001, equity in loss of affiliate of $256,335 represented our share of the net loss of Intrinsic Technology (Holdings), Ltd., including goodwill amortization of $191,815. We acquired a 14.25% interest in Intrinsic Technology (Holdings), Ltd. on April 27, 2001.

NET INCOME. We recorded net income of $2.6 million, or $0.06 basic earnings per share, for the quarter ended June 30, 2001 and net income of $4.0 million, or $0.10 basic earnings per share for the six-month period ended June 30, 2001. This is in comparison to net income of $0.4 million in the quarter ended June 30, 2000 and a net loss of $4.2 million for the six-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

In March 2000, we completed an initial public offering of our common stock, from which we derived net proceeds of approximately $126.6 million. Total contributed shareholder equity at June 30, 2001 was $174.3 million.

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. See "Factors Affecting our Operating Results and our Common Stock-- Our working capital requirements may increase significantly". We have historically financed our working capital and other financing requirements through careful management of our network solutions billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2001 was $42.1 million, consisting of $19.8 million in billed receivables and $22.3 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-15% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long. At the end of the second quarter, our accounts receivable were 132 days sales outstanding, as compared to 147 days at the end of the same period last year and 115 days at the end of the first quarter of 2001. The main reason for the longer period of days sales outstanding as compared to the end of the first quarter of 2001 is the outstanding nature of several large Internet backbone projects signed last year. These projects included large hardware pass-through components for which the customers are entitled to withhold 15-20% of the total payments until final acceptance of the projects. These items accounted for about 30% of our total receivables and are reported as un-billed receivables. The aging of these receivables will continue until final acceptance of the projects, which we expect will occur in the second half of this year. Based on our past collection records with the relevant customers, we are confident that collection will be realized. However, in accordance with our conservative risk management methodologies, we increased our bad debt provisions for the three month period ended June 30, 2001 by including a 100% provision for all receivables aged over 365 days. Our bad debt provisions are reported on our income statement as operating expenses, under general and administrative expenses.

Our inventory position at the end of the quarter was approximately $36 million. Almost all of this inventory related to one project, signed in the first quarter of this year. The inventory was shipped in the first week of July. As of the date of this report, the inventory has been accepted by the customer, the revenue has been booked in the month of July and the letter of credit collection is in process.

As of June 30, 2001, we had total short-term credit facilities totaling $24.2 million expiring in November, 2001 and June, 2002, for working capital purposes, of which unused short-term credit facilities were $17.6 million at that date.
At June 30, 2001, borrowings under these facilities totaled $3.5 million, and $3.1 million was used to issue a standby letter of credit. Additional borrowings of approximately $10.8 million were secured by bank deposits of $11.3 million. All the borrowings were in Renminbi, the currency of China. The loans carry interest of 5.58% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $22 million and $27 million as of June 30, 2001 and December 31, 2000, respectively, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a strong cash position of $163 million, of which $83 million was in short term investments, $22 million was in restricted cash for the purpose of securing local currency loans, and $58 million of which was in cash and cash equivalents. Our short-term investments feature good fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest incomes. The main reasons for the changes in our cash position are the $6 million investment we made in Intrinsic Technology (Holdings), Ltd., the release of $5 million of restricted cash to repay Renminbi-denominated loans, and a $5 million payment towards our $36 million in inventory.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Boards issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments would be accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. We adopted SFAS No.133 on January 1, 2001 and it did not have a material effect on our financial condition, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations". SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS No.141 will have a significant impact on our financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No.142, "Goodwill and Other Intangible Asses", which is effective January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No.142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS No.142 on our financial position and results of operations.

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

Furthermore, if demand for Internet and telecommunications service from Chinese enterprises and households is not as strong as projected, our customers' investment in Internet and telecommunications infrastructure is likely to decrease. Although China's Internet population has increased dramatically in recent years and is expected to continue to grow, the average annual household income level in China is low relative to other industrialized nations. Low income levels may dampen the overall commercial impact of the Internet's growth in China relative to other countries.

LAWS AND REGULATIONS APPLICABLE TO THE INTERNET IN CHINA REMAIN UNSETTLED AND COULD HAVE A MATERIAL ADVERSE EFFECT ON THE INTERNET'S GROWTH AND THEREBY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Growth of the Internet in China could be materially adversely affected by governmental regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, new regulations have been and may continue to be adopted with respect to the Internet or other online services. The Ministry of Information Industry has recently promulgated the Administrative Measures on Internet Information Services and related implementing regulations. Among other things, the Administrative Measures on Internet Information
Services:

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. At June 30, 2001, China Telecom and China Unicom accounted for approximately 80% of our backlog net of hardware costs. In the future, we expect to derive an increasing portion of our revenues from China Unicom, China Mobile and China Netcom. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly. Other factors that may affect us include the following:

-- fluctuation in demand for our products and services as a result of the budgetary cycles of our large customers, particularly state-owned enterprises;

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

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. For example, in certain large Internet backbone projects we secured last year, we agreed to allow our customers to withhold 15 to 20% of the total contract payments until final acceptance of the projects. The outstanding nature of these payments and the large size of the backbone projects have caused our number of days sales outstanding to increase. Wider adoption of less favorable payment terms or delays in hardware deliveries will require us to increase our working capital needs significantly.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we have recently achieved operating profitability and had net income in 1996 and 1998, we have sustained net losses in 1997, 1999, 2000 and prior years. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of our common stock to decline.

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

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell substantially all of our systems integration projects on a fixed-price, fixed-time basis. Failure to complete a fixed-price, fixed-time project within budget and the required time frame would expose us to cost overruns and penalties that could have a material adverse effect on our business, operating results and financial condition. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale Internet infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines. A part of our network solutions business is installing Internet network hardware. If we are unable to obtain access to such equipment in a timely manner or on acceptable commercial terms, our business, particularly our relationships with our customers, may be materially and adversely affected.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR LAW ENFORCEMENT.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed trademark applications with the United States Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to Internet-related software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future in order to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

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

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

Our five largest shareholders, Warburg-Pincus Ventures, ChinaVest Group, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our President and Chief Executive Officer, and Louis Lau, our Chairman, in the aggregate, control over 60% of our voting stock. As a result, these shareholders are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,608,884. As of June 30, 2001, $6.1 million of the net proceeds had been used for purchases and installation of machinery and equipment, $8.3 million had been invested in our subsidiaries, Marsec Holdings, Inc., Guangdong Wanying Information Technology Co., Ltd., and Intrinsic Technology (Holdings) Ltd., and $14.7 million had been applied to research and development and sales and marketing expenses. The remainder of the net proceeds were held in temporary investments.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.


Exhibit Number        Description Exhibits
--------------        --------------------


3.1                   Certificate of Incorporation of AsiaInfo Holdings,
                      Inc., dated June 8, 1998/*/
3.2 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999/*/
3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000/***/
3.4 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
3.5                   By-Laws of AsiaInfo Holdings, Inc., dated December
                      19, 2000/***/
4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1 2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
10.2 Certificate of Merger of HTC Investments, Inc., a Delaware Corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13, 1999/*/
10.3 Shareholders' Agreement of MarSec Holdings, Inc., dated as of September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of MarSec Holdings, Inc./**/
10.4 Warrant to purchase Series A Preferred Shares of MarSec Holdings, Inc., issued to AsiaInfo Holdings, Inc. as of September 15, 2000/**/
10.5 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.6 Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang AsiaInfo Telecommunications Technology Co. Ltd. /***/
10.7 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution/***/
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)

/*/ Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).

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



                                        AsiaInfo Holdings, Inc.



Date: August 13, 2001                   By: /s/ Ying Han
                                        -------------------------------
                                        Name:  Ying Han
                                        Title: Chief Financial Officer
                                               (duly authorized officer
                                               and principal financial officer)