Form 10-Q
period 2001-09-30
ASIAINFO HOLDINGS INC
filed 2001-11-14
CIK 1100969

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                        Yes [X]               No [_]

    The number of shares outstanding of the Registrant's common stock as of
                       November 12, 2001 was 42,062,119

================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                               TABLE OF CONTENTS

                                                                          Page
PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)                                3

a)          Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2000 and 2001         3

b)          Condensed Consolidated Balance Sheets as of December 31, 2000
            and September 30, 2001                                          5

c)          Condensed Consolidated Statements of Cash Flows for the
            three and nine months ended September 30, 2000 and 2001         6

d)          Notes to Condensed Consolidated Financial Statements for the
            nine months ended September 30, 2000 and 2001                   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     33

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                      33

Item 5.     Other Information                                              34

Item 6.     Exhibits and Reports on Form 8-K                               34

SIGNATURE                                                                  36

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In US dollars)

                                          Three Months Ended September 30,
                                          --------------------------------
                                               2000               2001
                                          -------------      -------------
                                                     (Unaudited)
  Revenues:
  Network solutions.......................  $52,820,177       $86,323,164
  Software................................    5,248,169         7,708,204
                                            -----------       -----------
  Total revenues..........................   58,068,346        94,031,368
                                            -----------       -----------
  Cost of revenues:
  Network solutions.......................   47,151,598        77,649,147
  Software................................    1,126,871           841,786
                                            -----------       -----------
  Total cost of revenues..................   48,278,469        78,490,933
                                            -----------       -----------
  Gross profit............................    9,789,877        15,540,435
                                            -----------       -----------
  Operating expenses:
  Sales and marketing (excluding
   stock-based compensation:
   2000: $129,299; 2001: $78,150).........    5,702,270         6,322,455
  General and administrative (excluding
   stock-based compensation:
   2000: $257,738; 2001: $104,195)........    3,499,681         3,550,135
  Research and development (excluding
   stock-based compensation:
   2000: $80,170; 2001: $34,114)..........    1,743,171         1,945,165
  Amortization of deferred stock
   compensation...........................      467,207           216,459
                                            -----------       -----------
  Total operating expenses................   11,412,329        12,034,214
                                            -----------       -----------
  (Loss) income from operations...........   (1,622,452)        3,506,221
                                            -----------       -----------
  Other income (expense):
  Interest income.........................    2,283,139         1,644,214
  Interest expense........................     (284,876)         (216,410)
  Other income (expenses), net............       14,310            (5,098)
                                            -----------       -----------
  Total other income, net.................    2,012,573         1,422,706
                                            -----------       -----------
Income before income taxes, minority
 interests and equity in loss
  of affiliate............................      390,121         4,928,927
  Income tax (benefit) expense............       (6,479)          985,785
                                            -----------       -----------
Income before minority interests and
  equity in loss of affiliate.............      396,600         3,943,142
  Minority interests in profit (loss) of
  consolidated subsidiaries...............       18,808          (104,754)
  Equity in loss of affiliate.............           --          (319,776)
                                            -----------       -----------
  Net income..............................  $   415,408       $ 3,518,612
                                            ===========       ===========
  Net income per share:
  Basic...................................        $0.01             $0.08
                                            ===========       ===========
  Diluted.................................        $0.01             $0.08
                                            ===========       ===========
  Shares used in computation:
  Basic...................................   39,841,935        41,757,250
                                            ===========       ===========
  Diluted.................................   45,456,176        45,159,256
                                            ===========       ===========

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In US dollars)

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                2000              2001
                                           -------------     -------------
                                                      (Unaudited)
 Revenues:
  Network solutions.......................   120,365,012       130,004,514
  Software................................    11,686,431        21,356,880
                                            ------------      ------------
  Total revenues..........................   132,051,443       151,361,394
                                            ------------      ------------
 Cost of revenues:
  Network solutions.......................   109,736,329       108,628,359
  Software................................     1,858,464         2,564,649
                                            ------------      ------------
  Total cost of revenues..................   111,594,793       111,193,008
                                            ------------      ------------
 Gross profit.............................    20,456,650        40,168,386
                                            ------------      ------------
 Operating expenses:
  Sales and marketing (excluding
   stock-based compensation:
   2000: $525,379; 2001: $305,485)........    13,290,821        17,769,674
 General and administrative (excluding
   stock-based compensation:
   2000: $930,188; 2001: $487,622)........     9,273,739        10,695,791
 Research and development (excluding
   stock-based compensation:
   2000: $296,246; 2001: $143,659)........     4,432,965         5,521,840
 Amortization of deferred stock
   compensation...........................     1,751,813           936,766
                                            ------------      ------------
 Total operating expenses.................    28,749,338        34,924,071
                                            ------------      ------------
  (Loss) income from operations...........    (8,292,688)        5,244,315
                                            ------------      ------------
 Other income (expense):
  Interest income.........................     5,503,698         6,224,764
  Interest expense........................      (894,441)         (883,280)
  Other expenses, net.....................      (192,564)          (38,750)
                                            ------------      ------------
  Total other income, net.................     4,416,693         5,302,734
                                            ------------      ------------
 (Loss) income before income taxes,
  minority interests and equity in loss
  of affiliate............................    (3,875,995)       10,547,049
  Income tax (benefit) expense............       (67,808)        2,261,816
                                            ------------      ------------
 (Loss) income before minority interests
  and equity in loss of affiliate.........    (3,808,187)        8,285,233
 Minority interests in profit (loss) of
  consolidated subsidiaries...............        18,808          (235,446)
 Equity in loss of affiliate..............            --          (576,111)
                                            ------------      ------------
 Net (loss) income........................    (3,789,379)        7,473,676
                                            ============      ============
 Net (loss) income per share:
  Basic...................................        $(0.10)            $0.18
                                            ============      ============
  Diluted.................................        $(0.10)            $0.16
                                            ============      ============
 Shares used in computation:
  Basic...................................    36,133,972        41,343,389
                                            ============      ============
  Diluted.................................    36,133,972        45,689,785
                                            ============      ============

               See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In US dollars)

                                                      December 31, September 30,
                                                      -----------  ------------
                                                          2000         2001
                                                      -----------  ------------
                                                                    (unaudited)
                              ASSETS
 Current Assets:
  Cash and cash equivalents......................... $ 48,833,956  $104,597,540
  Restricted cash...................................   26,733,179    25,764,358
  Short-term investments............................  110,400,000    22,409,927
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $545,013 and $1,187,700 at
   December 31, 2000 and September 30, 2001,
   respectively) ...................................   55,597,496    80,959,943
  Inventories - hardware and parts..................    8,876,010     1,249,605
  Other receivables.................................    3,078,851     3,866,767
  Deferred income taxes.............................       78,203        83,398
  Prepaid expenses and other current assets.........      592,201     1,367,462
                                                     ------------  ------------
  Total current assets..............................  254,189,896   240,299,000

 Property and equipment--net........................    6,339,751     5,817,404
 Goodwill, at cost less accumulated amortization....    3,245,310     2,452,317
Investment in affiliate.............................           --     5,581,265
Deferred income taxes...............................      228,107       258,390
                                                     ------------  ------------
  Total Assets...................................... $264,003,064  $254,408,376
                                                     ============  ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Short-term bank loans............................. $ 20,644,834  $ 16,733,318
  Accounts payable..................................   42,037,151    29,836,256
  Deferred revenue..................................   12,501,524     3,585,483
  Other payables....................................    1,590,850       839,725
  Accrued employee benefits.........................   10,019,624     9,193,623
  Accrued expenses..................................    6,194,844    10,470,699
  Income taxes payable..............................      307,373     2,025,071
  Other taxes payable...............................    1,909,450     1,624,845
                                                     ------------  ------------
  Total current liabilities.........................   95,205,650    74,309,020
                                                     ------------  ------------
 Minority interest..................................      188,044       448,860
                                                     ------------  ------------
 Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01
   par value, shares issued and outstanding: 2000:
   40,822,940; 2001: 41,950,891.....................      408,229       419,509
  Additional paid-in capital........................  175,370,544   177,979,907
  Deferred stock compensation.......................   (1,655,821)     (719,055)
  Accumulated deficit...............................   (5,530,601)    1,943,075
  Accumulated other comprehensive income............       17,019        27,060
                                                     ------------  ------------
      Total stockholders' equity....................  168,609,370   179,650,496
                                                     ------------  ------------
      Total Liabilities and Stockholders' Equity.... $264,003,064  $254,408,376
                                                      ===========  ============

                See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In US dollars)


                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                           2000               2001
                                                                      --------------     -------------
                                                                                          (unaudited)
Cash flows from operating activities:
Net (loss) income...................................................    $(3,789,379)      $7,473,676
Adjustments to reconcile net (loss)
 income to net cash used in
 operating activities:
Depreciation........................................................        869,096        1,629,934
Amortization of goodwill............................................        792,992          818,363
Amortization of deferred stock
 compensation.......................................................      1,751,813          936,766
Deferred income taxes...............................................        (98,769)         (35,478)
Minority interest in loss of
 consolidated subsidiaries..........................................        (18,808)         235,446
Equity in loss of affiliate.........................................             --          576,111
Loss on disposal of property
 and equipment......................................................         90,721          158,784
Bad debt provision..................................................       (226,257)         642,687
Changes in operating assets and
 liabilities:
 Restricted cash....................................................    (10,944,419)         968,821
 Accounts receivable................................................    (39,951,040)     (26,005,134)
 Inventories........................................................      1,741,025        7,626,405
 Other receivables..................................................     (2,118,434)        (787,916)
 Prepaid expenses and other current
  assets............................................................       (777,976)        (775,261)
 Accounts payable...................................................     39,390,398      (12,200,895)
 Deferred revenue...................................................      2,959,943       (8,916,041)
 Other payables.....................................................       (451,776)        (751,125)
 Accrued employee benefits..........................................      4,590,984         (826,001)
 Accrued expenses...................................................      2,756,437        4,275,855
 Other taxes payable................................................       (274,263)        (284,605)
 Income taxes payable...............................................       (180,475)       1,717,698
                                                                         ----------       ----------
Net cash used in operating
activities..........................................................     (3,888,187)     (23,521,910)
Cash flows from investing activities:
(Increase) decrease of short-term
  investments.......................................................    (50,100,000)      87,990,073
Purchases of property and
 equipment..........................................................     (4,097,065)      (1,277,329)
Proceeds from disposal of
 fixed assets.......................................................             --           10,958
      Investment in affiliate.......................................             --       (6,157,376)
                                                                       ------------      -----------
      Net cash (used in) provided by
       investing activities.........................................    (54,197,065)      80,566,326
                                                                       ------------      -----------

                            ASIAINFO HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                (In US dollars)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                         2000               2001
                                                                     -----------         -----------
                                                                              (unaudited)

Cash flows from financing activities:
Net proceeds on issuance of common
 stock in initial public offering..................................   127,851,874                  --
Increase in short-term bank loans..................................    33,367,518          40,534,500
Repayment of short-term bank loans.................................   (23,631,629)        (44,446,016)
Proceeds on exercise of stock options..............................     1,226,210           2,620,643
Warrants exercised.................................................           400                  --
Capital contribution by minority
 interest..........................................................       217,397                  --
                                                                     ------------        ------------
Net cash provided by (used in)
financing activities...............................................   139,031,770          (1,290,873)
                                                                                         ------------
Net increase in cash and cash
equivalents........................................................    80,946,518           55,753,543
Cash and cash equivalents at beginning
of period..........................................................    25,403,884           48,833,956
Effect of exchange rate changes on cash
and cash equivalents...............................................        (6,024)              10,041
                                                                     ------------        -------------
Cash and cash equivalents at end of
period.............................................................  $106,344,378        $ 104,597,540
Supplemental cash flow information:
Cash paid during the period:
Interest...........................................................  $    724,581        $     887,859
Income taxes.......................................................  $    188,475        $     579,596
                                                                     ============        =============

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                         (In US dollars except shares)

1. GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the "Company") was incorporated in the State of Texas, in the United States, on June 17, 1993 and was subsequently reincorporated in the State of Delaware in June 1998. The Company currently operates through the following subsidiaries: AsiaInfo Technologies (China), Inc. ("AI Technology") (100% owned), Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang") (100% owned) and Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), all incorporated in the People's Republic of China ("China" or the "PRC") and Marsec Holdings, Inc. ("Marsec") (79% owned), incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126.6 million. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and sources computer related equipment in the U.S. for sale to customers in the PRC.

AI Technology was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of telecommunications-related information technology professional services and software products.

AI Zhejiang has an initial operating term of 15 years commencing April 5, 1995 (date of establishment). Its activities are performed in the PRC and comprise the development and sale of communication hardware and software, as well as providing related technology services. In connection with its acquisition in April 1999, the Company recorded goodwill of approximately $4.7 million, which is being amortized over 5 years. AI Zhejiang's results of operations are included in the Company's financial statements from the date of acquisition. In March 2001, the Company commenced the process of merging AI Zhejiang into AI Technology.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

Marsec, through its wholly owned subsidiary, provides network security consulting and services in the PRC.

On April 27, 2001, the Company invested approximately $6 million acquiring 14.25% of equity interest of Intrinsic Technology (Holdings), Ltd., a company registered in Cayman Islands and engaged in wireless Internet application and development through its two wholly owned subsidiaries in the PRC.

On September 14, 2001, the Company exercised its warrants to purchase 200,000 shares at US$3.5 a share increasing its investment in Marsec from 75% to 79%.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                                (In US dollars)

exercises significant influence, but not control, are accounted for using the equity method.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and nine months ended September 30, 2000 and 2001 are included. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

Revenue from network solutions contracts, which includes the procurement of hardware on behalf of customers, systems design, planning, consulting, and system integration is recognized based on the percentage of completion method. Labor costs and direct project expenses are used to determine the stage of completion except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery.

Software revenues represent license fees and related services which allow customers to use the Company's software products in perpetuity up to a maximum number of users. Contract revenue from software license fees and software implementation services, which generally represent customer orders requiring significant production, modifications, or customization of the software, is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor costs and direct project expenses. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was approximately $441,000 and $759,000 for the three months ended September 30, 2000 and 2001, respectively, and $982,000 and $2,454,000 for the nine months ended September 30, 2000 and 2001, respectively.

Revenue in excess of billings on service contracts is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $33,241,532 at December 31, 2000 and $50,972,140 at September 30, 2001.
Billings in excess of revenues recognized on service contracts are recorded as deferred revenue until revenue recognition criteria are met. At December 31, 2000 and September 30, 2001, the balance of trade account receivables of $22,355,964 and $29,987,803, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2000 and September 30, 2001 and the reported amounts of revenues and expenses during the three and nine months ended September 30, 2000 and 2001. Actual results could differ from those estimates.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on September 30, 2001 was US$1.00=RMB8.2769. No representation is made

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                                (In US dollars)

that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No.137 and SFAS No.138. SFAS No.133, as amended, requires companies to record all derivatives on the balance sheet as assets or liabilities measured at fair value. Gains and losses resulting from changes in fair market values of those derivative instruments are accounted for depending on the use of the instrument and whether it qualifies for hedge accounting. SFAS No.133, as amended, was adopted by the Company on January 1, 2001. Adoption of SFAS No. 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combination". SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No.141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No.142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No.142 on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligation", that addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. Management is currently assessing the impact, if any, the adoption of these standards will have on the Company's financial statements.

Information concerning the organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements for the year ended December 31, 2000

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                         (In US dollars except share)

prepared as part of the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2001. This report should be read in conjunction with such financial statements.

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

4. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income for the periods presented are as follows:

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                               2000          2001
                                                          -----------    ----------
                                                                  (unaudited)
          Net income...................................   $   415,408    $3,518,612

          Change in cumulative translation adjustment          (1,030)        2,126
                                                          -----------    ----------
          Comprehensive income.........................   $   414,378    $3,520,738
                                                          ===========    ==========

                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                              2000          2001
                                                          -----------    ----------
                                                                        (unaudited)
          Net (loss) income............................   $(3,789,379)   $7,473,676

          Change in cumulative translation adjustment          20,363        10,041
                                                          -----------    ----------
          Comprehensive (loss) income..................   $(3,769,016)   $7,483,717
                                                          ===========    ==========

5. SHORT-TERM BANK LOANS

As of September 30, 2001, the Company had total short-term credit facilities totaling $24.2 million expiring by June 2002. All of these facilities were for working capital purposes. At September 30, 2001, unused short-term credit facilities were $11.7 million and used facilities totaled $12.5 million of which $8.3 million was used for issuing a letter of credit. Additional borrowings of approximately $12.5 million were secured by bank deposits of $13.1 million. All the borrowings were in RMB, the currency of the PRC. The loans carry interest of 5.58% per annum and are repayable within one year. Additional bank deposits totaling $2.3 million were used for issuing a letter of credit. Bank deposits pledged as security for the bank loans, short-term credit facilities and issuing

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                         (In US dollars except shares)

a letter of credit totaled $26.7 million and $25.8 million as of December 31, 2000 and September 30, 2001, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

6. INVESTMENT IN AFFILIATE

In April 2001, the Company invested $6,157,376 in Intrinsic Technology (Holdings), Ltd. ("Intrinsic") for a 14.25% equity interest. The excess of purchase price over the Company's percentage interest in the recorded amount of the net assets of Intrinsic as of the acquisition date is $5,631,124. The period of amortization for the goodwill is five years based on the estimated useful life. The Company's share of loss of the affiliate of $319,776 and $576,111 for the three and nine months ended September 30, 2001, respectively, includes amortization of goodwill in the amount of $281,556 and $469,260 for the three and nine months ended September 30, 2001, respectively. In connection with the investment, the Company also received warrants from Intrinsic that will entitle the Company and its co-investors to acquire a controlling interest in Intrinsic. The investment in Intrinsic is recorded using equity method because the Company is able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board. Intrinsic and its wholly owned subsidiaries are engaged in wireless Internet application and development. The Company's net investment in affiliate at September 30, 2001 was $5.6 million.


7. CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                             Outstanding options
                                                             -------------------
                                                                         weighted average
                                                  Number of shares   exercise price per share
                                                  -----------------  ------------------------
                                                                (unaudited)
          Outstanding, January 1, 2001:               8,781,865                $ 9.43
          Granted............................         2,022,560                  9.34
          Cancelled..........................          (644,320)                15.51
          Exercised..........................          (236,137)                 2.40
                                                      ---------                ------
          Outstanding, March 31, 2001:                9,923,968                $ 9.18
          Granted............................           411,780                  9.63
          Cancelled..........................          (297,590)                13.93
          Exercised..........................          (375,904)                 1.18
                                                      ---------                ------
          Outstanding, June 30, 2001:........         9,662,254                $ 9.37
          Granted............................            37,000                 15.44
          Cancelled..........................          (340,250)                15.83
          Exercised..........................          (515,910)                 3.12
                                                      ---------                ------
           Outstanding, September 30, 2001:..         8,843,094                  9.51
                                                      =========                ======

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                                (In US dollars)


8. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:


                                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                                   --------------------------------      -------------------------------
                                                         2000            2001               2000               2001
                                                     -----------      -----------         -----------       -----------
                                                              (unaudited)                          (unaudited)
Net income (loss) (numerator):
 Net income (loss)
  Basic and diluted................................  $   415,408      $ 3,518,612         $(3,789,379)      $ 7,473,676
                                                     ===========      ===========         ===========       ===========
Shares (denominator):
 Basic - Weighted average
   Common Stock Outstanding........................   39,841,935       41,757,250          36,133,972        41,343,389
  Options..........................................    5,614,241        3,402,006                  --         4,346,396
                                                     -----------      -----------         -----------       -----------
Diluted............................................   45,456,176       45,159,256          36,133,972        45,689,785
                                                     ===========      ===========         ===========       ===========
Net income (loss) per share:
 Basic.............................................  $      0.01      $      0.08         $     (0.10)      $      0.18
 Diluted...........................................  $      0.01      $      0.08         $     (0.10)      $      0.16


For the nine months ended September 30, 2000, the Company had securities outstanding which could potentially dilute basic earning per share ("EPS") in the future, but were excluded in the computation of diluted EPS in the period, as their effect would have been antidilutive due to the net loss reported in the period. Such outstanding securities consist of the following:


                                             Nine Months Ended September 30
                                             ------------------------------
                                                        2000
                                                    (unaudited)
Outstanding Options......................            9,251,835
                                                     =========


For the three months ended September 30, 2000 and 2001, and nine months ended September 30, 2001, the Company had securities outstanding which could potentially dilute basic earning per share in the future, but were excluded in the computation of diluted EPS in the periods, as their exercise prices were above the average market values in the periods. Such outstanding securities consist of the following:

                           Three Months Ended September 30,     Nine Months Ended September 30,
                           --------------------------------     -------------------------------
                                2000         2001                           2001
                              ---------    ---------                   ------------
                                     (unaudited)                        (unaudited)
 Outstanding Options.....     2,433,550    2,434,520                      2,434,520
                              =========    =========                      =========


                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                                (In US dollars)


9. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION


Information on the Company's operating segments is as follows:


                                                      Three Months Ended September 30,
                                                     ---------------------------------
                                                         2000                 2001
                                                     -----------          ------------
                                                               (unaudited)
Revenues net of hardware cost:
  Network solutions net of hardware cost........     $ 8,050,749          $12,437,492
  Software......................................       5,248,169            7,708,204
                                                     -----------          -----------
Consolidated revenues
  net of hardware cost..........................      13,298,918           20,145,696
Consolidated cost of revenues
  net of hardware cost..........................       3,509,041            4,605,261
                                                     -----------          -----------
Consolidated gross profit.......................     $ 9,789,877          $15,540,435
                                                     ===========          ===========
Gross profit:
  Network Solutions.............................     $ 5,668,579          $ 8,674,017
  Software......................................       4,121,298            6,866,418
                                                     -----------          -----------
Consolidated gross profit.......................     $ 9,789,877          $15,540,435
                                                     ===========          ===========
Depreciation and amortization:
  Network Solutions.............................     $   368,404          $   505,632
  Software......................................         264,516              313,368
                                                     -----------          -----------
                                                     $   632,920          $   819,000
                                                     ===========          ===========
(Loss) income from operations:
  Network Solutions.............................     $  (175,422)         $ 2,445,269
  Software......................................      (1,447,030)           1,060,952
                                                     -----------          -----------
Consolidated (loss) income from
  operations....................................     $(1,622,452)         $ 3,506,221
                                                     ===========          ===========

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                 Nine Months Ended September 30, 2000 and 2001
                                (In US dollars)


                                                      Nine Months Ended September 30,
                                                     ---------------------------------
                                                        2000                 2001
                                                     -----------         -----------
                                                               (unaudited)
Revenues net of hardware cost:
Network solutions net of
  hardware cost.................................     $18,819,519         $30,020,749
Software........................................      11,686,431          21,356,880
                                                     -----------         -----------
Consolidated revenues
  net of hardware cost..........................      30,505,950          51,377,629
Consolidated cost of revenues
  net of hardware cost..........................      10,049,300          11,209,243
                                                     -----------         -----------
Consolidated gross profit.......................     $20,456,650         $40,168,386
                                                     ===========         ===========
Gross profit:
Network Solutions...............................     $10,628,683         $21,376,155
Software........................................       9,827,967          18,792,231
                                                     -----------         -----------
Consolidated gross profit.......................     $20,456,650         $40,168,386
                                                     ===========         ===========
Depreciation and amortization:
  Network Solutions.............................     $ 1,017,330         $ 1,430,578
  Software......................................         644,758           1,017,719
                                                     -----------         -----------
                                                     $ 1,662,088         $ 2,448,297
                                                     ===========         ===========
       (Loss) income from operations:
  Network Solutions.............................     $(4,344,042)        $ 4,195,974
  Software......................................      (3,948,646)          1,048,341
                                                     -----------         -----------
Consolidated (loss) income from
  operations....................................     $(8,292,688)        $ 5,244,315
                                                     ===========         ===========


For the three and nine months ended September 30, 2000, all of the Company's revenues were derived from sales to customers in the PRC. For the three and nine months ended September 30, 2001, more than 90% of the Company's revenues were derived from sales to customers in the PRC. Revenues are attributed to the country based on the installation of hardware, software and performance of system integration work and software related service. Also, as of December 31, 2000 and September 30, 2001, 99% of the Company's long-lived assets are located in the People's Republic of China.

During 2001, the Company included as a component of software revenues the software service revenue that had previously been included as a component of network solutions revenue. Such change in classification is consistent with the Company's current internal reporting structure.

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

OVERVIEW

We are a leading China-based company providing world class software products and network solutions. Our software products and network solutions enable our customers to build, maintain, operate and continuously improve their Internet and telecommunications infrastructure.

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

Sales to China Telecom and its provincial subsidiaries accounted for approximately 98%, 84% and 34% of our gross revenues in fiscal 1998, 1999 and 2000, respectively. Our customer base is continuing to diversify and, at September 30, 2001, approximately 31% of our backlog net of hardware costs was attributable to China Telecom, while 46% was attributable to China Unicom, 4% was attributable to China Netcom and 10% was attributable to China Mobile.

We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. Over the past several years, sales of software products have been an increasingly significant contributor to our business, accounting for 38.3% of revenues net of hardware costs in the three-month period ended September 30, 2001.

We also believe that there are opportunities for us to expand into new business areas. For example, as of September 30, 2001, we had invested a total of $2.7 million in our majority-owned network security business, Marsec Holdings, Inc., which focuses on high-end security services for our customers. Marsec generated sales orders net of hardware costs of approximately $2.4 million in the nine months ended September 30, 2001, and we anticipate that it will generate total sales orders net of hardware costs of approximately $3 million in 2001.

Marsec's operating results are consolidated with our operating results for financial reporting purposes.

On April 27, 2001, we invested approximately $6 million to acquire a 14.25% equity interest in Intrinsic Technology (Holdings), Ltd., a company organized in the Cayman Islands and engaged in wireless Internet application and development through its two wholly owned subsidiaries in China. We account for our interest in Intrinsic using the equity method.

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


                                    NINE MONTHS ENDED                          YEAR ENDED
                                      SEPTEMBER 30,                            DECEMBER 31,
                                   -------------------          --------------------------------------------
BUSINESS LINE                         2001       2000            2000      1999     1998     1997      1996
------------------------------------------------------          --------------------------------------------
Network solutions net of
  hardware costs                        58%        62%             61%       74%      88%      93%       89%
Software                                42%        38%             39%       26%      12%       7%       11%
                                      ----       ----            ----      ----     ----     ----      ----
 Total revenues net of
  hardware costs                       100%       100%            100%      100%     100%     100%      100%
                                      ====       ====            ====      ====     ====     ====      ====


As demonstrated by the foregoing table, software revenues have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 11% in 1996 to 42% in the first three quarters of 2001.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software products. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software products are recognized during the course of the relevant project, as described in more detail below. At September 30, 2001, our revenue backlog net of hardware costs was $46.8 million, 64% of which related to network solutions and 36% of which related to software. Our revenue backlog net of hardware costs represents a 37% increase over backlog one year ago, and provides clear revenue visibility into the next two quarters.

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

We generally charge a fixed price for our network solutions projects and recognize revenue based on the percentage of completion of the project. We use labor costs and direct project expenses to determine the stage of completion, except for revenues associated with the procurement of hardware on behalf of the customer. We recognize such hardware-related revenues upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. However, these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

Network solutions projects generally have a life of nine to twelve months, during which there are three key milestones. The first milestone occurs when the hardware is delivered, which is usually between three and four months after signing the contract. The second milestone in a network solutions project is at primary acceptance, which usually occurs around five months after hardware delivery. The third milestone is final acceptance, which occurs when the customer agrees that we have satisfactorily completed all of our work on the project.

SOFTWARE REVENUES. In the second quarter of 2001, we began including in software revenues two types of revenues: software license revenue and software service revenue. Software service revenue had been previously included in network solutions revenue. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, up to a specified maximum number of users. Our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software service revenue consists of revenues from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been contract-related, meaning that it has been derived from customer orders requiring some modifications or customization of our software. We recognize all software revenue that is contract-related over the installation and customization periods, based on the percentage of completion of the project as measured by labor costs and direct project expenses. Substantially all of our software revenues are derived from our customer management and billing, network management and messaging software products.

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

We provide most of our officers, employees and directors, with stock options.
In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in our incurring deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years.
The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 13 to our consolidated financial statements for the year ended December 31, 2000, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2001.

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues in accordance with the aging of the accounts receivable. Because our client base is continually expanding to include smaller telecommunications and Internet service providers, we revisit our estimates on collectibility on a periodic basis.

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

Sales of hardware in China are subject to a 17% value added tax. Most of our hardware sales are made through our U.S. parent company and thus are not subject to the value added tax. We effectively pass these taxes through to our customers and do not include them in revenues reported in our financial statements. Sales of software in China are subject to a 17% value added tax. However, if the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% on software license revenues. This policy is effective until 2010.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $94 million and $151 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 62% and 15%, respectively, over the comparable periods in fiscal 2000. Our high level of gross revenues in the third quarter of 2001 was attributable to large network construction projects, primarily with China Unicom, representing $66.6 million of such revenues.

Revenues net of hardware costs were $20.1 million and $51.4 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 51% and 68%, respectively, over the comparable periods in fiscal 2000. Total software revenues were $7.7 million and $21.4 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 47% and 83%, respectively, over the comparable periods in fiscal 2000. Of total software revenues for the three month period ended September 30, 2001, $6.5 million was software license revenues, representing a 33% increase over the comparable period of 2000. For the nine months ended September 30, 2001, our gross revenues increased 15% year over year, while our revenues net of hardware costs increased 68%, demonstrating our decreased dependency on hardware resale. This decreased dependency has resulted in larger portions of higher-margin solutions and services in our network solutions contracts and better use of our working capital.

COST OF REVENUES. Our cost of revenue, was $78.5 million and $111.2 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing an increase of 63% over the three-month period ended September 30, 2000 and a decrease of less than one percent as compared to the nine-month period ended September 30, 2000. These costs of revenue consist primarily of hardware pass-through costs.

GROSS PROFIT. Gross profit was $15.5 million and $40.2 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 59% and 96%, respectively, over the comparable periods in fiscal 2000.

OPERATING EXPENSES. Our total operating expenses were $12 million and $34.9 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 5% and 21%, respectively, over the comparable periods in fiscal 2000. The low growth rate for total operating expenses in the third quarter of 2001 demonstrates our continuing ability to achieve high operating efficiency.

Sales and marketing expenses were $6.3 million and $17.8 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 11% and 34%, respectively, over the comparable periods in fiscal 2000. We expect our sales and marketing expenses in the fourth quarter of 2001 to be lower as compared to the third quarter.

Research and development expenses were $1.9 million and $5.5 million, respectively, in the three- and nine-month periods ended September 30, 2001, representing increases of 12% and 25%, respectively, over the comparable periods in fiscal 2000. The 25% increase in year to date research and development expenses demonstrates the investment focus of our resource allocations.

INCOME (LOSS) FROM OPERATIONS. For the three-month period ended September 30, 2001, we had an operating profit of $3.5 million, compared to an operating loss of $1.6 million for the third quarter of 2000. For the nine-month period ended September 30, 2001, we had an operating profit of $5.2 million, compared to an operating loss of $8.3 million for the nine-month period ended September 30, 2000. Our expanding profitability has been driven by increasing revenues net of hardware costs, increasing contributions from high-end solutions and software, and effective expense control, leading us to increase our full year earnings guidance as discussed below under "- Net Income."

OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of net interest income, totaled $1.4 million and $5.3 million for the three- and nine-month periods ended September 30, 2001, as compared to other net income of $2.0 million and $4.4 million, respectively, for the corresponding periods in 2000. Interest income decreased to $1.6 million for the three-month period ended

September 30, 2001 compared to $2.3 million for the comparable period in 2000 as a result of lower interest rates and as a result of our having less cash in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and nine-month periods ended September 30, 2001, equity in loss of affiliate of approximately $320,000 and $576,000 represented our share of the net loss of Intrinsic Technology (Holdings), Ltd., including goodwill amortization of $280,000 and $469,000. We acquired a 14.25% interest in Intrinsic Technology (Holdings), Ltd. on April 27, 2001.

NET INCOME. We recorded net income of $3.5 million, or $0.08 basic earnings per share, for the quarter ended September 30, 2001 and net income of $7.5 million, or $0.18 basic earnings per share for the nine-month period ended September 30, 2001. This is in comparison to net income of $0.4 million in the quarter ended September 30, 2000 and a net loss of $3.8 million for the nine-month period ended September 30, 2000. We have increased our 2001 full year earnings guidance to projected net income of $11.3 to $11.5 million, or $0.26 to $0.27 per basic share.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in certain recent large projects, we obtained less favorable payment terms from our customers, thereby increasing our working capital requirements. See "Factors Affecting our Operating Results and our Common Stock
- Our working capital requirements may increase significantly". We have historically financed our working capital and other financing requirements through careful management of our network solutions billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

At September 30, 2001, we had a cash position of $152.8 million (of which $22.4 million was in short term investments, $25.8 million was in restricted cash and $104.6 million was in cash and cash equivalents). Our cash position was $10 million lower than at the end of the second quarter of 2001 due to a larger than normal amount of accounts receivable. Our accounts receivable balance at September 30, 2001 was $81 million, consisting of $30 million in billed receivables and $51 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the third quarter, our billed receivables were 53 days sales outstanding. Our unbilled receivables were 91 days sales outstanding. The longer-than-normal level of days sales outstanding is primarily attributable to the two large networks construction projects we are currently undertaking for one customer. As of October 22, 2001, we had collected 44% of these billed receivables. We expect days sales outstanding to decrease significantly by the end of the fourth quarter, as we anticipate that one of the two large networks construction projects will reach final acceptance during the quarter. We have recorded a bad debt provision of $1.2 million during the nine-month period ended September 30, 2001.

Our inventory position at the end of the quarter was approximately $1.2 million. Inventories were down significantly this quarter as we delivered all of the hardware for two large network construction projects.

As of September 30, 2001, we had total short-term credit facilities totaling $24.2 million, expiring by June, 2002, for working capital purposes, of which unused short-term credit facilities were $11.7 million at that date. At September 30, 2001, borrowings under these facilities totaled $4.2 million, and $8.3 million had been used to issue a letter of credit. Additional borrowings of approximately $12.5 million were secured by bank deposits of $13.1 million. All the borrowings were in Renminbi, the currency of China. The loans carry interest of 5.58% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $25.8 million as of September 30, 2001, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a strong cash position of $152.8 million, of which $22.4 million was in short term investments, $25.8 million was in restricted cash for the purpose of securing local currency loans, and $104.6 million of which was in cash and cash equivalents. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2002. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We plan to raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No.141, "Business Combinations". SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No.141 did not have a significant impact on our financial statements.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligation", that addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. Management is currently assessing the impact, if any, the adoption of these standards will have on our financial statements.

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

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Planning Commission of the People's Republic of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Despite the high priority currently accorded by the government to the development of telecommunications industry and Internet infrastructure, and a high level of funding allocated by the government to these sectors, insufficient government allocation of funds to sustain the growth of the telecommunications and Internet industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. At September 30, 2001, China Telecom and China Unicom accounted for approximately 77% of our backlog net of hardware costs. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we have recently achieved operating profitability and had net income in 1996 and 1998, we have sustained net losses in 1997, 1999 and 2000. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of our common stock to decline.

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

WE ARE HIGHLY DEPENDENT ON OUR EXECUTIVE OFFICERS.

Each of our executive officers has responsibility for an important segment of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of executive officers' services could be detrimental to our operations. To ensure continuity of management, we have entered into employment agreements with all of our executive officers. We do not have, and do not plan to obtain, "key man" life insurance on any of our employees.

SINCE OUR BUSINESS HAS BEEN EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE AN APPROPRIATE BASIS ON WHICH TO EVALUATE US OR OUR PROSPECTS.

We began generating significant network solutions revenue in 1996 and significant software license revenues in 1998. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. In particular, we are currently investing substantial personnel and financial resources in expanding our software business and making strategic investments in complementary businesses in China. As a result, our historical financial data may not provide a meaningful basis upon which investors may evaluate us and our prospects. You should consider the risks and difficulties encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and our level of success depend, among other things, on the level of demand for Internet-related, professional IT services and software products in China.

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

In the customer management and billing software market, we compete with both international and local software providers. In the online billing segment, we compete primarily with Portal Software, MIND and Ztec, and in the wireless billing segment, we compete with more than ten local competitors. The messaging software sector is highly competitive. Our principal competitors in this sector are Open Wave (formerly Software.com) and Netease. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's pending entry into the WTO, we anticipate the entrance of new competitors into the customer management and billing software market.

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

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR.

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on the economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD ADVERSELY AFFECT
US.

Our principal operating subsidiary, AsiaInfo Technologies, is a wholly foreign owned enterprise for Chinese legal purposes, which means that it is incorporated in China and wholly-owned by foreign investors. AsiaInfo Technologies, along with our indirect majority-owned subsidiary, Marsec Systems Inc., are subject to laws and regulations applicable to foreign investment in China in general and laws applicable to wholly foreign owned enterprises in particular. Legislation and regulations over the past 20 years have significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us .

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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2002. This classification of the board of directors may have the effect of delaying or preventing changes in control or management.

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,608,884. As of September 30, 2001, $6.3 million of the net proceeds had been used for purchases and installation of machinery and equipment, $9.0 million had been invested in our subsidiaries, Marsec Holdings, Inc., Guangdong Wanying Information Technology Co., Ltd., and Intrinsic Technology (Holdings) Ltd., and $17.2 million had been applied to research and development and sales and marketing expenses. The remainder of the net proceeds were held in temporary investments.

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

ITEM 5.  OTHER INFORMATION

Our board of directors resolved on May 31, 2001 to increase the number of directors on our board from seven to eight and to appoint Steve Chang, President and Chief Executive Officer of Trend Micro, Inc., as a new director. Steve Chang accepted the appointment and became a member of our board of directors on October 16, 2001. As with our other Class I directors, Steve Chang's current term as a director will expire at our annual meeting of stockholders to be held in 2003, at which time we anticipate that he will stand for election to a new term.

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

10.5 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.6 Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang AsiaInfo Telecommunications Technology Co. Ltd. /***/
10.7 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution/***/
11.1 Statement regarding computation of per share earnings (included in note 8 to condensed consolidated financial statements)

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


                                        AsiaInfo Holdings, Inc.



Date: November 14, 2001                 By: /s/ Ying Han
                                        -------------------------------
                                        Name:  Ying Han
                                        Title: Chief Financial Officer
                                               (duly authorized officer
                                               and principal financial officer)