Form 10-K
period 2001-12-31
ASIAINFO HOLDINGS INC
filed 2002-03-22
CIK 1100969

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001
                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Based on the closing sale price of the common stock on the Nasdaq National Market System on March 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $271,880,045.31.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 42,693,394 at March 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2002 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ASIAINFO HOLDINGS, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.Business...........................................................    3
ITEM 2.Properties.........................................................   20
ITEM 3.Legal Proceedings..................................................   20
ITEM 4.Submission of Matters to a Vote of Security Holders................   20

                                    PART II
ITEM 5.Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................   21
ITEM 6.Selected Financial Data............................................   22
ITEM 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operation.....................................................   23
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk........   42
ITEM 8.Financial Statements and Supplementary Data........................   42
ITEM 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   42

                                    PART III
ITEM 10.Directors and Executive Officers of The Registrant................   43
ITEM 11.Executive Compensation............................................   43
ITEM 12.Security Ownership of Certain Beneficial Owners and Management....   43
ITEM 13.Certain Relationships and Related Transactions....................   43

                                    PART IV
ITEM 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   44
SIGNATURES................................................................   45

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Our Operating Results and Our Common Stock."

In this report, "AsiaInfo," the "Company," "we," "us," and "our" refer to AsiaInfo Holdings, Inc. and its subsidiaries.

                                     PART I

ITEM 1. Business

OVERVIEW

We are a leading provider of telecommunications network integration and management solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their Internet and telecommunications infrastructure.

Our key customers are the leading telecommunications service providers in China, including China Telecommunications Corporation, or China Telecom, China United Telecommunications Corporation or China Unicom, China Mobile Communications Corporation, or China Mobile, China Network Communications Corporation, or China Netcom, and China Railway Communications, or China Railcom. We designed and built China Telecom's ChinaNET, which is China's first commercial and largest national Internet "backbone," meaning the physical network of cables and computers that carries Internet traffic. We are about to complete the second phase of UniNET, China's second national commercial Internet backbone, for China Unicom, and have completed the first phase of CNCNET, China's fourth national commercial Internet backbone, for China Netcom. We have also built CMCCNET, China Mobile's commercial Internet backbone and recently won a contract to design and build RailNet, China Railcom's national Internet backbone. In addition to these national Internet backbone projects, we have built numerous provincial Internet backbones throughout China, including GuangdongNET, the first and largest provincial commercial Internet backbone in China.

Although we built our business through major Internet backbone construction and integration projects, most of these projects have included the carrier-class, meaning high performance, highly fault tolerant software components that we develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of the China market. Because these software products, along with our network integration services, have a broad range of applications for our customers' businesses, including their fixed-line, wireless and Internet protocol, or IP, telephony services, our business has grown from a pure Internet infrastructure developer to a total telecommunications infrastructure software and services provider. We currently organize our combined network services and software product offerings into four solutions:

.. Network infrastructure solutions--which involve the construction, design, integration, management and optimization of large Internet and telecommunications networks;

.. Operation support system solutions, or OSS solutions--which include our highly scalable customer care and billing software capable of automating a telecom carrier's key business processes, such as billing and order and inventory management;

.. Service application solutions--which include our carrier-scale messaging software, as well as Internet protocol telephony and virtual private networks; and

.. Network security solutions--which include the design, integration and management of Internet protocol network security systems and the training of personnel to oversee such systems.

Three of these solutions--network infrastructure, operation support system, and service application--are offered through our three strategic business units, or SBUs, while network security solutions are offered through our majority-owned subsidiary, Marsec System Inc., or Marsec.

We commenced our operations in Texas in 1993 and moved our operations from Texas to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. For detailed financial information, please refer to our consolidated financial statements and the notes to those statements included in this report and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23 of this report. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., we conduct the bulk of our business through our wholly-owned operating subsidiary, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, which is a Chinese company.

RECENT DEVELOPMENTS

Bonson Acquisition

We completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, on February 6, 2002. In connection with the acquisition, we anticipate that the former shareholders of Bonson will receive approximately $30 million cash and approximately $18.6 million in shares of our common stock.

Bonson is a leading provider of operation support system solutions to wireless telecommunications businesses in China, including billing, accounting and reporting, settlement, customer relationship management and decision support systems. Bonson's other product lines include mobile network monitoring systems, network management and wireless data applications. Bonson's largest customers are China Mobile and various provincial subsidiaries of China Mobile. The company is based in Guangzhou, China and has approximately 200 employees.

We believe that the acquisition of Bonson will allow us to fully capitalize on growth opportunities in China's wireless operation support system solutions market, and significantly increase our share of that market.

New Strategic Business Units

At the start of 2002, we reorganized our internal operations into three strategic business units, which correspond with three of our product offerings--network infrastructure solutions, operation support system solutions, and service application solutions. Each of these business units is responsible for both the service and software components that comprise their product offerings. The investment focus of Chinese telecom carriers is evolving from pure infrastructure to high value-added services and software, enabling them to optimize network performance, streamline business processes, and generate more revenue by offering new business. Our three new SBUs were formed to address these market demands seamlessly. Our fourth product offering-- network security solutions--is provided by our majority-owned subsidiary, Marsec.

INDUSTRY BACKGROUND

Over the past several years, the telecommunications industry in China has gone through several restructurings, which are described in greater detail below. These restructurings have been accompanied by deregulation and have led to rapid growth in the market for telecommunications services. For example, according to Wu Jichuan, Minister of China's Ministry of Information Industry, or MII, in 2001 China's fixed-line phone subscribers increased by 23% to 179 million and wireless phone users increased by approximately 70% to 145 million. During that period, total revenue generated by the telecommunications sector reached approximately $42.6 billion, up 15% from the previous year. In July 2001, China surpassed the United States to become the largest market for wireless telephony in the world. As the overall telecommunications market has changed and expanded, the Internet market in China has grown rapidly due to increased access to telecommunications services and declining personal computer prices. Internet Data Corporation, or IDC, estimates that Internet users in China will reach 25.1 million in 2002, representing a compound annual growth rate of 77.3% from 1999.

Prior to a major industry restructuring in 1999, the telecommunications and Internet markets in China were dominated by the predecessor company of China Telecom. In 1999, the predecessor company of China Telecom was divided into the following four companies:

..  China Telecom--providing fixed-line and data communication services;

..  China Mobile--providing mobile and data communication services;

..  China Satellite--providing satellite communications; and

..  Guoxin Paging--a paging business that was subsequently merged into China
   Unicom.

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would again reorganize China Telecom by splitting it geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom will merge with China Netcom and Jitong Communication, and will use the China Netcom name. The southern division will continue to operate under the China Telecom name.

Today, all major sectors of China's telecommunications industry, including fixed-line services, wireless telephony services and Internet services, contain multiple service providers. The following is a list of China's major service providers in different industry sub-sectors after the planned reorganization of China Telecom:

Industry Sub-Sector      Major Service Providers
-------------------      -----------------------
Fixed-line telephony.... China Telecom, China Unicom, China Netcom and China Railcom
Wireless telephony...... China Mobile and China Unicom
Internet protocol        China Telecom, China Unicom, China Netcom,
 telephony.............. China Mobile and China Railcom
Data communications and  China Telecom, China Unicom, China Netcom,
 Internet............... China Mobile and China Railcom

--------
Sources: IDC and AsiaInfo.

China's government has set aggressive goals for the future growth of China's telecommunications industry. According to MII's Tenth Five-Year Plan, the industry will continue to grow three times as fast as China's GDP during the period from 2001 through 2005. By 2005, the MII expects telecommunications service revenues to reach approximately $110 billion, which is triple the figure in 2000. The capacity of fixed switching equipment is expected to reach 300 million lines, while mobile switching capacity is expected to reach 360 million lines. According to the Tenth Five-Year Plan, there will be approximately 500 million telephone subscribers in China by 2005, representing a penetration rate of more than 40%. The number of fixed-line subscribers is expected to reach 240 million to 280 million with a penetration rate of 18% in 2005, compared to 11% in 2000. The number of mobile subscribers is expected to reach 260 million to 290 million with a penetration rate of 21% in 2005, compared to 6.7% in 2000. There will be approximately 200 million subscribers of data, multimedia and Internet services with a penetration rate of 15%. Based on preliminary calculations, a total of approximately $150 billion will be invested in the telecommunications industry, which is 20-30% higher than the total investment under China's Ninth Five-Year Plan.

In addition to the growing competition and increased infrastructure investment we anticipate among China's domestic telecommunications service providers, we expect future demand for telecommunications infrastructure solutions to be driven by foreign investment. On December 11, 2001, after fifteen years of negotiations, China became a member of the World Trade Organization, or WTO. Pursuant to the terms of China's accession to the WTO, China has agreed to allow foreign investment in domestic telecommunications enterprises for the first time. Under the implementing regulations that recently came into effect in China, foreign equity participation in the telecommunications sector will take the form of Sino-foreign joint ventures, and is expected to be phased in over a six year schedule. By the end of 2007 foreign investors will be permitted to own up to 49% of China's fixed-line and mobile telecommunications businesses, and up to 50% of so-called value-added telecommunications businesses, which include Internet service providers and Internet content providers.

China's liberalization of the foreign investment regime under the WTO is likely to introduce competition from foreign Internet and telecommunications services providers. We believe that increased competition from new market entrants will cause existing telecommunications service providers to invest more heavily in effective network management systems, operation support systems, and related technology support platforms in order to maintain their competitive advantages and sustain long-term development. With the rapidly increasing number of subscribers and the restructuring of China's telecom industry, the competitive focus will move from pricing to quality and product differentiation, while the investment focus will move from network construction to operation support systems that help carriers increase service quality and customer satisfaction, and reduce time to market. In 2001, this trend was evident among almost all the major service providers in China. China Mobile and China Unicom began operation support system projects, while China Telecom planned an upgrade of its system and began building integrated call centers.

MARKET OPPORTUNITIES

We believe the important trends in the telecommunications industry in China, as described above, present major opportunities for us in the following areas:

NETWORK CONSULTING, INTEGRATION AND MANAGEMENT SERVICES. With the broad usage of Internet technology and the development of Internet applications, telecommunications networks will become more complex, more customized and more difficult to manage. The deployment of telecommunications and Internet infrastructure in a complex, multi-vendor environment requires significant expertise that usually is not internally available to Chinese telecommunications services providers. As a result, they rely on experienced information technology, or IT, services companies like us to provide total solutions to their telecommunications and Internet infrastructure requirements in order to increase network efficiency, differentiate their services and ensure service quality. We believe that as the telecommunications market develops in China, our customers will continue to require high value IT services such as network design, network planning, network security and project management, and new high-end solutions such as operation support system solutions and wireless solutions.

MISSION CRITICAL OPERATION SUPPORT SYSTEM, OR OSS, SOFTWARE AND SERVICES. As a result of increased competition, telecommunications and Internet service providers in China are investing in OSS solutions to manage their fast growing businesses, meet the varying needs of their customers and reduce time to market. Telecommunications and Internet service providers in China are now focusing on differentiating their services, rather than competing solely on price. They are investing in customer care and support in order to study customer behavior and enhance customer satisfaction. Telecommunications and Internet service providers in China must be able to monitor customer activity, bill customer usage on a real-time basis, and scale services to millions of users in order to facilitate the rapid growth of their subscriber bases. These mission-critical needs cannot be met by traditional customer care and billing solutions that are inflexible, capable only of period processing, and difficult to scale. Our experience indicates that service providers in China prefer real-time, scalable and reliable billing and business management software and services that support their packaged services, flexible pricing policies and integrated customer care initiatives.

CONVERGENT APPLICATION SOFTWARE. The emergence of convergent communications has created an increasing demand for convergent software and solutions. Providers of convergent communications services, such as Internet protocol telephony and wireless data services, require customer care and billing software that is capable of accounting for and billing their customers' voice, data and Internet usage using common architecture. In addition, they need software products that enable them to provide convergent communications applications such as unified messaging products integrating email, voicemail, fax and messaging functions.

BROADBAND NETWORK SERVICES AND APPLICATION SOFTWARE. As a result of increased competition in China's telecommunications and Internet markets, carriers with narrowband networks are now aggressively upgrading to broadband networks with new service offerings. As a result, service providers in China have significantly accelerated their investment in broadband solutions for their backbone and provincial access networks, such as unified messaging, media streaming, video conferencing and wireless data related applications, to boost network usage and to generate revenue. This trend is providing us with opportunities to showcase our network consulting services, billing software and application software.

OUR STRATEGY

Our strategy is to be the leading China-based company providing world class network integration and management solutions, and to continue to enable our customers to build, maintain, operate, manage and continuously improve their telecommunications and Internet infrastructure. The key aspects of this strategy include the following:

MAINTAIN OUR LEADING POSITION IN PROVIDING INTERNET AND TELECOMMUNICATIONS INFRASTRUCTURE SOLUTIONS IN CHINA. With over seven years of experience in a fast-growing market, we are a leading provider of network integration services and software solutions to the largest telecommunications companies in China. Based on forecasted growth as reported by Internet Data Corporation (IDC), as well as communications with our customers and government agencies, we expect investment in China's telecommunications industry to continue to grow rapidly. We expect most of this investment to be made through our customers, which are the largest telecommunications service providers in China. We believe that our close relationships with our customers, our unique understanding of the China market, our technical capabilities and our proven track record will allow us to capitalize on these growth opportunities.

EXPAND OUR INTERNET-CENTRIC PRODUCTS AND SOLUTIONS TO SUPPORT THE OVERALL TELECOMMUNICATIONS INDUSTRY. By designing and building most of China's major commercial Internet backbones, we established our company as the leading Internet infrastructure solutions provider in China. Our reputation in that market has allowed us to grow our business as a provider of software and solutions in vertical telecommunications markets. For example, our suite of operation support system solutions has allowed us to capitalize on opportunities in the wireless telecommunications market. Our recent acquisition of Bonson, another leading company in China's wireless OSS market, has given us the largest market share among solutions providers in that market. We anticipate that our future growth in other vertical telecommunications markets will be driven both organically and through further strategic acquisitions and partnerships.

FOCUS ON HIGH VALUE INFORMATION TECHNOLOGY PROFESSIONAL SERVICES. Currently, we offer our information technology professional services primarily in the context of total solutions, which include systems integration and customization of our proprietary and third party software. We minimize our exposure to hardware risks by placing orders from hardware vendors only against back-to-back orders from customers and having the equipment delivered by the vendor directly to the customers' premises. As the IT market matures in China, we are focusing on providing our customers with high value IT professional services, such as network planning, design and optimization, while gradually outsourcing lower end services, such as hardware installation, and encouraging customers to purchase hardware directly from equipment vendors.

LEVERAGE OUR HIGH QUALITY CUSTOMER BASE TO GENERATE RECURRING REVENUES. We have a high quality group of customers and, through our customers' end users, one of the largest installed software customer bases (as measured by the number of licensed end users) for leading telecommunications service providers and Internet content and service providers in China. Our customers include China Telecom, China Mobile, China Unicom, China Netcom and China Railcom, which together have accounted for a majority of the investment in Internet and telecommunications infrastructure in China. Our high quality customer base enables us to foster close relationships with our customers and develop in-depth understandings of their specific needs. Furthermore, our customers may face significant costs and technological risks by switching from our services and products to others. We generate recurring revenues from our existing customer base through upgrades of their networks and implementation of new services and products, including outsourced applications.

ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL. We intend to continue our aggressive recruiting strategy to attract and retain the best and most qualified personnel in the IT industry. In view of the specific needs of the China market, we target our recruitment effort on Chinese citizens who have information technology and professional competence and extensive exposure to western education and management practices. We believe that we have been able to attract and retain qualified personnel by offering them the following key benefits:

..  attractive compensation packages, including stock options;

.. a challenging and rewarding work environment in which our employees have opportunities to enhance their technical knowledge; and

.. the opportunity to work for a company with an attractive image in China, which has been greatly enhanced by our becoming a public company in the United States in March, 2000.

Our current senior management consists of Chinese citizens, all of whom were either educated at western universities or worked for leading international IT companies. We continue to recruit senior software engineers from Silicon Valley to spearhead our software product development.

OUR COMPETITIVE STRENGTHS

We believe that we are well positioned to continue meeting our customers' network infrastructure and software needs in China. The key factors that contribute to our strong competitive position are:

TELECOMMUNICATIONS INFRASTRUCTURE TECHNOLOGY LEADERSHIP IN CHINA. Our engineering personnel have state-of-the-art expertise in telecommunications infrastructure technologies in China. This expertise enables us to design and implement network technology that is suitable for the Chinese market and that employs high quality design and validated hardware and software components, and to deliver solutions with high performance-to-cost ratios for our customers.

COMBINED INTERNATIONAL AND CHINA EXPERTISE. Our senior management is a Chinese team, a majority of whom have been educated in the United States or have worked with leading multinational companies in or outside of China. They have an in-depth understanding of the China market, combined with a knowledge of best management practices gained from some of the world's leading information technology companies. We have well defined performance evaluation and reward systems and a strong emphasis on sound, accountable corporate governance. We believe that the unique strengths of our management team make us one of the best managed China-based companies, and make us well positioned to anticipate and capitalize on market opportunities for our business in China.

REAL-TIME, SCALABLE AND ADAPTABLE SOFTWARE. Our software allows service providers to monitor user activity and analyze service usage data in real time. The real time feature enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. The scalability of our software allows telecommunications service providers to develop their network infrastructure incrementally as their level of business grows, without the need for architecture re-engineering or large-scale system replacements. In addition, our software products are designed with fully documented, open architecture that allows our customers, as well as third party systems integrators and software developers, to integrate our software with existing applications and services with minimal effort and programming overhead.

ESTABLISHED CUSTOMER RELATIONSHIPS. We have close relationships with all leading telecommunications and Internet service providers in China and have provided our services and products to most of them. Our in-depth understanding of their requirements allows us successfully to deliver customized solutions and maximize the opportunities created by increased investment in telecommunications and Internet infrastructure in China. Moreover, we have strong customer service and research and development teams based in China, which allow us to respond quickly and inexpensively to the needs of our customers in China.

PRODUCTS AND SERVICES

We provide telecommunications network integration and management solutions to the leading telecommunications service providers in China. We offer these solutions to our customers by leveraging our core strengths in information technology services and software, and maintaining close relationships with multiple hardware and third party software vendors. Substantially all of our network integration and management solutions business is accounted for by the various provincial entities of China Telecom and China Mobile, as well as China Unicom and China Netcom. Our longstanding relationships with these customers and our understanding of their specific requirements make us well positioned to respond to their requests for proposals.

Our product offerings, or "solutions" as they are called in the telecommunications industry, fall into four categories:

..  network infrastructure solutions;

..  operation support system, or OSS, solutions;

..  service application solutions; and

..  network security solutions.

As part of each of these solutions, we offer a combination of services and software products to our customers.

Network Infrastructure Solutions

This core area of our current business includes network access and backbone infrastructure design and implementation for telecommunications and Internet service providers. Our network infrastructure solutions support a wide array of broadband network technologies. Network infrastructure solutions projects involve one or more of the following services:

.. Network planning. We provide our customers with strategic and tactical reviews of their current network operations and future network requirements. We do much of this work before the customer awards the contract in order to assist them in developing an appropriate request for proposal and to improve our chances in winning the contract. The planning includes defining client business requirements, developing appropriate information architectures and selecting preferred technology.

.. Network design. We detail the network specifications and implementation tactics necessary to achieve our customers' objectives. We also consider how the new technology will integrate with the customer's existing hardware and software and how it will be managed on an ongoing basis. Examples of services include defining functional requirements for the network and its components, development of multi-vendor integration plans and design of customer-specific network and service applications.

.. Network implementation. We install the recommended systems to meet our customers' network requirements. Key activities include project management, hardware and software procurement, configuration and field installation and testing, building network management centers and development of customized network and services management applications. We believe that our expertise in integrating new systems without disrupting ongoing business operations of our customers adds significant value and reduces risks.

.. Network optimization. We maximize the efficiency of communications networks by improving network utilization. Examples of our services include network traffic analysis and identification of bottlenecks, recommendations for efficient allocation of bandwidth, fault detection and isolation, performance testing and tuning, and security auditing and improvement.

.. Network performance. We conduct network performance audits and tuning services to improve overall network performance. This involves recommending more efficient bandwidth allocation and reducing network latency and response time for applications.

.. Maintenance and support services. We provide maintenance and technical support in connection with all of our network infrastructure and systems integration projects, content and network access provider platforms, and our proprietary software products. These services currently include assistance with the implementation of new information technology functions and/or features, configuration and programming services for new business processes, warranty repairs, and assistance in the case of technology upgrading. Our policy of on-going maintenance and technical support helps us to foster long-term relationships with our customers.

.. Training. We provide technical training for our customers and strategic partners to increase their awareness and knowledge of network technologies in the Chinese information technology market and to support the operations of our customers' integrated network systems. Our training courses address issues relating to daily operations of network systems. Specific topics include daily network management tasks, advanced network troubleshooting, introductory network framework reviews, and advanced planning and design.

Our network infrastructure solutions projects give us an intricate understanding of our customers' Internet infrastructure requirements and allow us to understand the software requirements that are needed to support those infrastructures. Software products within our network infrastructure solutions include AISerBase and AIVelosurf.

AISERBASE. On April 2, 2001, we released our service-oriented network management software product--AISerBase. Driven by an increasing demand for sophisticated network management software, AISerBase offers high-end network management features. AISerBase manages all aspects of a network environment, including hardware, applications, services and customers at four different layers: equipment, application, service and business.

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

With AISerBase, network operators, particularly telecommunications carriers and Internet data centers, are able to improve their service offerings and quality in the following ways:

.. through its multi-vendor support feature, AISerBase significantly increases the cost efficiency of network management activities;

.. by monitoring and assessing network traffic in real time, AISerBase collects and analyzes statistical data on the system by service category, which can be used to manage service level agreements and make sound investment decisions for network expansion; and

.. AISerBase facilitates many customer-oriented value-added services such as customer self-evaluation on service usage.

AIVELOSURF. Our network optimization software, AIVelosurf, was launched in September 2001. The software is designed to accelerate data transmission on wireless data networks. With embedded data compressing technology, AIVelosurf is able to speed up narrow-band network access by two to six times and support carrier-scale capacity. Developed entirely in-house using proprietary technology, AIVelosurf is designed to address bandwidth bottlenecks at the "last mile" of an advanced second generation, or 2.5G, network and requires minimal customization efforts. By offering applications that demand high-speed data transmission, AIVelosurf enables carriers to generate new revenue streams from existing wireless data infrastructure without much additional investment, long before third generation, or 3G, networks reach maturity.

Operation Support System, or OSS, Solutions

Our operation support system solutions allow our customers to manage their network infrastructure utilizing our proprietary and third-party software tools and applications. Operation support system solutions projects involve one or more of the following services:

..  designing and implementing network management centers for our clients;

..  installing proprietary and third party software products;

.. customizing software applications that allow our clients to perform activities such as customer care and billing, services offerings and promotions, provisioning and monitoring network utilization and customer service levels; and

..  providing technical training and support to our clients.

Software products within our operation support system solutions include AsiaInfo Online Billing System (AIOBS) and AsiaInfo Convergent Billing System (AICBS).

ASIAINFO ONLINE BILLING SYSTEM (AIOBS). Our flagship online billing software, AIOBS, is an integral part of our operation support system solutions offerings. The latest version of this Internet and Internet protocol telephony customer care and billing software, AIOBS 6.2, was released in November 2001. AIOBS 6.2 is a real time, scalable solution that enables Internet service providers to address mission critical needs such as customer care, services support, and accurate and timely billing. First launched in 1996, this third generation software product today offers tremendous improvements in architecture, functionality and capacity. AIOBS 6.2 enables Internet service providers and Internet protocol telephony providers to:

.. manage, authenticate and register users, create user accounts, check account status and activate services;

.. monitor and analyze user activity, "map" individual user consumer behavior and perform audit trials on user accounts;

.. price and rate a broad array of services, discount services and promotions using multiple bases and resources, such as time of usage, bytes transferred, size of server storage and number of page views; and

.. perform billing operations based on flexible billing cycles and manage user accounts receivable.

AIOBS 6.2 also allows service representatives and customers to access selected user data to create, search and modify user accounts, change certain personal information and perform other customer self-care functions using a browser-based interface.

In addition, AIOBS 6.2 provides many features tailored to the China market, including:

.. caller ID usage-based and restricted line services that allow telephone customers to log on to the Internet without first registering with Internet service providers, with usage-based fees charged to their regular monthly telephone bills, and to log on only from certain, specified phone numbers;

.. a roaming service that allows registered customers from different Internet service providers to log on to the Internet from each other's territories, an important feature since most Chinese Internet service providers operate and recruit users locally; and

.. a restricted credit (pre-paid card) service that allows customers to use the Internet with monthly monetary or usage-based limits, with real time cut-off the instant the credit limit is reached.

ASIAINFO CONVERGENT BILLING SYSTEM (AICBS). Our convergent billing software, AICBS, offers real time, scalable solutions for customer care and billing operations of wireless and long-distance telephony service providers, including:

.. customer care, together with customer service, hierarchies and rapid report management;

..  call center support, including usage processing;

..  fraud detection and management;

.. billing and revenue management features, including accounts receivable and collection; and

..  inter-carrier settlement.

With AICBS, we pioneered the fraud management software market in China, which has seen increasing customer demand. We believe AICBS is also the only customer care and billing software used by Chinese operators that supports wireless services based on the Code Division Multiple Access, or CDMA, standard in addition to the GSM standard.

AIOMNIVISION. Our new analytical customer relationship management, or CRM, software product marks our entry into the emerging market for telecommunications customer relationship management. With embedded technology ingredients such as data warehousing, online analytical process and data mining, AIOmniVision enables carriers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions.

AIOmniVision allows service providers to:

..  understand and maximize business value from their existing customers;

..  identify and focus on profitable customer groups;

..  explore and attract potential customers;

..  improve service quality and ensure customer satisfaction and retention;

..  enhance return on investment of new service offerings;

..  increase service usage and network utilization; and

..  improve efficiency and reduce costs.

In the future, AIOmniVision will include product enhancements such as customer credit analysis, customer behavior analysis, marketing campaign automation, and up-sell/cross-sell modules.

Service Application Solutions

We design and provide applications for Internet access, Internet protocol telephony and virtual private networks that allow our clients to provide commercial services to their customers. We also provide high volume messaging software and services, and web-based as well as other Internet applications. Service application solutions projects involve one or more of the following services:

..  installing proprietary software products;

..  customizing software applications for our clients;

..  providing technical training and support;

..  providing on-site maintenance services; and

.. providing consulting services on our AsiaInfo Mail Center (AIMC) software, which includes assisting clients in running and monitoring AIMC, providing monthly management reports and advising on system upgrades.

Software products within our service application solutions include AIMC and AsiaInfo Unified Messaging System (AIUM).

ASIAINFO MAIL CENTER (AIMC). Our flagship online messaging software, AIMC, is an integral part of our service application solutions offerings. AIMC is carrier-scale messaging software designed to support electronic mail systems from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer web-based free e-mail, basic e-mail service and premium business secure e-mail to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. In addition to major telecommunications and Internet service providers, top Internet content providers in China such as chinadotcom and 21cn.com are also among the key customers for AIMC.

ASIAINFO UNIFIED MESSAGING SYSTEM (AIUM). AIUM is an information-exchanging platform for wire, wireless and Internet networks providing customers complete access to message transmission and retrieval. AIUM gives the user freedom to choose among various media, such as e-mail, telephone, facsimile and mobile telephone, to send and retrieve messages.

Network Security Solutions

We provide high-end network security solutions through our majority-owned subsidiary, Marsec. Through Marsec, we provide security solutions to telecommunications carriers, Internet data centers, Internet content providers and Internet service providers using third party software applications. Our network security solutions include the following services:

..  assessing, designing and deploying network security systems of our clients;

..  managing network security systems for our clients; and

..  providing technical training and support to our clients.

STRATEGIC ACQUISITIONS AND ALLIANCES

We enter into strategic acquisitions and alliances in order to further our business objectives, including:

..  expanding our product and service offerings;

..  entering vertical markets and obtaining complementary technology; and

..  increasing our distribution channels and co-marketing opportunities.

Our business development team, which includes former investment banking professionals from major international financial institutions, is continuously exploring acquisition and investment opportunities in order to fulfil these objectives. To date, our strategic investments have included the following:

BONSON. In February of 2002 we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to China's wireless telecommunications carriers. We acquired Bonson for a combination of cash and shares of our common stock valued at a total of approximately $47.3 million. Combined with our existing share of the wireless OSS solutions market in China, our acquisition of Bonson has given us the largest share of any participant in that market. For further information on the acquisition of Bonson, please see the discussion above under the heading "Recent Developments--Bonson Acquisition."

INTRINSIC. In April 2001, we invested approximately $6.2 million in shares of Intrinsic Technology (Holdings) Ltd., or Intrinsic, representing 14.25% of the company's outstanding equity capital. Intrinsic is a leading provider of wireless Internet infrastructure products and solutions in China. In connection with this investment, we also received an option to acquire a majority stake in Intrinsic at a price to be determined on the basis of Intrinsic's future performance.

MARSEC. In September 2000, we committed to invest $2 million in connection with the establishment of our majority-owned subsidiary, Marsec System Inc., or Marsec. Marsec is a high-end network security solutions provider focusing on security assessment, security system design and implementation, and security support services. We co-market Marsec's security solutions with our other solutions and have helped Marsec to win significant network security projects for Shanghai Online, a subsidiary of China Telecom, and Jitong Communication. We own approximately 79% of Marsec's outstanding share capital, and the rest is held by Marsec's employees.

In addition to acquisition and investment opportunities, our business development team has secured numerous strategic alliances in furtherance of our business objectives. To date, our major strategic alliances include alliances with Ericsson, Redback Networks and Huawei Technologies, in which we have integrated our AIOBS software with the products of those companies in order to create new distribution channels for our software.

PRICING

We currently price our software products based on the number of user licenses which our customers purchase from us (except for AIOmniVision, which is priced based on modules, functions and requirements for follow-on services). In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. We charge our customers for software customization on a time plus materials basis. The pricing of our messaging software, AIMC, is based on the total number of mail boxes purchased by our customers. However, the unit price for each mail box differs among free web-based e-mail service, basic ISP-provided Internet e-mail and business secure e-mail offerings.

Prices for our network solutions projects are calculated internally on an estimated time and material basis, but are quoted to customers as a fixed fee. Contracts for these projects are generally subject to competitive bidding processes.

TECHNOLOGY

Internet customer care and billing software. Our Internet and Internet protocol telephony customer care and billing software, AIOBS, is designed to allow maximum flexibility, scalability and performance. It has state-of-the-art, four-tier client/server architecture. This multi-tier architecture, coupled with other technologies, gives our software the following advantages:

.. Flexibility. Because we use a data dictionary-based data model to collect data from databases and other resources, data definitions, such as new entries of demographic information, can be customized without any code modification.

.. Minimum interruption of existing services. The system is built on dynamic component modules which can be modified separately when a new product is introduced and updated without system downtime.

.. Ease of customization. Our software offers fully documented application programming interfaces that support standard scripts. As a result, our customers can build client applications without compilation and can customize and write new user interface applications with minimum training.

CONVERGENT BILLING SOFTWARE. Our convergent billing software, AICBS, also utilizes state-of-the-art multi-tier architecture to achieve flexibility, scalability and real-time performance. We are designing new architecture to support convergent customer care and billing solutions for combined Internet, Internet protocol telephony and traditional voice services. The technologies we employ have given our wireless and long-distance telephony software advantages such as well-designed applications for high performance under high capacity subscribers and have enabled the software to ensure transaction integrity.

MESSAGING SOFTWARE. Our carrier-scale messaging software supports service providers with a large number of subscribers and large volumes of messages. We use the following technologies to achieve scalability and optimize performance:

.. advanced software technology that allows AIMC to scale both horizontally, by adding more servers, and vertically, by using higher speed or multiple central processing units, to handle subscriber growth without compromising system performance and hardware investment;

.. switching technology that distributes workloads in a manageable and flexible fashion and allows customers to easily add, remove or reconfigure running systems without downtime in a live production environment; and

.. storage area network, or SAN, technology that offers speedy, reliable and secure access to the data storage subsystem with ultra-high capacity databases.

We closely monitor world-wide technological developments in our service and product areas. In developing these and other technologies, we sometimes source knowledge and products from major international technology companies. Cooperation with global technology leaders improves our access to the most sophisticated technologies, which enables us to provide the latest and best services and software products to our customers.

RESEARCH AND DEVELOPMENT

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. In the information technology solutions areas, we focus our research and development efforts on operation support system solutions, service application solutions and network security solutions. We are currently developing a number of upgrades of our existing software products to enhance scalability and performance and provide added features and functions. In addition, we are designing a wide array of new software products to address our customers' growing need for convergent communications, such as unified messaging products and convergent network management solutions.

The focus of our network solutions research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools. We plan to expand our research and development efforts further by adding more personnel and financial resources.

CUSTOMERS

Our customers currently consist primarily of Chinese telecommunications service providers, including China Telecom, China Unicom, China Mobile, China Netcom and China Railcom. We are continuing to expand and diversify our customer base. For the year ended December 31, 2001, China Telecom accounted for 45% of our revenues net of hardware costs, while China Unicom accounted for 28%, China Mobile accounted for 13%, China Netcom accounted for 6%, and other customers accounted for 8%. Our customer base is changing and diversifying quickly as the overall China telecommunications market grows due to deregulation and significant investment from several new players. This diversification not only reduces our dependence on a small group of large customers, but also causes us to expect strong and consistent growth in revenues net of hardware costs on a year over year basis. For more information on recent restructurings and regulatory changes affecting our customers, please see the discussion above under the heading "Industry Background" and the discussion below under the heading "Government Regulation."

CHINA TELECOM. China Telecom is the oldest voice and data communications provider in China and has been our largest customer to date. As a result of the restructuring of China's telecommunications industry that began in February 1999, China Telecom operates only fixed-line networks and provides fixed-line telephone and data communications services. China Telecom and its various provincial subsidiaries accounted for almost all of our revenues in 1997 and 1998. As part of the industry reorganization announced by China's State Council in December 2001, the northern division of China Telecom (comprising ten provinces) will merge with China Netcom and Jitong Communication, and will use the China Netcom name. The southern division (comprising 21 provinces) will continue to operate under the China Telecom name.

CHINA UNICOM. China Unicom was established in 1994 and is the second-largest national public telecommunications network in China. China Unicom is China's second largest mobile operator, providing services to over 39 million mobile customers through its digital mobile (GSM) network and since January 2002, its second generation, or 2G, CDMA network. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, data communications services, paging services, communications value-added services and other communications services.

CHINA MOBILE. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest wireless telephony service provider in China with over 101 million subscribers and, like China Telecom, has various provincial subsidiaries throughout China which are responsible for local networks. China Mobile's digital mobile (GSM) network covers all of China's cities and 96% of its counties. In addition to mobile services, the company operates an Internet protocol telephony service and is an Internet service provider.

CHINA NETCOM. China Netcom was formed in 1999 to build and operate a high-speed telecommunications network initially linking 15 large Chinese cities. The new network, one of the world's fastest fiber-optic backbones, is based entirely on Internet protocol technology. It will also take advantage of existing cable television networks, which will be linked to the system via fiber-optic and fixed-wireless technology. China Netcom also acts as a bandwidth wholesaler for Internet service providers, corporations and other telecom carriers in China. As part of the industry reorganization announced by China's State Council in December 2001, China Netcom will be merged with the northern division of China Telecom and Jitong Communication, and the combined business will operate under the China Netcom name.

CHINA RAILCOM. China Railcom was established in December 2000 and is the newest of the six licensed telecommunications service providers in China. With the second largest fixed communications network in China, it is a multi-service vendor, providing long distance and local fixed-line services, as well as data communications services. China Railcom is 51% owned by China's Ministry of Railway and 49% owned by 14 railway bureaus.

SALES AND MARKETING

Sales

We market and sell our services and products primarily through our direct sales force. Our direct sales professionals provide business consulting, promote pre-sale activity and manage our relations with our customers. Our sales teams are organized along the lines of our product offerings: network infrastructure solutions, operation support system solutions, service application solutions and network security solutions. We employ direct sales personnel in regional offices in Beijing, Shanghai, Wuhan, Chengdu and Guangzhou.

We classify market segments and target opportunities on national and regional levels. This classification helps us determine our primary sales targets and prepare monthly and quarterly sales forecasts. Sales quotas are assigned to all sales personnel according to annual sales plans. We approve target projects, develop detailed sales promotion strategies and prepare reports on order forecast, technical evaluation, sales budgeting expense, schedules and competition analysis. After a report has been approved, a sales team is appointed consisting of sales personnel, system design engineers and a senior system architect.

Marketing

Our marketing strategy focuses on building long-term relationships with our customers, educating them about technological developments and generating their interest in our services and products. Historically, our marketing and sales efforts were combined. As our businesses expanded and the marketplace became increasingly sophisticated, we established a dedicated marketing department in 1998. Currently, we have independent marketing teams for each of our three strategic business units (network infrastructure solutions, operation support system solutions and service application solutions), and Marsec also has its own marketing team for network security solutions. These departments continuously analyze the needs of our customers, our competitive environment, the market potential of our products and services, and the effectiveness of our pricing and distribution channel strategies.

In addition to our marketing departments, we have a market communications, or marcom, department, which engages in a number of activities aimed at increasing awareness of our products and services. These activities include:

..  managing and maintaining our web site;

..  producing corporate and product brochures and monthly customer newsletters;

..  conducting seminars and media conferences;

..  conducting ongoing public relations programs; and

..  creating and placing advertisements.

COMPETITION

The market for telecommunications and Internet infrastructure solutions in China is new and rapidly changing. Our competitors in the network infrastructure solutions market mainly include domestic systems integrators such as Zoom Networks and Openet Information Technology (Shenzhen) Corporation. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China, that have significantly greater financial, technological, marketing and human resources than us. Should they decide to enter the network infrastructure solutions market, this could hurt our profitability and erode our market share.

In the operation support system solutions market, we compete with both international and local software and solutions providers. In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd. and Zoom Networks, and in the wireless billing segment, we compete with more than ten local competitors. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's accession to the WTO, we anticipate new competitors will enter the operation support system solutions market.

The service application solutions sector is highly competitive. Our principal competitor in this sector is Openwave Systems Inc. (formerly Software.com).

In the network security solutions market, we mainly compete with Information Security One Limited, Nsfocus Information Technology Co., Ltd., and 21ViaNet China Inc. An increasing number of companies are devoting their resources to this sector in developing network security products. Through mergers and acquisitions, many information technology companies are entering the network security solutions market as part of their strategy of providing a full range of system integration services.

We believe that we have competitive advantages in all of our product and service segments due to our network infrastructure technology leadership, combined international and China expertise, established customer relationships and our high performance, scalable, flexible software. Our competitors, some of whom have greater financial, technical and human resources than us, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

GOVERNMENT REGULATION

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are not currently subject to extensive government regulation. The Internet and telecommunications industry in which our customers operate, however, is subject to government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government's budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by China's Ministry of Information Industry, or MII, and other ministries and government departments.

In September 2000, China published the Regulations of the People's Republic of China on Telecommunications, also known as the Telecommunications Regulations. The Telecommunications Regulations are the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. The principles expressed by the Telecommunications Regulations reflected on China's commitment to accede to the WTO. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, interconnection, the setting of telecommunications charges and standards of telecommunications services in China.

The Circular on the Structural Adjustment of Telecommunication Charges, issued in December of 2000, reduced telecommunications service and Internet service fees in China, such as Internet access fees and leased line renting fees, permitting Internet protocol telephony operators, paging business operators, web hosting service providers and certain other value added service providers to set their prices based on their own cost structure and competitive strategy. We believe this Circular will have a positive impact on our business because, with the decline in telecommunications and Internet services fees, China's Internet population and tele-density are likely to grow, which in turn will likely generate more demand for our products and services. In addition, with declining leased line tariffs, more and more enterprises will be able to afford to use the Internet as a business tool.

Under regulations introduced in December of 2001, foreign investors are now permitted to invest in China's telecommunications industry through Sino-foreign joint ventures. These important regulatory changes came about as a result of China's accession to the WTO. The new regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, are expected to be implemented over a six year schedule agreed upon in connection with China's WTO accession. Under the schedule, by the end of 2007 foreign investors will be permitted to own up to 49% of fixed-line and mobile telecommunications businesses in China, and up to 50% of so-called value-added telecommunications businesses, which include Internet service providers and Internet content providers.

Notwithstanding the recent developments in China's telecommunications regulations, many laws and regulations applicable to the telecommunications industry in China are still evolving and unsettled. There are certain approval and registration procedures in place for Internet users who wish to have access to Internet-related services. In September 2000, China's State Council approved the Administrative Measures on Internet Information Services. The Administrative Measures on Internet Information Services provide for control and censoring of information on the Internet. A restrictive regulatory environment for our customers could adversely affect our business. For a further discussion of the changing regulatory environment in China, please see the discussion below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Our Operating Results and Our Common Stock--Laws and regulations applicable to the Internet in China remain unsettled and could have a material adverse affect on the Internet's growth and thereby have a material adverse affect on our business."

INTELLECTUAL PROPERTY

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have filed five trademark applications with the United States Patent and Trademark Office, two of which have been passed on to registration and three of which are currently pending. Our trademark application covering AsiaInfo's logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications with the Hong Kong Trade Marks Registry for AsiaInfo's logo, which are pending. We have also completed the registration of the copyrights for 43 versions of our software products with the State Copyright Bureau in China, including the AIOBS series and the AIMC series. However, although we may apply for such protection in the future, we have not applied for copyright protection in other jurisdictions (including the United States, which does not require registration for protection of copyrights). We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products.

We enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of certain of our products. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

Including our recent acquisition of Bonson Information Technology Holdings Limited, we now have over 850 employees. Most of our employees are represented by a labor union. Thus far, our operations have not been significantly disrupted by labor disputes.

We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communications at all levels of the organization. As an incentive, we have created an employee stock option plan that includes vesting provisions designed to encourage long term employment.

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

ITEM 3. Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our current officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleges violations of the federal securities laws and has been docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleges, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of receiving shares in our IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs' alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management. We intend to seek dismissal of the complaint on various legal grounds at the appropriate time, but no definitive schedule has been set by the Court for the filing of such a motion. In addition, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors' and officers' liability insurance policies will also cover the defense and potential exposure or settlement of the suit.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol "ASIA" since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                 High     Low
                                                               -----------------
                                                               (in U.S. dollars)
2001:
 Fourth Quarter...............................................    21.25    11.10
 Third Quarter................................................    20.00     9.37
 Second Quarter...............................................    19.75     9.63
 First Quarter................................................    18.81     7.19
2000:
 Fourth Quarter...............................................    19.50     7.38
 Third Quarter................................................    48.00    17.06
 Second Quarter...............................................    59.44    30.50
 First Quarter (from March 3, 2000)...........................    99.56    60.50

As of March 1, 2002, we had approximately 197 holders of record of our common stock.

We have never declared or paid any dividends on our capital stock, and do not intend to pay dividends on our shares of common stock in the forseeable future. Instead, we intend to retain all earnings for use in our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. Any dividends we declare will be paid in U.S. dollars.

As a holding company, our primary source of cash for the payment of dividends are distributions, if any, from our subsidiaries. Our operating subsidiaries were established in China and are able to make distributions of profits to us only if they satisfy certain conditions under Chinese law, including the satisfaction of tax liabilities, recovery of losses from previous years and mandatory contributions to statutory reserves. In addition, loan agreements and contractual arrangements we enter into in the future may also restrict our ability to pay dividends.

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No. 333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) were approximately $126,610,000. From the effective date of the Registration Statement through December 31, 2001, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment.............. $  6,350,000
Temporary investments, including cash and cash equivalents........   85,610,000
Investments in subsidiaries.......................................   15,430,000
Research and development and sales and marketing expenses.........   19,220,000
                                                                   ------------
                                                                   $126,610,000
                                                                   ============

The net proceeds will be used for general corporate purposes, including working capital, and expenses such as research and development and sales and marketing. A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products. None of the net proceeds of the offering have been paid directly or indirectly to our directors, officers or their associates, to persons owning 10% or more of our common stock, or to our affiliates.

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23 of this report. The selected statements of operations data and consolidated balance sheet data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

                                        Years Ended December 31,
                         ----------------------------------------------------------
                            2001        2000        1999        1998        1997
                         ----------  ----------  ----------  ----------  ----------
                         (Amounts in thousands of U.S. dollars except share and
                                            per share data)
CONSOLIDATED STATEMENTS
 OF
 OPERATIONS DATA:
Revenues:
 Network solutions...... $  161,131  $  158,696  $   53,786  $   41,964  $   36,509
 Software solutions.....     27,875      17,367       6,494       2,258         775
                         ----------  ----------  ----------  ----------  ----------
  Total revenues........    189,006     176,063      60,280      44,222      37,284
                         ----------  ----------  ----------  ----------  ----------
Cost of revenues:
 Network solutions......    129,712     141,668      41,959      32,188      29,551
 Software solutions.....      3,821       3,030           4           1           5
                         ----------  ----------  ----------  ----------  ----------
  Total cost of
   revenues.............    133,533     144,698      41,963      32,189      29,556
                         ----------  ----------  ----------  ----------  ----------
Gross profit............     55,473      31,365      18,317      12,033       7,728
                         ----------  ----------  ----------  ----------  ----------
Operating expenses:
 Sales and marketing....     21,768      19,734       8,768       2,408         835
 General and
  administrative........     14,905      12,893       8,167       6,463       6,167
 Research and
  development...........      7,304       5,974       2,838       1,436         394
 Amortization of
  deferred stock
  compensation..........      1,144       2,209       3,508       1,045       1,045
                         ----------  ----------  ----------  ----------  ----------
  Total operating
   expenses.............     45,121      40,810      23,281      11,352       8,441
                         ----------  ----------  ----------  ----------  ----------
Income (loss) from
 operations.............     10,352      (9,445)     (4,964)        681        (713)
Other income (expense),
 net....................      6,107       6,865         352         477          31
Income tax expense
 (benefit)..............      3,444         218         383        (256)        267
Minority interests in
 (income) loss of
 consolidated
 subsidiaries...........       (396)         32          84         122         567
Equity in loss of
 affiliates.............       (885)         --         (35)         --          --
                         ----------  ----------  ----------  ----------  ----------
Net income (loss)....... $   11,734  $   (2,766) $   (4,946) $    1,536  $     (382)
                         ==========  ==========  ==========  ==========  ==========
Net income (loss) per
 share:
 Basic.................. $     0.28  $    (0.07) $    (0.34) $     0.11  $    (0.03)
                         ==========  ==========  ==========  ==========  ==========
 Diluted(/1/)........... $     0.26  $    (0.07) $    (0.34) $     0.05  $    (0.03)
                         ==========  ==========  ==========  ==========  ==========
Shares used in
 computation:
 Basic.................. 41,525,159  37,239,649  14,630,145  13,616,412  13,530,000
                         ==========  ==========  ==========  ==========  ==========
 Diluted(/1/)........... 45,924,724  37,239,649  14,630,145  31,765,534  13,530,000
                         ==========  ==========  ==========  ==========  ==========
ADDITIONAL DATA:
Total revenues net of
 hardware costs......... $   71,391  $   44,578  $   25,221  $   19,286  $   11,684

                                                 As of December 31,
                                       ---------------------------------------
                                         2001    2000    1999    1998   1997
                                       -------- ------- ------- ------ -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............. $110,635 $48,834 $25,404 $9,749 $24,066
Total current assets..................  232,836 254,190  64,773 42,805  36,131
Total assets..........................  245,860 264,003  71,427 45,359  37,085
Total liabilities (excluding minority
 interests)...........................   60,460  95,206  31,639 26,048  20,008
Total stockholders' equity............  184,790 168,609  39,788 19,247  16,179

--------
(1) In 1997, 1999 and 2000 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, upon the exercise of warrants and upon the automatic conversion of our convertible preferred stock which, if included, would have had an antidilutive effect on the net loss reported in those periods. In 2001, the Company had options outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See note 10 of notes to consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We are a leading provider of telecommunications network integration and management solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their Internet and telecommunications infrastructure.

We commenced our operations in Texas in 1993 and moved our operations from Texas to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., we conduct the bulk of our business through our wholly-owned operating subsidiary, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, which is a Chinese company.

Historically, our customer base was concentrated, with sales to China Telecom and its provincial subsidiaries accounting for approximately 80%, 35% and 45% of our revenues net of hardware costs in fiscal 1999, 2000 and 2001, respectively. However, our customer base has diversified significantly and, at December 31, 2001, approximately 23% of our backlog net of hardware costs was attributable to China Telecom, while 37% was attributable to China Unicom, 22% was attributable to China Mobile and 6% was attributable to China Netcom.

In the years ended December 31, 2001 and 2000, we entered into software and network solutions contracts with China Netcom with a total contract sum (including hardware pass-through) of approximately $9.3 million and $30 million, respectively. Edward Tian, a director and major shareholder of our company, is the Chief Executive Officer of China Netcom. Revenue recognized in 2001 and 2000 from such contracts was approximately $17 million and $18 million, respectively. Accounts receivable due from China Netcom as of December 31, 2001 and 2000 were approximately $2.2 million and $2.9 million, respectively.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to wireless telecommunications carriers in China. The consideration paid to the former shareholders of Bonson consisted of approximately $30 million in cash and approximately $18.4 million in shares of our common stock. The cash we have paid and will pay in connection with the acquisition has been and will be paid out of our existing cash reserves. On a stand-alone basis in 2002, we anticipate that Bonson will generate net revenue of $12 million to $13 million, operating profit of $4.5 million to $5.5 million, and net income of $3.8 million to $4.6 million. Bonson's operating results will be consolidated with our operating results from February 6, 2002, and the acquisition is expected to add approximately $0.08 to $0.10 cents to our 2002 earnings per share. In view of this acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

As of December 31, 2001, we had invested a total of $2.7 million in our majority-owned network security business, Marsec System Inc., or Marsec, which focuses on high-end security services for our customers. Marsec generated sales orders net of hardware costs of approximately $3 million in the year ended December 31, 2001, and we anticipate that it will generate total sales orders net of hardware costs of approximately $4-5 million in 2002. Marsec's operating results are consolidated with our operating results for financial reporting purposes.

On April 27, 2001, we invested approximately $6.2 million to acquire a 14.25% equity interest in Intrinsic Technology (Holdings), Ltd., or Intrinsic, a company organized in the Cayman Islands and engaged in wireless Internet application and development through its two wholly-owned subsidiaries in China. We account for our interest in Intrinsic using the equity method.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, investment in affiliate, goodwill and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ form these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUES AND COST OF REVENUES. We derive a significant portion of our revenue from fixed-price contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revisions become known. Accordingly, changes in our estimates would impact our future operating results.

WARRANTY OBLIGATIONS. We record our estimate of warranty costs at the time revenue is recognized. While we obtain manufacturers' warranties for hardware we sell, we record our obligations based on historical experience. Future warranty costs, which vary from our past experience, could require us to adjust our accrual for warranty obligations, thereby impacting our future operating results.

BAD DEBTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, changes to these allowances may be required, which would impact our future operating results.

INCOME TAXES. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

INVESTMENT IN AFFILIATE. We account for our 14.25% interest in Intrinsic using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an impairment charge in the future. Through December 31, 2001, we have not recorded an impairment charge for this investment.

GOODWILL. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill is less than its recorded amount. Through December 31, 2001, we have not recorded an impairment charge for goodwill. Beginning January 1, 2002, we will be required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze goodwill for impairment issues during the first six months of fiscal 2002, and on a periodic basis thereafter.

LITIGATION. We record contingent liabilities relating to litigation or other loss contingencies when we believe that the likelihood of loss is probable and the amount of the loss can reasonably be estimated. Changes in judgments of outcome and estimated losses are recorded, as necessary, in the period such changes are determined or become known. Any changes in estimates would impact our future operating results. Significant contingent liabilities, which we believe are at least possible, are disclosed in the notes to our consolidated financial statements.

REVENUES

At the beginning of 2002, we reorganized our operations into three strategic business units: network integration solutions, operation support system solutions, and service application solutions. These strategic business units-- along with Marsec, which offers network security solutions--comprise our four product offerings. Notwithstanding this organizational structure, we continue to analyze our revenues on the basis of our two principal types of revenues: network solutions revenues and software solutions revenues. For practical reasons, we cannot reclassify and present our financial information to correspond to our four product offerings prior to 2002. Although each of our strategic business units generates both network solutions revenues and software solutions revenues, in 2002 the network integration solutions unit is expected to generate approximately 70 to 80% of our total network solutions revenues (net of hardware pass-through) and the operation support system solutions and service application solutions units are expected to generate approximately 90% of our total software solutions revenues.

Although we account for our network solutions revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy of providing our customers with high value IT professional services while gradually outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown by business line on this basis:

                                                   Years Ended December 31,
                                                   ----------------------------
                                                   2001  2000  1999  1998  1997
                                                   ----  ----  ----  ----  ----
SOURCES OF REVENUES
Network solutions net of hardware costs...........  61%   61%   74%   88%   93%
Software solutions................................  39%   39%   26%   12%    7%
                                                   ---   ---   ---   ---   ---
  Total revenues net of hardware costs............ 100%  100%  100%  100%  100%
                                                   ===   ===   ===   ===   ===

As demonstrated by the foregoing table, software solutions revenues have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 7% in 1997 to 39% in 2000 and 2001. We anticipate that software solutions revenues will account for approximately 40 to 45% of our total net revenues for 2002 (inclusive of Bonson).

During 2001, we included as a component of software revenues the software service revenue that had previously been included as a component of network solutions revenue. Such change in classification is consistent with our internal reporting structure through December 31, 2001. We have reclassified prior year amounts to conform with the current year presentation.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software solutions. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software solutions are recognized during the course of the relevant project, as described in more detail below. At December 31, 2001, our revenue backlog net of hardware costs was $44 million, 57% of which related to network solutions and 43% of which related to software solutions. At December 31, 2000 and 1999 our backlog net of hardware costs was $36 million and $18 million, respectively.

NETWORK SOLUTIONS REVENUES. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration and training. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and pay us separately for the full value of our professional services.

We generally charge a fixed price for network solutions projects and recognize revenue based on the percentage of completion of the project. We use labor costs and direct project expenses to determine the stage of completion, except for revenues associated with the procurement of hardware on behalf of the customer. We recognize such hardware-related revenues upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. However, these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

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

SOFTWARE SOLUTIONS REVENUES. Software solutions revenues include two types of revenues--software license revenues and software service revenues. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, up to a specified maximum number of users. Our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software service revenues consist of revenues from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been contract-related, meaning that it has been derived from customer orders requiring some modifications or customization of our software. We recognize all software revenue that is contract-related over the installation and customization periods, based on the percentage of completion of the project as measured by labor costs and direct project expenses.

The foregoing network solutions and software solutions revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the relevant contract. In the case of hardware sales, the customer typically holds back around 10 to 20% of the hardware contract amount at the time of delivery. In the case of services, while there may be some down payment, most of the revenues becomes billable at the time of primary acceptance. The unpaid amounts for hardware and services become payable at the time of final project acceptance, when payment of all unpaid contract amounts is due. When we recognize revenues for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become payable.

COST OF REVENUES

NETWORK SOLUTIONS COSTS. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We accrue hardware warranty costs when hardware revenue is fully recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.8% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

SOFTWARE SOLUTIONS COSTS. Software license costs consist primarily of packaging and written manual expenses. The costs associated with creating and enhancing software are classified as research and development expenses as incurred. Software services costs consist primarily of compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and in providing consultation, training and support services.

OPERATING EXPENSES

Our operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for goodwill and deferred stock compensation. Operating expenses consist primarily of compensation expenses, which have risen as our business has grown and we have hired new personnel. We review salaries on an annual basis in order to ensure that we remain competitive with the market, and do not foresee the need to make material increases in the near term. However, we may be required to do so from time to time in the future.

Research and development expenses relate almost entirely to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred.

We provide most of our officers, employees and directors with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in our incurring deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 15 of our notes to consolidated financial statements included in this report.

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues in accordance with the aging of the accounts receivable. Because our client base is continually expanding to include smaller telecommunications and Internet service providers, we revisit our estimates on collectibility on a periodic basis.

TAXES

Except for hardware procurement and resale, we conduct substantially all of our business through our Chinese operating subsidiaries. Our Chinese subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax. AsiaInfo Technologies, our principal operating subsidiary, is classified as a "high technology" company for purposes of Chinese tax law and, as such, is entitled to preferential tax treatment in China. AsiaInfo Technologies operated free of Chinese state corporate income tax for three years, beginning with its first year of operation, and was entitled to a 50% tax reduction for the subsequent three years. The tax holiday for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment from the local tax authorities in China for an additional three years, expiring at the end of 2003, which reduces our effective income tax rate to not less than 10%. In 2001, the effective corporate income tax rate applicable to AsiaInfo Technologies was 10%. Changes in Chinese tax laws may adversely affect our future operations.

Sales of hardware in China are subject to a 17% value added tax. Most of our hardware sales are made through our U.S. parent company and thus are not subject to the value added tax. We effectively pass these taxes through to our customers and do not include them in revenues reported in our financial statements. Sales of software in China are subject to a 17% value added tax. However, if the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax can be refunded immediately. We therefore enjoy an effective net value added tax burden of 3% on software license revenues. This policy is effective until 2010.

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

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUES. Total revenues, including hardware pass-through, increased 7% to $189 million in 2001, from $176 million in 2000. Revenues net of hardware costs increased approximately 60%, to $71.4 million in 2001. Software solutions revenues were $27.9 million in 2001, representing 39% of total revenues net of hardware costs and a 61% increase over software solutions revenues from the previous year. We experienced significant net revenue growth in 2001 as the overall market for network infrastructure software and solutions continued to grow in China. Although our net revenues in each quarter of 2001 grew as compared to the comparable periods in 2001, we experienced a sequential decline in net revenues during the fourth quarter of 2001. Software solutions revenues were $6.5 million, down 15% as compared to the preceding quarter, and total net revenues were $20.0 million, down approximately 1% as compared to the preceding quarter. This sequential decline was attributable to a slow-down in network infrastructure spending resulting from the announcement of the restructuring of certain state-controlled telecommunications companies in China, including China Telecom. Although the planned restructuring caused some service providers to delay infrastructure expansion and improvement projects, we anticipate that spending will resume in the second half of 2002, and that the restructuring will be a long-term driver of telecommunications infrastructure projects in China. For more information on the restructuring, please see the discussion above under the heading "Item 1. Business--Industry Background."

Looking forward, we anticipate that on a pro forma basis inclusive of Bonson's operating results, our net revenues will increase 15 to 25% in 2002, from pro forma net revenue of $80 million in 2001. We expect software solutions revenues to account for 40 to 45% of total net revenues in 2002.

COST OF REVENUES. Our cost of revenues decreased 7.7% to $133.5 million in 2001, primarily due to a 10.5% decrease in total hardware costs to $117.6 million. This decrease in total hardware costs illustrates our continuing focus on high-end solutions as opposed to hardware resale in 2001. Our cost of revenues net of hardware costs increased 20% to $15.9 million in 2001 while our revenues net of hardware cost increased 60%.

GROSS PROFIT. Our gross profit increased 77% to $55.5 million in 2001. Gross profit as a percentage of net revenues was 78% in 2001, as compared to 70% in 2000, reflecting a large contribution from our higher-margin software solutions revenues and our increasing focus on high-end network solutions projects.

OPERATING EXPENSES. Total operating expenses, nearly half of which consisted of sales and marketing expenses, increased 11% to $45.1 million in 2001. Sales and marketing expenses for the year grew at a slightly lower rate than total operating expenses, and decreased substantially to $4.0 million in the fourth quarter as compared to $6.4 million in the fourth quarter of 2000 and $6.3 million in the immediately preceding quarter. This decrease was a direct result of effective cost control measures we implemented in the fourth quarter to counteract the impact of the planned telecommunications industry restructuring in China. Research and development expenses increased 22% to $7.3 million in 2001. The growth rate in research and development in 2001 was slower as compared to that in 2000 because our previous research and development investments have reached a level of scalability. General and administrative expenses increased 16% to $14.9 million in 2001, and are expected to continue to grow at a relatively low rate as our business continues to achieve economies of scale.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, decreased to income of $6.1 million in 2001 from income of $6.9 million in 2000, primarily due to a decrease in our interest income attributable to lower interest rates and lower cash balances held during the year.

INCOME TAX EXPENSE. Income tax expense increased to $3,444,000 in 2001 from approximately $218,000 in 2000, primarily due to an increase in our net income for the year ended December 31, 2001.

MINORITY INTEREST. In 2001, minority interest of $396,000 represented the portion of our income before minority interests attributable to the minority shareholders of two of our subsidiaries, Marsec and Guangdong Wangying Information Technology Co. Ltd., or Guangdong Wangying.

EQUITY IN LOSS OF AFFILIATES. In April 2001, we invested $6.2 million in Intrinsic Technology (Holdings), Ltd., or Intrinsic, for a 14.25% interest in that company. Our investment in Intrinsic is recorded using the equity method because we are able to exercise significant influence over the operating and financial policies of Intrinsic through representation on the company's board of directors. Our share of loss of $885,000 includes amortization of goodwill in the amount of approximately $751,000.

NET INCOME (LOSS). Net income increased to $11.7 million in 2001, or $0.26 per share on a fully diluted basis, as compared to a net loss of $2.8 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

REVENUES. Total revenues increased 192% to $176 million in 2000, from $60.3 million in 1999. Network solutions revenues accounted for $105 million of this increase due in large part to the UniNET project, which we commenced in 2000 on behalf of China Unicom. The UniNET project contributed $52 million in hardware costs, which was 40% of our total hardware costs for the year. Revenues net of hardware costs increased approximately 77%, from $25 million in 1999 to $45 million in 2000. Software solutions revenues were $17.4 million in 2000, representing 39% of revenues net of hardware costs and a 167% increase over software solutions revenues of $6.5 million in 1999. The growth in software solutions revenues reflected the overall growth of the Internet-related software market in China and our increased share of that market, which we believe was attributable to our investments in software-related research and development and sales and marketing. In addition, $1.3 million of the increase in software solutions revenues was attributable to the value added tax rebates discussed above under the heading "Taxes."

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

GROSS PROFIT. Our gross profit increased 71% to $31.4 million in 2000 from $18.3 million in 1999. As a partial result of high hardware costs related to the UniNET project, gross profit as a percentage of total revenues decreased to 18% in 2000, as compared to 30% in 1999. However, gross profit as a percentage of revenues net of hardware costs remained relatively constant for 2000 at 70%, as compared to 73% in 1999.

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

General and administrative expenses increased 58% to $12.9 million in 2000 from $8.2 million in 1999. Included in this amount was $963,672 in amortization of goodwill resulting from an acquisition we completed in 1999. The overall increase in general and administrative expenses was partially attributable to increased regulatory compliance and investor relations expenses related to our becoming a public company in March of 2000. Amortization of deferred stock compensation decreased from $3.5 million in 1999 to $2.2 million in 2000 because deferred stock compensation arising from awards in 1996 had been completely amortized and no new deferred stock compensation has arisen since October of 1999.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, increased to income of $6.9 million in 2000 from income of $352,000 in 1999, primarily due to interest income on the proceeds of our initial public offering in March of 2000.

MINORITY INTEREST. In 2000, minority interest of $31,897 represented the portion of our loss before minority interests attributable to the other shareholders of Marsec and Guangdong Wangying.

NET (LOSS) INCOME. Net loss decreased to $2.8 million in 2000 from $4.9 million in 1999, because we began generating net income in the second quarter of 2000. For the second, third and fourth quarters of 2000, we had net income of approximately $434,000, $415,000 and $1.0 million, respectively.

SELECTED UNAUDITED QUARTERLY COMBINED RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2001 and 2000. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

                                                             Three Months Ended
                         ---------------------------------------------------------------------------------------------
                         December 31, September 30, June 30,  March 31, December 31, September 30, June 30,  March 31,
                             2001         2001        2001      2001        2000         2000        2000      2000
                         ------------ ------------- --------  --------- ------------ ------------- --------  ---------
                                                   (Amounts in thousands of U.S. dollars)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
Revenues:
 Network solutions......   $31,127       $86,323    $13,772    $29,909    $38,331       $52,820    $46,446    $21,099
 Software solutions.....     6,518         7,708      7,779      5,870      5,681         5,248      4,645      1,793
                           -------       -------    -------    -------    -------       -------    -------    -------
  Total revenues........    37,645        94,031     21,551     35,779     44,012        58,068     51,091     22,892
Cost of revenues........   (22,340)      (78,491)    (8,202)   (24,500)   (33,104)      (48,278)   (43,100)   (20,216)
                           -------       -------    -------    -------    -------       -------    -------    -------
Gross profit............    15,305        15,540     13,349     11,279     10,908         9,790      7,991      2,676
Operating expenses:
 Sales and marketing....    (3,999)       (6,322)    (5,820)    (5,627)    (6,443)       (5,702)    (4,138)    (3,451)
 General and
  administrative........    (4,210)       (3,550)    (3,539)    (3,606)    (3,619)       (3,500)    (3,403)    (2,371)
 Research and
  development...........    (1,782)       (1,945)    (1,945)    (1,632)    (1,541)       (1,743)    (1,594)    (1,096)
 Amortization of
  deferred stock
  compensation .........      (208)         (216)      (283)      (437)      (458)         (467)      (585)      (699)
                           -------       -------    -------    -------    -------       -------    -------    -------
Total operating
 expenses...............   (10,199)      (12,033)   (11,587)   (11,302)   (12,061)      (11,412)    (9,720)    (7,617)
                           -------       -------    -------    -------    -------       -------    -------    -------
Income (loss) from
 operations.............     5,106         3,507      1,762        (23)    (1,153)       (1,622)    (1,729)    (4,941)
                           -------       -------    -------    -------    -------       -------    -------    -------
Net interest income.....       825         1,428      1,854      2,059      2,279         1,998      2,346        264
Other income, net.......       (20)           (5)       (27)        (7)       170            14       (288)        82
                           -------       -------    -------    -------    -------       -------    -------    -------
Income (loss) before
 tax....................     5,911         4,930      3,589      2,029      1,296           390        329     (4,595)
Income tax expense
 (benefit)..............     1,182           986        805        471        286            (6)      (105)        43
                           -------       -------    -------    -------    -------       -------    -------    -------
Income (loss) before
 minority interest......     4,729         3,944      2,784      1,558      1,010           396        434     (4,638)
Minority interest.......      (160)         (105)        48       (179)        13            19        --         --
Equity in loss of
 affiliates.............      (309)         (320)      (256)       --         --            --         --         --
                           -------       -------    -------    -------    -------       -------    -------    -------
Net income (loss).......   $ 4,260       $ 3,519    $ 2,576    $ 1,379    $ 1,023       $   415    $   434    $(4,638)
                           =======       =======    =======    =======    =======       =======    =======    =======
ADDITIONAL DATA:
Total revenues net of
 hardware costs.........   $20,013       $20,146    $17,026    $14,206    $14,072       $13,299    $11,736    $ 5,471

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

In the fourth quarter of 2000, we benefited from a change in regulations issued in that quarter by the Department of Finance of Beijing, which reduced the contributions, effective the beginning of 2000, we were required to make to the government for PRC employee benefits. As a result, during the fourth quarter we reversed $900,000 of costs accrued in the first three quarters of 2000 which had previously been expensed ($257,000 in the first quarter, $300,000 in the second quarter and $345,000 in the third quarter 2000).

Our actual results from year to year can vary considerably, particularly as our company grows. We believe that our business is subject to a certain degree of seasonality. In particular, orders tend to be slow in the first quarter because of two major Chinese holidays during this period, including the Chinese Lunar New Year. In addition, the Chinese government conducts its internal budgetary review and allocation process during this period, which has the effect of delaying project commitments by our customers.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of our equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

We ended 2001 with a strong cash position which included cash and cash equivalent of $110.6 million, short-term investments of $27.2 million and restricted cash of $13.5 million for the purpose of securing local currency loans. Our short-term investments feature fixed income, liquidity and low risk investments (including bank deposits and US government obligations). The cash equivalents include investments in cash management accounts to enhance our interest income. Our cash position, including cash and cash equivalents, restricted cash and short-term investments, decreased by $34.7 million as compared to the beginning of 2001. Of this decrease, $6.3 million was expended on operating activities, $14 million was used in investment activities (including equity investments in Intrinsic, a pre-acquisition bridge loan we extended to Bonson, and purchases of property and equipment), and $18 million was used to retire Renminbi-denominated borrowings. In 2002, we anticipate paying approximately $30 million in cash in connection with our acquisition of Bonson.

As of December 31, 2001, we had short-term credit facilities totaling $20.9 million, secured by bank deposits of $10.9 million, expiring by June, 2002, for working capital purposes, of which unused short-term credit facilities were $18.9 million at that date. At December 31, 2001, borrowings under these facilities totaled $2.0 million, of which $1.4 million had been used to issue a letter of credit. Additional borrowings of approximately $2.3 million were secured by bank deposits of $2.4 million. All the borrowings were in Renminbi, the currency of China. The loans carry interest of 5.58% per annum and are repayable within one year. Additional bank deposits of $208,000 were used for issuing a standby letter of credit. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $13.5 million as of December 31, 2001, and are presented as restricted cash in our consolidated balance sheets.

As of December 31, 2001, we were committed under certain operating leases, requiring annual minimum rentals of approximately $2.15 million, $598,000 and $70,000 in 2002, 2003 and 2004, respectively.

Our accounts receivable balance at December 31, 2001 was $66.7 million, consisting of $20.8 million in billed receivables and $45.9 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10 to 20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long. At the end of 2001, our days sales outstanding were 127 days, a 17 day improvement compared to the end of the third quarter. Billed receivables were 40 days sales outstanding and our unbilled receivables were 87 days sales outstanding. During 2002, we expect days sales outstanding to decrease slightly from this level.

Our inventory position at the end of 2001 was approximately $1.2 million, down from $8.9 million at the beginning of the year, demonstrating our well-managed inventory control process.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a significant impact on our financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for us on January 1, 2003. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for us on January 1, 2002. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a significant impact on its financial position or results of operations.

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

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Development and Planning Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Despite the high priority currently accorded by the government to the development of China's telecommunications industry and Internet infrastructure, and a high level of funding allocated by the government to these sectors, insufficient government allocation of funds to sustain the growth of China's telecommunications and Internet industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom will merge with China Netcom and Jitong Communication, and will use the China Netcom name, while the southern division will continue to operate under the China Telecom name. As a result of the planned restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased in the third and fourth quarters of 2001, adversely affecting our backlog and our rate of net revenue growth on a sequential basis. Although we expect that spending will resume in the second half of 2001 and that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. At December 31, 2001, China Telecom and China Unicom accounted for approximately 60% of our backlog net of hardware costs. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

LAWS AND REGULATIONS APPLICABLE TO THE INTERNET IN CHINA REMAIN UNSETTLED AND COULD HAVE A MATERIAL ADVERSE EFFECT ON THE INTERNET'S GROWTH AND THEREBY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Growth of the Internet in China could be materially adversely affected by government regulation of the industry. Due to the increasing popularity and use of the Internet and other online services, new regulations have been and may continue to be adopted with respect to the Internet or other online services. In September 2000, China's Ministry of Information Industry promulgated the Administrative Measures on Internet Information Services and related implementing regulations. Among other things, the Administrative Measures on Internet Information Services:

.. require Internet content providers to obtain approval from the Ministry of Information Industry before they can list securities overseas or obtain foreign investment;

.. require Internet content providers to obtain licenses from various ministries, depending on the nature of the content they provide; and

.. require Internet content providers to police their content in order to prevent restricted material from appearing on their websites.

Because we are engaged in telecommunications and Internet infrastructure development, we do not expect these regulations to have a direct impact on us. However, we cannot guarantee that the adoption of these regulations or other regulations will not slow the growth of the Internet or other online services in China. In particular, the prohibitions against a broad but vague range of information on the Internet (such as information that is damaging to national security, national interest, and social order), the relevant monitoring, record-keeping, reporting and other administrative burdens imposed on Internet access and content providers, and the severe penalties for violations of these regulations could have a chilling effect on Internet content providers and Internet users and could lead to increased compliance costs for Internet content providers. Any slowdown in the growth of the Internet in China could in turn lead to reduced Internet traffic, and a decrease in the demand for our network solutions and software products.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD AND MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. Other factors that may affect us include the following:

.. fluctuation in demand for our products and services as a result of the budgetary cycles of our large customers, particularly state-owned enterprises;

.. the reduction, delay, interruption or termination of one or more infrastructure projects; and

.. our ability to introduce, develop and deliver new software products that meet customer requirements in a timely manner.

A large part of the contract amount of a network solutions project usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of contract services revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

OUR WORKING CAPITAL REQUIREMENTS MAY INCREASE SIGNIFICANTLY.

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 80 to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 80 to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries will require us to increase our working capital needs significantly.

Our working capital requirements may also increase significantly in order to fund more rapid expansion and acquisitions, to develop new or enhanced services or products, to respond to competitive pressure to compete successfully for larger projects involving higher levels of hardware purchases or otherwise if our business grows more rapidly than we currently predict. An increase in our working capital needs may require that we raise additional funds sooner than we presently expect.

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we have recently achieved operating profitability and had net income in 1998 and 2001, we sustained net losses in 1997, 1999 and 2000. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses. Any such developments could cause the market price of our common stock to decline.

OUR ACQUISITION OF BONSON HAS BEEN, AND ANY ACQUISITIONS WE UNDERTAKE IN THE FUTURE MAY BE, COSTLY, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS

As a key component of our business and growth strategy, we have recently acquired Bonson Information Technology Holdings Limited, or Bonson. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash, dilutive issuances of our common stock and amortization expenses related to goodwill and other intangible assets, each of which could materially and adversely affect our business. Such acquisitions involve other significant risks, including:

.. the difficulties of integrating, assimilating and managing the operations, technologies, intellectual property, products and personnel of the acquired business;

..  the diversion of management attention from other business concerns;

..  the additional expense associated with acquired contingent liabilities;

..  the loss of key employees in acquired businesses; and

..  the risk of being sued by terminated employees and contractors.

We will need to integrate and manage Bonson and any other businesses we determine to acquire in the future. Our failure to do so successfully could have a material adverse effect on our business, results of operations and financial condition.

MANAGEMENT'S ABILITY TO IMPLEMENT ADEQUATE CONTROL SYSTEMS WILL BE CRITICAL TO THE SUCCESSFUL MANAGEMENT OF OUR FUTURE GROWTH.

In recent years, we have been expanding our operations rapidly, both in size and scope. Our growth places a significant strain on our management systems and resources. Our ability to market our products successfully and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and operational controls and reporting systems, and to expand, train and manage our work force. Our future growth will be compromised if we cannot implement adequate control systems in an efficient and timely manner.

WE ARE HIGHLY DEPENDENT ON OUR EXECUTIVE OFFICERS.

Each of our executive officers is responsible for an important segment of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of our executive officers' services could be detrimental to our operations. To ensure continuity of management, we have entered into employment agreements with all of our executive officers. We do not have, and do not plan to obtain, "key man" life insurance on any of our employees.

WE FACE A COMPETITIVE LABOR MARKET IN CHINA FOR SKILLED PERSONNEL AND THEREFORE ARE HIGHLY DEPENDENT ON THE SKILLS AND SERVICES OF OUR EXISTING KEY SKILLED PERSONNEL AND OUR ABILITY TO HIRE ADDITIONAL SKILLED EMPLOYEES.

Competition for highly skilled software design, engineering and sales and marketing personnel is intense in China. Our failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. Competition for skilled personnel comes primarily from a wide range of foreign companies active in China, many of which have substantially greater resources than we have. Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.

SINCE OUR BUSINESS HAS BEEN EVOLVING, OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE AN APPROPRIATE BASIS ON WHICH TO EVALUATE US OR OUR PROSPECTS.

We founded our business in Texas in 1993, moved our operations from Texas to China in 1995, and began generating significant network solutions revenue in 1996 and significant software solutions revenues in 1998. We expect our business to continue to evolve as the Internet and telecommunications markets in China change and expand. As a result, our historical financial data may not provide a meaningful basis upon which investors may evaluate us and our prospects. You should consider the risks and difficulties encountered by companies like ours in a new and rapidly evolving market. Our ability to sell products and our level of success depend, among other things, on the level of demand for telecommunications and Internet-related, professional IT services and software products in China.

WE EXTEND WARRANTIES TO OUR CUSTOMERS THAT EXPOSE US TO POTENTIAL LIABILITIES.

We customarily provide our customers with one to three year warranties, under which we agree to maintain installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts do not have disclaimers or limitations on liability for special, consequential and incidental damages, nor do we cap the amounts our customers can recover for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, that in turn could materially and adversely affect us.

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED-PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell substantially all of our systems integration projects on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines. Our failure to complete a fixed-price, fixed-time project within budget and the required time frame would expose us to cost overruns and penalties that could have a material adverse effect on our business, operating results and financial condition. A part of our business is installing network hardware. If we are unable to obtain access to such equipment in a timely manner or on acceptable commercial terms, our business, particularly our relationships with our customers, may be materially and adversely affected.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to Internet-related software products, although we have not applied for copyright protection elsewhere (including the United States, which does not require registration for protection of copyrights). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

WE ARE EXPOSED TO CERTAIN BUSINESS AND LITIGATION RISKS WITH RESPECT TO TECHNOLOGY RIGHTS HELD BY THIRD PARTIES.

We currently license technology from third parties and intend to do so increasingly in the future as we introduce services that require new technology. There can be no assurance that these technology licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could delay or compromise our ability to introduce new services. In addition, we may or may allegedly breach the technology rights of others and incur legal expenses and damages, which could be substantial.

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

We are incorporated in the State of Delaware. However, a majority of our directors, executive officers and principal shareholders live outside the United States, principally in Beijing and Hong Kong. As a result, you may not be able to:

..  effect service of process upon us or these persons within the United States;
   or

.. enforce against us or these persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

WE DO NOT INTEND TO PAY AND MAY BE RESTRICTED FROM PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid dividends on our capital stock and we do not intend to declare any dividends in the foreseeable future. We currently intend to retain future earnings to fund our growth. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert these payments from Renminbi, the currency of China, into foreign currencies. In addition, loan agreements and contractual arrangements we enter into in the future may also restrict our ability to pay dividends.

THE FACT THAT OUR BUSINESS IS CONDUCTED IN BOTH U.S. DOLLARS AND RENMINBI MAY SUBJECT US TO CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THESE TWO CURRENCIES.

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between these currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. We report our financial results in U.S. dollars, therefore, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect on our reported net income.

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the software and services component of our business and software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from, and our investments in, our subsidiaries in China.

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for telecommunications and Internet infrastructure solutions in China is new and rapidly changing. Our competitors in the network infrastructure solutions market mainly include domestic systems integrators such as Zoom Networks and Openet Information Technology (Shenzhen) Corporation. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China, that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the network infrastructure solutions market, this could hurt our profitability and erode our market share.

In the operation support system solutions market, we compete with both international and local software and solutions providers. In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd. and Zoom Networks, and in the wireless billing segment, we compete with more than ten local competitors. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the WTO, we anticipate the entrance of new competitors into the operation support system solutions market.

The service application solutions sector is highly competitive. Our principal competitor in this sector is Openwave Systems Inc. (formerly Software.com).

In the network security solutions market, we mainly compete with Information Security One Limited, Nsfocus Information Technology Co., Ltd., and 21ViaNet China Inc. An increasing number of companies are devoting their resources to this sector in developing network security products. Through mergers and acquisitions, many information technology companies are entering the network security solutions market as part of their strategy of providing a full range of system integration services.

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

POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT COULD AFFECT OUR INDUSTRY IN GENERAL AND OUR COMPETITIVE POSITION IN PARTICULAR.

Since the establishment of the People's Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People's Congress. The State Council, which is the highest institution of government administration, reports to the National People's Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. There is no guarantee that the Chinese government will not impose other economic or regulatory controls that would have a material adverse effect on our business. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD ADVERSELY AFFECT
US.

Our principal operating subsidiary, AsiaInfo Technologies, is a wholly foreign owned enterprise for Chinese legal purposes, which means that it is incorporated in China and wholly-owned by foreign investors. AsiaInfo Technologies, along with certain of our other subsidiaries, are subject to laws and regulations applicable to foreign investment in China in general and laws applicable to wholly foreign owned enterprises in particular. Legislation and regulations over the past 20 years have significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us.

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to:

..  investor perceptions of us and investments relating to China and Asia;

..  developments in the Internet and telecommunications industries;

.. variations in our operating results from period to period due to project timing; and

..  announcements of new products or services by us or by our competitors.

In addition, the high technology sector of the stock market frequently experiences extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies and which have often been unrelated to the operating performance of these companies.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we have recently become the subject of this type of litigation. For more information on this litigation, see the discussion above under the heading "Item 3. Legal Proceedings." Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

Our five largest shareholders, Warburg-Pincus Ventures, ChinaVest Group, and their affiliates, as well as Edward Tian, James Ding, our President and Chief Executive Officer, and Louis Lau, our Chairman, control over 60% of our voting stock. As a result, these shareholders collectively are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT A CHANGE OF CONTROL OF ASIAINFO AND PREVENT OUR SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held on April 23, 2002. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest-rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes, nor do we speculate in foreign currency. However, we do maintain a significant portion of our cash deposits in U.S. dollars to avoid currency risk related to Renminbi. A portion of these U.S. dollar deposits are used to collateralize Renminbi-denominated loans from Chinese banks.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the year ended December 31, 2001. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of December 31, 2001, a hypothetical 10% immediate increase or decrease in interest rates would increase or decrease our annual interest expense and income by approximately $97,000 and $713,000, respectively.

ITEM 8. Financial Statements and Supplementary Data

The independent auditor's report, consolidated financial statements and notes to consolidated financial statements begin on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers Of The Registrant

Information concerning our directors and executive officers is incorporated by reference to the sections titled "Proposal No. 1: Election of Directors-- Nominees for Class III Directors" and "Management-- Executive Officers" contained in our definitive proxy statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated by reference to the sections titled "Proposal No. 1: Election of Directors--Director Compensation," "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grants in Last Fiscal Year," "Executive Compensation-- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Executive Compensation--Employment Agreements," "Executive Compensation--Pension Plans," "Compensation Committee Report," and "Stock Price Performance" contained in our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to the section titled "Certain Relationships and Related Transactions" contained in our Proxy Statement.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Financial Statements

  The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

  2. Financial Statement Schedule

  The information required is either not applicable or is included in the notes to the consolidated financial statements.

(b)Reports on Form 8-K

  We filed a Current Report on Form 8-K on February 21, 2002 relating to the completion of our acquisition of Bonson Information Technology Holdings Limited, or Bonson, pursuant to a Share Purchase Agreement dated as of January 20, 2002 by and among the Company, Bonson and the shareholders of Bonson.

(c)Exhibit Listing

   Exhibit
   Number    Description of Exhibits
   -------   -----------------------
    2.1      Share Purchase Agreement for the acquisition of Bonson Information Technology
             Holdings Limited/****/
    3.1      Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
    3.2      Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings,
             Inc., dated
             August 27, 1999/*/
    3.3      Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings,
             Inc., dated November 15, 2000/***/
    3.4      Certificate of Correction to Certificate of Amendment to Certificate of
             Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
    3.5      By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
    4.1      Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
   10.1      2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
   10.2      Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13, 1999/*/
   10.3      Shareholders' Agreement of Marsec Holdings Inc., dated as of September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of
             Marsec Holdings, Inc. /**/
   10.4      Warrant to purchase Series A Preferred Shares of Marsec Holdings, Inc., issued to
             AsiaInfo Holdings, Inc. as of September 15, 2000/**/
   10.5      Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, dated
             August 31, 1999/*/
   10.6      Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang
             AsiaInfo Telecommunications Technology Co. Ltd. /***/
   10.7      Agreement for the Establishment of a Limited Liability Company (Guangdong
             Wangying Information Technology Co., Ltd.) and Capital Contribution/***/
   11.1      Statement regarding computation of per share earnings (included in note 10 to consolidated financial statements)
   21.1      Subsidiaries of AsiaInfo Holdings, Inc.
   23.1      Consent of Deloitte Touche Tohmatsu
   24.1      Power of Attorney (included on signature page to this report)

--------
/*/ Incorporated by reference to the same numbered exhibit previously filed with our Registration Statement on Form S-1 (No. 333-93199).
/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.
/***/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
/****/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.

                                          ASIAINFO HOLDINGS, INC.

                                          /s/ James Ding
                                          -------------------------------------
                                          James Ding
                                          President and Chief Executive Officer

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

    Signature                              Title                                 Date
    ---------                              -----                                 ----
  /s/ Louis Lau      Board Member and Chairman of the Board                 March 22, 2002
------------------
    Louis Lau


  /s/ James Ding     Board Member, President and Chief Executive Officer    March 22, 2002
------------------   (principal executive officer)
    James Ding


   /s/ Ying Han      Executive Vice President and Chief Financial Officer   March 22, 2002
------------------   (principal financial officer and principal accounting
     Ying Han        officer)


 /s/ Michael Zhao    Board Member, Senior Vice President and General        March 22, 2002
------------------   Manager for Network Infrastructure Solutions
   Michael Zhao


 /s/ Alan Bickell    Board Member                                           March 22, 2002
------------------
   Alan Bickell


 /s/ Steve Chang     Board Member                                           March 22, 2002
------------------
   Steve Chang

 /s/ Patrick Keen  Board Member                                     March 22, 2002
------------------
   Patrick Keen


  /s/ Chang Sun    Board Member                                     March 22, 2002
------------------
    Chang Sun


 /s/ Edward Tian   Board Member                                     March 22, 2002
------------------
   Edward Tian

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report.......................................         F-2
Consolidated balance sheets as of December 31, 2001 and 2000.......         F-3
Consolidated statements of operations for the years ended December
 31, 2001, 2000 and 1999...........................................         F-4
Consolidated statements of stockholders' equity and comprehensive income (loss) for the years ended December 31, 2001, 2000 and
 1999..............................................................         F-5
Consolidated statements of cash flows for the years ended December
 31, 2001, 2000 and 1999...........................................  F-6 to F-7
Notes to consolidated financial statements......................... F-8 to F-23

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AsiaInfo Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. ("Company") and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ Deloitte Touche Tohmatsu

Hong Kong
January 22, 2002

                            ASIAINFO HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In US Dollars thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
Current Assets:
 Cash and cash equivalents................................. $110,635  $ 48,834
 Restricted cash...........................................   13,475    26,733
 Short-term investments....................................   27,184   110,400
 Accounts receivable, trade (net of allowance for doubtful
  accounts of $1,094 and $545 at December 31, 2001 and
  2000, respectively)......................................   66,723    55,598
 Inventories-hardware and parts............................    1,180     8,876
 Other receivables.........................................   10,533     3,079
 Deferred income taxes--current............................    1,689        78
 Prepaid expenses and other current assets.................    1,417       592
                                                            --------  --------
   Total current assets....................................  232,836   254,190
 Property and equipment-net................................    5,376     6,340
 Goodwill, at cost less accumulated amortization...........    2,188     3,245
 Investment in affiliate...................................    5,272       --
 Deferred income taxes.....................................      188       228
                                                            --------  --------
   Total Assets............................................ $245,860  $264,003
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans..................................... $  2,924  $ 20,645
 Accounts payable..........................................   23,789    42,037
 Other payables............................................    1,682     1,591
 Deferred revenue..........................................    4,279    12,502
 Accrued employee benefits.................................    9,088    10,020
 Accrued expenses..........................................   11,431     6,195
 Income taxes payable......................................    4,743       307
 Other taxes payable.......................................    2,524     1,909
                                                            --------  --------
   Total current liabilities...............................   60,460    95,206
                                                            --------  --------
Minority interest..........................................      610       188
                                                            --------  --------
Commitments and contingencies (Note 11)
Stockholders' Equity:
 Preferred stock, 10,000,000 shares authorized, $0.01 par
  value....................................................      --        --
 Common stock, 100,000,000 shares authorized, $0.01 par
  value, shares issued and outstanding: 2001:42,132,818;
  2000: 40,822,940.........................................      421       408
 Additional paid-in capital................................  178,649   175,370
 Deferred stock compensation...............................     (512)   (1,656)
 Retained earnings (accumulated deficit)...................    6,204    (5,530)
 Accumulated other comprehensive income....................       28        17
                                                            --------  --------
   Total stockholders' equity..............................  184,790   168,609
                                                            --------  --------
   Total Liabilities and Stockholders' Equity.............. $245,860  $264,003
                                                            ========  ========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In US Dollars thousands, except per share amounts)

                                                 Years Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
Revenues:
 Network solutions.........................  $  161,131  $  158,696  $   53,786
 Software solutions........................      27,875      17,367       6,494
                                             ----------  ----------  ----------
  Total revenues...........................     189,006     176,063      60,280
                                             ----------  ----------  ----------
Cost of revenues:
 Network solutions.........................     129,712     141,668      41,959
 Software solutions........................       3,821       3,030           4
                                             ----------  ----------  ----------
  Total cost of revenues...................     133,533     144,698      41,963
                                             ----------  ----------  ----------
Gross profit...............................      55,473      31,365      18,317
                                             ----------  ----------  ----------
Operating expenses:
 Sales and marketing (excluding stock-based
  compensation: 2001:$380; 2000: $653;
  1999: $1,194)............................      21,768      19,734       8,768
 General and administrative (excluding
  stock-based
  compensation: 2001:$584; 2000: $1,180;
  1999: $1,331)............................      14,905      12,893       8,167
 Research and development (excluding stock-
  based
  compensation: 2001:$180; 2000: $376;
  1999: $983)..............................       7,304       5,974       2,838
 Amortization of deferred stock
  compensation.............................       1,144       2,209       3,508
                                             ----------  ----------  ----------
  Total operating expenses.................      45,121      40,810      23,281
                                             ----------  ----------  ----------
Income (loss) from operations..............      10,352      (9,445)     (4,964)
                                             ----------  ----------  ----------
Other income (expense):
 Interest income:
  Bank.....................................       7,099       7,919         827
  Other....................................          36         --          --
 Bank interest expense.....................        (969)     (1,032)       (618)
 Other (expense) income, net...............         (59)        (22)        143
                                             ----------  ----------  ----------
   Total other income, net.................       6,107       6,865         352
                                             ----------  ----------  ----------
Income (loss) before income taxes, minority
 interests and equity in loss of
 affiliate.................................      16,459      (2,580)     (4,612)
Income tax expense.........................       3,444         218         383
                                             ----------  ----------  ----------
Income (loss) before minority interests....      13,015      (2,798)     (4,995)
Minority interests in (income) loss of
 consolidated subsidiaries.................        (396)         32          84
Equity in loss of affiliates...............        (885)        --          (35)
                                             ----------  ----------  ----------
Net income (loss)..........................  $   11,734  $   (2,766) $   (4,946)
                                             ==========  ==========  ==========
Net income (loss) per share:
 Basic.....................................  $     0.28  $    (0.07) $    (0.34)
                                             ==========  ==========  ==========
 Diluted...................................  $     0.26  $    (0.07) $    (0.34)
                                             ==========  ==========  ==========
Shares used in computation:
 Basic.....................................  41,525,159  37,239,649  14,630,145
                                             ==========  ==========  ==========
 Diluted...................................  45,924,724  37,239,649  14,630,145
                                             ==========  ==========  ==========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    (LOSS)
              (In US Dollars thousands, except per share amounts)

                       Convertible                                                 Retained
                     Preferred Stock     Common Stock    Additional   Deferred     Earnings       Other
                    ------------------ -----------------  Paid-in      Stock     (accumulated Comprehensive Comprehensive
                      Shares    Amount   Shares   Amount  Capital   Compensation   deficit)   Income (loss) Income (loss)
                    ----------  ------ ---------- ------ ---------- ------------ ------------ ------------- -------------
Balance at January
1, 1999...........   2,160,864   $ 22  14,160,002 $ 142   $ 17,666     $ (783)     $ 2,181          $19
Comprehensive
loss:
 Net loss.........         --     --          --    --         --         --        (4,945)         --         $(4,945)
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......         --     --          --    --         --         --           --           (22)           (22)
                                                                                                               -------
  Comprehensive
  loss............                                                                                             $(4,967)
                                                                                                               =======
Issuance of common
stock.............         --     --      437,500     4      1,877        --           --           --
Proceeds received
on issuance of
convertible
preferred stock...   2,630,425     26         --    --      19,974        --           --           --
Issue cost........         --     --          --    --        (150)       --           --           --
Stock option
exercises and
other.............         --     --    1,485,416    15        208        --           --           --
Warrants
exercises.........         --     --    9,449,226    94        (47)       --           --           --
Deferred stock
compensation......         --     --          --    --       6,590     (6,590)         --           --
Amortization of
deferred stock
compensation......                --          --    --         --       3,508          --           --
                    ----------   ----  ---------- -----   --------     ------      -------       ------
Balance at
December 31,
1999..............   4,791,289     48  25,532,144   255     46,118     (3,865)      (2,764)          (3)
Comprehensive
loss:
 Net loss.........         --     --          --    --         --         --        (2,766)         --         $(2,766)
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......         --     --          --    --         --         --           --            20             20
                                                                                                               -------
  Comprehensive
  loss............                                                                                             $(2,746)
                                                                                                               =======
Issuance of common
stock in public
offering..........         --     --    5,750,000    58    137,942        --           --           --
Issue cost........         --     --          --    --     (11,391)       --           --           --
Issuance of common
stock on
conversion of
preferred stock...  (4,791,289)   (48)  6,952,153    70        (22)       --           --           --
Stock option
exercises and
other.............         --     --    2,548,643    25      2,723        --           --           --
Warrants
exercised.........         --     --       40,000   --         --         --           --           --
Amortization of
deferred stock
compensation......         --     --          --    --         --       2,209          --           --
                    ----------   ----  ---------- -----   --------     ------      -------       ------
Balance at
December 31,
2000..............         --     --   40,822,940   408    175,370     (1,656)      (5,530)          17
Comprehensive
income:
 Net income.......         --     --          --    --         --         --        11,734          --         $11,734
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......         --     --          --    --         --         --           --            11             11
                                                                                                               -------
  Comprehensive
  income..........                                                                                             $11,745
                                                                                                               =======
Stock option
exercises and
other.............         --     --    1,309,878    13      3,279        --           --           --
Amortization of
deferred stock
compensation......         --     --          --    --         --       1,144          --           --
                    ----------   ----  ---------- -----   --------     ------      -------       ------
Balance at
December 31,
2001..............         --    $--   42,132,818 $ 421   $178,649     $ (512)     $ 6,204       $   28
                    ==========   ====  ========== =====   ========     ======      =======       ======
                        Total
                    Stockholders'
                       Equity
                    -------------
Balance at January
1, 1999...........    $ 19,247
Comprehensive
loss:
 Net loss.........      (4,945)
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......         (22)
  Comprehensive
  loss............
Issuance of common
stock.............       1,881
Proceeds received
on issuance of
convertible
preferred stock...      20,000
Issue cost........        (150)
Stock option
exercises and
other.............         223
Warrants
exercises.........          47
Deferred stock
compensation......         --
Amortization of
deferred stock
compensation......       3,508
                    -------------
Balance at
December 31,
1999..............      39,789
                    =============
Comprehensive
loss:
 Net loss.........      (2,766)
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......          20
  Comprehensive
  loss............
Issuance of common
stock in public
offering..........     138,000
Issue cost........     (11,391)
Issuance of common
stock on
conversion of
preferred stock...         --
Stock option
exercises and
other.............       2,748
Warrants
exercised.........
Amortization of
deferred stock
compensation......       2,209
                    -------------
Balance at
December 31,
2000..............     168,609
                    =============
Comprehensive
income:
 Net income.......      11,734
 Other
 comprehensive
 income, net of
 tax:
 Foreign currency
 translation
 adjustments......          11
  Comprehensive
  income..........
Stock option
exercises and
other.............       3,292
Amortization of
deferred stock
compensation......       1,144
                    -------------
Balance at
December 31,
2001..............    $184,790
                    =============

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In US Dollars thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    2001      2000      1999
                                                   -------  ---------  -------
Cash flows from operating activities:
 Net income (loss)................................ $11,734  $  (2,766) $(4,946)
 Adjustments to reconcile net income (loss) to net
  cash generated from (used in) operating
  activities:
  Depreciation....................................   2,232      1,301      621
  Amortization of goodwill........................   1,083      1,057      785
  Amortization of deferred stock compensation.....   1,144      2,209    3,508
  Deferred income taxes...........................  (1,571)      (113)     210
  Minority interest in income (loss) of
   subsidiaries...................................     396        (32)     (84)
  Equity in loss of affiliates....................     885        --        35
  Loss on disposal of property and equipment......       2         56       49
  Provision for doubtful accounts.................   2,782        (33)     840
  Gain on sale of business........................     --         --      (166)
  Changes in operating assets and liabilities:
   Restricted cash................................  13,258    (14,543)  (6,190)
   Accounts receivable............................ (13,896)   (33,642)   2,176
   Inventories....................................   7,696     (5,968)  (2,354)
   Other receivables..............................  (1,025)    (1,732)     740
   Amount due from a related party................     --         --        57
   Deferred offering costs........................     --         --      (402)
   Prepaid expenses and other current assets......    (825)       (23)     294
   Accounts payable............................... (18,248)    30,170     (293)
   Other payables.................................      91      1,230     (352)
   Deferred revenue...............................  (8,222)    12,006   (3,193)
   Accrued employee benefits......................    (931)     5,209    2,231
   Accrued expenses...............................   5,236      4,265      266
   Income taxes payable...........................   4,436        127     (112)
   Other taxes payable............................     614       (386)     251
                                                   -------  ---------  -------
Net cash generated from (used in) operating
 activities.......................................   6,871     (1,608)  (6,029)
                                                   -------  ---------  -------
Cash flows from investing activities:
 Decrease (increase) in short-term investments....  83,215   (110,400)     --
 Purchases of property and equipment..............  (1,342)    (5,669)  (1,003)
 Proceeds on disposal of property and equipment...      73        156      --
 Increase in loan receivable......................  (6,428)       --       --
 Investment in an affiliate.......................  (6,157)       --       --
 Cash (used) received net of cash acquired or
  disposed on purchase and sale of interests in
  subsidiaries:
  AI Zhejiang.....................................     --         --    (1,297)
  AI Data.........................................     --         --       136
                                                   -------  ---------  -------
Net cash generated from (used in) investing
 activities....................................... $69,361  $(115,913) $(2,164)
                                                   =======  =========  =======

                            ASIAINFO HOLDINGS, INC.

              (In US Dollars thousands, except per share amounts)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
Cash flows from financing activities:
 Increase in short-term bank loans................. $ 43,460  $42,981  $16,173
 Repayment of short-term bank loans................  (61,185) (32,036) (12,314)
  Net proceeds from issuance of common stock in
   public offering.................................      --   127,010      --
  Net proceeds from issuance of convertible
   preferred stock.................................      --       --    19,850
 Proceeds on exercise of stock options.............    3,292    2,748       81
 Warrants exercised................................      --       --        47
 Capital contribution by minority interest.........      --       220      --
                                                    --------  -------  -------
Net cash (used in) provided by financing
 activities........................................  (14,433) 140,923   23,837
                                                    --------  -------  -------
Net increase in cash and cash equivalents..........   61,799   23,402   15,644
Cash and cash equivalents at beginning of year.....   48,834   25,404    9,749
Effect of exchange rate changes on cash and cash
 equivalents.......................................        2       28       11
                                                    --------  -------  -------
Cash and cash equivalents at end of year........... $110,635  $48,834  $25,404
                                                    ========  =======  =======
Supplemental cash flow information:
 Cash paid during the year:
 Interest.......................................... $    937  $ 1,018  $   593
 Income taxes......................................      578      204      301
                                                    ========  =======  =======
Noncash investing and financing activities:
 Deferred stock compensation....................... $    --   $   --   $ 6,590
                                                    ========  =======  =======

Acquisitions and disposals of interests in subsidiaries:

  In April 1999 the Company acquired AI Zhejiang for cash of $2,000, of which $400 was paid as a deposit in 1998, and issuance of 437,500 shares of common stock to AI Zhejiang's senior management for their past services, and acquired assets with a fair value of $2,873 and assumed liabilities of $3,658.

  In 1999 the Company sold its interest in AI Data for cash of $351 and disposed of assets with a fair value of $403 and liabilities of $184.

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999
              (In US Dollars thousands, except per share amounts)

1.Organization and Principal Activities

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States ("US"). The Company principally operates through the following subsidiaries: AsiaInfo Technologies (China), Inc. ("AI Technology") (100% owned), and Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), both incorporated in the People's Republic of China ("China" or the "PRC") and Marsec Holdings, Inc. ("Marsec") (79% owned), incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126,610. The Company's common stock is traded on The Nasdaq National Market in the US.

The Company acts as a holding company and sources computer related equipment in the United States for sale to customers in the PRC.

AI Technology was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of Internet-related information technology professional services and software products. In October 2001, the Company merged it's wholly-owned subsidiary, Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"), into AI Technology. AI Zhejiang's activities were performed in the PRC and comprised the development and sale of communication hardware and software as well as providing related technology services. AI Zhejiang was acquired in April 1999, and the Company recorded goodwill of approximately $4.7 million that is being amortized over 5 years. Its results of operations are included in the Company's financial statements from the date of acquisition. On December 31, 2001, AI Technology formed a wholly-owned subsidiary, AsiaInfo Technologies (Chengdu), Inc., with an initial operating term of 15 years to provide hardware procurement support for network solution projects.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

Marsec, through its wholly-owned subsidiary, provides internet security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 voting preferred shares at $3.50 a share increasing its investment in Marsec from 75% to 79%.

On April 27, 2001, the Company invested $6,157 to acquire a 14.25% interest (voting preferred shares) in Intrinsic Technology (Holdings), Ltd., a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly-owned subsidiaries in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc. In 1999, the Company sold, in stages, its entire interest in its 55% owned subsidiary, Beijing AsiaInfo Data Communication Technology Co., Ltd., which was consolidated until the sale of a 16.5% interest in August 1999 and subsequently accounted for under the equity method until the sale in December 1999 of the remaining interest.

2.Basis of Preparation

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by the Ministry of Finance of China.

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

3.Summary of Significant Accounting Policies

Principles of consolidation--The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company's share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

Cash and cash equivalents--Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Short-term investments--Short-term investments are classified as available for sale and consist principally of certificates of deposits issued by major financial institutions which have maturities of between 6 and 12 months. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses.

Inventories--Inventories of hardware and parts are stated at the lower of cost, determined principally by the specific identification method, or market. Cost includes the purchase price of computer-related equipment, transportation, insurance expense, import and other taxes, and other related expenses.

Property and equipment--Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

   Furniture, fixtures and electronic
    equipment........................... 5 years
   Motor vehicles....................... 5 years
   Leasehold improvements............... Shorter of the lease term or 5 years
   Accounting software.................. 3 years

Goodwill--Goodwill is capitalized and amortized on a straight-line basis over its expected useful economic life of 5 years. Accumulated amortization was $2,971 at December 31, 2001 and $1,888 at December 31, 2000.

Impairment--The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Revenue recognition--Revenue from network solutions contracts, which includes the procurement of hardware on behalf of customers, systems design, planning, consulting, and system integration is recognized based on the percentage of completion method. Labor costs and direct project expenses are used to determine the stage of completion except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. In 1999, costs of revenues were reduced by $1,200 representing $0.08 per share as the Company's experience in that year determined that reduced warranty cost provisions were required.

Software solutions revenues represent license fees and related services that allow customers to use the Company's software products in perpetuity up to a maximum number of users. Contract revenue from software license fees and software implementation services, which generally represent customer orders requiring significant production, modifications, or customization of the software, is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor costs and direct project expenses.

Revenue from packaged software license fees through resellers is recorded when related products are shipped and installed. Costs related to insignificant obligations for a period up to one year, which include telephone support, are accrued at the time the revenue is recorded. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $2,950 and $1,314 in 2001 and 2000, respectively; no amount was receivable before 2000.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $45,910 at December 31, 2001 and $33,242 at December 31, 2000. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2001 and 2000, the balance of trade accounts receivable of $20,813 and $22,356 respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

Software development costs--Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

Foreign currency translation--The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates. Transaction differences are recognized in the statement of operations and amounted to exchange losses of $59 in 2001, $22 in 2000, and $47 in 1999.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi, the functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on December 31, 2001 was US$1.00=RMB8.2766. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Income taxes--Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credit and net operating losses available for carry forwards and all significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax asset will not be realized.

Use of estimates--The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Net income (loss) per share ("EPS")--Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive.

Comprehensive income--Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

Financial instruments--The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, other payables and short-term bank loans are carried at cost which approximates fair value due to the short-term nature of these instruments. The Company does not use derivative investments to manage risks. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which did not have an impact on the Company's financial position or results of operations.

Business Combinations--In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 did not have a significant impact on the Company's financial position or results of operations.

New accounting standards not yet adopted--In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. Management does not believe that the adoption of SFAS Nos. 143 and 144 will have a significant impact on its financial position or results of operations.

Reclassifications--Certain prior period amounts have been reclassified to conform to the 2001 presentation.

4.Other Receivables

Included in the other receivables at December 31, 2001 is a loan of $6,428 to Bonson Information Technology Holdings, Ltd. ("Bonson") collateralized by shares of Bonson. The loan bears interest at the London Inter Bank Offered Rate plus 0.75% per annum (2.4425% at December 31, 2001) and is repayable by September, 2002. As outlined in note 20, the Company has entered into an agreement in January 2002 to acquire Bonson.

5.Property and Equipment, Net

                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
   Furniture, fixtures and electronic equipment.................. $5,836 $5,283
   Motor vehicles................................................    420    331
   Leasehold improvements........................................  1,834  2,100
   Accounting software...........................................  1,047    695
                                                                  ------ ------
     Total.......................................................  9,137  8,409
   Less: Accumulated depreciation................................  3,761  2,069
                                                                  ------ ------
     Net book value.............................................. $5,376 $6,340
                                                                  ====== ======

6.Investment in Affiliate

In April 2001, the Company invested $6,157 in Intrinsic Technology (Holdings), Ltd. ("Intrinsic") for a 14.25% interest. The investment in Intrinsic is recorded using the equity method because the Company is able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board. The excess of purchase price over the Company's percentage interest in the recorded amount of the net assets of Intrinsic as of the acquisition date is $5,631. The period of amortization for the goodwill is five years based on the estimated useful life. The Company's share of loss of the affiliate of $885 includes amortization of goodwill in the amount of $751. In connection with the investment, the Company also received warrants from Intrinsic that will entitle the Company and its co-investors to acquire a controlling interest in Intrinsic. Intrinsic and its wholly-owned subsidiaries are engaged in wireless internet application and development. The Company's net investment in affiliate at December 31, 2001 was $5,272.

7.Short-Term Bank Loans

As of December 31, 2001, the Company had total short-term credit facilities for working capital purposes totaling $20,870 mainly expiring by June 2002. The facilities were secured by bank deposits of $10,900. At December 31, 2001, unused short-term credit facilities were $18,865 and used facilities totaled $2,005 of which $1,376 was used for issuing standby letters of credit provided to hardware suppliers. Additional borrowings of $2,295 were secured by bank deposits of $2,367. All the borrowings were in RMB. The loans carry interest of 5.58% per annum. Additional bank deposits of $208 were used for issuing a standby letter of credit. Bank deposits pledged as security for these credit facilities totaled $13,475 and $26,733 as of December 31, 2001 and 2000, respectively, and are presented as restricted cash in the consolidated balance sheets.

8.Other Taxes Payable

                                                                  December 31,
                                                                  -------------
                                                                   2001   2000
                                                                  ------ ------
   Individual income tax......................................... $1,125 $1,195
   Business tax payable..........................................    530    197
   Value added taxes payable, net................................    869    517
                                                                  ------ ------
                                                                  $2,524 $1,909
                                                                  ====== ======

The Company's PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers and revenues from software licenses. They are also subject to business tax at the rate of 5% on other service revenues from network solutions. Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue from software licenses, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% from software license revenues. This government policy is effective until 2010. The Company is also required to withhold PRC individual income tax on employees' payroll for remittance to the tax authorities.

9.Income Taxes

The components of income (loss) before income taxes, minority interests and equity in loss of affiliate are as follows:

                                                        Years Ended December
                                                                 31,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- -------  -------
   United States...................................... $ 2,543 $(2,025) $(4,040)
   Foreign............................................  13,917    (555)    (572)
                                                       ------- -------  -------
                                                       $16,460 $(2,580) $(4,612)
                                                       ======= =======  =======

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income taxes consists of the following:

                                                              Years Ended
                                                              December 31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------  -----  -----
   Current
    United States:
     Federal.............................................  $4,006  $ --   $ --
     State...............................................     212    --     --
    Foreign..............................................     797    331    173
                                                           ------  -----  -----
   Total current income taxes............................   5,015    331    173
                                                           ------  -----  -----
   Deferred
    United States:
     Federal.............................................  (1,931)   --     --
     State...............................................     (94)   --     --
    Foreign..............................................     454   (113)   210
                                                           ------  -----  -----
   Total deferred income taxes...........................  (1,571)  (113)   210
                                                           ------  -----  -----
   Total income tax expense..............................  $3,444  $ 218  $ 383
                                                           ======  =====  =====

The components of deferred income tax assets are as follows:

                                                                 December 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
   Deferred tax assets:
    Allowances and reserves..................................... $1,615  $  874
    Depreciation................................................    188     306
    Net operating loss carry forwards...........................    347     618
    Others......................................................     74     --
                                                                 ------  ------
   Total gross deferred tax assets..............................  2,224   1,798
   Valuation allowance..........................................   (347) (1,492)
                                                                 ------  ------
   Total net deferred tax assets................................ $1,877  $  306
                                                                 ======  ======

At December 31, 2001, tax loss carry forwards in the PRC amounted to approximately $2.5 million, which will expire between 2002 and 2005.

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

Pursuant to the Income Tax Laws, FIEs approved as high-tech or new technology enterprises which are established in the Beijing New Technology Industry Development Zone ("BDZ") are subject to income tax at the reduced rate of 15%. High technology enterprises are also eligible for a three-year exemption from income tax followed by a 50% reduction of income tax for the next three years. This relief commences from the date of commencement of the enterprise's business operations. AI Technology has been approved as a new technology enterprise and as it is established in the BDZ, it enjoys the preferential tax treatment described above. In 2001, 2000 and 1999 all of the Company's PRC subsidiaries, except for AI Technology, were either exempt from income taxes or did not have any assessable income. AI Technology's 50% reduction in income tax expired on December 31, 2000. AI Technology received a continuation of its preferential tax treatment from the local government for an additional three years, which will reduce its effective income tax rate to not less than 10%.

Income tax of AI Technology in 2001, 2000 and 1999 was $1,251, $218 and $383, respectively. In the absence of such income tax exemptions or preferential tax treatment, additional income tax of $615 in 2001 and $252 in 2000 would otherwise have been payable and the effect on net income (loss) per share would be to decrease basic income per share and diluted income per share by $0.01 in 2001 and increase basic and diluted loss per share by $0.01 in 2000. There was no impact on loss per share in 1999.

Undistributed foreign earnings amounted to approximately $11 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the PRC, if any.

A reconciliation between the provision (benefit) for income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

                                                              Years Ended
                                                              December 31,
                                                             -----------------
                                                             2001  2000   1999
                                                             ----  ----   ----
   US federal statutory rate...............................   35%  (35)%  (35)%
   Differences between statutory rate and foreign effective
    tax rate...............................................  (20)   29     37
   Amortization of goodwill................................    2    14      6
   Others..................................................    4    --     --
                                                             ---   ---    ---
                                                              21%    8%     8%
                                                             ===   ===    ===

10.CAPITAL STOCK

The Company's authorized capital stock consists of 110,000,000 shares, consisting of 100,000,000 of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

The Company's previously issued Series A and the Series B Convertible Preferred Stock automatically converted into an aggregate of 6,952,153 shares of common stock upon the Company's initial public offering in March, 2000 (the "IPO"). Prior to their conversion into common stock the holders of the Series A and Series B Convertible Preferred Stock were entitled to participate in all dividends paid to the common stockholders, on an as converted base, when and if such dividends were declared by the Board. While the convertible preferred stock was outstanding, the Company was not permitted to pay any dividend with regard to any share of common stock of the Company unless and until all dividends on the convertible preferred stock had been paid. The holders of convertible preferred stock were entitled to the same voting rights as that of common stockholders. This Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had aggregate liquidation preferences of $18 million and $20 million, respectively, as of December 31, 1999 and were senior to all common stock.

In 2000, the Company issued 292 shares of common stock at a price of $0.01 per share to a third party for services provided to the Company. The Company has accounted for such issuance in accordance with SFAS 123, "Accounting for Stock-Based Compensation" and recorded expense of $5.

 Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                Years Ended December 31,
                                            ---------------------------------
                                               2001       2000        1999
                                            ---------- ----------  ----------
   Net income (loss) (numerator):
    Net income (loss)
     Basic and diluted..................... $   11,734 $   (2,766) $   (4,946)
                                            ========== ==========  ==========
   Shares (denominator):
    Weighted average Common Stock
     Outstanding........................... 41,525,159 37,239,649  15,576,580
    Outstanding subject to repurchase......        --         --      946,435
                                            ---------- ----------  ----------
    Basic.................................. 41,525,159 37,239,649  14,630,145
    Options................................  4,399,565        --          --
                                            ---------- ----------  ----------
    Diluted................................ 45,924,724 37,239,649  14,630,145
                                            ========== ==========  ==========
   Net income (loss) per share:
    Basic.................................. $     0.28 $    (0.07) $    (0.34)
    Diluted................................ $     0.26 $    (0.07) $    (0.34)

In 2000 and 1999, the Company had securities outstanding which could potentially dilute basic EPS in the future, but were excluded in the computation of diluted EPS in such periods, as their effect would have been antidilutive due to the net loss reported in these periods. In 2001, the Company had options outstanding which could potentially dilute EPS in the future, but were excluded in the computation of diluted EPS in the year, as their exercise prices were above the average market values in the year. Such outstanding securities consist of the following:

                                                     Years Ended December 31,
                                                  ------------------------------
                                                    2001      2000       1999
                                                  --------- --------- ----------
   Outstanding options..........................  1,326,180 8,781,865  8,891,811
   Convertible preferred stock..................        --        --   6,952,153
   Warrants.....................................        --        --      40,000
                                                  --------- --------- ----------
                                                  1,326,180 8,781,865 15,883,964
                                                  ========= ========= ==========

11.COMMITMENTS AND CONTINGENCIES

Operating Leases--As of December 31, 2001, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

   2002.................................................................. $2,146
   2003..................................................................    598
   2004..................................................................     70
                                                                          ------
                                                                          $2,814
                                                                          ======

The leased properties are principally located in the PRC and are used for administration and research and development. The leases are renewable subject to negotiation. Rental expense for the three years in the period ended December 31, 2001 was $2,190, $2,401, and $1,539, respectively.

Letters of credit--At December 31, 2001, the Company had outstanding letters of credit to vendors of $1,585 fully collateralized by pledge of bank deposits.

Litigation--On December 4, 2001, a securities class action suit was filed in the United States against the Company, certain of the Company's directors and co-lead underwriters involved in the Company's Initial Public Offering ("IPO") on behalf of all persons and entities who purchased, converted, exchanged or otherwise acquired the common stock of the Company between March 2, 2000 and December 6, 2000, inclusive. The complaint alleges, among other things, that the Company and certain of its officers and directors at the time of the IPO violated the federal securities laws by issuing and selling the Company's common stock pursuant to the IPO without disclosing to investors that several of the underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The plaintiffs seek class action certification and claim for an unspecified amount of damages. Management intends to vigorously defend the action; however, the outcome of this litigation is uncertain. In addition, management believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors' and officers' liability insurance policies may also cover the defense and exposure or settlement of the suit.

12.EMPLOYEE RETIREMENT BENEFITS

The Company's employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 19% to 25.5% of the monthly basic salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the "Plan"). The Company contributes 5% of employees' monthly salaries to the Plan. The expense of such arrangements to the Company for the three years in the period ended December 31, 2001 was $754, $736 and $784, respectively.

In addition, the Company is required by law to contribute approximately 23.5% to 34.5% of basic salaries of the PRC employees for employee welfare, housing, medical and education benefits representing Company expense of $3,443, $2,921 and $2,470 for 2001, 2000 and 1999, respectively. The Company does not have any post retirement benefit plans.

13.DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company's PRC subsidiaries are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to nondistributable reserves which include a general reserve, an enterprise expansion reserve and a staff welfare and bonus reserve. Wholly-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP. The staff welfare and bonus reserve is determined by the board of directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries' operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to Chinese law. Appropriations to general reserves by the Company's PRC subsidiaries were $697 in 2001. There were no appropriations to reserves prior to 2001.

14.CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash and short-term investments, and trade accounts receivable.

The Company places its temporary cash and short-term investments with various financial institutions in the PRC and the United States. At December 31, 2001, the amounts were placed principally with financial institutions in the United States.

The Company's business activities and accounts receivable are principally in the PRC with a limited number of large customers, principally China Telecommunications Corporation ("China Telecom") and its provincial subsidiaries, and China United Telecommunications Corporation ("China Unicom"). Sales to China Telecom and its subsidiaries amounted to approximately 31%, 34% and 84% of total revenues in 2001, 2000 and 1999, respectively. During the year ended December 31, 1999, certain entities related to China Telecom represented more than 10% of total revenues. In 1999, one provincial entity accounted for 29% of total revenues and another provincial entity accounted for 17% of total revenues. In 2001 and 2000, no individual provincial entity represented more than 10% of total revenues. Sales to China Unicom accounted for 45% of total revenues in 2001, 43% in 2000 and 14% in 1999. Sales to China Netcom Corporation Ltd. accounted for 9% and 10% of total revenues in 2001 and 2000, respectively.

Details of the amounts receivable from the customers with the largest receivable balances at December 31, 2001 and 2000 are as follows:

                                                               Percentage of
                                                                 accounts
                                                                receivable
                                                               December 31,
                                                               ---------------
                                                                2001     2000
                                                               ------   ------
   Five largest receivables balances..........................     84%      51%

The Company maintains allowances for estimated potential bad debt losses. The Company's client basis is expanding to include smaller telecommunication and internet service providers and the Company revises its estimates of collectibility on a periodic basis. The Company maintained provisions for doubtful accounts of $1,094, $545 and $640 at December 31, 2001, 2000 and 1999, respectively. Bad debt expense was $2,782 in 2001 and $840 in 1999. Reduction of bad debt provision was $(33) in 2000 and write-offs of bad debts were $2,233 in 2001, $62 in 2000 and $262 in 1999. There were no other movements in the provision for doubtful accounts.

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

15.STOCK OPTION PLANS

General--Under the Company's 2000 Stock Option Plan, in each calendar year through 2010, the Company may grant options to purchase up to 4 million shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options ("ISO") and nonqualified options ("NQO"). Prior to adoption of the 2000 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998 and 1999 (such plans, together with the 2000 Stock Option Plan, are referred to hereinafter as the "Plans").

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

Total number of options exercisable and the weighted average exercise price were 3,775,807, 4,039,625 and 5,603,111, and $5.44, $2.81 and $2.37 as of
December 31, 2001, 2000 and 1999, respectively.

Option activity for the Plans is summarized as follows:

                                                      Outstanding Options
                                                                  Weighted
                                                  Number of   average exercise
                                                    shares    price per share
                                                  ----------  ----------------
   Outstanding, January 1, 1999..................  7,702,000       $1.39
    Granted (weighted average fair value of
     $2.92)......................................  2,892,000        6.07
    Canceled.....................................    (52,300)       2.81
    Exercised.................................... (1,649,889)       0.89
                                                  ----------
   Outstanding, December 31, 1999................  8,891,811        2.99
    Granted (weighted average fair value of
     $9.89)......................................  3,307,640       20.83
    Cancelled....................................   (834,876)       9.43
    Exercised.................................... (2,582,710)       1.86
                                                  ----------
   Outstanding, December 31, 2000................  8,781,865        9.43
    Granted (weighted average fair value of
     $7.02)......................................  2,476,840        9.50
    Cancelled.................................... (1,639,659)      15.21
    Exercised.................................... (1,309,878)       2.51
                                                  ----------
   Outstanding, December 31, 2001................  8,309,168        9.40
                                                  ==========

The fair value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding at December 31, 2001 is as follows:

                                                            Options Exercisable
                              Options Outstanding as of      as of December 31,
                                  December 31, 2001                 2001
                           -------------------------------- --------------------
                                        Weighted
                                         average   Weighted             Weighted
                                        remaining  average              average
Range of average exercise    Number    contractual exercise   Number    exercise
Prices                     outstanding life (yrs.)  price   exercisable  price
-------------------------  ----------- ----------- -------- ----------- --------
$0.005 to 0.01...........     650,000     3.75      $0.01      650,000   $0.01
$0.25 to 0.75............      11,117     4.58       0.75       11,117    0.75
$1.00 to 1.50............     727,223     5.11       1.14      723,890    1.14
$2.00 to 2.75............     867,265     5.75       2.67      857,265    2.67
$3.00....................     299,550     7.14       3.00       90,800    3.00
$4.17....................     294,200     7.41       4.17       62,000    4.17
$7.60 to 10.00...........   3,218,818     9.07       8.63      876,200    7.60
$10.25 to 13.00..........     892,815     8.85      12.24      203,735   12.28
$14.06 to 19.63..........      32,500     9.12      17.52        1,100   19.63
$24.00...................   1,068,180     8.13      24.00      227,700   24.00
$29.625 to 47.03.........     247,500     8.52      32.04       72,000   31.29
                            ---------     ----      -----    ---------   -----
  Total..................   8,309,168     7.66      $9.40    3,775,807   $5.44
                            =========     ====      =====    =========   =====

Deferred stock compensation--As discussed in Note 3, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997, which were all fixed awards. Such deferred compensation expense aggregated $3,136 and was amortized to expense over the three year vesting period of the options.

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

In 1999, the Company issued NQO's to nonemployees to purchase 96,000 shares of common stock at prices ranging from $3.00 to $4.17 per stock. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and its related interpretations, the Company accounted for this transaction under the fair value method and as a variable award. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) at the grant date and adjusts the deferred compensation expense at the end of the period. The related amortization of deferred compensation expense, which is recognized over the four year exercise period of the options, is also adjusted accordingly.

Amortization of deferred stock compensation was $1,144, $2,209 and $3,508 for the years ended December 31, 2001, 2000 and 1999, respectively.

Additional stock plan information--Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method. The Company's calculations were made using the Black-Scholes valuation model which requires subjective assumptions, including expected time to exercise, which affects the calculated values. The following weighted average assumptions were used: expected life, seven years; risk free interest rate 4.4% in 2001, 5.89% in 2000 and 6.5% in 1999; volatility of 78% in 2001,
75% in 2000 and 30% in 1999; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) income would have been approximately $(7,084) ($(0.17) per share, basic and diluted), $(11,409) ($(0.31) per share, basic and diluted) and $(5,757) ($(0.39) per share, basic and diluted), in 2001, 2000 and 1999, respectively.

16.WARRANTS

 Convertible preferred stock

In connection with a private placement in December 1997, the Company issued 9,429,226 stock purchase warrants ("Warrants") to its Series A Convertible Preferred Stock holders, which were exercisable in whole at any time after December 31, 1999 at an initial value of $0.005 per Warrant. Each Warrant represented the right to purchase one share of the Company's common stock. All the warrants were exercised in 1999 pursuant to amended warrant terms which accelerated the warrant exercise term.

 Common stock

At December 31, 1999 warrants granted to a consultant to purchase 40,000 shares of common stock at $0.01 per share were outstanding. In accordance with SFAS No. 123 and its related interpretations, the arrangement was accounted for as a variable award and the Company recognized compensation expense using an option pricing model of $47,178 in 1999. In 2000, the remaining warrants were exercised and at December 31, 2001 and 2000, no warrants to purchase shares of common stock were outstanding.

17.SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, the Company has two operating segments (separate lines of business): network solutions net of hardware costs and software solutions. Each business line has separate operating data and separate management individuals responsible for the sales, marketing and development efforts. The network solutions business provides customers the necessary hardware (e.g. network routers and servers from third party original equipment manufacturers) and consulting and systems integration services to develop a network system. The Company manages its business internally based on total revenues net of hardware costs. The software solutions business sells software products which include Internet customer management and billing, wireless customer management and billing and messaging software. These software products and the related services can be sold separately or in connection with a systems integration arrangement. Costs and expenses allocated between operating segments are generally on an actual basis and for those common expenses, allocation is made proportionally to the revenue of network solutions net of hardware costs and software solutions.

                                                      Years Ended December
                                                               31,
                                                     ------------------------
                                                      2001    2000     1999
                                                     ------- -------  -------
   Revenues net of hardware costs:
   Network solutions net of hardware cost........... $43,516 $27,211  $18,727
   Software solutions...............................  27,875  17,367    6,494
                                                     ------- -------  -------
   Consolidated revenues net of hardware costs......  71,391  44,578   25,221
   Consolidated cost of sales net of hardware
    costs...........................................  15,918  13,213    6,904
                                                     ------- -------  -------
   Consolidated gross profit........................ $55,473 $31,365  $18,317
                                                     ======= =======  =======
   Gross profit:
   Network solutions................................ $31,419 $17,028  $11,827
   Software solutions...............................  24,054  14,337    6,490
                                                     ------- -------  -------
   Consolidated gross profit........................ $55,473 $31,365  $18,317
                                                     ======= =======  =======
   Depreciation and amortization:
   Network solutions................................ $ 2,021 $ 1,263  $   854
   Software solutions...............................   1,294   1,095      552
                                                     ------- -------  -------
                                                      $3,315 $ 2,358  $ 1,406
                                                     ======= =======  =======
   Amortization of deferred stock compensation:
   Network solutions................................     588   1,119    1,875
   Software solutions ..............................     556   1,090    1,633
                                                     ------- -------  -------
                                                     $ 1,144 $ 2,209  $ 3,508
                                                     ======= =======  =======
   Income (loss) from operations:
   Network solutions................................ $ 8,368 $(4,283) $(4,167)
   Software solutions...............................   1,984  (5,162)    (797)
                                                     ------- -------  -------
   Consolidated income (loss) from operations....... $10,352 $(9,445) $(4,964)
                                                     ======= =======  =======

For the years ended December 31, 2001, 2000 and 1999, almost all of the Company's revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related service. Also, as of December 31, 2001, 2000 and 1999, 99% of the Company's long-lived assets are located in the PRC.

During 2001, the Company included as a component of software revenues the software service revenue that had previously been included as a component of network solutions revenue. Such change in classification is consistent with the Company's current internal reporting structure through December 31, 2001. The Company has reclassified prior year amounts to conform with the current year presentation.

At the start of 2002, the Company reorganized the internal operations into three strategic business units, which correspond with three of its product offerings--network infrastructure solutions, operation support system solutions, and service application solutions. Each of these business units is responsible for both the services and software components that comprise their product offerings. The fourth product offering of the Company is network security solutions provided by Marsec, the majority-owned subsidiary of the Company. The Company cannot practically reclassify and present the financial information for 2001, 2000 and 1999 to correspond with its operational structure that became effective at the beginning of 2002.

18.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2001, 2000 and 1999 are presented in the following table.

                                                Three Months Ended
                                     -----------------------------------------
                                     December 31 September 30 June 30 March 31
                                     ----------- ------------ ------- --------
   Year Ended December 31, 2001
   ----------------------------
   Revenues.........................   $37,645     $94,031    $21,551 $35,779
   Gross profit.....................    15,305      15,540     13,349  11,279
   Net income.......................     4,260       3,519      2,576   1,379
   Net income per share--basic......      0.10        0.08       0.06    0.03
   --diluted........................      0.09        0.08       0.06    0.03
   Year Ended December 31, 2000
   ----------------------------
   Revenues.........................   $44,012     $58,068    $51,091 $22,892
   Gross profit.....................    10,908       9,790      7,991   2,676
   Net income (loss)................     1,023         415        434  (4,638)
   Net income (loss) per share--
    basic...........................      0.03        0.01       0.01   (0.16)
   --diluted........................      0.02        0.01       0.01   (0.16)
   Year Ended December 31, 1999
   ----------------------------
   Revenues.........................   $11,965     $23,521    $19,546 $ 5,248
   Gross profit.....................     3,537       7,300      5,677   1,803
   Net (loss) income................    (3,817)       (522)     1,252  (1,859)
   Net (loss) income per share--
    basic...........................     (0.23)      (0.04)      0.09   (0.14)
   --diluted........................     (0.23)      (0.04)      0.04   (0.14)

In the fourth quarter of 2000, the Company benefited from a change in regulations issued in that quarter by the Department of Finance of Beijing, which reduced the contributions, effective the beginning of 2000, the Company was required to make to the government for PRC employee benefits. As a result during the fourth quarter, the Company reversed $900 of costs accrued in the first three quarters of 2000 which had previously been expensed ($257 in the first quarter, $300 in the second quarter and $345 in the third quarter).

19.RELATED PARTY TRANSACTIONS

In the years ended December 31, 2001 and 2000, the Company entered into software and network solutions contracts with China Netcom Corporation ("China Netcom") with a total contract sum of approximately $9,300 and $30,000, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom. Revenue recognized in 2001 and 2000 from such contracts was approximately $17,000 and $18,000, respectively. Accounts receivable due from China Netcom as of December 31, 2001 and 2000 were $2,226 and $2,917, respectively.

On January 17, 2001, the Company purchased a convertible promissory note in the principal amount of $750 from ChinaPalmInfo Holdings Co., Ltd. ("ChinaPalmInfo"). At the time of the purchase, ChinaVest V LP also held a convertible promissory note of ChinaPalmInfo in the principal amount of $500. A director of the Company is a principal of ChinaVest V LLC, the general partner of ChinaVest V LP.

20.SUBSEQUENT EVENT

On January 20, 2002, the Company entered into an agreement (the "Agreement") to acquire 100% of the outstanding share capital of Bonson Information Technology Holdings Limited, a wireless telecommunications operation support system solutions provider in China. The Company expects the aggregate acquisition price to consist of approximately 830,000 shares of the Company's common stock and approximately $30,000 in cash; although the final consideration is subject to adjustment based on the provisions of the Agreement.

                               INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

 Exhibit
 Number    Description of Exhibits
 -------   -----------------------
  2.1      Share Purchase Agreement for the acquisition of Bonson Information Technology
           Holdings Limited/****/
  3.1      Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
  3.2      Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings,
           Inc., dated
           August 27, 1999/*/
  3.3      Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings,
           Inc., dated November 15, 2000/***/
  3.4      Certificate of Correction to Certificate of Amendment to Certificate of
           Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
  3.5      By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
  4.1      Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
 10.1      2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
 10.2      Certificate of Merger of HTC Investments, Inc., a Delaware corporation, with and into AsiaInfo Holdings, Inc., a Delaware corporation, dated October 13, 1999/*/
 10.3      Shareholders' Agreement of Marsec Holdings Inc., dated as of September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of
           Marsec Holdings, Inc./**/
 10.4      Warrant to purchase Series A Preferred Shares of Marsec Holdings, Inc., issued to
           AsiaInfo Holdings, Inc. as of September 15, 2000/**/
 10.5      Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, dated
           August 31, 1999/*/
 10.6      Agreement for the Merger of AsiaInfo Technologies (China) Inc. and Zhejiang
           AsiaInfo Telecommunications Technology Co. Ltd. /***/
 10.7      Agreement for the Establishment of a Limited Liability Company (Guangdong
           Wangying Information Technology Co., Ltd.) and Capital Contribution/***/
 11.1      Statement regarding computation of per share earnings (included in note 10 to consolidated financial statements)
 21.1      Subsidiaries of AsiaInfo Holdings, Inc.
 23.1      Consent of Deloitte Touche Tohmatsu
 24.1      Power of Attorney (included on signature page to this report)

--------
/*/ Incorporated by reference to the same numbered exhibit previously filed with our Registration Statement on Form S-1 (No. 333-93199).
/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.
/***/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
/****/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.