Form 10-Q
period 2002-03-31
ASIAINFO HOLDINGS INC
filed 2002-05-14
CIK 1100969

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                        Yes [X]                  No [_]

    The number of shares outstanding of the Registrant's common stock as of
                          May 10, 2002 was 43,421,854

================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2002
                               TABLE OF CONTENTS

                                                                                                                    Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)                                                                          3

a)          Condensed Consolidated Statements of Operations for the three
            months ended March 31, 2001 and 2002                                                                      3

b)          Condensed Consolidated Balance Sheets as of December 31, 2001
            and March 31, 2002                                                                                        4

c)          Condensed Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2002                                                                      5

d)          Notes to Condensed Consolidated Financial Statements for the
            three months ended March 31, 2001 and 2002                                                                7

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                                    16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                               36

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                                                                37

Item 5.     Other Information                                                                                        37

Item 6.     Exhibits and Reports on Form 8-K                                                                         38

SIGNATURE                                                                                                            40

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In US Dollars thousands, except per share amounts)


                                              Three Months Ended March 31,
                                             ------------------------------
                                                   2001          2002
                                               -----------   -----------
                                                      (unaudited)
Revenues:
 Network solutions.........................    $    29,909   $    21,731
 Software solutions........................          5,870         6,806
                                               -----------   -----------
 Total revenues............................         35,779        28,537
                                               -----------   -----------
Cost of revenues:
 Network solutions.........................         23,643        15,253
 Software solutions........................            857         1,996
                                               -----------   -----------
 Total cost of revenues....................         24,500        17,249
                                               -----------   -----------
Gross profit...............................         11,279        11,288
                                               -----------   -----------
Operating expenses:
 Sales and marketing (excluding
  stock-based compensation:
  2001: $211; 2002: $27 and amortization
  of acquired intangible assets: 2001:
  nil; 2002: $225).........................          5,627         3,569
 General and administrative (excluding
  stock-based compensation:
  2001: $158; 2002: $92 and amortization
  of acquired intangible assets: 2001;
  nil; 2002: $32)..........................          3,606         3,545
 Research and development (excluding
  stock-based compensation:
  2001: $68; 2002: $33 and amortization
  of acquired intangible assets: 2001:
  nil; 2002: $61)..........................          1,632         2,264
 Amortization of deferred stock
  compensation.............................            437           152
 In-process research and development.......              -           350
 Amortization of acquired intangible
  assets...................................              -           318
                                               -----------   -----------
 Total operating expenses..................         11,302        10,198
                                               -----------   -----------
 (Loss) income from operations.............            (23)        1,090
                                               -----------   -----------
Other income (expense):
 Interest income...........................          2,386           734
 Interest expense..........................           (327)          (44)
 Other (expenses) income, net..............             (7)            1
                                               -----------   -----------
 Total other income, net...................          2,052           691
                                               -----------   -----------
Income before income taxes,
 minority interests and
 equity in loss of affiliate...............          2,029         1,781
Income tax expense.........................            471           267
                                               -----------   -----------
Income before minority interests...........          1,558         1,514
Minority interests in (income) loss
 of consolidated subsidiaries..............           (179)           35
Equity in loss of affiliate................              -          (127)
                                               -----------   -----------
Net income.................................    $     1,379   $     1,422
                                               ===========   ===========
Net income per share:
 Basic.....................................    $      0.03   $      0.03
                                               ===========   ===========
 Diluted...................................    $      0.03   $      0.03
                                               ===========   ===========
Shares used in computation:
 Basic.....................................     40,967,627    42,430,509
                                               ===========   ===========
 Diluted...................................     45,148,897    45,884,452
                                               ===========   ===========

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In US Dollars thousands, except per share amounts)

                                                                     December 31,          March 31,
                                                                    --------------       -------------
                                                                         2001                 2002
                                                                    --------------       -------------
                                                                                          (unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents............................             $      110,635       $     107,620
  Restricted cash......................................                     13,475              16,109
  Short-term investments...............................                     27,184              18,642
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $1,094 and $2,407 at
   December 31, 2001 and March 31, 2002, respectively)                      66,723              82,066
  Inventories - hardware and parts.....................                      1,180               3,368
  Other receivables....................................                     10,533               4,933
  Deferred income taxes - current......................                      1,689               1,713
  Prepaid expenses and other current assets............                      1,417               5,219
                                                                    --------------       -------------
    Total current assets...............................                    232,836             239,670
Property and equipment - net...........................                      5,376               5,935
Goodwill...............................................                      2,188              37,255
Other acquired intangibles - net.......................                          -               5,462
Investment in affiliate................................                      5,272               5,145
Deferred income taxes..................................                        188                   -
                                                                    --------------       -------------
    Total Assets.......................................             $      245,860       $     293,467
                                                                    ==============       =============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans................................             $        2,924       $       2,730
  Accounts payable.....................................                     23,789              22,174
  Other payables.......................................                      1,682              23,560
  Deferred revenue.....................................                      4,279               7,260
  Accrued employee benefits............................                      9,088               9,896
  Accrued expenses.....................................                     11,431              13,215
  Income taxes payable.................................                      4,743               5,034
  Other taxes payable..................................                      2,524               3,627
                                                                    --------------       -------------
    Total current liabilities..........................                     60,460              87,496
Deferred income taxes..................................                          -                 277
                                                                    --------------       -------------
    Total Liabilities..................................                     60,460              87,773
                                                                    --------------       -------------

Minority interest......................................                        610                 575
                                                                    --------------       -------------
Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01
   par value, shares issued and outstanding: 2001:
   42,132,818; 2002: 42,663,941........................                        421                 427
  Additional paid-in capital...........................                    178,649             197,383
  Deferred stock compensation..........................                       (512)               (360)
  Retained earnings....................................                      6,204               7,626
  Accumulated other comprehensive income...............                         28                  43
                                                                    --------------       -------------
    Total stockholders' equity.........................                    184,790             205,119
                                                                    --------------       -------------
    Total Liabilities and Stockholders' Equity.........             $      245,860       $     293,467
                                                                    ==============       =============

           See notes to condensed consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In US Dollars thousands, except per share amounts)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                  2001     2002
                                                -------- --------
                                                    (unaudited)
      Cash flows from operating activities:
       Net income.............................  $  1,379    1,422
       Adjustments to reconcile net
        income to net cash used in
        operating activities:
       Depreciation...........................       556      668
       Amortization of goodwill...............       264        -
       Amortization of other acquired
        intangible assets.....................         -      318
       In-process research and development....         -      350
       Amortization of deferred stock
        compensation..........................       437      152
       Deferred income taxes..................       (35)     (24)
       Minority interest in income (loss) of
        consolidated subsidiaries.............       179      (35)
       Equity in loss of an affiliate.........         -      127
       Loss on disposal of property
        and equipment.........................         6       12
       Bad debt expense.......................       (99)     998
       Changes in operating assets and
        liabilities, net of effects of
        business acquired:
        Restricted cash.......................    (1,745)   1,893
        Accounts receivable...................    10,257   (5,089)
        Inventories...........................     8,615     (957)
        Other receivables.....................    (1,116)   1,086
        Prepaid expenses and other current
         assets...............................      (514)    (956)
        Accounts payable......................   (10,298)  (3,952)
        Other payables........................      (646)  (1,158)
        Deferred revenue......................    (8,363)   1,408
        Accrued employee benefits.............    (2,126)     257
        Accrued expenses......................    (1,067)   1,521
        Income taxes payable..................       469      291
        Other taxes payable...................        (7)      18
                                                --------   ------
      Net cash (used in) operating
       activities.............................    (3,854)  (1,650)
                                                --------   ------
      Cash flows from investing activities:
       (Increase) decrease in short-term
        investments...........................   (19,501)   8,542
       Purchases of property and
        equipment.............................      (875)    (397)
       Proceeds on disposal of property
        and equipment.........................         1        -
       Increase in loan receivable............         -   (3,572)
       Purchase of a subsidiary, net of
        cash acquired.........................         -   (4,637)
                                                --------   ------
      Net cash (used in) provided by
       investing activities...................   (20,375)     (64)
                                                --------   ------

                            ASIAINFO HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
              (In US Dollars thousands, except per share amounts)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                       2001      2002
                                                     --------  --------
                                                         (unaudited)
Cash flows from financing activities:
   Increase in short-term bank loans..........       $ 15,705       701
   Repayment of short-term bank loans.........        (12,914)   (2,754)
   Proceeds on exercise of stock options......            566       736
                                                     --------   -------
Net cash provided by (used in)
   financing activities.......................          3,357    (1,317)
                                                     --------   -------
Net (decrease) in cash and cash
   equivalents:                                       (20,872)   (3,031)
Cash and cash equivalents at beginning
   of period..................................         48,834   110,635
Effect of exchange rate changes on cash
   and cash equivalents.......................              3        16
                                                     --------   -------
Cash and cash equivalents at end of
   period.....................................       $ 27,965   107,620
                                                     ========   =======
Supplemental cash flow information:
   Cash paid during the period:
   Interest...................................       $    324        42
   Income taxes...............................       $     38         -
                                                     ========   =======


Non-cash investing activity:

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for cash of $33,387, $624 of which represented acquisition costs, and the issuance of 1,031,686 shares of common stock with a fair market value at the time the acquisition was announced of approximately $18,003. Of the cash amount, $23,004 was payable as of March 31, 2002. In connection with the acquisition, the Company acquired tangible assets with a fair value of $28,364 and assumed liabilities of $17,737 (see Note 10).

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
              (In US Dollars thousands, except per share amounts)

1.  GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States ("US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries:
AsiaInfo Technologies (China), Inc. ("AI Technology") (100% owned), Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), both incorporated in the People's Republic of China ("China" or the "PRC"), Marsec Holdings, Inc. ("Marsec") (79% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126,610. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and sources network-related equipment in the United States for sale to customers in the PRC.

AI Technology was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of Internet-related information technology professional services and software products. In November 2001, the Company merged its wholly owned subsidiary, Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"), into AI Technology. AI Zhejiang's activities were performed in the PRC and comprised the development and sale of communication hardware and software as well as providing related technology services. AI Zhejiang was acquired in April 1999, and its results of operations are included in the Company's financial statements from the date of acquisition.

On December 31, 2001, AI Technology formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc., with an initial operating term of 15 years to provide hardware procurement support for network solution projects.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

Marsec, through its wholly owned subsidiary, provides internet security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share increasing its investment in Marsec from 75% to 79%.

On April 27, 2001, the Company invested $6,157 to acquire a 14.25% interest (voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly-owned subsidiaries in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
              (In US Dollars thousands, except per share amounts)

1.  GENERAL AND BASIS OF PREPARATION - CONTINUED

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through its subsidiary Guangzhou Bonson Technology Limited based in Guangzhou, China, for cash of $32,763 and the issuance of 1,031,686 shares of common stock. (See Note 10).

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2001 and 2002 are included in the accompanying condensed financial statements. All such adjustments are accruals of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

Revenue from network solutions contracts, which includes the procurement of hardware on behalf of customers, systems design, planning, consulting and system integration is recognized based on the percentage of completion method. Labor costs and direct project expenses are used to determine the stage of completion except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs.

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

Revenue from packaged software license fees through resellers is recognized upon the delivery and installation of the software. Costs related to insignificant obligations for a period up to one year, which include telephone support, are accrued at the time the revenue is recorded. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was approximately $672 and $650 for the three months ended March 31, 2001 and 2002, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $45,910 at December 31, 2001 and $55,716 at March 31, 2002. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers. At December 31, 2001 and March 31, 2002, the balance of trade accounts receivable of $20,813 and $26,350 respectively, represented amounts billed but not

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
              (In US Dollars thousands, except per share amounts)

1.  GENERAL AND BASIS OF PREPARATION - CONTINUED

yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2001 and March 31, 2002 and the reported amounts of revenues and expenses during the three months ended March 31, 2001 and 2002. Actual results could differ from those estimates.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi ("RMB"), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as accumulative translation adjustments in stockholders' equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on March 31, 2002 was US$1.00=RMB8.2774. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Effective January 1, 2002, the Company discontinued amortization of its existing goodwill of $7,068, which arose from the acquisition of AI Zhejiang and the investment in Intrinsic, and was being amortized over 5 years. This resulted in the elimination of amortization expenses of $546 in the three months ended March 31, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. The effects of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001, are summarized at Note 4. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently performing, but has not yet completed, the transitional goodwill impairment test which is expected to be completed by June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's financial position, results of operations or cash flows.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
              (In US Dollars thousands, except per share amounts)

1.  GENERAL AND BASIS OF PREPARATION - CONTINUED

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.


2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.


3.  SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 12 months. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses as of March 31, 2002.

4.  GOODWILL-ADOPTION OF SFAS No. 142

The following table summarizes the effect of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001.

                                             Three Months Ended March 31,
                                             ----------------------------
                                               2001                2002
                                             ---------          ---------
Reported net income                          $   1,379          $  1,422
Add back: Goodwill amortization                    264                 -
                                             ---------          --------
Adjusted net income                          $   1,643          $  1,422
                                             =========          ========

Basic earnings per share:
     Reported net income                     $    0.03          $   0.03
     Goodwill amortization                        0.01                 -
                                             ---------          --------
     Adjusted net income                     $    0.04          $   0.03
                                             =========          ========

Diluted earnings per share:
     Reported net income                     $    0.03          $   0.03
     Goodwill amortization                        0.01                 -
                                             ---------          --------
     Adjusted net income                     $    0.04          $   0.03
                                             =========          ========


5.    COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                                                     Three Months Ended March 31,
                                                                                   -------------------------------
                                                                                        2001              2002
                                                                                   --------------     ------------
Net income.................................................................            $1,379             $1,422
Change in cumulative translation adjustment................................                (2)                15
                                                                                   --------------     ------------
Comprehensive income.......................................................            $1,377              1,437
                                                                                   ==============     ============


6.  SHORT-TERM BANK LOANS

As of March 31, 2002, the Company had total short-term credit facilities for working capital purposes totaling $23,870 mainly expiring by June 2002. The facilities were secured by bank deposits of $15,551 as of March 31, 2002. At March 31, 2002, unused short-term credit facilities were $20,083 and used facilities totaled $3,787 of which $1,467 was used for issuing standby letters of credit provided to hardware suppliers. Additional borrowings of $410 were secured by bank deposits of $350 and Bonson's net assets which approximated $10,547 as of March 31, 2002. All the borrowings were in RMB, the currency of the PRC. The loans carry interest from 4.8% to 5.733% per annum and are repayable within one year. Additional bank deposits of $208 were used for issuing a standby letter of credit as of March 31, 2002. Bank deposits pledged as security for these credit facilities totaled $13,475 and $16,109 as of December 31, 2001 and March 31, 2002, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
              (In US Dollars thousands, except per share amounts)

7.  INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes, minority interest and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                            2001   2002
                                                                           ------ ------
 US federal rate..........................................................    35%   35%
 Differences between statutory rate and foreign effective tax rate........   (20)  (24)
 Expenses not deductible for tax purpose - deferred
   stock compensation expense and other...................................     8     4
                                                                           -----  ----
                                                                              23%   15%
                                                                           =====  ====

8.  CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:


                                                                                        Outstanding options
                                                                                          weighted average
                                                              Number of shares        exercise price per share
                                                              ----------------        ------------------------
Outstanding, January 1, 2002:                                       8,309,168                  $ 9.40
Granted...............................................                 24,600                   14.56
Cancelled.............................................               (255,740)                  11.58
Exercised.............................................               (172,563)                   4.26
                                                              ---------------         -----------------------
Outstanding, March 31, 2002...........................              7,905,465                  $ 9.46
                                                              ===============         =======================

The exercise price of all options granted during the three months ended March 31, 2002 was equal to the fair market value of the Company's common stock on the dates of grant.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
                  (In US thousands, except per share amounts)

9.   NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2001           2002
                                                   -------------   ------------
Net income (numerator):
  Net income
    Basic and diluted..........................    $       1,379   $      1,422
                                                   =============   ============
Shares (denominator):
  Weighted average
    Common Stock Outstanding...................       40,967,627     42,430,509
                                                   -------------   ------------
  Basic........................................       40,967,627     42,430,509
  Options (Treasury Method)....................        4,181,270      3,453,943
                                                   -------------   ------------
  Diluted......................................       45,148,897     45,884,452
                                                   =============   ============
Net income per share:
  Basic........................................    $        0.03   $       0.03
                                                   =============   ============
  Diluted......................................    $        0.03   $       0.03
                                                   =============   ============

During the first quarter of 2001 and 2002, the Company had 2,707,220 and 1,333,140 options outstanding, respectively, which could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

10.  ACQUISITION

On February 6, 2002, the Company completed the acquisition of Bonson. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations." Under the terms of the share purchase agreement, the Company acquired all outstanding capital stock of Bonson by paying $32,763 in cash and issuing approximately 1,031,686 shares of Company common stock. The total purchase price as of February 6, 2002 has been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows, (in thousands):

Total purchase price:
   Cash consideration                         $  32,763
   Common stock                                  18,003
   Acquisition expenses                             624
                                              ---------
                                              $  51,390
                                              =========
Purchase Price Allocation:
    Fair market value of net tangible
    assets acquired  at February 6, 2002      $  10,627
Intangible assets acquired:                                   Economic Life
                                                              -------------
    Core technology                               1,280       3.5 years
    Trade name                                      700       Indefinite
    Contract backlog                              2,700       2 years
    Favorable lease                                 400       2.1 years
    License                                         700       Indefinite
    In-process technology                           350
    Goodwill                                     35,067       Indefinite
    Deferred tax liabilities                       (434)
                                              ---------
                                              $  51,390
                                              =========

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
                  (In US thousands, except per share amounts)

10. ACQUISITION - CONTINUED

The Company recorded a one-time charge of $350 in the first quarter of 2002 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company and Bonson's management.

The following selected unaudited pro forma combined results of operations for the three months ended March 31, 2001 and 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2001           2002
                                                    ------------   -------------
Total revenue                                       $     39,107   $     29,068
Net income                                                   984          1,100
Net income per share
    - Basic                                         $       0.02   $       0.03
    - Diluted                                       $       0.02   $       0.02
Shares used in calculation of net income per share
    - Basic                                           41,999,313     43,268,662
    - Diluted                                         46,180,583     46,722,605

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge.

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
                  (In US thousands, except per share amounts)

11. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                          2001            2002
                                                  ------------    ------------
                                                          (unaudited)
Revenues net of hardware cost:
Network solutions net of
 hardware cost................................    $      8,336    $     10,268
Software solutions...........................            5,870           6,806
                                                  ------------    ------------
Consolidated revenues
 net of hardware cost.........................          14,206          17,074
Consolidated cost of sales
 net of hardware cost.........................           2,927           5,786
                                                  ------------    ------------
Consolidated gross profit....................     $     11,279    $     11,288
                                                  ============    ============
Gross profit:
Network solutions............................     $      6,266    $      6,478
Software solutions...........................            5,013           4,810
                                                  ------------    ------------
Consolidated gross profit....................     $     11,279    $     11,288
                                                  ============    ============
Depreciation and amortization:
Network solutions............................     $        504    $        593
Software solutions...........................              316             393
                                                  ------------    ------------
                                                  $        820    $        986
                                                  ============    ============
Amortization of deferred stock compensation:
Network solutions............................     $        217    $         71
Software solutions...........................              220              81
                                                  ------------    ------------
                                                  $        437    $        152
                                                  ============    ============
Amortization of acquired intangible assets:
Network solutions............................     $          -    $        155
Software solutions...........................     $          -    $        163
                                                  ------------    ------------
                                                  $          -    $        318
                                                  ============    ============
(Loss) income from operations:
Network solutions............................     $       (138)   $      1,917
Software solutions...........................              115            (827)
                                                  ------------    ------------
Consolidated (loss) income from
 operations...................................    $        (23)   $      1,090
                                                  ============    ============

For the three months ended March 31, 2001 and 2002, almost all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related service. Also, as of December 31, 2001 and March 31, 2002, 99% of the Company's long-lived assets are located in the People's Republic of China.

12. COMMITMENTS AND CONTINGENCIES

On December 4, 2001, a securities class action suit was filed in the United States against the Company, certain of the Company's directors and the co-lead underwriters involved in the Company's Initial Public Offering ("IPO") on behalf of all persons and entities who purchased, converted, exchanged or otherwise acquired the common stock of the Company between March 2, 2000 and December 6, 2000, inclusive. The complaint alleges that the Company and certain of its officers and directors at the time of the IPO violated the federal securities laws by issuing and selling the Company's common stock pursuant to the IPO without disclosing to investors that several of the underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The plaintiffs seek class action certification and claim for an unspecified amount of damages. While the outcome of this litigation is uncertain, management believes

                            ASIAINFO HOLDINGS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  Three Months Ended March 31, 2001 and 2002
                  (In US thousands, except per share amounts)

12. COMMITMENTS AND CONTINGENCIES - CONTINUED

that the Company has meritorious defenses to the suit and intends to vigorously defend the action. In addition, management believes that the co-lead underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company's directors' and officers' liability insurance policies may also cover the defense and exposure or settlement of the suit.

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

We commenced our operations in Texas in 1993 and moved our operations from Texas to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. While we source hardware for our customers through our U.S. parent company, AsiaInfo Holdings, Inc., and certain subsidiaries, we conduct the bulk of our business through our wholly-owned operating subsidiary, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, which is a Chinese company.

Historically, our customer base was concentrated, with sales to China Telecommunications Corporation, or China Telecom, and its provincial subsidiaries accounting for approximately 80%, 35% and 45% of our revenues net of hardware costs in fiscal 1999, 2000 and 2001, respectively. However, our customer base has diversified significantly and, at March 31, 2002, approximately 15% of our backlog net of hardware costs was attributable to China Telecom, while 26% was attributable to China United Telecommunications Corporation, or China Unicom, 45% was attributable to China Mobile Communications Corporation, or China Mobile, and 4% was attributable to China Network Communications Corporation, or China Netcom.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to wireless telecommunications carriers in China. The consideration paid to the former shareholders of Bonson consisted of $32.76 million in cash and 1,031,686 shares of our common stock which were valued at approximately $18 million at the time the acquisition was announced. The cash we paid in connection with the acquisition was paid out of our existing cash reserves. On a stand-alone basis in 2002, we anticipate that Bonson will generate net revenue of $12 million to $13 million, operating profit of $4.5 million to $5.5 million, and net income of $3.8 million to $4.6 million. Bonson's operating results have been consolidated with our operating results from February 6, 2002, and the acquisition is expected to add approximately $0.04 to $0.05 to our 2002 earnings per share. Previously, we anticipated that Bonson would contribute $0.08 to $0.10 to our 2002 earnings per share but have revised this figure downwards on the basis of intangible assets we will be required to amortize in connection with the acquisition. We will amortize a total of $4.4 million in intangible assets, including Bonson's intellectual property and contract backlog, over a period of two to three years. (For more details, see Note 10 to our Financial Statements included in this Report.) However, we have not revised our full year 2002 pro forma earnings guidance of $0.41 to $0.43 per basic share. In view of the Bonson acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, investment in affiliate, goodwill and other intangible assets, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. Through December 31, 2001, we have not recorded an impairment charge for goodwill and other intangible assets. Beginning January 1, 2002, we are required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and are required to analyze goodwill and certain other intangible assets for impairment issues during the first six months of fiscal 2002, and on a periodic basis thereafter.

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

REVENUES

At the beginning of 2002, we reorganized our operations into three strategic business units: network infrastructure solutions, operation support system solutions, and service application solutions. These strategic business units comprise our three core solutions offerings. We also offer our customers network security solutions through our majority-owned subsidiary, Marsec. Notwithstanding this organizational structure, we continue to analyze our revenues on the basis of our two principal types of revenues: network solutions revenues and software solutions revenues. For practical reasons, we cannot reclassify and present our financial information to correspond to our four product offerings prior to 2002. Although each of our strategic business units generates both network solutions revenues and software solutions revenues, in 2002 the network integration solutions unit is expected to generate approximately 70 to 80% of our total network solutions revenues (net of hardware pass-through) and the operation support system solutions and service application solutions units are expected to generate approximately 90% of our total software solutions revenues.

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

                                        THREE MONTHS ENDED                                     YEAR ENDED
                                            MARCH 31,                                         DECEMBER 31,
                                      ---------------------           ------------------------------------------------------------
BUSINESS LINE                           2002         2001               2001         2000         1999         1998         1997
-------------                         --------     --------           --------     --------     --------     --------     --------
Network solutions net of
 hardware costs                            60%          59%                61%          61%          74%          88%          93%
Software solutions                         40%          41%                39%          39%          26%          12%           7%
                                         ----         ----               ----         ----         ----         ----         ----
    Total revenues net of
          hardware costs                  100%         100%               100%         100%         100%        100%         100%
                                         ====         ====               ====         ====         ====         ====         ====

As demonstrated by the foregoing table, software solutions revenues have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 7% in 1997 to 39% in 2001 and 40% for the first quarter of 2002. We anticipate that software solutions revenues will account for approximately 40 to 45% of our total net revenues for 2002. During 2001, we included as a component of software revenues the software service revenue that had previously been included as a component of network solutions revenue. Such change in classification is consistent with our internal reporting structure through December 31, 2001. We have reclassified prior year amounts to conform with this presentation.

BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software solutions. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software solutions are recognized during the course of the relevant project, as described in more detail below. At March 31, 2002, our revenue backlog net of hardware costs was $51.4 million, a 16% increase over backlog one year ago. Software solutions accounted for 50% of net revenue backlog, a 72% increase over the period a year ago and a 11% sequential increase. Bonson accounted for 27% of the total backlog net of hardware costs and 31% of software backlog.

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

SOFTWARE SOLUTIONS REVENUES. Software solutions revenues include two types of revenues: software license revenues and software service revenues. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, up to a specified maximum number of users. Our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software service revenues consist of revenues from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been contract-related, meaning that it has been derived from customer orders requiring some modifications or customization of our software. We recognize all software revenue that is contract-related over the installation and customization periods, based on the percentage of completion of the project as measured by labor costs and direct project expenses.

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

COST OF REVENUES

NETWORK SOLUTIONS COSTS. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We accrue hardware warranty costs when hardware revenue is fully recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

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

Operating expenses consist primarily of compensation expenses, which have risen as our business has grown and we have hired new personnel. We review salaries on an annual basis in order to ensure that we remain competitive with the market and we do not foresee the need to make material increases in the near term. However, we may be required to do so from time to time in the future.

Research and development expenses relate almost entirely to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred.

We provide most of our officers, employees and directors, with stock options.
In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in our incurring deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years.
The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. See note 15 to our consolidated financial statements for the year ended December 31, 2001, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2002.

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues in accordance with the aging of the accounts receivable. Because our client base is continually expanding to include smaller telecommunications and Internet service providers, we revisit our estimates on collectibility on a periodic basis. In any event, we make bad debt provisions for accounts receivable balances which are aged over 1 year.

TAXES

Except for hardware procurement and resale, we conduct substantially all of our business through our Chinese operating subsidiaries. Our Chinese subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax. AsiaInfo Technologies, our principal operating subsidiary, is classified as a "high technology" company for purposes of Chinese tax law and, as such, is entitled to preferential tax treatment in China. AsiaInfo Technologies operated free of Chinese state corporate income tax for three years, beginning with its first year of operation, and was entitled to a 50% tax reduction for the subsequent three years. The tax holiday for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment from the local tax authorities in China for an additional three years, expiring at the end of 2003, which reduces our effective income tax rate to not less than 10%. In 2002, we anticipate that the effective corporate income tax rate applicable to AsiaInfo Technologies will be 10%. Changes in Chinese tax laws may adversely affect our future operations.

Sales of hardware in China are subject to a 17% value added tax. Most of our hardware sales are made through our U.S. parent company and thus are not subject to the value added tax. We effectively pass these taxes through to our customers and do not include them in revenues reported in our financial statements. Sales of software in China are subject to a 17% value added tax. However, if the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. We therefore enjoy an effective net value added tax burden of 3% on software license revenues. This policy is effective until 2010.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our hardware procurement activities in the U.S. and interest income earned in the U.S.

FOREIGN EXCHANGE

Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service component of our network solutions business and software business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in China.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $28.5 million in the three-month period ended March 31, 2002, representing a decrease of 20% against the comparable period in 2001. This decrease was due to our recording a lower amount of hardware pass-through costs in this quarter as compared to the first quarter of 2001. This change reflects the increasing focus of our business on higher-margin software solutions and does not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

Revenues net of hardware costs were $17.1 million in the three-month period ended March 31, 2002, representing an increase of 20% over the comparable period in 2001. Total software revenues were $6.8 million in the three-month period ended March 31, 2002, representing an increase of 16% over the comparable period in 2001. Bonson contributed 12% to this quarter's total revenue net of hardware costs and 13% of software solutions revenues. Although our net revenues grew as compared to the comparable period in 2001, we experienced a sequential decline in net revenues during the first quarter of 2002. Software solutions revenues were $6.8 million, up 4% as compared to the preceding quarter, and total net revenues were $17.1 million, down approximately 15% as compared to the preceding quarter. This sequential decline was attributable to the seasonality our business experiences in the first quarter of each year due to the long public holidays in China. It was also attributable to a slow-down in network infrastructure spending resulting from the announcement last year of the restructuring of certain state-controlled telecommunications companies in China, including China Telecom. Although the planned restructuring has caused some service providers to delay infrastructure expansion and improvement projects, we anticipate that spending will resume in the second half of 2002, and that the restructuring will be a long-term driver of telecommunications infrastructure projects in China.

COST OF REVENUES. Our cost of revenues decreased to $17.2 million in the first quarter of 2002, from $24.5 million in the first quarter of 2001. These costs of revenue include hardware pass-through costs.

GROSS PROFIT. Our gross profit remained relatively constant in the first quarter of 2002 at $11.3 million, as compared to the first quarter of 2001. Gross profit as a percentage of gross revenues, or gross margin, increased to 40% in the first quarter of 2002, as compared to 32% in the first quarter of 2001. The increased gross margin is attributable to the continued growth in our higher-margin software revenues and the increased contribution of high-end services (as opposed to hardware acquisition and installation) in our network solution projects.

OPERATING EXPENSES. Total operating expenses, including the contribution from Bonson, decreased 9% to $10.2 million in the first quarter of 2002, from $11.3 million (excluding Bonson) in the first quarter of 2001.

Sales and marketing expenses decreased 37% to $3.6 million in the first quarter of 2002, from $5.6 million in the first quarter of 2001, reflecting our continued efforts to lower costs and increase operating efficiency. We believe that sales and marketing expenses equalling 20-25% of net revenues are at a sustainable level for our business over the long term.

Research and development expenses increased 39% to $2.3 million in the first quarter of 2002 from $1.6 million in the first quarter of 2002 due to our increased focus on developing new products and solutions for China's telecom carriers, such as advanced operation support systems solutions.

General and administrative expenses decreased 2% to $3.5 million in the first quarter of 2002, from $3.6 million in the first quarter of 2001. We expect general and administrative expenses to remain relatively constant as our business continues to achieve economies of scale.

In the first quarter of 2002 we recognized a one-time charge of approximately $350,000 for in-process research and development related to our acquisition of

Bonson. We also recognized a charge of $318,000 for amortization of intangible assets resulting from our acquisition of Bonson. We will amortize a total of $4.4 million in intangible assets over a period of two to three years, $1.7 million of which will be amortized in 2002.

INCOME (LOSS) FROM OPERATIONS. Our operating income for the quarter increased to $1.1 million in the first quarter of 2002 from an operating loss or $23,000 in the comparable period in 2001. Our expanding profitability has been driven by increasing revenues net of hardware costs, increasing contributions from high-end solutions and software, and effective expense control. The Bonson acquisition contributed 6% of our operating profit for the quarter.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $2.1 million in the first quarter of 2001 to income of $691,000 in the first quarter of 2002, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. Equity in loss of affiliate of approximately $127,000 represented our proportionate share of the loss incurred by Intrinsic.

NET INCOME. We recorded net income of $1.4 million, or $0.03 basic earnings per share, for the quarter ended March 31, 2002. The Bonson acquisition contributed 3% of the total net income this quarter. Although net income this quarter remained the same as compared to the comparable period last year, over 60% of this quarter's net income was generated by operations while 100% of net income was generated by interest income in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. See "Factors Affecting our Operating Results and our Common Stock - Our working capital requirements may increase significantly." We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2002 was $82.1 million, consisting of $26.4 million in billed receivables and $55.7 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the first quarter, our days sales outstanding were 259 days. Our billed receivables were 83 days sales outstanding and our unbilled receivables were 176 days sales outstanding. The longer-than-normal level of days sales outstanding is partially attributable to the large network construction project we are currently undertaking for China Unicom, which accounted for 46% of our total accounts receivable. We expect this project to be completed by the end of the next quarter. The longer days sales outstanding are also partly due to the inclusion of Bonson's accounts receivable which have longer days sales outstanding than ours. We have changed Bonson's contract terms to bring them more in line with our normal level of days sales outstanding. We expect days sales outstanding to be 125 days by the end of 2002. In connection with the inclusion of Bonson's accounts receivable on our balance sheet as of February 6, 2002, we have increased our bad debt provision by $0.35 million to $2.4 million as of March 31, 2002, consistent with our policies of provisioning for all receivables aged over 1 year. Historically, Bonson has never written off any bad debt.

Our inventory position at the end of the quarter was approximately $3.4 million. Inventories increased this quarter due to the addition of Bonson's inventory balance of $1.8 million.

Other total assets increased to $42.7 million, due to the addition of goodwill of $35 million and other intangible assets from the Bonson acquisition.
Deferred revenue was $7.3 million due to an increase in software down payments and the addition of Bonson's deferred revenue balance. Other current liabilities increased from $13.1 million to $36.8 million due to cash payable to Bonson's shareholders of $21 million.

As of March 31, 2002, we had total short-term credit facilities totaling $23.9 million, expiring by June, 2002, for working capital purposes, of which unused short-term credit facilities were $20.1 million at that date. At March 31, 2002, borrowings under these facilities totaled $2.3 million, and $1.5 million had been used to issue a letter of credit. Additional borrowings of approximately $0.4 million were secured by bank deposits of $0.35 million and Bonson's net assets which are approximately $10.5 million. All the borrowings were in Renminbi. The loans carry interest from 4.8% to 5.73% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $16.1 million as of March 31, 2002, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $142.4 million, of which $18.7 million was in short term investments, $16.1 million was in restricted cash for the purpose of securing local currency loans, and $107.6 million of which was in cash and cash equivalents. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income. The decrease in our cash position reflects a $4.6 million payment representing part of the cash consideration used in the Bonson acquisition net of cash acquired. The final portion of the cash consideration for Bonson, totalling approximately $20.4 million, was paid in the second quarter of 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Effective January 1, 2002, we discontinued amortization of existing goodwill of approximately $7.1 million, which arose from the acquisition of Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. in April 1999 and the investment in Intrinsic in April 2001, and was being amortized over five years. This resulted in the elimination of amortization expenses of $546,000 in the three months ended March 31, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. See Note 4 to our Financial Statements included in this Report for a summary of the effects of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently performing, but have not yet completed the transitional goodwill impairment test which is expected to be completed by June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. We adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on our financial position, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued
for years beginning after June 15, 2002.    We do not believe that the adoption
of SFAS Nos. 143 will have a significant impact on our financial position or results of operations.

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

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom will merge with China Netcom and Jitong Communication, and will use the China Netcom name, while the southern division will continue to operate under the China Telecom name. As a result of the planned restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased in the third and fourth quarters of 2001, adversely affecting our backlog and our rate of net revenue growth on a sequential basis. Although we expect that spending will resume in the second half of 2002 and that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter.

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

A large part of the contract amount of a network solutions project usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of contract services revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to telecommunications-related software products, although we have not applied for copyright protection elsewhere (including the United States, which does not require registration for protection of copyrights). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

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

Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the software and services component of our business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value in our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of the Renminbi could reduce the U.S. dollar value of earnings from, and our investments in, our subsidiaries in China.

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

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we have recently become the subject of this type of litigation. For more information on this litigation, see the discussion under the heading "Item 3. Legal Proceedings" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the U.S. Securities and Exchange Commission on March 22, 2002. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

A small number of shareholders, including Warburg-Pincus Ventures, ChinaVest Group, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our President and Chief Executive Officer, and Louis Lau, our Chairman, control over 60% of our voting stock. As a result, these shareholders collectively are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT A CHANGE OF CONTROL AND PREVENT OUR SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2003; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended March 31,

2002. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of March 31, 2002, a hypothetical 10% immediate increase or decrease in interest rates would increase or decrease our annual interest expense and income by approximately $73,000 and $4,000, respectively.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through March 31, 2002, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment.............. $  6,700,000
Temporary investments, including cash and cash equivalents........   68,290,000
Investments in subsidiaries.......................................   29,320,000
Research and development and sales and marketing expenses.........   22,300,000
                                                                  -------------
                                                                   $126,610,000
                                                                  =============

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

ITEM 5.  OTHER INFORMATION

We held our Annual Meeting of Shareholders on April 23, 2002. For more information on the following proposals, please refer to our definitive proxy statement dated March 22, 2002, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

          DIRECTOR              FOR                WITHHELD
          --------              ---                --------
          Edward Tian           31,879,656          83,867
          Chang Sun             31,885,656          77,867
          Michael Zhao          31,327,801         635,722

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

          For               31,767,922
          Against               91,847
          Abstain              103,754
                         -------------
          Total             31,963,523

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number      Description Exhibits
--------------      --------------------

2.1 Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited/****/
3.1 Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
3.2 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999/*/
3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000/***/
3.4 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/***/
3.5                 By-Laws of AsiaInfo Holdings, Inc., dated December 19,
                    2000/***/
4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1                2000 Stock Option Plan, approved and adopted as of October
                    18, 2000/**/
10.2 Shareholders' Agreement of Marsec Holdings, Inc., dated as of September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of Marsec Holdings, Inc./**/
10.3 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.4 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution/***/
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)

/*/ Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).

/**/ Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

/***/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

/***/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

(b)  Reports on form 8-K

We filed a Current Report on Form 8-K on February 21, 2002 relating to the completion of our acquisition of Bonson Information Technology Holdings Limited, or Bonson, pursuant to a Share Purchase Agreement dated as of January 20, 2002 by and among the Company, Bonson and the shareholders of Bonson.

We filed a Current Report on Form 8-K/A on April 22, 2002 attaching certain audited financial statements of Bonson and certain of our pro forma financial statements.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AsiaInfo Holdings, Inc.



Date: May 14, 2002                 By: /s/ Ying Han
                                   -------------------------------
                                   Name: Ying Han
                                   Title:  Chief Financial Officer
                                           (duly authorized officer
                                           and principal financial officer)