Form 10-Q
period 2002-06-30
ASIAINFO HOLDINGS INC
filed 2002-08-14
CIK 1100969

 ==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________

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

                     Yes [X]                         No [_]

    The number of shares outstanding of the Registrant's common stock as of
                          August 9, 2002 was 44,051,535

================================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

                                                                            Page
Item 1.  Financial Statements (unaudited)                                      3

a)       Condensed Consolidated Statements of Operations for the three and
         six months ended June 30, 2001 and 2002                               3

b)       Condensed Consolidated Balance Sheets as of December 31, 2001 and
         June 30, 2002                                                         5

c)       Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2002                                          6

d)       Notes to Condensed Consolidated Financial Statements for the three
         and six months ended June 30, 2001 and 2002                           8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           41

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            42

Item 6.  Exhibits and Reports on Form 8-K                                     42

SIGNATURE                                                                     44

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In US Dollars thousands, except per share amounts)

                                                                                         Three Months Ended June 30,
                                                                                      ---------------------------------
                                                                                          2001                 2002
                                                                                      ------------         ------------
                                                                                                 (unaudited)
Revenues:
  Network solutions ...............................................................   $     13,772         $     27,778
  Software solutions ..............................................................          7,779                8,781
                                                                                      ------------         ------------
  Total revenues ..................................................................         21,551               36,559
                                                                                      ------------         ------------
Cost of revenues:
  Network solutions ...............................................................          7,336               20,563
  Software solutions ..............................................................            866                2,959
                                                                                      ------------         ------------
  Total cost of revenues ..........................................................          8,202               23,522
                                                                                      ------------         ------------
Gross profit ......................................................................         13,349               13,037
                                                                                      ------------         ------------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2001:
    $103; 2002: $7 and amortization of acquired intangible assets:
    2001: nil; 2002: $338) ........................................................          5,820                4,809
  General and administrative (excluding stock-based compensation:
    2001: $138; 2002: $73 and amortization of acquired intangible
    assets: 2001: nil; 2002: $48) .................................................          3,539                1,472
  Research and development (excluding stock-based compensation: 2001:
    $42; 2002: $17 and amortization of acquired intangible assets: 2001:
    nil; 2002: $91) ...............................................................          1,945                2,345
  Amortization of deferred stock compensation .....................................            283                   97
  Amortization of acquired intangible assets ......................................              -                  477
                                                                                      ------------         ------------
  Total operating expenses ........................................................         11,587                9,200
                                                                                      ------------         ------------
Income from operations ............................................................          1,762                3,837
                                                                                      ------------         ------------
Other income (expense):
  Interest income .................................................................          2,195                  500
  Interest expense ................................................................           (341)                 (30)
  Other (expenses) income, net ....................................................            (27)                  37
                                                                                      ------------         ------------
  Total other income, net .........................................................          1,827                  507
                                                                                      ------------         ------------
  Income before income taxes, minority interests and equity in loss of
    affiliate .....................................................................          3,589                4,344
Income tax expense ................................................................            805                  529
                                                                                      ------------         ------------
Income before minority interests ..................................................          2,784                3,815
Minority interests in loss income of consolidated subsidiaries ....................             48                  (45)
Equity in loss of affiliate .......................................................           (256)                (154)
                                                                                      ------------         ------------
Net income ........................................................................   $      2,576         $      3,616
                                                                                      ============         ============
Net income per share:
  Basic ...........................................................................   $       0.06         $       0.08
                                                                                      ============         ============
  Diluted .........................................................................   $       0.06         $       0.08
                                                                                      ============         ============
Shares used in computation:
  Basic ...........................................................................     41,305,291           43,629,646
                                                                                      ============         ============
  Diluted .........................................................................     46,761,204           46,554,057
                                                                                      ============         ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In US Dollars thousands, except per share amounts)

                                                                          Six Months Ended June 30,
                                                                         ---------------------------
                                                                             2001           2002
                                                                         ------------   ------------
                                                                                  (unaudited)
Revenues:
  Network solutions ..................................................   $     43,681   $     49,509
  Software solutions .................................................         13,649         15,587
                                                                         ------------   ------------
  Total revenues .....................................................         57,330         65,096
                                                                         ------------   ------------
Cost of revenues:
  Network solutions ..................................................         30,979         35,816
  Software solutions .................................................          1,723          4,955
                                                                         ------------   ------------
  Total cost of revenues .............................................         32,702         40,771
                                                                         ------------   ------------
Gross profit .........................................................         24,628         24,325
                                                                         ------------   ------------
Operating expenses:
  Sales and marketing (excluding stock-based compensation:
    2001: $227; 2002: $35 and amortization of acquired intangible
    assets: 2001: nil; 2002: $563) ...................................         11,447          8,377
  General and administrative (excluding stock-based compensation:
    2001: $383; 2002: $165 and amortization of acquired intangible
    assets: 2001: nil; 2002: $80) ....................................          7,145          5,017
  Research and development (excluding stock-based compensation: 2001:
    $110; 2002: $50 and amortization of acquired intangible assets:
    2001: nil; 2002: $152) ...........................................          3,577          4,609
  Amortization of deferred stock compensation ........................            720            250
  In-process research and development ................................              -            350
  Amortization of acquired intangible assets .........................              -            795
                                                                         ------------   ------------
  Total operating expenses ...........................................         22,889         19,398
                                                                         ------------   ------------
Income from operations ...............................................          1,739          4,927
                                                                         ------------   ------------
Other income (expense):
  Interest income ....................................................          4,580          1,233
  Interest expense ...................................................           (667)           (74)
  Other (expenses) income, net .......................................            (34)            38
                                                                         ------------   ------------
  Total other income, net ............................................          3,879          1,197
                                                                         ------------   ------------
Income before income taxes, minority interests and equity in loss of
  affiliate ..........................................................          5,618          6,124
Income tax expense ...................................................          1,276            796
                                                                         ------------   ------------
Income before minority interests .....................................          4,342          5,328
Minority interests in income of consolidated subsidiaries ............           (131)           (10)
Equity in loss of affiliate ..........................................           (256)          (281)
                                                                         ------------   ------------
Net income ...........................................................   $      3,955   $      5,037
                                                                         ============   ============
Net income per share:
  Basic ..............................................................   $       0.10   $       0.12
                                                                         ============   ============
  Diluted ............................................................   $       0.09   $       0.11
                                                                         ============   ============
Shares used in computation:
  Basic ..............................................................     41,136,459     43,040,879
                                                                         ============   ============
  Diluted ............................................................     45,955,050     46,230,056
                                                                         ============   ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In US Dollars thousands, except per share amounts)

                                                                          December 31,    June 30,
                                                                          ------------  ------------
                                                                              2001          2002
                                                                          ------------  ------------
                                                                                         (Unaudited)

                                   ASSETS

Current Assets:
  Cash and cash equivalents ...........................................   $    110,635  $    120,604
  Restricted cash .....................................................         13,475        13,396
  Short-term investments ..............................................         27,184         1,390
  Accounts receivable, trade (net of allowance for doubtful
    accounts of $1,094 and $1,394 at December 31, 2001 and
    June 30, 2002, respectively) ......................................         66,723        74,170
  Inventories - hardware and parts ....................................          1,180         3,276
  Other receivables ...................................................         10,533         4,437
  Deferred income taxes - current .....................................          1,689         1,893
  Prepaid expenses and other current assets ...........................          1,417         4,800
                                                                          ------------  ------------
    Total current assets ..............................................        232,836       223,966
Property and equipment - net ..........................................          5,376         5,390
Goodwill ..............................................................          2,188        37,255
Other acquired intangibles - net ......................................              -         4,985
Investment in affiliate ...............................................          5,272         4,991
Deferred income taxes .................................................            188             -
                                                                          ------------  ------------
    Total Assets ......................................................   $    245,860  $    276,587
                                                                          ============  ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans ...............................................   $      2,924  $      1,522
  Accounts payable ....................................................         23,789        25,740
  Other payables ......................................................          1,682         1,848
  Deferred revenue ....................................................          4,279         4,665
  Accrued employee benefits ...........................................          9,088         9,144
  Accrued expenses ....................................................         11,431        14,038
  Income taxes payable ................................................          4,743         5,099
  Other taxes payable .................................................          2,524         3,330
                                                                          ------------  ------------
    Total current liabilities .........................................         60,460        65,386
Deferred income taxes .................................................              -           241
                                                                          ------------  ------------
    Total Liabilities .................................................         60,460        65,627
                                                                          ------------  ------------
Minority interest .....................................................            610           402
                                                                          ------------  ------------
Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and outstanding: 2001: 42,132,818; 2002:
    44,003,407 ........................................................            421           440
  Additional paid-in capital ..........................................        178,649       199,074
  Deferred stock compensation .........................................           (512)         (262)
  Retained earnings ...................................................          6,204        11,241
  Accumulated other comprehensive income ..............................             28            65
                                                                          ------------  ------------
    Total stockholders' equity ........................................        184,790       210,558
                                                                          ------------  ------------
    Total Liabilities and Stockholders' Equity ........................   $    245,860       276,587
                                                                          ============  ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In US Dollars thousands, except per share amounts)

                                                                        Six Months Ended June 30,
                                                                       ---------------------------
                                                                          2001             2002
                                                                       ----------       ----------
                                                                               (unaudited)
Cash flows from operating activities:
  Net income .......................................................   $    3,955       $    5,037
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
  Depreciation .....................................................        1,075            1,433
  Amortization of goodwill .........................................          529                -
  Amortization of other acquired intangible assets .................            -              795
  In-process research and development ..............................            -              350
  Amortization of deferred stock compensation ......................          720              250
  Deferred income taxes ............................................          (35)            (240)
  Minority interest in income of consolidated subsidiaries .........          131               10
  Equity in loss of an affiliate ...................................          256              281
  Loss on disposal of property and equipment .......................           32               15
  Bad debt expense .................................................          481              (14)
  Changes in operating assets and liabilities, net of effects of business acquired:
    Restricted cash ................................................        5,120            4,606
    Accounts receivable ............................................       12,974            3,822
    Inventories ....................................................      (27,164)            (865)
    Other receivables ..............................................       (1,218)             120
    Prepaid expenses and other current assets ......................       (1,146)            (537)
    Accounts payable ...............................................        7,091             (386)
    Other payables .................................................         (345)              (5)
    Deferred revenue ...............................................       (7,150)          (1,187)
    Accrued employee benefits ......................................       (1,878)            (495)
    Accrued expenses ...............................................          581            2,345
    Income taxes payable ...........................................          970              356
    Other taxes payable ............................................         (245)            (279)
                                                                       ----------       ----------
Net cash (used in) provided by Operating activities ................       (5,266)          15,412
                                                                       ----------       ----------

Cash flows from investing activities:
  Decrease in short-term investments ...............................       27,462           25,794
  Purchases of property and equipment ..............................       (1,081)            (618)
  Increase in loan receivable ......................................            -           (3,572)
  Investment in affiliate ..........................................       (6,157)               -
  Purchase of a subsidiary, net of cash acquired ...................            -          (26,041)
                                                                       ----------       ----------
Net cash provided by (used in)investing activities .................       20,224           (4,437)
                                                                       ----------       ----------

                             ASIAINFO HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
               (In US Dollars thousands, except per share amounts)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        2001           2002
                                                                     ----------     ----------
                                                                            (unaudited)
Cash flows from financing activities:
  Increase in short-term bank loans .............................    $   36,849     $    1,957
  Repayment of short-term bank loans ............................       (43,240)        (5,220)
  Proceeds on exercise of stock options .........................         1,011          2,441
  Earning distribution of consolidated subsidiaries .............                         (217)
                                                                     ----------     ----------
  Net cash used in financing activities .........................        (5,380)        (1,039)
                                                                     ----------     ----------
Net increase in cash and cash equivalents:                                9,578          9,936
Cash and cash equivalents at beginning of period ................        48,834        110,635
Effect of exchange rate changes on cash and cash equivalents.....            15             33
                                                                     ----------     ----------
Cash and cash equivalents at end of period ......................    $   58,427     $  120,604
                                                                     ==========     ==========
Supplemental cash flow information:
  Cash paid during the period:
  Interest ......................................................    $      664     $       47
  Income taxes ..................................................    $      271     $      246
                                                                     ==========     ==========

Non-cash investing activity:

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for cash of $33,387, of which $624 represented acquisition costs, and the issuance of 1,031,686 shares of common stock with a fair market value at the time the acquisition was announced of approximately $18,003. Of the cash amount, $20,433 was paid on April 4, 2002. In connection with the acquisition, the Company acquired assets with a fair value of $28,364 and assumed liabilities of $17,737.

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States (the "US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. ("AsiaInfo Technologies") (100% owned), Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), both incorporated in the People's Republic of China ("China" or the "PRC"), Marsec Holdings, Inc. ("Marsec") (79% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126,610. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the United States for sale to customers in the PRC.

AsiaInfo Technologies was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of Internet-related information technology professional services and software products. In November 2001, the Company merged its wholly owned subsidiary, Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"), into AsiaInfo Technologies. AI Zhejiang's activities were performed in the PRC and comprised the development and sale of communication hardware and software as well as providing related technology services. AI Zhejiang was acquired in April 1999, and its results of operations are included in the Company's financial statements from the date of acquisition.

On December 31, 2001, AsiaInfo Technologies formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc., with an initial operating term of 15 years to provide hardware procurement support for network solution projects.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC.

Marsec, through its wholly owned subsidiary, provides internet security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share, increasing its investment in Marsec from 75% to 79%.

On April 27, 2001, the Company invested $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings),

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)


1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly-owned subsidiaries in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through its subsidiary Guangzhou Bonson Technology Limited based in Guangzhou, China, for $32,763 in cash and the issuance of 1,031,686 shares of the Company's common stock. (See Note 10).

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method.

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three and six months ended June 30, 2001 and 2002 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

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

Software solutions revenues represent license fees and related services that allow customers to use the Company's software products in perpetuity up to a maximum number of users. Contract revenue from software license fees and software implementation services, which generally represent customer orders requiring significant production, modifications, or customization of the software, is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor costs and direct project expenses. Revenue from packaged software license fees is recognized upon the shipment and installation of the software. Costs related to insignificant obligations for a period up to one year, which include telephone support, are accrued at the time the revenue is recorded. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)


1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

approximately $1,023 and $613 for the three months ended June 30, 2001 and 2002, respectively, and $1,695 and $1,263 for the six months ended June 30, 2001 and 2002, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $45,910 at December 31, 2001 and $36,133 at June 30, 2002. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers. At December 31, 2001 and June 30, 2002, the balance of trade accounts receivable of $20,813 and $38,037, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year. The Company revisits its estimate on collectibility on a periodic basis. As a result, bad debt expenses (recovery) were $602 and $(1,013) for the three months ended June 30, 2001 and 2002, respectively. Bad debt expenses (recovery) were $481 and $(14) for the six months ended June 30, 2001 and 2002, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2001 and June 30, 2002 and the reported amounts of revenues and expenses during the three and six months ended June 30, 2001 and 2002. Actual results could differ from those estimates.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on June 30, 2002 was US$1.00=RMB8.2771. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Effective January 1, 2002, the Company discontinued amortization of its existing goodwill of $7,068, which arose from the acquisition of AI Zhejiang and the Company's investment in Intrinsic, and was being amortized over 5 years. This resulted in the elimination of

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)


1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

amortization expenses of $546 and $1,092 in the three months and six months ended June 30, 2002, respectively. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. The effects of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001, are summarized at Note 4. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed the transitional goodwill impairment test and concluded that no impairment of recorded goodwill was necessary as of January 1, 2002.

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

In July 2002, the Financials Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements or results of operations.

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

2.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3.   SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of June 30, 2002.

4.   GOODWILL - ADOPTION OF STATEMENT 142

The following table summarizes the effect of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001.

                                          Three Months Ended June 30,
                                       ---------------------------------
                                             2001              2002
                                       ---------------    --------------
Reported net income                        $2,576              $3,616
Add back: Goodwill amortization               264                   -
                                       ---------------    --------------
Adjusted net income                        $2,840              $3,616
                                       ===============    ==============

Basic earnings per share:
  Reported net income                      $ 0.06              $ 0.08
  Goodwill amortization                      0.01                   -
                                       ---------------    --------------
  Adjusted net income                      $ 0.07              $ 0.08
                                       ===============    ==============

Diluted earnings per share:
  Reported net income                      $ 0.06              $ 0.08
  Goodwill amortization                         -                   -
                                       ---------------    --------------
  Adjusted net income                      $ 0.06              $ 0.08
                                       ===============    ==============

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

4.   GOODWILL - ADOPTION OF STATEMENT 142 - CONTINUED

                                                 Six Months Ended June 30,
                                            ---------------------------------
                                                 2001              2002
                                            --------------     --------------
Reported net income                              $3,955             $5,037
Add back: Goodwill amortization                     529                  -
                                            --------------     --------------
Adjusted net income                              $4,484             $5,037
                                            ==============     ==============
Basic earnings per share:
Reported net income                              $ 0.10             $ 0.12
  Goodwill amortization                            0.01                  -
                                            --------------     --------------
  Adjusted net income                            $ 0.11             $ 0.12
                                            ==============     ==============
Diluted earnings per share:
  Reported net income                            $ 0.09             $ 0.11
  Goodwill amortization                            0.01                  -
                                            --------------     --------------
  Adjusted net income                            $ 0.10             $ 0.11
                                            ==============     ==============

5.   COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                Three Months Ended June 30,
                                            ---------------------------------
                                                 2001              2002
                                            --------------     --------------
Net income ..............................        $2,576             $3,616
Change in cumulative translation
 adjustment .............................            10                 21
                                            --------------     --------------
Comprehensive income ....................        $2,586             $3,637
                                            ==============     ==============

                                                Six Months Ended June 30,
                                            ---------------------------------
                                                  2001             2002
                                            --------------     --------------
Net income .............................         $3,955             $5,037
Change in cumulative translation
 adjustment ............................              8                 37
                                            --------------     --------------
Comprehensive income ...................         $3,963             $5,074
                                            ==============     ==============

6.   SHORT-TERM BANK LOANS

As of June 30, 2002, the Company had total short-term credit facilities for working capital purposes totaling $23,000 expiring by October 2002 and June 2003. The facilities were secured by bank deposits of $11,936 as of June 30, 2002. At June 30, 2002, unused short-term credit facilities were $19,184 and used facilities totaled $3,816 of which $2,294 was used for issuing standby letters of credit provided to hardware suppliers. All the borrowings were in

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

6. SHORT-TERM BANK LOANS - CONTINUED

RMB, the currency of the PRC. The loans carry interest from 4.8% to 5.733% per annum and are repayable upon demand by the lending bank. Additional bank deposits of $1,460 were used for issuing a standby letter of credit as of June 30, 2002. Bank deposits pledged as security for these credit facilities totaled $13,475 and $13,396 as of December 31, 2001 and June 30, 2002, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

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

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes, minority interest and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                                                   Three Months Ended June 30,
                                                                                  -----------------------------
                                                                                     2001               2002
                                                                                  ----------         ----------
US federal rate ..............................................................        35%                35%
Difference between statutory rate and foreign effective tax rate .............       (21)               (22)
Change in valuation allowance ................................................         -                 (4)
Expenses not deductible for tax purpose -- deferred stock compensation
  expense and other ..........................................................         8                  3
                                                                                  ----------         ----------
                                                                                      22%                12%
                                                                                  ==========         ==========

                                                                                     Six Months Ended June 30,
                                                                                  -----------------------------
                                                                                     2001               2002
                                                                                  ----------          ---------
US federal rate ..............................................................        35%                35%
Difference between statutory rate and foreign effective tax rate .............       (20)               (22)
Change in valuation allowance ................................................         -                 (3)
Expenses not deductible for tax purpose -- deferred stock compensation
  expense other ..............................................................         8                  3
                                                                                  ----------         ----------
                                                                                      23%                13%
                                                                                  ==========         ==========

Change in valuation allowance represented a reduction of valuation allowance of approximately $180 that was recorded to reduce the deferred tax assets arising from the tax loss carry forward which was approved by the PRC taxing authority during the quarter.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)


8. CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                                                      Outstanding options weighted
                                                              Number of shares      average exercise price per share
                                                              ----------------      --------------------------------
Outstanding, January 1, 2002: ..............................     8,309,168                      $  9.40
Granted ....................................................        24,600                        14.56
Cancelled ..................................................      (255,740)                       11.58
Exercised ..................................................      (172,563)                        4.26
                                                              ----------------      --------------------------------
Outstanding, March 31, 2002 ................................     7,905,465                      $  9.46
                                                              ================      ================================
Granted ....................................................        51,000                        11.89
Cancelled ..................................................      (230,790)                       14.21
Exercised ..................................................      (666,340)                        2.56
                                                              ----------------      --------------------------------
Outstanding, June 30, 2002 .................................     7,059,335                      $  9.97
                                                              ================      ================================

The exercise price of all options granted during the three months and the six months ended June 30, 2002 was equal to the fair market value of the Company's common stock on the dates of grant.

9. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                                      Three Months Ended June 30,
                                                                    ------------------------------
                                                                       2001              2002
                                                                    -----------       ------------
Net income (numerator):
    Net income
       Basic and diluted ........................................   $     2,576       $     3,616
                                                                    ============      ============
Shares (denominator):
    Weighted average
       Common Stock Outstanding .................................    41,305,291        43,629,646
                                                                    ------------      ------------
    Basic .......................................................    41,305,291        43,629,646
    Options (Treasury Method) ...................................     5,455,913         2,924,411
                                                                    ------------      ------------
    Diluted .....................................................    46,761,204        46,554,057
                                                                    ============      ============
Net income per share:
    Basic .......................................................   $      0.06       $      0.08
                                                                    ============      ============
    Diluted .....................................................   $      0.06       $      0.08
                                                                    ============      ============

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

9.   NET INCOME PER SHARE - CONTINUED

                                                 Six Months Ended June 30,
                                              -------------------------------
                                                  2001              2002
                                              -------------    --------------
Net income (numerator):
    Net income
       Basic and diluted ..................    $     3,955      $     5,037
                                              =============    ==============
Shares (denominator):
    Weighted average
       Common Stock Outstanding ...........     41,136,459       43,040,879
                                              -------------    --------------
    Basic .................................     41,136,459       43,040,879
    Options (Treasury Method) .............      4,818,591        3,189,177
                                              -------------    --------------
    Diluted ...............................     45,955,050       46,230,056
                                              =============    ==============
Net income per share:
    Basic .................................    $      0.10      $      0.12
                                              =============    ==============
    Diluted ...............................    $      0.09      $      0.11
                                              =============    ==============

As of June 30, 2001 and 2002, the Company had 1,588,360 and 1,269,800 options outstanding, respectively, which could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

10.  ACQUISITION

On February 6, 2002, the Company completed the acquisition of Bonson. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations." Under the terms of the share purchase agreement, the Company acquired all outstanding capital stock of Bonson for $32,763 in cash and 1,031,686 shares of the Company's common stock. The total purchase price as of February 6, 2002 had been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows, (in thousands):

Total purchase price:
  Cash consideration                                           $     32,763
  Common stock                                                       18,003
  Acquisition expense                                                   624
                                                              ---------------
                                                               $     51,390
                                                              ===============

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

10.  ACQUISITION - CONTINUED

Purchase Price Allocation:
  Fair market value of net tangible assets
  acquired at February 6, 2002                      $ 10,627


Intangible assets acquired:                                       Economic Life
                                                                 ---------------
  Core technology                                      1,280       3.5 years
  Trade name                                             700
  Indefinite contract backlog                          2,700       2 years
  Favorable lease                                        400       2.1 years
  License                                                700       Indefinite
  In-process technology                                  350
  Goodwill                                            35,067       Indefinite
  Deferred tax liabilities                              (434)
                                                   -----------
                                                    $ 51,390
                                                   ===========

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

The following selected unaudited pro forma combined results of operations for the three months and six months ended June 30, 2001 and 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated nor is it indicative of future operating results:

                                            Three Months Ended June 30,               Six Months Ended June 30,
                                       -------------------------------------      --------------------------------
                                            2001                    2002               2001              2002
                                       -------------           -------------      -------------     --------------
Total revenue                           $    31,216             $    36,559        $    70,323       $     65,627
Net income                                    2,803                   3,616              3,437              5,037
Net income per share
  - Basic                               $      0.07             $      0.08        $      0.08       $      0.12
  - Diluted                             $      0.06             $      0.08        $      0.07       $      0.11
Shares used in calculation of
  net income per share
  - Basic                                42,336,977              43,802,176         42,168,145        43,213,409
  - Diluted                              47,792,890              46,726,587         46,986,050        46,402,586

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

11.      SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

Information on the Company's operating segments is as follows:

                                                                Three Months Ended June 30,
                                                               -----------------------------
                                                                    2001           2002
                                                               -------------   -------------
                                                                        (unaudited)
Revenues net of hardware cost:
Network solutions net of hardware cost ....................        $ 9,030       $10,247
Software solutions ........................................          7,779         8,781
Network security solutions.................................            217           584
                                                               -------------   -------------
Consolidated revenues net of hardware cost ................         17,026        19,612
Consolidated cost of sales net of hardware cost ...........          3,677         6,575
                                                               -------------   -------------
Consolidated gross profit .................................        $13,349       $13,037
                                                               =============   =============
Gross profit:
Network solutions .........................................        $ 6,370         6,859
Software solutions ........................................          6,913         5,822
Network security solutions.................................             66           356
                                                               -------------   -------------
Consolidated gross profit .................................        $13,349       $13,037
                                                               =============   =============
Depreciation and amortization:
Network solutions .........................................        $   426       $   422
Software solutions ........................................            358           343
Network security solutions.................................              -             -
                                                               -------------   -------------
                                                                   $   784       $   765
                                                               =============   =============
Amortization of deferred stock compensation:
Network solutions .........................................        $   131       $    44
Software solutions ........................................            152            53
Network security solutions.................................              -             -
                                                               -------------   -------------
                                                                   $   283       $    97
                                                               =============   =============
Amortization of acquired intangible assets:
Network solutions .........................................        $     -       $   213
Software solutions ........................................              -           264
Network security solutions.................................              -             -
                                                               -------------   -------------
                                                                   $     -       $   477
                                                               =============   =============
Income from operations:
Network solutions .........................................        $ 1,495       $ 3,428
Software solutions ........................................            562           408
Network security solutions.................................           (295)            1
                                                               -------------   -------------
Consolidated income from operations .......................        $ 1,762       $ 3,837
                                                               =============   =============

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Six Months Ended June 30, 2001 and 2002
              (In US dollars thousands, except per share amounts)

11.      SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED

                                                                 Six Months Ended June 30,
                                                               ----------------------------
                                                                    2001           2002
                                                               -------------   ------------
                                                                       (unaudited)
Revenues net of hardware cost:
Network solutions net of hardware cost ....................        $17,308       $20,193
Software solutions ........................................         13,649        15,587
Network security solutions.................................            275           906
                                                               -------------   ------------
Consolidated revenues net of hardware cost ................         31,232        36,686
Consolidated cost of sales net of hardware cost ...........          6,604        12,361
                                                               -------------   ------------
Consolidated gross profit .................................        $24,628       $24,325
                                                               =============   ============
Gross profit:
Network solutions .........................................        $12,673       $13,232
Software solutions ........................................         11,926        10,632
Network security solutions.................................             29           461
                                                               -------------   ------------
Consolidated gross profit .................................        $24,628       $24,325
                                                               =============   ============
Depreciation and amortization:
Network solutions .........................................        $   903       $   824
Software solutions ........................................            701           609
Network security solutions.................................              -             -
                                                               -------------   ------------
                                                                   $ 1,604       $ 1,433
                                                               =============   ============
Amortization of deferred stock compensation:
Network solutions .........................................        $   344       $   115
Software solutions ........................................            376           135
Network security solutions.................................              -             -
                                                               -------------   ------------
                                                                   $   720       $   250
                                                               =============   ============
Amortization of acquired intangible assets:
Network solutions .........................................        $     -       $   370
Software solutions ........................................              -           425
Network security solutions.................................              -             -
                                                               -------------   ------------
                                                                   $     -       $   795
                                                               =============   ============
Income from operations:
Network solutions .........................................        $ 2,505       $ 5,731
Software solutions ........................................            (90)         (260)
Network security solutions.................................           (676)         (184)
                                                               -------------   ------------
Consolidated income from operations .......................        $ 1,739       $ 4,927
                                                               =============   ============

For the six months ended June 30, 2001 and 2002, almost all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related service. Also, as of December 31, 2001 and June 30, 2002, 99% of the Company's long-lived assets are located in the People's Republic of China.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

12.      COMMITMENTS AND CONTINGENCIES

On December 4, 2001, a securities class action suit was filed in the United States against the Company, certain of the Company's directors and the co-lead underwriters involved in the Company's Initial Public Offering (the "IPO") on behalf of all persons and entities who purchased, converted, exchanged or otherwise acquired the common stock of the Company between March 2, 2000 and December 6, 2000, inclusive. The complaint alleges that the Company and certain of its officers and directors at the time of the IPO violated the federal securities laws by issuing and selling the Company's common stock pursuant to the IPO without disclosing to investors that several of the underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The plaintiffs seek class action certification and claim for an unspecified amount of damages. While the outcome of this litigation is uncertain, management believes that the Company has meritorious defenses to the suit and intends to vigorously defend the action. In addition, management believes that the co-lead underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company's directors' and officers' liability insurance policies may also cover the defense and exposure or settlement of the suit.

13.      RELATED PARTY TRANSACTION

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom Corporation Ltd. ("China Netcom") of up to approximately $9,061, in connection with China Netcom's past and future purchases of telecommunications network infrastructure software and solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility. The facility will expire on May 16, 2003. Edward Tian, a director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom's parent company, China Netcom Communication Group Corporation.

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

We commenced our operations in Texas in 1993 and moved our operations from Texas to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and Guangzhou Bonson Technology Limited, or Guangzhou Bonson, which are both Chinese companies.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to wireless telecommunications carriers in China through its operating subsidiary, Guangzhou Bonson. The consideration paid to the former shareholders of Bonson consisted of $32.76 million in cash and 1,031,686 shares of our common stock which were valued at approximately $18 million at the time the acquisition was announced. The cash we paid in connection with the acquisition was paid out of our existing cash reserves. Bonson's operating results have been consolidated with our operating results from February 6, 2002. In view of the Bonson acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

As of December 31, 2001, we had invested a total of $2.7 million in our majority-owned network security business, Marsec System Inc., or Marsec, which focuses on high-end security services for our customers. Marsec's operating results are consolidated with our operating results, with a provision for minority interest.

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

WARRANTY OBLIGATIONS. We record our estimate of warranty costs at the time of final project acceptance, when all hardware pass-through revenue has been recognized. While we obtain manufacturers' warranties for hardware we sell, we record our obligations based on the actual cost. Future warranty costs, which vary from our past experience, could require us to adjust our accrual for warranty obligations, thereby impacting our future operating results.

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

INVESTMENT IN AFFILIATE. We account for our 14.25% interest in Intrinsic using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an impairment charge in the future. Through June 30, 2002, we have not recorded an impairment charge for this investment.

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under Statement of Financial Accounting Standards No. 142, we have completed a transitional goodwill impairment test and have concluded that no impairment of recorded goodwill was necessary as of January 1, 2002. Through June 30, 2002, we have not recorded any impairment charges for goodwill and other intangible assets. Amortization of acquired intangible assets were approximately $477,000 and $795,000 for the three- and six- month period ended June 30, 2002, respectively.

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

REVENUES

Currently, our operations are organized in two strategic business units: network infrastructure solutions and operation support system solutions. These strategic business units comprise two of our core solutions offerings. We also offer our customers service application solutions (which has been integrated into our network infrastructure business unit) and network security solutions (which we offer through our majority-owned subsidiary, Marsec). Notwithstanding this organizational structure, we continue to analyze our revenues on the basis of our two principal types of revenues: network solutions revenues and software solutions revenues. Although each of our strategic business units generates both network solutions revenues and software solutions revenues, the network infrastructure solutions unit generates a majority of our total network solutions revenues (net of hardware pass-through) and the operation support system solutions unit generates a majority of our total software solutions revenues.

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

                                              SIX MONTHS ENDED                        YEAR ENDED
                                                 JUNE 30,                            DECEMBER 31,
                                            ---------------------  ------------------------------------------------
BUSINESS LINE                                 2002         2001      2001      2000      1999      1998      1997
-------------                               --------     --------  --------  --------  --------  --------  --------
Network solutions net of hardware
  costs ..................................      58%         56%       61%       61%        74%      88%       93%
Software solutions .......................      42%         44%       39%       39%        26%      12%        7%
                                            --------     --------  --------  --------  --------  --------  --------
Total revenues net of hardware costs .....     100%        100%      100%      100%       100%     100%      100%
                                            ========     ========  ========  ========  ========  ========  ========

As demonstrated by the foregoing table, software solutions revenues have accounted for an increasing portion of our total revenues net of hardware costs over the past several years, increasing from 7% in 1997 to 39% in 2001 and 42% for the first half of 2002. We anticipate that software solutions revenues will account for approximately 40 to 46% of our total net revenues for 2002. During 2001, we included as a component of software revenues the software service revenue that had previously been included as a component of network solutions revenue. Such change in classification is consistent with our current internal reporting structure. We have reclassified prior year amounts to conform with this presentation.

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network solutions and software solutions. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software solutions are recognized during the course of the relevant project, as described in more detail below.

At June 30, 2002, our revenue backlog net of hardware costs was $45.2 million, a 19% decrease compared to backlog one year ago. Software solutions backlog was $25.4 million, or 56% of net revenue backlog, a 21% increase over the period a year ago. Orders under contracts generated by Bonson accounted for 31% of the total backlog net of hardware costs and 43% of software backlog. The decrease in total net revenue backlog was primarily due to the prolonged delays in the restructuring of certain state-controlled telecommunications companies in China, including China Telecommunications Corporation, or China Telecom, causing the carriers to delay their orders longer than previously expected. China's Ministry of Information Industry reports that capital expenditure among China's telecommunications carriers was down 30% year over year in the period from January to May, 2002.

NETWORK SOLUTIONS REVENUES. Network solutions revenues consist of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration and training. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services.

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

SOFTWARE SOLUTIONS REVENUES. Software solutions revenues include two types of revenues: software license revenues and software service revenues. Software license revenues consist of fees received from customers for licenses to use our software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenues also include the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software service revenues consist of revenues from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been derived from customer orders for projects requiring some modifications or customization of our software. We recognize substantially all software revenues over the installation and customization periods, based on the percentage of completion of the related project as measured by labor costs and direct project expenses.

UNBILLED REVENUES. The foregoing network solutions and software solutions revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the relevant contract. In the case of hardware sales, the customer typically holds back around 10 to 20% of the hardware contract payments at the time of delivery until final project acceptance. Although we record all hardware revenues at the time of delivery, the 10 to 20% held back by the customer is recorded as unbilled receivables and does not become billable until final project acceptance.

In the case of services, most of the revenues becomes billable at the time of primary acceptance. Unpaid amounts for services, as well as for hardware, become payable at the time of final project acceptance. When we recognize revenues for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become payable.

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

SOFTWARE SOLUTIONS COSTS. Software solutions costs consist primarily of three components:

..    packaging and written manual expenses for our proprietary software products;
..    compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and in providing consultation, training and support services; and
..    software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings.

The costs associated with creating and enhancing our proprietary software are classified as research and development expenses as incurred.

OPERATING EXPENSES

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets and deferred stock compensation.

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

We make bad debt provisions for accounts receivable balances based on management's assessment of the recoverability of revenues in accordance with the aging of the accounts receivable. Because our client base is expanding to include smaller telecommunications and Internet service providers, we revisit our estimates on collectibility on a periodic basis. In any event, we make bad debt provisions for accounts receivable balances which are aged over one year.

TAXES

Except for certain of our hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese operating subsidiaries. Our Chinese subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax. AsiaInfo Technologies, our principal operating subsidiary, is classified as a "foreign invested enterprise" and as a "high technology" company for purposes of Chinese tax law and, as such, is entitled to preferential tax treatment in China. AsiaInfo Technologies operated free of Chinese state corporate income tax for three years, beginning with its first year of operation, and was entitled to a 50% tax reduction for the subsequent three years. The tax holiday for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment from the local tax authorities in China for an additional three years, expiring at the end of 2003, which reduces our effective income tax rate to not less than 10%. In 2002, we anticipate that the effective corporate income tax rate applicable to AsiaInfo Technologies will be 10%.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, our subsidiary which sources hardware in China for our customers, is classified as a "foreign invested enterprise" in China. AsiaInfo Chengdu operates free of Chinese state and local corporate income tax for two years beginning from its first year of operation, and is entitled to a 50% tax reduction for the subsequent three years. As such, the tax holiday for AsiaInfo Chengdu will expire on December 31, 2003 and the 50% tax reduction will expire on December 31, 2006.

Guangzhou Bonson is classified as a "foreign invested enterprise" and as a "high technology" company for purposes of Chinese tax laws. Guangzhou Bonson operated free of Chinese state and local corporate income tax for two years, beginning with its first year of operation, and is entitled to a 50% tax reduction for the subsequent three years. The tax holiday for Guangzhou Bonson expired on December 31, 2001 and the 50% tax reduction will expire on December 31, 2004. In 2002, the current corporate income tax rate for Guangzhou Bonson is 7.5%.

Sales of hardware procured in China are primarily made through AsiaInfo Chengdu and are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our Hong Kong subsidiary, AsiaInfo H.K. Limited, or AsiaInfo H.K., and thus are not subject to the value added tax. We effectively pass value - added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Sales of software in China are subject to a 17% value added tax. However, if the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company and interest income earned in the U.S.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $36.6 million and $65.1 million, respectively, in the three- and six-month periods ended June 30, 2002, representing increases of 70% and 14%, respectively, against the comparable periods in 2001. These increases are primarily attributable to increases in the amount of hardware pass-through revenues recognized in the relevant periods of 2002.

Revenues net of hardware costs were $19.6 million and $36.7 million, respectively, in the three- and six-month periods ended June 30, 2002, representing increases of 15% and 17%, respectively, over the comparable periods in 2001. Total software revenues were $8.8 million and $15.6 million, respectively, in the three- and six-month periods ended June 30, 2002, representing increases of 13% and 14%, respectively, over the comparable periods in 2001. Bonson contributed 23% to this quarter's total revenue net of hardware costs and 32% of software solutions revenues. Software solutions revenues were $8.8 million, up 29% as compared to the preceding quarter, and total net revenues were $19.6 million, up approximately 15% as compared to the preceding quarter. This sequential increase was attributable to the continued demand for our operation support system and other solutions.

Due to the prolonged telecommunications industry restructuring in China, we expect further delays in order decisions from our major customers, affecting both our network solutions revenues and our software solutions revenues. Out of the net orders in our forecasted sales pipeline at the beginning of April 2002, which had a total order value of $32 million, 24% were signed during the second quarter, 60% were delayed, 11% were cancelled and 4% were lost to competitors. As a result of revisions to our sales forecast, we expect our net revenue to be approximately $13 million to $14 million for the third quarter of 2002 and in the range of $60 million to $65 million for the full year 2002. This represents a decrease from our previous projections.

COST OF REVENUES. Our cost of revenues increased 187% to $23.5 million and 25% to $40.8 million, respectively, in the three- and six-month periods ended June 30, 2002, as compared to the same periods in 2001. These increases in costs of revenues are attributable to higher hardware pass-through costs, as well as personnel expansion as a result of the acquisition of Bonson.

GROSS PROFIT. Gross profit was $13 million and $24.3 million, respectively, in the three- and six-month periods ended June 30, 2002, representing decreases of 2% and 1%, respectively, against the comparable periods in 2001. Gross profit as a percentage of gross revenues, or gross margin, decreased to 36% and 37%, respectively, in the three- and six-month periods ended June 30, 2002, as compared to 62% and 43%, respectively, in the comparable periods of 2001. These decreases in gross margin are primarily attributable to the larger amount of low-margin hardware pass-through revenue recognized in the relevant periods of 2002.

OPERATING EXPENSES.  Total operating expenses, including the contribution from

Bonson, decreased 21% and 15%, respectively, to $9.2 million and $19.4 million, respectively, in the three- and six-month periods ended June 30, 2002, from $11.6 million and $22.9 million, respectively, in the comparable periods in 2001. These decreases resulted from improved efficiency in our sales, general and administrative functions and from the decrease in bad debt expense due to the collection of certain overdue receivables.

Sales and marketing expenses decreased 17% and 27%, respectively, to $4.8 million and $8.4 million, respectively, in the three- and six-month periods ended June 30, 2002 against the comparable periods in 2001.

Research and development expenses increased 21% and 29%, respectively, to $2.3 million and $4.6 million, respectively, in the three- and six-month periods ended June 30, 2002 against the comparable periods in 2001 due to our increased focus on developing new products and solutions for China's telecom carriers, such as advanced operation support systems solutions.

General and administrative expenses decreased 55% and 24%, respectively, to $1.5 million and $5 million, respectively, in the three- and six-month periods ended June 30, 2002 against the comparable periods in 2001. This reduction in the second quarter was partly due to the recovery of $1.013 million in receivables that had been previously provided as bad debts. $0.999 million of this bad debt provision had been accrued in the first quarter of 2002 and as such the net effect of the recovery on the bad debt provision in the first half of 2002 was $14,000. We plan to continue to reduce general and administrative expenses as part of our cost cutting efforts.

We recognized a charge of $477,000 for amortization of intangible assets in the second quarter of 2002 related to our acquisition of Bonson. As a result of that acquisition, we will amortize a total of $4.4 million in intangible assets over a period of two to three and a half years, $1.7 million of which will be amortized in 2002.

INCOME (LOSS) FROM OPERATIONS. Our operating income for the quarter increased 118% to $3.8 million and 183% to $4.9 million, respectively, in the three- and six-month periods ended June 30, 2002 against the comparable periods in 2001. Our operating profit for the quarter ended June 30, 2002 was $3.8 million, representing an increase of 118% over the comparable period in 2001 and 252% over the first quarter of 2002. Our expanding profitability has been driven by increasing revenues net of hardware costs, increasing contributions from high-end solutions and software, and effective expense control. The Bonson acquisition contributed 7% of our operating profit for the quarter. We expect operating profit for the year 2002 to be in the range of $4 million to $6 million. This represents a decrease from our previous projections.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $1.8 million and $3.9 million, respectively, in the three- and six-month periods ended June 30, 2001 to income of $0.5 million and $1.2 million, respectively, in the three- and six-month periods ended June 30, 2002, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and six-month periods ended June 30, 2002, equity in loss of affiliate of approximately $0.15 million and $0.28 million, respectively, represented our proportionate share of the loss incurred by Intrinsic.

NET INCOME. We recorded net income of $3.6 million, or $0.08 basic earnings per share, for the quarter ended June 30, 2002 and net income of $5 million, or $0.12 basic earnings per share, for the six-month period ended June 30, 2002. This represents increases of 40% over the quarter ended June 30, 2001, 27% over the six-month period ended June 30, 2001 and 154% over the first quarter of 2002. Bonson contributed 8% of total net income this quarter. Over 106% of this quarter's net income was generated by operations, as compared to 68% in the same period in 2001. We expect net income to break even, or equal $0.01 to $0.02 per basic share, for the third quarter of 2002, and to be approximately $5 million to $7 million, or $0.11 to $0.15 per basic share, for the year 2002. This represents a decrease from our previous projections.

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

Our accounts receivable balance at June 30, 2002 was $74 million, consisting of $38 million in billed receivables and $36 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the second quarter, our days sales outstanding were 205 days, as compared to 259 days as of the end of the first quarter. Our billed receivables were 105 days sales outstanding and our unbilled receivables were 100 days sales outstanding. The improvement in our days sales outstanding as compared to the end of the first quarter is primarily attributable to the partial completion of a large network construction project we are currently undertaking for China United Telecommunications Corporation, or China Unicom. We expect days sales outstanding to continue to trend downward as this project nears final completion and to be less than 200 days by the end of 2002.

As of June 30, 2002, we had total short-term credit facilities totaling $23 million, expiring by October, 2002 and June, 2003, for working capital purposes, of which unused short-term credit facilities were $19.2 million at that date. At June 30, 2002, borrowings under these facilities totaled

$3.8 million, of which $2.3 million had been used to issue a letter of credit. All the borrowings were in Renminbi. The loans carry interest from 4.8% to 5.73% per annum and are repayable upon demand by the lending bank. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $13.4 million as of June 30, 2002, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $135.4 million, of which $1.4 million was in short term investments, $13.4 million was in restricted cash for the purpose of securing local currency loans, and $120.6 million of which was in cash and cash equivalents. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income. The decrease in our cash position reflects a $20.4 million payment representing the final portion of the cash consideration for the Bonson acquisition. Our operating cash flow increased significantly to $14.3 million compared to negative $1.3 million in the quarter ended June 30, 2001 and negative $3.54 million in the last quarter. This increase was attributable to our operating profitability and our decreasing days sales outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Effective January 1, 2002, we discontinued amortization of existing goodwill of approximately $7.1 million, which arose from the acquisition of Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. in April 1999 and our investment in Intrinsic in April 2001. This resulted in the elimination of amortization expenses of $0.55 million in the three months ended June 30, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. See Note 4 to our Financial Statements included in this Report for a summary of the effects of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We completed the transitional goodwill impairment test and concluded that no impairment of recorded goodwill was necessary as of January 1, 2002.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. We do not believe that the adoption of SFAS Nos. 143 will have a significant impact on our financial position or results of operations.

In July 2002, the Financials Accounting Standards Board issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and we do not anticipate that the statement will have a material impact on our financial statements or results of operations.

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

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, China's State Council announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom has merged with China Netcom Corporation Ltd., or China Netcom, and Jitong Communication, and has been renamed China Netcom Communication Group Corporation, or CNC, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our rate of net revenue growth on a sequential basis. The restructuring has caused widespread personnel shifts in both China Telecom and CNC, which have slowed or prevented a large number of investment decisions in new infrastructure and network management solutions. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, continued delays in capital expenditure projects could negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom and China Mobile Telecommunications Corporation. China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

OUR ACQUISITION OF BONSON HAS BEEN, AND ANY ACQUISITIONS WE UNDERTAKE IN THE FUTURE MAY BE, COSTLY, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of copyright, trade secret law and trademark law. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our telecommunications-related software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson, which we acquired in February, 2002, has never registered copyrights for its telecommunications-related software products. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of our products.

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

In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd. and Zoom Networks, and in the wireless billing segment, we compete with more than ten local competitors. Currently, due in part to a stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the WTO, we anticipate the entrance of new competitors into the operation support system solutions market. The service application solutions sector is highly competitive. Our principal competitor in this sector is Openwave Systems Inc. (formerly Software.com and Phone.com).

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

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD ADVERSELY AFFECT
US.

Our principal operating subsidiaries, AsiaInfo Technologies and Guangzhou Bonson, are wholly foreign owned enterprises for Chinese legal purposes, which means that they are incorporated in China and wholly-owned by foreign investors. Several of our subsidiaries are subject to laws and regulations applicable to foreign investment in China in general and laws applicable to wholly foreign owned enterprises in particular. Legislation and regulations over the past 20 years have significantly enhanced the protections afforded to various forms of foreign investment in China. However, since the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit remedies available to us.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended June 30, 2002. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of June 30, 2002, a hypothetical 10% immediate increase or decrease in interest rates would increase or decrease our annual interest expense and income by approximately $7,000 and $123,000, respectively.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through June 30, 2002, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment ..............   $  6,730,000
Temporary investments, including cash and cash equivalents ........     43,190,000
Investments in subsidiaries .......................................     50,780,000
Research and development and sales and marketing expenses .........     25,910,000
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

Exhibit Number      Description Exhibits

4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1                2000 Stock Option Plan, approved and adopted as of October
                    18, 2000/**/
10.2 Shareholders' Agreement of Marsec Holdings, Inc., dated as of September 15, 2000, by and among AsiaInfo Holdings, Inc. and the Founders (as defined therein) of Marsec Holdings, Inc./**/
10.3 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.4 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution/***/
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

/*/    Incorporated by reference to our Registration Statement on Form S-1
(No.333- 93199).

/**/   Incorporated by reference to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

/***/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

/****/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

(b) Reports on form 8-K

We filed a Current Report on Form 8-K/A on April 22, 2002 attaching certain audited financial statements of Bonson Information Technology Holdings Limited and certain of our pro forma financial statements.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AsiaInfo Holdings, Inc.



Date: August 14, 2002                          By: /s/ Ying Han
                                        ----------------------------------------
                                        Name:  Ying Han
                                        Title: Chief Financial Officer
                                               (duly authorized officer
                                               and principal financial officer)