Form 10-Q
period 2002-09-30
ASIAINFO HOLDINGS INC
filed 2002-11-14
CIK 1100969

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ---- TO ----

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

                                 Yes [X] No [_]

    The number of shares outstanding of the Registrant's common stock as of
                           November 8, 2002 was 44,186,985

==============================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

                                                                                                                  Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements                                                                                  3

a)            Condensed Consolidated Statements of Operations for the three and nine months ended
              September 30, 2001 and 2002                                                                           3

b)            Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002                  5

c)            Condensed Consolidated Statements of Cash Flows for the three and nine months ended September
              30, 2001 and 2002                                                                                     6

d)            Notes to Condensed Consolidated Financial Statements for the three and nine months ended
              September 30, 2001 and 2002                                                                           8

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                21

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                           42

Item 4.       Controls and Procedures                                                                              42

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    43

Item 2.       Changes in Securities and Use of Proceeds                                                            43

Item 6.       Exhibits and Reports on Form 8-K                                                                     44

SIGNATURE                                                                                                          46

CERTIFICATIONS                                                                                                     47

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In US Dollars thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                        ----------------------------
                                                                                            2001            2002
                                                                                        ------------    ------------
                                                                                                 (unaudited)
Revenues:
  Network solutions .................................................................   $     86,323    $     23,498
  Software solutions ................................................................          7,708           9,073
                                                                                        ------------    ------------
  Total revenues ....................................................................         94,031          32,571
                                                                                        ------------    ------------
Cost of revenues:
  Network solutions .................................................................         77,649          20,019
  Software solutions ................................................................            842           4,052
                                                                                        ------------    ------------
  Total cost of revenues ............................................................         78,491          24,071
                                                                                        ------------    ------------
Gross profit ........................................................................         15,540           8,500
                                                                                        ------------    ------------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2001: $78;
    2002: $31 and amortization of acquired intangible assets: 2001: nil;
    2002: $238) .....................................................................          6,322           3,082
  General and administrative (excluding stock-based compensation: 2001:
    $104; 2002: $41 and amortization of acquired intangible assets: 2001:
    nil; 2002: $147) ................................................................          3,550           2,719
  Research and development (excluding stock-based compensation: 2001: $34;
    2002: $10 and amortization of acquired intangible assets: 2001: nil;
    2002: $92) ......................................................................          1,945           2,097
  Amortization of deferred stock compensation .......................................            216              82
  Amortization of acquired intangible assets ........................................              -             477
                                                                                        ------------    ------------
  Total operating expenses ..........................................................         12,033           8,457
                                                                                        ------------    ------------
Income from operations ..............................................................          3,507              43
                                                                                        ------------    ------------
Other income (expense):
  Interest income ...................................................................          1,644             523
  Interest expense ..................................................................           (216)             (1)
  Other (expenses) income, net ......................................................             (5)              6
                                                                                        ------------    ------------
  Total other income (expense), net .................................................          1,423             528
                                                                                        ------------    ------------
  Income before income taxes, minority interests and equity in loss of
    affiliate .......................................................................          4,930             571
Income tax expense ..................................................................            986              74
                                                                                        ------------    ------------
Income before minority interests ....................................................          3,944             497
Minority interests in (income) loss of consolidated subsidiaries ....................           (105)             73
Equity in loss of affiliate .........................................................           (320)           (102)
                                                                                        ------------    ------------
Net income ..........................................................................   $      3,519    $        468
                                                                                        ============    ============
Net income per share:
  Basic .............................................................................   $       0.08    $       0.01
                                                                                        ============    ============
  Diluted ...........................................................................   $       0.08    $       0.01
                                                                                        ============    ============
Shares used in computing per share amounts:
  Basic .............................................................................     41,757,250      44,081,170
                                                                                        ============    ============
  Diluted ...........................................................................     45,159,256      44,835,907
                                                                                        ============    ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In US Dollars thousands, except per share amounts)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                       -----------------------------------
                                                                                           2001                   2002
                                                                                       -------------         -------------
                                                                                                   (unaudited)
Revenues:
  Network solutions ............................................................       $   130,004           $    73,006
  Software solutions ...........................................................            21,357                24,661
                                                                                       -------------         -------------
  Total revenues ...............................................................           151,361                97,667
                                                                                       -------------         -------------
Cost of revenues:
  Network solutions ............................................................           108,628                55,835
  Software solutions ...........................................................             2,565                 9,006
                                                                                       -------------         -------------
  Total cost of revenues .......................................................           111,193                64,841
                                                                                       -------------         -------------
Gross profit ...................................................................            40,168                32,826
                                                                                       -------------         -------------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2001: $305;
    2002: $66 and amortization of acquired intangible assets: 2001:
    nil; 2002: $513) ...........................................................            17,769                11,460
  General and administrative (excluding stock-based compensation:
    2001: $488; 2002: $206 and amortization of acquired intangible
    assets: 2001: nil; 2002: $515) .............................................            10,696                 7,736
  Research and development (excluding stock-based compensation: 2001:
    $144; 2002: $60 and amortization of acquired intangible assets:
    2001: nil; 2002: $244) .....................................................             5,522                 6,706
  Amortization of deferred stock compensation ..................................               937                   332
  In-process research and development ..........................................                 -                   350
  Amortization of acquired intangible assets ...................................                 -                 1,272
                                                                                       -------------         -------------
  Total operating expenses .....................................................            34,924                27,856
                                                                                       -------------         -------------
Income from operations .........................................................             5,244                 4,970
                                                                                       -------------         -------------
Other income (expense):
  Interest income ..............................................................             6,225                 1,757
  Interest expense .............................................................              (883)                  (75)
  Other (expenses) income, net .................................................               (39)                   43
                                                                                       -------------         -------------
  Total other income (expense), net ............................................             5,303                 1,725
                                                                                       -------------         -------------
Income before income taxes, minority interests and equity in loss of
  affiliate ....................................................................            10,547                 6,695
Income tax expense .............................................................             2,262                   870
                                                                                       -------------         -------------
Income before minority interests ...............................................             8,285                 5,825
Minority interests in (income) loss of consolidated subsidiaries ...............              (235)                   63
Equity in loss of affiliate ....................................................              (576)                 (383)
                                                                                       -------------         -------------
Net income .....................................................................       $     7,474           $     5,505
                                                                                       =============         =============
Net income per share:
  Basic ........................................................................       $      0.18           $      0.13
                                                                                       =============         =============
  Diluted ......................................................................       $      0.16           $      0.12
                                                                                       =============         =============
Shares used in computing per share amounts:
  Basic ........................................................................        41,343,389            43,387,643
                                                                                       =============         =============
  Diluted ......................................................................        45,689,785            45,765,340
                                                                                       =============         =============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In US Dollars thousands, except per share amounts)

                                                                                    December 31,    September 30,
                                                                                    ------------    -------------
                                                                                        2001             2002
                                                                                    ------------    -------------
                                                                                        (1)          (Unaudited)
                                   ASSETS
Current Assets:
  Cash and cash equivalents ....................................................    $   110,635     $     118,265
  Restricted cash ..............................................................         13,475            14,458
  Short-term investments .......................................................         27,184             4,010
  Accounts receivable, trade (net of allowance for doubtful accounts of
    $1,094 and $1,961 at December 31, 2001 and September 30, 2002,
    respectively) ..............................................................         66,723            62,633
  Inventories - hardware and parts .............................................          1,180             4,357
  Other receivables ............................................................         10,533             6,128
  Deferred income taxes - current ..............................................          1,689             1,893
  Prepaid expenses and other current assets ....................................          1,417             4,644
                                                                                    -----------     -------------
    Total current assets .......................................................        232,836           216,388
Property and equipment - net ...................................................          5,376             4,799
Goodwill .......................................................................          2,188            37,255
Other acquired intangibles - net ...............................................              -             4,508
Investment in affiliate ........................................................          5,272             4,889
Deferred income taxes ..........................................................            188                 -
                                                                                    -----------     -------------
    Total Assets ...............................................................    $   245,860     $     267,839
                                                                                    ===========     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term bank loans ........................................................    $     2,924     $          72
  Accounts payable .............................................................         23,789            22,017
  Other payables ...............................................................          1,682             1,837
  Deferred revenue .............................................................          4,279             5,731
  Accrued employee benefits ....................................................          9,088             7,096
  Accrued expenses .............................................................         11,431            13,252
  Income taxes payable .........................................................          4,743             3,354
  Other taxes payable ..........................................................          2,524             1,845
                                                                                    -----------     -------------
    Total current liabilities ..................................................         60,460            55,204
Deferred income taxes ..........................................................              -               205
                                                                                    -----------     -------------
    Total Liabilities ..........................................................         60,460            55,409
                                                                                    -----------     -------------
Minority interest ..............................................................            610               329
                                                                                    -----------     -------------
Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01 par value, shares
    issued and outstanding: 2001: 42,132,818; 2002: 44,152,307 .................            421               442
  Additional paid-in capital ...................................................        178,649           200,059
  Deferred stock compensation ..................................................           (512)             (180)
  Retained earnings ............................................................          6,204            11,709
  Accumulated other comprehensive income .......................................             28                71
                                                                                    -----------     -------------
    Total stockholders' equity .................................................        184,790           212,101
                                                                                    -----------     -------------
    Total Liabilities and Stockholders' Equity .................................    $   245,860           267,839
                                                                                    ===========     =============

            See notes to condensed consolidated financial statements.

(1) Derived from the audited balance sheet included in the annual report on Form 10-K of AsiaInfo Holdings, Inc., for the year ended December 31. 2001.

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In US Dollars thousands, except per share amounts)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                 2001                    2002
                                                                              ----------               ---------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income .............................................................    $    7,474               $   5,505
  Adjustments to reconcile net income to net
    cash (used in) provided by operating
    activities:
  Depreciation ...........................................................         1,630                   2,219
  Amortization of goodwill ...............................................           818                       -
  Amortization of other acquired intangible
    assets ...............................................................             -                   1,272
  In-process research and development ....................................             -                     350
  Amortization of deferred stock compensation ............................           937                     332
  Deferred income taxes ..................................................           (35)                   (275)
  Minority interest in income (loss) of consolidated subsidiaries ........           235                     (63)
  Equity in loss of an affiliate .........................................           576                     383
  Loss on disposal of property and equipment .............................           159                      56
  Bad debt expense .......................................................           643                     553
  Changes in operating assets and liabilities,
    net of effects of business acquired:
    Restricted cash ......................................................           969                   3,544
    Accounts receivable ..................................................       (26,005)                 14,792
    Inventories ..........................................................         7,626                  (1,946)
    Other receivables ....................................................          (788)                 (1,571)
    Prepaid expenses and other current assets ............................          (775)                   (381)
    Accounts payable .....................................................       (12,201)                 (4,106)
    Other payables .......................................................          (751)                      6
    Deferred revenue .....................................................        (8,916)                   (121)
    Accrued employee benefits ............................................          (826)                 (2,544)
    Accrued expenses .....................................................         4,276                   1,559
    Income taxes payable .................................................         1,717                    (589)
    Other taxes payable ..................................................          (285)                 (1,764)
                                                                              ----------               ---------
Net cash (used in) provided by operating
  activities .............................................................       (23,522)                 17,211
                                                                              ----------               ---------

Cash flows from investing activities:
  Decrease in short-term investments .....................................        87,990                  23,174
  Purchases of property and equipment ....................................        (1,278)                   (885)
  Proceeds from disposal of fixed assets .................................            11                      29
  Increase in loan receivable ............................................             -                  (3,572)
  Investment in affiliate ................................................        (6,157)                      -
  Purchase of a subsidiary, net of cash
    acquired .............................................................             -                 (26,063)
                                                                              ----------               ---------
Net cash provided by (used in) investing
  activities .............................................................        80,566                  (7,317)
                                                                              ----------               ---------

                             ASIAINFO HOLDINGS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
               (In US Dollars thousands, except per share amounts)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           -----------------------------------
                                                                               2001                    2002
                                                                           ------------             ----------
                                                                                       (unaudited)
Cash flows from financing activities:
  Increase in short-term bank loans ................................       $     40,535             $    2,924
  Repayment of short-term bank loans ...............................            (44,446)                (7,636)
  Proceeds on exercise of stock options ............................              2,621                  2,628
  Earning distribution of consolidated subsidiaries ................                  -                   (218)
                                                                           ------------             ----------
  Net cash used in financing activities ............................             (1,290)                (2,302)
                                                                           ------------             ----------
Net increase in cash and cash equivalents: .........................             55,754                  7,592
Cash and cash equivalents at beginning of period ...................             48,834                110,635
Effect of exchange rate changes on cash and cash equivalents .......                 10                     38
                                                                           ------------             ----------
Cash and cash equivalents at end of period .........................       $    104,598             $  118,265
                                                                           ============             ==========
Supplemental cash flow information:
  Cash paid during the period:
  Interest .........................................................       $        888             $       55
  Income taxes .....................................................       $        580             $    1,102
                                                                           ============             ==========
  Deferred stock compensation ......................................       $        937             $      332
                                                                           ============             ==========

Non-cash investing activity:

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for cash of $33,387, of which $624 represented acquisition costs, and the issuance of 1,031,686 shares of common stock with a fair market value at the time the acquisition was announced of approximately $18,003. Of the cash amount, $20,433 was paid on April 4, 2002. In connection with the acquisition, the Company acquired tangible assets with a fair value of $28,364 and assumed liabilities of $17,737.

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

1.    GENERAL AND BASIS OF PREPARATION

Interim Financial Information - The accompanying condensed consolidated financial statements of AsiaInfo Holdings, Inc. (the "Company"), and its wholly-owned subsidiaries as of September 30, 2002 and for the three- and nine-months ended September 30, 2001 and 2002 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This financial data should also be read in conjunction with the Company's critical accounting policies included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

AsiaInfo Holdings, Inc. is incorporated in the State of Delaware, in the United States (the "US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. ("AsiaInfo Technologies") (100% owned), Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), both incorporated in the People's Republic of China ("China" or the "PRC"), Marsec Holdings, Inc. ("Marsec") (79% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

1.    GENERAL AND BASIS OF PREPARATION - CONTINUED

On December 31, 2001, AsiaInfo Technologies formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc., with an initial operating term of 15 years to provide hardware procurement support for network solution projects.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC. As of September 30, 2002, Wangying is being liquidated.

Marsec, through its wholly owned subsidiary, provides internet security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share, increasing its investment in Marsec from 75% to 79%.

On April 27, 2001, the Company invested $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly-owned subsidiaries in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through its subsidiary Guangzhou Bonson Technology Limited, based in Guangzhou, China, for $32,763 in cash and the issuance of 1,031,686 shares of the Company's common stock. (See Note 10).

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

Software solutions revenues represent license fees and related services that allow customers to use the Company's software products in perpetuity up to a maximum number of users. Contract revenue from software license fees and software implementation services represent customer orders requiring significant production, modifications, or customization of the software. Contract revenue for software is recognized in conjunction with the revenues of the related solutions project over the installation and customization period based on the percentage of completion of the project as measured by labor costs and direct project expenses. The Company may also sell packaged software occasionally, and license fees from such software sales are recognized as revenue upon the

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

1.    GENERAL AND BASIS OF PREPARATION - CONTINUED

occurrence of the following events: an agreement is close to being entered into, the fee is determined, collection of the fee is reasonably assured, and the delivery to or acceptance by the customer of the software product has occurred. Costs related to insignificant obligations for a period up to one year, which include telephone support, are accrued at the time the revenue is recorded. Software revenues include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was approximately $759 and $550 for the three months ended September 30, 2001 and 2002, respectively, and $2,454 and $1,813 for the nine months ended September 30, 2001 and 2002, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $45,910 at December 31, 2001 and $36,354 at September 30, 2002. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers. At December 31, 2001 and September 30, 2002, the balance of trade accounts receivable of $20,813 and $26,279, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year. The Company revisits its estimate on collectibility on a periodic basis. As a result, bad debt expenses were $162 and $568 for the three months ended September 30, 2001 and 2002, respectively. Bad debt expenses were $643 and $553 for the nine months ended September 30, 2001 and 2002, respectively.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 2001 and September 30, 2002 and the reported amounts of revenues and expenses during the three and nine months ended September 30, 2001 and 2002. Actual results could differ from those estimates.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi ("RMB"), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in the statement of stockholders' equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on September 30, 2002 was US$1.00=RMB8.2771. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

1.    GENERAL AND BASIS OF PREPARATION - CONTINUED

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Effective January 1, 2002, the Company discontinued amortization of its existing goodwill, which arose from the acquisition of AI Zhejiang and the Company's investment in Intrinsic, and was being amortized over 5 years.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's financial position or results of operations.

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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

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

3.  SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions, and have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of September 30, 2002.

4.  GOODWILL - ADOPTION OF STATEMENT 142

The following table summarizes the effect of adopting the non-amortization provisions of SFAS No. 142, assuming these provisions were adopted as of January 1, 2001.

                                                                   Three Months Ended September 30,
                                                               --------------------------------------
                                                                       2001               2002
                                                               -----------------   ------------------
Reported net income                                                  $3,519                $468
Add back: Goodwill amortization                                         290                   -
                                                               -----------------   ------------------
Adjusted net income                                                  $3,809                $468
                                                               =================   ==================

Basic earnings per share:
  Reported net income                                                $ 0.08               $0.01
  Goodwill amortization                                                0.01                   -
                                                               -----------------   ------------------
  Adjusted net income                                                $ 0.09               $0.01
                                                               =================   ==================

Diluted earnings per share:
  Reported net income                                                $ 0.08               $0.01
  Goodwill amortization                                              $ 0.01                   -
                                                               -----------------   ------------------
  Adjusted net income                                                $ 0.09               $0.01
                                                               =================   ==================

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

4.  GOODWILL - ADOPTION OF STATEMENT 142 - CONTINUED

                                                                              Nine Months Ended September 30,
                                                                     --------------------------------------------------
                                                                             2001                       2002
                                                                     ----------------------    ------------------------
Reported net income                                                          $7,474                      $5,505
Add back: Goodwill amortization                                                 818                           -
                                                                     ----------------------    ------------------------
Adjusted net income                                                          $8,292                      $5,505
                                                                     ======================    ========================

Basic earnings per share:
Reported net income                                                          $ 0.18                      $ 0.13
  Goodwill amortization                                                        0.02                           -
                                                                     ----------------------    ------------------------
  Adjusted net income                                                        $ 0.20                      $ 0.13
                                                                     ======================    ========================

Diluted earnings per share:
  Reported net income                                                        $ 0.16                      $ 0.12
  Goodwill amortization                                                        0.02                           -
                                                                     ----------------------    ------------------------
  Adjusted net income                                                        $ 0.18                      $ 0.12
                                                                     ======================    ========================

5.  COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                                 2001              2002
                                                                            ----------------  --------------
Net income .............................................................       $3,519            $  468
Change in cumulative translation adjustment ............................            2                 6
                                                                            ----------------  --------------
Comprehensive income ...................................................       $3,521            $  474
                                                                            ================  ==============

                                                                             Nine Months Ended September 30,
                                                                            --------------------------------
                                                                                  2001             2002
                                                                            ----------------  --------------
Net income .............................................................       $7,474            $5,505
Change in cumulative translation adjustment ............................           10                43
                                                                            ----------------  --------------
Comprehensive income ...................................................       $7,484            $5,548
                                                                            ================  ==============


6.  SHORT-TERM BANK LOANS

As of September 30, 2002, the Company had total short-term credit facilities for working capital purposes totaling $23,000 ($3,000 expiring in October 2002 and $20,000 expiring in October 2003). The facilities were secured by bank deposits of $10,900 as of December 31, 2001 and $10,000 as of September 30, 2002. At September 30, 2002, unused short-term credit facilities were $21,701 and used facilities totaled $1,299. The used facilities are pledged for issuing letters of credit to hardware suppliers and customers. In addition, as of September 30, 2002, the Company had short-term borrowings of $72 in RMB, the currency of the PRC, secured by Bonson's assets.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

6.  SHORT-TERM BANK LOANS - CONTINUED

The RMB loan bears interest at a rate of 4.8% per annum and are repayable upon demand by the lending bank. Additional bank deposits of $4,458 were used for issuing standby letters of credit and guarantees as of September 30, 2002. Bank deposits pledged as security for these credit facilities totaled $13,475 and $14,458 as of December 31, 2001 and September 30, 2002, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

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

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes, minority interest and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                                         Three Months Ended
                                                                           September 30,
                                                                 ---------------------------------
                                                                    2001                    2002
                                                                 ----------               --------
US federal rate ...........................................              35%                    35%
Difference between statutory rate and
 foreign effective tax rate ...............................             (21)                   (23)
Expenses not deductible for tax purpose --
 deferred stock compensation expense ......................               6                      4
Other .....................................................               -                     (3)
                                                                 ----------               --------
                                                                         20%                    13%
                                                                 ==========               ========


                                                                         Nine Months Ended
                                                                           September 30,
                                                                 ---------------------------------
                                                                    2001                    2002
                                                                 ----------               --------
US federal rate ...........................................              35%                    35%
Difference between statutory rate and
 foreign effective tax rate ...............................             (20)                   (23)
Expenses not deductible for tax purpose --
 deferred stock compensation expense ......................               6                      4
Other .....................................................               -                     (3)
                                                                 ----------               --------
                                                                         21%                    13%
                                                                 ==========               ========

Change in valuation allowance represented a reduction of valuation allowance of approximately $180 that was recorded to reduce the deferred tax assets arising from the tax loss carry forward which was approved by the PRC taxing authority during the second quarter of 2002.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

8.  CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                          Outstanding options
                                                            weighted average
                                      Number of shares  exercise price per share
                                      ----------------  ------------------------
Outstanding, January 1, 2002: .......        8,309,168          $  9.40
Granted .............................           24,600            14.56
Cancelled ...........................         (255,740)           11.58
Exercised ...........................         (172,563)            4.26
                                           -----------          -------
Outstanding, March 31, 2002 .........        7,905,465          $  9.46
                                           ===========          =======
Granted .............................           51,000            11.89
Cancelled ...........................         (230,790)           14.21
Exercised ...........................         (666,340)            2.56
                                           -----------          -------
Outstanding, June 30, 2002 ..........        7,059,335          $  9.97
                                           ===========          =======
Granted .............................        3,171,317             4.03
Cancelled ...........................         (164,690)           12.56
Exercised ...........................         (148,900)            1.25
                                           -----------          -------
Outstanding, September 30, 2002 .....        9,917,062          $  8.16
                                           ===========          =======

The exercise price of all options granted during the three months and the nine months ended September 30, 2002 was equal to the fair market value of the Company's common stock on the dates of grant.

9.  NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                              2001              2002
                                                                          -------------      ------------
Net income (numerator):
    Net income used in computing basic and diluted net
    income per share ...............................................      $       3,519      $        468
                                                                          =============      ============
Shares (denominator):
    Weighted average
       Common Stock Outstanding ....................................         41,757,250        44,081,170
                                                                          -------------      ------------
    Shares used in computing basic net income per share ............         41,757,250        44,081,170
    Dilutive effect of stock options outstanding using the
    treasury stock method ..........................................          3,402,006           754,737
                                                                          -------------      ------------
    Shares used in computing net income per share ..................         45,159,256        44,835,907
Net income per share:
    Basic ..........................................................      $        0.08      $       0.01
                                                                          =============      ============
    Diluted ........................................................      $        0.08      $       0.01
                                                                          =============      ============

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

9.  NET INCOME PER SHARE - CONTINUED

                                                                           Nine Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                         2001             2002
                                                                     ------------     ------------
Net income (numerator):
    Net income used in computing basic and diluted net
    income per share ............................................    $      7,474     $      5,505
                                                                     ============     ============
Shares (denominator):
    Weighted average
       Common Stock Outstanding .................................      41,343,389       43,387,643
                                                                     ------------     ------------
    Shares used in computing basic net income per share .........      41,343,389       43,387,643
    Dilutive effect of stock options outstanding using the
    treasury stock method .......................................       4,346,396        2,377,697
                                                                     ------------     ------------
    Shares used in computing net income per share ...............      45,689,785       45,765,340
                                                                     ============     ============
Net income per share:
    Basic .......................................................    $       0.18     $       0.13
                                                                     ============     ============
    Diluted .....................................................    $       0.16     $       0.12
                                                                     ============     ============

As of September 30, 2001 and 2002, the Company had 2,434,520 and 8,100,297 options outstanding, respectively, which could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

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

Total purchase price:
  Cash consideration                             $32,763
  Common stock                                    18,003
  Acquisition expenses                               624
                                                 -------
                                                 $51,390
                                                 =======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

10. ACQUISITION - CONTINUED

Purchase Price Allocation:
  Fair market value of net tangible assets           $10,627
    acquired at February 6, 2002
Intangible assets acquired:                                       Economic Life
                                                                 ---------------
  Core technology                                      1,280      3.5 years
  Trade name                                             700      Indefinite
  Contract backlog                                     2,700      2 years
  Favorable lease                                        400      2.1 years
  License                                                700      Indefinite
  In-process technology                                  350
  Goodwill                                            35,067      Indefinite
  Deferred tax liabilities                              (434)
                                                     -------
                                                     $51,390
                                                     =======

The Company recorded a one-time charge of $350 in the first quarter of 2002 for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's and Bonson's management.

The following selected unaudited pro forma combined results of operations for the three months and nine months ended September 30, 2001 and 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated nor is it indicative of future operating results:

                                       Three Months Ended           Nine Months Ended
                                            September 30,              September 30,
                                    -------------------------  -------------------------
                                       2001          2002           2001         2002
                                    ------------ ------------  ------------- -----------
Total revenue                        $    98,615  $    32,571   $   168,939  $    98,198
Net income                                 3,766          468         7,549        5,184
Net income per share
  - Basic                            $      0.09  $      0.01   $      0.18  $      0.12
  - Diluted                          $      0.08  $      0.01   $      0.16  $      0.11
Shares used in calculation of
  net income per share
  - Basic                             42,788,936   44,081,170    42,375,075   43,669,661
  - Diluted                           46,190,942   44,835,907    46,721,471   46,047,359

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

11. SEGMENT INFORMATION

Information on the Company's operating segments is as follows:

                                                                   Three Months Ended September 30,
                                                                              (unaudited)
                                                  -----------------------------------------------------------------
                                                    2001/1/                             2002
                                                  ----------  -----------------------------------------------------
                                                                   Strategic Business Units and Product Offerings
                                                              -----------------------------------------------------
                                                                                 Operation      Network
                                                                                  Support       Security
                                                               Communications      System      Solutions
                                                                  Solutions      Solutions      (Marsec)     Total
                                                              ----------------  -----------   ------------  -------
Revenues net of hardware cost:
Network solutions net of hardware cost ..........   $12,437    $     4,299      $   1,007     $     308     $ 5,614
Software ........................................     7,708          1,651          7,422             -       9,073
                                                    -------    -----------      ---------     ---------     -------
Consolidated revenues net of hardware cost ......    20,145          5,950          8,429           308      14,687
Consolidated cost of sales net of
  hardware cost .................................     4,605          2,076          3,896           215       6,187
                                                    -------    -----------      ---------     ---------     -------
Consolidated gross profit .......................   $15,540    $     3,874      $   4,533     $      93     $ 8,500
                                                    =======    ===========      =========     =========     =======

Gross profit:
Network solutions ...............................   $ 8,674    $     2,581      $     804     $      93     $ 3,478
Software ........................................     6,866          1,293          3,729             -       5,022
                                                    -------    -----------      ---------     ---------     -------
Consolidated gross profit .......................   $15,540    $     3,874      $   4,533     $      93     $ 8,500
                                                    =======    ===========      =========     =========     =======

Depreciation and amortization:
Network solutions ...............................   $   506    $       225      $      53     $      34     $   312
Software ........................................       313             87            389             -         476
                                                    -------    -----------      ---------     ---------     -------
                                                    $   819    $       312      $     442     $      34     $   788
                                                    =======    ===========      =========     =========     =======

Amortization of deferred stock compensation:
Network solutions ...............................   $   106    $        29      $       5     $       -     $    34
Software ........................................       110             11             37             -          48
                                                    -------    -----------      ---------     ---------     -------
                                                    $   216    $        40      $      42     $       -     $    82
                                                    =======    ===========      =========     =========     =======

Amortization of acquired intangible assets:
Network solutions ...............................   $     -    $         -      $      57     $       -     $    57
Software ........................................         -              -            420             -         420
                                                    -------    -----------      ---------     ---------     -------
                                                    $     -    $         -      $     477     $       -     $   477
                                                    =======    ===========      =========     =========     =======

Income from operations:
Network solutions ...............................   $ 2,446    $       (98)     $     278     $    (248)    $   (68)
Software ........................................     1,061            264           (153)            -         111
                                                    -------    -----------      ---------     ---------     -------
Consolidated income from operations .............   $ 3,507    $       166      $     125     $    (248)    $    43
                                                    =======    ===========      =========     =========     =======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

11. SEGMENT INFORMATION - CONTINUED

                                                                    Nine Months Ended September 30,
                                                                              (unaudited)
                                                 ---------------------------------------------------------------------
                                                   2001/1/                               2002
                                                 ----------  ---------------------------------------------------------
                                                                   Strategic Business Units and Product Offerings
                                                             ---------------------------------------------------------
                                                                                 Operation      Network
                                                                                  Support       Security
                                                               Communications      System      Solutions
                                                                  Solutions      Solutions      (Marsec)       Total
                                                             -----------------  -----------   ------------   ---------
Revenues net of hardware cost:
Network solutions net of hardware cost ...........  $30,021       $  20,145        $   5,354       $  1,214     $26,713
Software .........................................   21,357           3,676           20,985              -      24,661
                                                    -------       ---------        ---------       --------     -------
Consolidated revenues net of hardware cost .......   51,378          23,821           26,339          1,214      51,374
Consolidated cost of sales net of
  hardware cost ..................................   11,210           9,161            8,727            660      18,548
                                                    -------       ---------        ---------       --------     -------
Consolidated gross profit ........................  $40,168       $  14,660        $  17,612       $    554     $32,826
                                                    =======       =========        =========       ========     =======

Gross profit:
Network solutions ................................  $21,376       $  12,377        $   4,240       $    554     $17,171
Software .........................................   18,792           2,283           13,372              -      15,655
                                                    -------       ---------        ---------       --------     -------
Consolidated gross profit ........................  $40,168       $  14,660        $  17,612       $    554     $32,826
                                                    =======       =========        =========       ========     =======

Depreciation and amortization:
Network solutions ................................  $ 1,431       $     858        $     228       $     84     $ 1,170
Software .........................................    1,017             156              893              -       1,049
                                                    -------       ---------        ---------       --------     -------
                                                    $ 2,448       $   1,014        $   1,121       $     84     $ 2,219
                                                    =======       =========        =========       ========     =======

Amortization of deferred stock compensation:
Network solutions ................................  $   464       $     151        $      31       $      -     $   182
Software .........................................      473              28              122              -         150
                                                    -------       ---------        ---------       --------     -------
                                                    $   937       $     179        $     153       $      -     $   332
                                                    =======       =========        =========       ========     =======

Amortization of acquired intangible assets:
Network solutions ................................  $     -       $       -        $     259       $      -     $   259
Software .........................................        -               -            1,013              -       1,013
                                                    -------       ---------        ---------       --------     -------
                                                    $     -       $       -        $   1,272       $      -     $ 1,272
                                                    =======       =========        =========       ========     =======

Income from operations:
Network solutions ................................  $ 4,196       $   2,029        $   1,265       $   (432)    $ 2,862
Software .........................................    1,048             394            1,714              -       2,108
                                                    -------       ---------        ---------       --------     -------
Consolidated income from operations ..............  $ 5,244       $   2,423        $   2,979       $   (432)    $ 4,970
                                                    =======       =========        =========       ========     =======

 /1/ No strategic business unit and product offering information available for 2001.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2001 and 2002
               (In US dollars thousands, except per share amounts)

12. COMMITMENTS AND CONTINGENCIES

On December 4, 2001, a securities class action suit was filed in the United States against the Company, certain of the Company's directors and the co-lead underwriters involved in the Company's Initial Public Offering (the "IPO") on behalf of all persons and entities who purchased, converted, exchanged or otherwise acquired the common stock of the Company between March 2, 2000 and December 6, 2000, inclusive. The complaint alleges that the Company and certain of its officers and directors at the time of the IPO violated the federal securities laws by issuing and selling the Company's common stock pursuant to the IPO without disclosing to investors that several of the underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The plaintiffs seek class action certification and claim for an unspecified amount of damages. While the outcome of this litigation is uncertain, management believes that the Company has meritorious defenses to the suit and intends to vigorously defend the action. In addition, management believes that the co-lead underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company's directors' and officers' liability insurance policies may also cover the defense and exposure or settlement of the suit. On October 9, 2002, the United States District Court for the Southern District of New York dismissed without prejudice all claims against the individual defendants in the litigation (Louis Lau, Chairman of the Board, James Ding, President and Chief Executive Officer and Ying Han, Chief Financial Officer). The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives. The case remains pending against the Company.

13. RELATED PARTY TRANSACTION

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom Corporation Ltd. ("China Netcom") of up to approximately $9,061 in connection with China Netcom's past and future purchases of telecommunications network infrastructure software and solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility. The facility will expire on May 16, 2003. Edward Tian, a director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom's parent company, China Netcom Communication Group Corporation.

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

OVERVIEW

We are a leading provider of telecommunications software solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their Internet and telecommunications infrastructure.

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

WARRANTY OBLIGATIONS. We record our estimate of warranty costs at the time of final project acceptance, when all hardware pass-through revenue has been recognized. Revisions for estimated warranties may be required in the period in which actual warranties are known, thereby impacting our future operating results.

BAD DEBTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to change, changes to these allowances may be required, which would impact our future operating results.

INCOME TAXES. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination is made.

INVESTMENT IN AFFILIATE. We account for our 14.25% interest in Intrinsic using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an impairment charge in the future. Through September 30, 2002, we have not recorded an impairment charge for this investment. In accordance with applicable accounting principles, we will conduct an asset impairment test in the fourth quarter of 2002 in connection with our private equity investments. This will include our 14% interest in Intrinsic which is recorded on our balance sheet as an "investment in affiliate" of $4.9 million as of the end of the third quarter. We will report our findings at the fourth quarter earnings announcement.

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

REVENUES

Currently, our operations are organized into two strategic business units: communications solutions and operation support system solutions. Communications solutions and operation support system solutions comprise two of our core solutions offerings. We also offer our customers service application solutions (through our communications solutions business unit) and network security solutions (through our majority-owned subsidiary, Marsec). In deciding how to allocate our company's resources and assess performance, we frequently evaluate the separate operating results of our two strategic business units and Marsec. However, we also rely extensively in this process on our evaluation of the two primary types of revenue derived from our business: network solutions revenue and software solutions revenue (each described in greater detail below). Although both of our strategic business units generate network solutions revenue and software solutions revenue, the communications solutions business unit generates a majority of our total network solutions revenues, while the operation support system solutions business unit generates a majority of our total software solutions revenue. The following table illustrates our revenue breakdown both in terms of our strategic business units (communications solutions, operation support system solutions and network security solutions), and in terms of our two principal types of revenue (network solutions and software solutions):

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                            ---------------------------------------------------------

                                                 STRATEGIC BUSINESS UNITS AND PRODUCT OFFERINGS
                                            ---------------------------------------------------------

                                                            Operation      Network
                                                             Support       Security
                                            Communications   System        Solutions
BUSINESS LINE                                 Solutions     Solutions      (Marsec)         Total
-------------                               -------------- ------------  -------------  -------------
Network solutions net of
hardware costs ...........................   $4,299,234      $1,006,812       $308,050    $ 5,614,096

Software solutions .......................    1,650,662       7,422,659              -      9,073,321
                                             ----------      ----------       --------    -----------

Total revenues net of hardware costs .....   $5,949,896      $8,429,471       $308,050    $14,687,417
                                             ==========      ==========       ========    ===========


Although we account for our network solutions revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy of providing our customers with high value IT professional services while gradually outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown on this basis:


                                                NINE MONTHS ENDED                        YEAR ENDED
                                                  SEPTEMBER 30,                         DECEMBER 31,
                                            -------------------------  ------------------------------------------------
                                               2002           2001       2001      2000     1999      1998      1997
                                            ---------     -----------  --------  -------  --------  --------  ---------
Network solutions net of hardware
  costs ..................................      52%           58%         61%        61%       74%      88%       93%
Software solutions .......................      48%           42%         39%        39%       26%      12%        7%
                                            ---------     ---------    --------  -------  --------  --------  ---------
Total revenues net of hardware costs .....     100%          100%        100%       100%      100%     100%      100%
                                            =========     =========    ========  =======  ========  ========  =========

As demonstrated by the foregoing table, software solutions revenue has accounted for an increasing portion of our total revenue net of hardware costs over the past several years, increasing from 7% in 1997 to 39% in 2001 and 48% for the first three quarters of 2002. We anticipate that software solutions revenue will account for approximately 40% to 42% of our total net revenues for 2002.

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under separate binding contracts for hardware, network services, and software products and services. These contracts constitute our backlog at any given time. Revenues for hardware, network solutions and software solutions are recognized during the course of the relevant project, as described in more detail below. At September 30, 2002, our revenue backlog net of hardware costs was $41.3 million, a 12% decrease compared to backlog one year ago. The decrease in total net revenue backlog was primarily due to the prolonged delays in the restructuring of certain state-controlled telecommunications companies in China, including China Telecommunications Corporation, or China Telecom, causing the carriers to delay their orders longer than previously expected. Software solutions backlog was $19.0 million, or 46% of net revenue backlog, a 13% increase over the period a year ago. Orders under contracts generated by Bonson accounted for 23% of the total backlog net of hardware costs and 34% of software solutions backlog. The software services component of net revenue backlog increased by 61% year-over-year while the hardware margin (derived from our hardware sales to customers as part of our services) component decreased 37% over the same period. We believe that these changes illustrate our successful transition from a pure systems integration company to a provider of total software solutions to China's telecommunications service providers.

NETWORK SOLUTIONS REVENUE. Network solutions revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for planning, design, systems integration and training. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services.

We generally charge a fixed price for network solutions projects and recognize revenue based on the percentage of completion of the project. We use labor costs and direct project expenses to determine the stage of completion, except for revenue associated with the procurement of hardware on behalf of the customer. We recognize such hardware-related revenues upon delivery. Since a large part of the cost of a network solutions project often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue to fluctuate significantly. However, these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

Network solutions projects generally have a life of nine to twelve months, during which there are three key milestones. The first milestone occurs when the hardware is delivered, which is usually between three and four months after signing the contract. The second milestone in a network solutions project is at primary acceptance, which usually occurs around three to four months after hardware delivery. At primary acceptance, all services and products are delivered. The third milestone is final acceptance, which occurs when the customer agrees that we have satisfactorily completed all of our work on the project.

SOFTWARE SOLUTIONS REVENUE. Software solutions revenues include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses to use our software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software services revenue consists of revenue from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been derived from customer orders for projects requiring some modifications or customization of our software. We recognize substantially all software revenue over the installation and customization periods, based on the percentage of completion of the related project as measured by labor costs and direct project expenses.

UNBILLED REVENUE. The foregoing network solutions and software solutions revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the relevant contract. In the case of hardware sales, the customer typically holds back around 10 to 20% of the hardware contract payments at the time of delivery until final project acceptance. Although we record all hardware revenue at the time of delivery, the 10 to 20% held back by the customer is recorded as unbilled receivables and does not become billable until final project acceptance.

In the case of services, most of the revenue becomes billable at the time of primary acceptance, but the customer typically holds back around 10 to 20% of the services and software contract payments until final acceptance. Unpaid amounts for services, as well as for hardware, become payable at the time of final project acceptance. When we recognize revenue for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become billable.

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

Operating expenses consist primarily of compensation expenses. Recently, in an effort to scale our business to accommodate lower market demand, we have reduced these costs through a 10% headcount reduction and a 10% salary cut for employees at the manager level and above.

Research and development expenses relate almost entirely to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred.

We provide most of our officers, employees and directors, with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in our incurring deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997. We do not, however, intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our income statement as amortization of deferred stock compensation. For further information, please see note 15 to our consolidated financial statements for the year ended December 31, 2001, included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2002.

We make bad debt provisions for accounts receivable balances based on management's assessment of their recoverability. In any event, we make bad debt provisions for all accounts receivable balances that are aged over one year. We include those bad debt provisions in general and administrative expenses.

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

Sales of hardware procured in China are primarily made through AsiaInfo Chengdu and are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our Hong Kong subsidiary, AsiaInfo H.K. Limited, or AsiaInfo H.K., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Sales of software in China are subject to a 17% value added tax. However, for companies that develop their own proprietary software, a value added tax refund is available. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $32.6 million and $97.7 million, respectively, in the three- and nine-month periods ended September 30, 2002, representing decreases of 65% and 35%, respectively, against the comparable periods in 2001. These decreases are primarily attributable to a shift in our customer's focus from increasing network capacity to increasing network productivity through the provision of more advanced applications.

Revenues net of hardware costs were $14.7 million and $51.4 million, respectively, in the three- and nine-month periods ended September 30, 2002, representing a decrease of 27% compared to the three-month period ended

September 30, 2001 and remaining relatively unchanged as compared to the nine-month period ended September 30, 2001. Total software revenues were $9.1 million and $24.7 million, respectively, in the three- and nine-month periods ended September 30, 2002, representing increases of 18% and 15%, respectively, over the comparable periods in 2001. Bonson contributed 34% to this quarter's total revenue net of hardware costs and 40% of software solutions revenue. As compared to the preceding quarter, software solutions revenues were up 3% and total net revenues were down approximately 25%. The year-over-year and sequential decrease in total net revenues was primarily attributable to the prolonged telecommunications industry restructuring in China. We expect further delays in order decisions from our major customers, affecting both our network solutions revenues and our software solutions revenues. We expect our net revenue to be approximately $12 million to $13 million for the fourth quarter of 2002 and in the range of $63.4 million to $64.4 million for the full year 2002, in line with our earnings guidance of July 23, 2002.

COST OF REVENUES. Our cost of revenues decreased 69% to $24.1 million and 42% to $64.8 million, respectively, in the three- and nine-month periods ended September 30, 2002, as compared to the same periods in 2001. These decreases in costs of revenues are attributable to lower hardware pass through costs in the third quarter of 2002 as compared to the third quarter of 2001 when we made a major hardware delivery in connection with a backbone project for China Unicom.

GROSS PROFIT. Gross profit was $8.5 million and $32.8 million, respectively, in the three- and nine-month periods ended September 30, 2002, representing decreases of 45% and 18%, respectively, against the comparable periods in 2001. Gross profit as a percentage of gross revenues, or gross margin, increased to 26% and 34%, respectively, in the three- and nine-month periods ended September 30, 2002, as compared to 17% and 27%, respectively, in the comparable periods of 2001. These increases in gross margin are primarily attributable to the smaller amount of low margin hardware pass through revenue recognized in the relevant periods of 2002. Gross profit as a percentage of net revenues decreased to 58% and 64%, respectively, in the three- and nine-month periods ended September 30, 2002, as compared to 77% and 78%, respectively, in the comparable periods of 2001.

OPERATING EXPENSES. Total operating expenses decreased 30% and 20%, respectively, to $8.5 million and $27.9 million, respectively, in the three- and nine-month periods ended September 30, 2002, from $12.0 million and $34.9 million, respectively, in the comparable periods in 2001. These decreases resulted from cost cutting measures implemented during the third quarter, including a 10% headcount decrease and a 10% salary cut for employees at the manager level and above. We expect to continue to maintain tight cost controls in the coming quarters.

Sales and marketing expenses decreased 51% and 36%, respectively, to $3.1 million and $11.5 million, respectively, in the three- and nine-month periods ended September 30, 2002 against the comparable periods in 2001. This decrease was attributable to reductions in staff, reduced efforts in international and channel sales, and tighter control of our marketing expenses.

General and administrative expenses decreased 23% and 28%, respectively, to $2.7 million and $7.7 million, respectively, in the three- and nine-month periods ended September 30, 2002, against the comparable periods in 2001. We plan to continue to reduce general and administrative expenses as part of our cost cutting efforts.

Research and development expenses increased 8% and 21%, respectively, to $2.1 million and $6.7 million, respectively, in the three- and nine-month periods ended September 30, 2002, against the comparable periods in 2001, due to our increased focus on developing new products and solutions for China's telecom carriers, such as advanced operation support systems solutions.

We recognized a charge of $0.48 million for amortization of intangible assets in the third quarter of 2002 related to our acquisition of Bonson. As a result of that acquisition, we will amortize a total of $4.4 million in intangible assets over a period of two to three and a half years, $1.7 million of which will be amortized in 2002.

INCOME FROM OPERATIONS. Our operating income for the quarter decreased 99% to $43,000 and 5% to $5.0 million, respectively, in the three- and nine-month periods ended September 30, 2002, against the comparable periods in 2001. As compared to the preceding quarter, operating income decreased 99%. This decrease in profitability was attributable to our decrease in revenue and the partially fixed nature of our cost structure. The Bonson acquisition contributed 54% of our operating profit for the quarter. We expect operating profit for the year 2002 to be in the range of $4 million to $6 million.

OTHER INCOME (EXPENSE). Other income (expenses), consisting primarily of net interest income and expense, decreased from income (expense) of approximately $1.4 million and $5.3 million, respectively, in the three- and nine-month periods ended September 30, 2001 to income of $0.53 million and $1.7 million, respectively, in the three- and nine-month periods ended September 30, 2002, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and nine-month periods ended September 30, 2002, equity in loss of affiliate of approximately $0.1 million and $0.38 million, respectively, represented our proportionate share of the loss incurred by Intrinsic. In accordance with applicable accounting standards, we will conduct an asset impairment test of this investment in the fourth quarter.

NET INCOME. We recorded net income of $0.47 million, or $0.01 basic earnings per share, for the quarter ended September 30, 2002 and net income of $5.5 million, or $0.13 basic earnings per share, for the nine-month period ended September 30, 2002. This represents decreases of 87% as compared to the quarter ended September 30, 2001, 26% as compared to the nine-month period ended September 30, 2001 and 87% as compared to the second quarter of 2002. Bonson contributed 10% of total net income this quarter. We expect net income to be between $0 and $0.5 million, or equal $0.0 to $0.01 per basic share, for the fourth quarter of 2002 and approximately $5.5 million to $6 million, or $0.12 to $0.13 per basic share, for the year 2002.] This is in line with our earnings guidance of July 23, 2002.

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

Our accounts receivable balance at September 30, 2002 was $62.6 million, consisting of $26.3 million in billed receivables and $36.3 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the third quarter of 2002, our days sales outstanding were 173 days, as compared to 205 days as of the end of the second quarter. Our billed receivables were 73 days sales outstanding and our unbilled receivables were 100 days sales outstanding. The improvement in our days sales outstanding as compared to the end of the second quarter is primarily attributable to improved collection efforts and the increasing contribution of software solutions revenue to total net revenue.

As of September 30, 2002, we had total short-term credit facilities totaling $23 million, expiring in October, 2002 and October, 2003, for working capital purposes, of which unused short-term credit facilities were $21.7 million and $1.3 million had been used to issue letters of credit. In addition to the short-term credit facilities, we had short-term borrowings in Renminbi of $0.072 million as of September 30, 2002 for Bonson's working capital purposes, secured by Bonson's assets. The Renminbi loan bears interest at a rate of 4.8% per annum and is repayable upon demand by the lending bank. Bank deposits pledged as security for these credit facilities and bank loans, issuing letters of credit, and short-term credit facilities totaled $14.5 million as of September 30, 2002, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $136.7 million, of which $4.0 million was in short term investments, $14.4 million was in restricted cash and $118.3 million of which was in cash and cash equivalents. The $14.4 million in restricted cash consists of $10 million used to secure our $20 million credit facility, $4.0 million pledged as security for issuing a standby letter of credit and $0.4 million held by Bonson and pledged as security for a bank guarantee. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income. We had net cash inflow of $7.6 million for the third quarter, primarily attributable to our improved collection efforts.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2003. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. We adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on our financial position or results of operations.

In July 2002, the Financials Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and we do not anticipate that the statement will have a material impact on our financial statements or results of operations.

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

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we have recently become the subject of this type of litigation. For more information on this litigation, see the discussion under the heading "Item 1. Legal Proceedings" in Part II of this report. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended September 30, 2002. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of September 30, 2002, a hypothetical 10% immediate increase or decrease in interest rates would increase or decrease our annual interest expense and income by approximately $7,518 and $175,713, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On October 9, 2002, the United States District Court for the Southern District of New York dismissed without prejudice all claims against the individual defendants in the litigation (Louis Lau, our Chairman, James Ding, our President and Chief Executive Officer and Ying Han, our Chief Financial Officer). The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives. The case remains pending against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through September 30, 2002, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment ........................   $  7,000,000
Temporary investments, including cash and cash equivalents ..................     40,350,000
Investments in subsidiaries .................................................     50,800,000
Research and development and sales and marketing expenses ...................     28,460,000
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

                                             AsiaInfo Holdings, Inc.


Date: November 14, 2002                              By: /s/ Ying Han
                                             -----------------------------------
                                             Name:  Ying Han
                                             Title: Chief Financial Officer
                                                    (duly authorized officer
                                                    and principal financial
                                                    officer)

                                  Certification

I, James Ding, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                       /s/ James Ding
                                                  ------------------------------
                                                  James Ding
                                                  Chief Executive Officer

                                  Certification

I, Ying Han, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                   /s/ Ying Han
                                                --------------------------------
                                                Ying Han
                                                Chief Financial Officer