Form 10-K
period 2002-12-31
ASIAINFO HOLDINGS INC
filed 2003-03-21
CIK 1100969

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For The Fiscal Year Ended December 31, 2002
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                for the transition period from       to       .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [_]

Based on the closing sale price of the common stock on the Nasdaq National Market System on June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $260,841,487.50.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 44,243,527 at March 11, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be filed with the
Securities and Exchange Commission pursuant to Regulation 14A not later than
120 days after the end of the fiscal year covered by this Form 10-K.
================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                PART I
ITEM 1.  Business............................................................................  3
ITEM 2.  Properties.......................................................................... 21
ITEM 3.  Legal Proceedings................................................................... 21
ITEM 4.  Submission of Matters to a Vote of Security Holders................................. 22

                                               PART II
ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters............... 22
ITEM 6.  Selected Financial Data............................................................. 23
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation 24
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.......................... 43
ITEM 8.  Financial Statements and Supplementary Data......................................... 43
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 43

                                               PART III
ITEM 10. Directors and Executive Officers of the Registrant.................................. 43
ITEM 11. Executive Compensation.............................................................. 44
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...................... 44
ITEM 13. Certain Relationships and Related Transactions...................................... 44
ITEM 14. Controls and Procedures............................................................. 44
ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................... 44
SIGNATURES................................................................................... 46

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

                                    PART I

ITEM 1.  Business

Overview

We are a leading provider of telecommunications network integration services and software solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and customer applications.

Our key customers are the leading telecommunications service providers in China, including China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Railway Communications, or China Railcom.

We founded our business in the United States in 1993 and relocated our principal operations to China in 1995. In China we have designed and implemented most of the nation's major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included the carrier-class, meaning high performance, highly fault tolerant software components that we develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of the China market. Because those software products, along with our network integration services, have a broad range of applications for our customers' businesses, including their fixed-line, wireless and Internet services, our business has grown from a pure Internet infrastructure developer to a total telecommunications infrastructure software and services provider.

Our operations are now organized as two strategic business units:
Communications Solutions and Operation Support System Solutions.

..   Communications Solutions includes network solutions, service application solutions, network security solutions, and network monitoring solutions.

..   Operation Support System, or OSS, Solutions includes our highly scalable software, which is capable of automating a telecom carrier's key business processes, such as customer care and billing, order fulfillment, and customer relationship management.

Although we are organized as a Delaware corporation, we conduct most of our operations through two of our wholly-owned subsidiaries, AsiaInfo Technologies (China), Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc. (previously Guangzhou Bonson Technology Limited), or AsiaInfo Management, which are both Chinese companies.

RECENT DEVELOPMENTS

Business Reorganization and New Segment Reporting

We conducted a business reorganization in the fourth quarter of 2002 in order to reflect more accurately our strategic focus. As part of the reorganization, our strategic business units, or SBUs, were restructured into two units:
Communications Solutions and Operation Support System Solutions, or OSS Solutions. Our Communications Solutions business unit now offers network solutions, service application solutions, network security solutions and network monitoring solutions. We had previously offered network security solutions through a majority-owned subsidiary, Marsec Holdings Inc., or Marsec, but have integrated Marsec's network security business into our Communications Solutions business unit. We acquired the outstanding minority shares of Marsec in January 2003. The reorganization emphasizes the growing importance of our OSS business and allows us to offer those products through an integrated operational structure. In addition, we expect to be able to achieve cost efficiencies as a result of the combined sales teams within both business units.

Our results of operations were previously reported under the segments "network solutions" and "software solutions." In connection with the reorganization, we have reclassified our reporting segments into OSS Solutions and Communications Solutions in order to reflect our operations more accurately. For detailed financial information and more information on our new reporting segments, please refer to our consolidated financial statements and notes thereto included in this report and the discussion below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

INDUSTRY BACKGROUND

According to China's Ministry of Information Industry, or MII, in 2002 China's fixed-line phone subscribers increased by 20% to 214 million and wireless phone users increased by approximately 43% to 207 million. During that period, total revenue generated by the telecommunications sector reached approximately $49.8 billion, up 16% from the previous year. China's telecommunications sector continues to serve as a growth engine for the country's overall economy, whose GDP grew at a rate of 7% to 8% in 2002. As the overall telecommunications market expanded in 2002, the wireless sector has grown even more rapidly. According to the MII, the number of mobile phone users has exceeded 206 million by the end of 2002 and China had become the largest mobile phone market in terms of the number of mobile phone users. The following table sets forth certain information relating to the telecommunications industry in China as of the dates indicated:

                                                                   Compound Annual
                                           As of December 31,        Growth Rate
                                       --------------------------  ---------------
                                        1999   2000   2001   2002    (1999-2002)
                                       -----  -----  -----  -----  ---------------
China's population (in millions)...... 1,258  1,267  1,276  1,286        0.7%
China's GDP per capita (RMB).......... 6,551  7,081  7,543  7,930        6.6%
Fixed-line Telephone
 Access lines in service (in millions) 108.8  144.8  180.4  214.4       25.4%
 Penetration rate /(1)/...............   8.6%  11.4%  14.1%  16.7%        --
Wireless Telephone
 Subscribers (in millions)............  43.2   84.5  144.8  206.6       68.5%
 Penetration rate /(1)/...............   3.4%   6.7%  11.3%  16.1%        --
Internet
 Users (in millions)..................   8.9   22.5   33.7   59.1       88.0%
 Penetration rate /(1)/...............   0.7%   1.8%   2.6%   4.6%        --

--------
(1) Determined by dividing the number of subscribers or users by the total population of China.
Sources: Data in respect of China's population and GDP per capita are derived from information published by the National Statistical Bureau; data in respect of mobile subscribers are derived from information published by the Ministry of Information Industry; data in respect of Internet users are derived from information published by CNNIC.

China's government has set aggressive goals for the future growth of China's telecommunications industry. According to the MII's Tenth Five-Year Plan, the industry will continue to grow three times as fast as China's GDP during the period from 2001 through 2005. By 2005, the MII expects telecommunications service revenues to reach approximately $110 billion, which is triple the figure in 2000. The capacity of fixed switching equipment is expected to reach 300 million lines, while mobile switching capacity is expected to reach 360 million lines. According to the Tenth Five-Year Plan, there will be approximately 500 million telephone subscribers in China by 2005, representing a penetration rate of more than 40%. The number of fixed-line subscribers is expected to reach 240 million to 280 million with a penetration rate of 18% in 2005, compared to 16.7% in 2002. The number of mobile subscribers is expected to reach 260 million to 290 million with a penetration rate of 21% in 2005, compared to 16.1% in 2002. There will be approximately 200 million subscribers of data, multimedia and Internet services with a penetration rate of 15%. Based on preliminary calculations, a total of approximately $150 billion will be invested in the telecommunications industry, which is 20-30% higher than the total investment under China's Ninth Five-Year Plan.

Over the past several years, the telecommunications industry in China has gone through several restructurings. These restructurings have been accompanied by industry deregulation and rapid growth in the market for telecommunications services. Prior to a major industry restructuring in 1999, the telecommunications market in China was dominated by the predecessor company of China Telecom. In 1999, the predecessor company of China Telecom was divided into the following four companies:

..   China Telecom--providing fixed-line and data communication services;

..   China Mobile--providing mobile and data communication services;

..   China Satellite--providing satellite communications; and

..   Guoxin Paging--a paging business that was subsequently merged into China
    Unicom.

In May 2002, the telecommunications industry was further restructured with the split of China Telecom into two independent companies. China Netcom Group was formed by merging the telecommunications assets of China Telecom in ten northern provinces of China with China Netcom Corporation Ltd., or China Netcom, and Jitong Communication. The southern division of the original China Telecom continues to operate under the China Telecom name.

At the end of 2002, there were five major licensed telecommunications operators in China. China Telecom, China Netcom Group, China Unicom and China Railcom provide fixed-line services while China Mobile and China Unicom are licensed to provide wireless services. China Satellite Communications Corporation, or China Satcom, the sixth licensed telecommunications operator in China, has smaller operations and specializes in satellite communications. All six operators are Internet service providers. According to the MII, China Mobile has recently replaced China Telecom as China's largest telecommunications operator. In terms of total income in 2002, China Mobile held 37.4% of the market in China, followed by China Telecom with 32.5% and China Netcom Group with 16.6%. China Unicom ranked fourth with a market share of 12.1% while China Railcom and China Satellite together held the remaining 1.4%.

With the introduction of more competition, telecommunications service providers are becoming more conscious of the return on their infrastructure investments. With the rapidly increasing number of subscribers and the restructuring of China's telecommunications industry, the competitive focus of carriers is moving from pricing to quality and product differentiation, while their investment focus is moving from network construction to operation support systems that help increase service quality and customer satisfaction, and reduce response time to market demands and trends.

Notwithstanding the growth in the number of telecommunications users, overall capital expenditure by China's telecommunications providers declined in 2002 as a result of the global slowdown of the telecommunications industry, the industry restructuring in China, and the shift of focus in China from infrastructure expansion to customer service. According to the MII, overall capital expenditure in the telecommunications sector decreased by 20% to $24.6 billion in 2002. This decrease in overall capital expenditure caused our revenues net of hardware costs to decrease approximately 9% to $64.7 million in 2002 from $71.4 million in 2001. We expect that capital expenditure in China's telecommunications industry will begin to return to pre-restructuring levels in the second half of 2003 and will increase further over the next few years.

MARKET OPPORTUNITIES

We believe that the major market opportunities for our business include the following:

NETWORK CONSULTING, INTEGRATION AND MANAGEMENT SERVICES. With broad usage of sophisticated technology and software applications, telecommunications networks are becoming more complex, more customized and more difficult to manage. The deployment of telecommunications and Internet infrastructure in a complex, multi-vendor environment requires significant expertise that usually is not internally available to Chinese telecommunications services providers. As a result, they rely on experienced information technology, or IT, services companies like ours to provide total solutions to their telecommunications infrastructure requirements in order to increase network efficiency, differentiate their services and ensure service quality. We believe that as the telecommunications market develops in China, our customers will continue to require high value IT services such as network design, network planning, network security and project management.

MISSION CRITICAL OPERATION SUPPORT SYSTEM, OR OSS, SOFTWARE AND SERVICES. As a result of increased competition, telecommunications service providers in China are investing in operation support system solutions to manage their fast growing businesses, meet the varying needs of their customers and reduce response time to market demands and trends. Telecommunications and Internet service providers in China are now focusing on differentiating their services, rather than competing solely on price. They are investing in customer care and support in order to study customer behavior and enhance customer satisfaction. Telecommunications and Internet service providers in China must be able to monitor customer activity, bill customer usage on a real-time basis, and scale services to millions of users in order to facilitate the rapid growth of their subscriber bases. These mission-critical needs cannot be met by traditional customer care and billing solutions that are inflexible, capable only of period processing, and difficult to scale. Our experience indicates that service providers in China prefer real-time, scalable and reliable billing and business management software and services that support their packaged services, flexible pricing policies and integrated customer care initiatives.

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

Broadband network services and application software. As a result of increased competition in China's telecommunications and Internet markets, carriers with narrowband networks are continuing to upgrade to broadband networks with new service offerings. As a result, service providers in China are investing in broadband solutions for their backbone and provincial access networks, such as unified messaging, media streaming, video conferencing and wireless data related applications, to boost network usage and to generate revenue.

OUR STRATEGY

Our vision is to be the leading China-based company providing world class network integration and management solutions by continuing to enable our customers to build, maintain, operate, manage and continuously improve their telecommunications and network infrastructure. The key aspects of our strategy include the following:

Expand and deepen our software solutions to support the overall telecommunications industry in China. With over seven years of experience in a fast-growing market, we are a leading provider of network integration services and software solutions to the largest telecommunications companies in China. Our reputation has allowed us to grow our business as a provider of software solutions in vertical telecommunications markets. For example, our suite of operation support system solutions has allowed us to capitalize on opportunities in the wireless telecommunications market. With our acquisition of Bonson in 2002, we have established a leadership position in the wireless and data communication OSS market and increased our OSS Solutions revenues net of hardware costs by 75%. In 2002, we won nine provincial installations with China Mobile for their full scale billing operation support systems, which is twice the number of installations by any of our closest competitors. Although there has been a recent decline in capital expenditure as a result of the industry restructuring, based on our communications with our customers and government agencies, we expect investment in China's telecommunications industry to resume and continue to grow rapidly in the long term, despite cyclical adjustments. We expect most investment to be made through our customers, which are the largest telecommunications service providers in China. We believe that our close relationships with our customers, our unique understanding of the China market, our technical capabilities and our proven track record will allow us to capitalize on these growth opportunities. In the process, we plan to continue our transition from a pure systems integration business to a software solutions dominant business.

Focus on high value information technology professional services. Currently, we offer our information technology professional services primarily in the context of total solutions, which include systems integration and customization of our proprietary and third party software. We minimize our exposure to hardware risks by placing orders from hardware vendors only against back-to-back orders from customers and having the equipment delivered by the vendor directly to the customers' premises. As the IT market matures in China, we are focusing on providing our customers with high value IT professional services, such as network planning, design and optimization, while gradually outsourcing lower end services, such as hardware installation, and encouraging customers to purchase hardware directly from equipment vendors. We believe the service components of our telecommunications solutions will become increasingly important as telecommunications networks become more complex and more customized. As such, we intend to continue to develop our services business to include more high-value consulting services.

LEVERAGE OUR HIGH QUALITY CUSTOMER BASE TO GENERATE RECURRING REVENUES. We have a high quality group of customers and, through our customers' end users, one of the largest installed software customer bases (as measured by the number of licensed end users) for leading telecommunications service providers and Internet content and service providers in China. Our customers include China Telecom, China Netcom Group, China Mobile, China Unicom, and China Railcom, which together have accounted for a majority of the investment in telecommunications infrastructure in China. Our high quality customer base enables us to foster close relationships with our customers and develop in-depth understandings of their specific needs. Furthermore, our customers may face significant costs and technological risks by switching from our services and products to others. We generate recurring revenues from our existing customer base through upgrades of their networks and implementation of new services and products, including outsourced applications.

ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL. We intend to continue our strategy to attract and retain the best and most qualified personnel in China's IT industry. In view of the specific needs of the China market, we target our recruitment effort on Chinese citizens who have information technology and professional competence and extensive exposure to western education and management practices. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading company in China. Given our continuing transition to a software dominant business, we are focusing our recruitment efforts on more highly-skilled software engineers.

OUR COMPETITIVE STRENGTHS

We believe that we are well positioned to continue meeting our customers' network infrastructure and application needs in China. The key factors that contribute to our strong competitive position are:

TELECOMMUNICATIONS INFRASTRUCTURE TECHNOLOGY LEADERSHIP IN CHINA. Our engineering personnel have industry-leading expertise in telecommunications infrastructure technologies in China. This expertise enables us to design and implement network technology that is suitable for the Chinese market and that employs high quality design and validated hardware and software components, and to deliver solutions with high performance-to-cost ratios for our customers.

COMBINED INTERNATIONAL AND CHINA EXPERTISE. Our senior management is a Chinese team, a majority of whom have been educated in the United States or have worked with leading multinational companies in or outside of China. They have an in-depth understanding of the China market, combined with a knowledge of best management practices gained from some of the world's leading information technology companies. We have well defined performance evaluation and reward systems and a strong emphasis on sound, accountable corporate governance. We believe that the unique strengths of our management team make us one of the best managed companies in Asia, and make us well positioned to anticipate and capitalize on market opportunities for our business in China.

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

CUSTOMER-CENTRIC AND COST-EFFECTIVE PROJECT MANAGEMENT CAPABILITY. Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserve customer loyalty. As such, we remain in close contact with our customers to meet their needs and demands during the course of these projects. Through experience and time, we have developed a unique project management system to achieve maximum customer satisfaction in a cost-effective manner. We believe our effective project management system distinguishes us from of our competitors in China.

ESTABLISHED CUSTOMER RELATIONSHIPS. We have close relationships with all leading telecommunications service providers in China and have provided our services and products to most of them. Our in-depth understanding of their requirements allows us to successfully deliver customized solutions and maximize the opportunities created by investment in communications infrastructure in China. Moreover, we have strong customer service and research and development teams based in China, which allows us to respond quickly and efficiently to the needs of our customers.

PRODUCTS AND SERVICES

We provide telecommunications network integration services and software solutions to the leading telecommunications service providers in China. We offer these solutions to our customers by leveraging our core strengths in information technology services and software, and maintaining close relationships with multiple hardware and third party software vendors. Substantially all of our network integration and software solutions business is accounted for by the various provincial entities of China Telecom, China Mobile and China Netcom Group, as well as China Unicom and China Railcom. Our longstanding relationships with these customers and our understanding of their specific requirements make us well positioned to respond to their requests for proposals.

We develop, market and produce our offerings, or "solutions," through our two strategic business units:

..   Communications Solutions (which includes network solutions, service application solutions, network security solutions and network monitoring solutions); and

..   Operation Support System, or OSS, Solutions.

We provide maintenance and technical support in connection with all our projects, including assistance with the implementation of new information technology functions and/or features, configuration and programming services for new business processes, warranty repairs, and assistance in the case of technology upgrading. Our policy of on-going maintenance and technical support helps us to foster long-term relationships with our customers. We also provide technical training to our customers and strategic partners to increase their awareness and knowledge of network technologies and software in the Chinese information technology market and to support the operations of our customers' integrated network systems.

COMMUNICATIONS SOLUTIONS

NETWORK SOLUTIONS--The core area of our Communications Solutions business unit is network solutions, which represented approximately 72% of our net revenues in the Communications Solutions business unit in 2002. Network solutions includes network access and backbone infrastructure design and implementation for telecommunications and Internet service providers. Network solutions support a wide array of network technologies and generally involve one or more of the following services:

..   Network planning.  We provide our customers with strategic and tactical reviews of their current network operations and future network requirements. We do much of this work before the customer awards a contract in order to assist them in developing an appropriate request for proposal and to improve our chances in winning the contract. The planning includes defining client business requirements, developing appropriate information architectures and selecting preferred technology.

..   Network design.  We detail the network specifications and implementation tactics necessary to achieve our customers' objectives. We also consider how the new technology will integrate with the customer's existing hardware and software and how it will be managed on an ongoing basis.

..   Network implementation.  We install recommended systems to meet our customers' network requirements. Key activities include project management, hardware and software procurement, configuration and field installation and testing, building network management centers and developing customized network and services management applications. We believe that our expertise in integrating new systems without disrupting our customers' ongoing business operations adds significant value and reduces risks.

..   Network performance optimization.  We maximize the efficiency of communications networks by improving network utilization. Examples of these services include network traffic analysis and identification of bottlenecks, recommendations for efficient allocation of bandwidth, fault detection and isolation, and performance audit and tuning.

Network solutions projects give us an intricate understanding of our customers' infrastructure requirements and allow us to understand the software requirements that are needed to support those infrastructures. Software products within network solutions include AINetXpert and AsiaInfo VisionXpert.

AINetXpert. AINetXpert is a service-oriented network management software product with high-end features. AINetXpert manages all aspects of a network environment, including hardware, applications, services and customers at four different layers: equipment, application, service and business. Several unique characteristics of AINetXpert differentiate it from other network management software products. Through its multi-vendor support feature, AINetXpert significantly increases the cost efficiency of network management activities. Further, by monitoring and assessing network traffic in real time, AINetXpert collects and analyzes statistical data on the system by service category, which can be used to manage service level agreements and make sound investment decisions for network expansion. For large-scale networks, AINetXpert groups and manages systems by service category such as leased line services, dial-up services and Web services, enabling operators to streamline management processes and prioritize management tasks. Furthermore, while traditional network management software products only deal with static network elements such as hardware, AINetXpert also manages dynamic factors such as usage patterns. AINetXpert also facilitates many customer-oriented value-added services such as customer self-evaluation on service usage. AINetXpert has a modular design to adapt flexibly to the actual needs of customers.

AsiaInfo VisionXpert (AIVX). AIVX is a support system for video-conferencing operations, providing the following functions:

..   Conference management--scheduling users' participation in conferences and booking meeting times and venues;

..   Resource management--carrying out deployment strategies over system resources, supporting products of different manufacturers and providing inter-operator development and redundancy design;

..   User management--managing users' data and users' rights, and matching users and terminals;

..   Billing management--collecting billing records, generating billing messages, answering billing inquiries and performing bill payment functions.

SERVICE APPLICATION SOLUTIONS--We design and provide applications for Internet access, Internet protocol telephony and virtual private networks that allow our clients to provide commercial services to their customers. We also provide high volume messaging software and services, and Web-based as well as other Internet applications. Software products within our service application solutions include AsiaInfo Mail Center (AIMC), AsiaInfo Unified Messaging System (AIUM) and AsiaInfo Internet Short Messaging Gateway (AIISMG).

AsiaInfo Mail Center (AIMC). Our flagship online messaging software, AIMC, is an integral part of our service application offerings. AIMC is carrier-scale messaging software designed to support electronic mail systems from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer web-based free e-mail, basic e-mail service and premium business secure e-mail to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. In addition to major telecommunications and Internet service providers, top Internet content providers in China such as chinadotcom and 21cn.com are among the key customers for AIMC. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The wireless application protocol, or WAP, and short messaging system, or SMS, functions allow the end user to access email at any time with a mobile connection. AIMC also enhances user experience with its stream-based video mail function.

AsiaInfo Unified Messaging System (AIUM). AIUM is an information-exchanging platform for wire, wireless and Internet networks providing customers complete access to message transmission and retrieval. AIUM gives the user freedom to choose among various media, such as e-mail, telephone, facsimile and mobile telephone, to send and retrieve messages.

AsiaInfo Internet Short Messaging Gateway (AIISMG). AIISMG is a business support platform for value-added short messaging services. AIISMG improves connectivity between the mobile user and the short message content provider to boost short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile (which facilitated more than 80 billion short messages in 2002) to achieve single-point access and provincial roaming. Furthermore, AIISMG supports multi-protocols to enable short messages transported between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), code division multiple access, or CDMA, personal handy phone system, or PHS, and third generation, or 3G networks.

NETWORK SECURITY SOLUTIONS--We provide high-end network security solutions to telecommunications carriers, Internet data centers, Internet content providers and Internet service providers using third party software applications. We previously offered network security solutions through a majority-owned subsidiary, Marsec, but have integrated Marsec's network security business into our Communications Solutions business unit. We acquired the outstanding minority shares of Marsec in January 2003. Our network security solutions include the following services:

..   assessing, designing and deploying network security systems;

..   managing network security systems; and

..   providing technical training and support.

NETWORK MONITORING SOLUTIONS--Some of our Communications Solutions projects involve the provision of base station network monitoring services for wireless telecommunications carriers. We acquired this business through our acquisition of Bonson in February of 2002. Software products in our network monitoring business include AI-BS-ViewFocus, which is embedded in the hardware equipment we design and use in providing network monitoring solutions. AI-BS-ViewFocus is a web-based product that monitors transmission and power stations for mobile communications.

Operation Support System, or OSS, Solutions

Currently, our Operation Support System Solutions include three primary types of products:

..   customer care and billing, or CC&B;

..   customer relationship management, or CRM; and

..   order fulfilment management.

Our Operation Support System Solutions allow our customers to manage their network infrastructure utilizing our proprietary and third-party software tools and applications. In addition to software, OSS Solutions projects generally involve one or more of the following services:

..   software customization and installation;

..   design and implementation of network management centers; and

..   technical training and support.

CUSTOMER CARE AND BILLING PRODUCTS. We offer complex customer care and billing solutions to support our clients' businesses. With the integration of Bonson's wireless billing software into our OSS Solutions business unit, we are able to provide a broader range of solutions to our clients. Our main CC&B product offerings include wireless solutions, Internet protocol (IP) solutions, clearance and settlement solutions, and convergent billing solutions. Software products within these offerings include:

AsiaInfo Online Billing System (AIOBS). AIOBS is the software product used in our wireless solutions. It is a real time, scalable software that enables service providers to address mission critical needs such as customer care, services support, and accurate and timely billing. AIOBS enables telecommunications service providers to:

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

In addition, AIOBS provides many features tailored to the China market, including:

..   caller ID usage-based and restricted line services that allow telephone customers to log on to the Internet without first registering with Internet service providers, with usage-based fees charged to their regular monthly telephone bills, and to log on only from certain, specified phone numbers;

..   a roaming service that allows registered customers from different Internet service providers to log on to the Internet from each other's territories (an important feature since most Chinese Internet service providers operate and recruit users locally); and

..   a restricted credit (pre-paid card) service that allows customers to use the Internet with monthly monetary or usage-based limits, with real time cut-off the instant the credit limit is reached.

AsiaInfo Convergent Billing System (AICBS). Our convergent billing solutions software, AICBS, offers real time, scalable solutions for customer care and billing operations of wireless and long-distance telephony service providers, including:

..   customer care, together with customer service, hierarchies and rapid report management;

..   call center support, including usage processing;

..   fraud detection and management;

..   billing and revenue management features, including accounts receivable and collection; and

..   inter-carrier settlement.

With AICBS, we pioneered the fraud management software market in China, which has seen increasing customer demand. We believe AICBS is the first and most widely used customer care and billing software used by Chinese operators that supports wireless services based on the CDMA standard in addition to the digital mobile (GSM) standard.

AI-BS Mobile Business Operating Support System (AI-BS-BOSS). AI-BS-BOSS is an integrated customer care and billing system used in our wireless solutions, supporting all second generation, or 2G, 2.5 generation, or 2.5G, voice and data services. It provides rating, provisioning and billing functions, as well as powerful customer care, business and service management capabilities. AI-BS-BOSS is a highly configurable, expandable and scalable system which accommodates both pre-paid and post-paid subscribers. AI-BS-BOSS supports voice services such as digital mobile (GSM), analog and voice over Internet protocol, or VoIP, and data services such as WAP, and general packet radio service, or GPRS.

AsiaInfo Integrated Settlement System (AIISS). AIISS is an integrated settlement software we provide to telecommunications operators through our clearance and settlement solutions. AIISS covers all aspects of settlement, including inter-operator and intra-operator, roaming, and service provider settlement. It also supports most business lines of a carrier such as domestic direct dial, or DDD, international direct dial, or IDD, data, VoIP and value-added services. AIISS uses advanced plug-and-play component architecture, offering flexibility, security and scalability to the carriers. Services supported by AIISS include digital mobile (GSM), analog systems, 2.5G, third generation mobile system, or 3G, IP, access, VoIP, public switched telephone network, or PSTN, leased-line, generic digital subscriber line, or xDSL, CDMA, broadband access and leased-line access.

CUSTOMER RELATIONSHIP MANAGEMENT. Our suite of customer relationship management solutions allows wireless and fixed-line telecommunications operators to improve customer service and establish strong customer relationships. Our main CRM product offerings include solutions for Decision Support Systems and Business Integration. Software products in these offerings include:

AIOmniVision. AIOmniVision is our analytical customer relationship management software product used in our solutions for Decision Support Systems and Business Integration. With embedded technology such as data warehousing, online analytical process and data mining, AIOmniVision enables carriers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions.

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

..   increase service usage and network utilization; and

..   improve efficiency and reduce costs.

AsiaInfo Customer Care and Relationship Management System (AICRM Suite). AICRM Suite is our integrated marketing management software product for fixed-line and wireless telecommunications service providers. It provides carriers a complete marketing management solution which enables them to formulate and execute marketing policies and conduct operation analyses. Carriers are thus able to effectively manage their customer service and strengthen their partner and alliance relationships. AICRM features a multi-level architecture, independent customer interfaces and databases, and quick time-to-market response capabilities.

ORDER FULFILMENT MANAGEMENT. Our order fulfilment management software, AsiaInfo Order Management System, or AIOMS, assists fixed-line telecommunications providers in managing their orders, business processes, operations and resources. AIOMS is a comprehensive production and operation management software product with fast and flexible order management capabilities. We currently offer AIOMS to fixed-line carriers but AIOMS is also capable of supporting the systems of wireless service providers. AIOMS features a multi-level architecture, independent customer interfaces and databases, and flexible control mechanisms.

STRATEGIC ACQUISITIONS AND ALLIANCES

From time to time, we enter into strategic acquisitions and alliances in order to further our business objectives, including:

..   expanding our product and service offerings;

..   entering vertical markets and obtaining complementary technology; and

..   increasing our distribution channels and co-marketing opportunities.

Our strategic investments have included our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to China's wireless telecommunications carriers. We acquired Bonson in February of 2002 for a combination of cash and shares of our common stock valued at a total of approximately $51.4 million. The wireless operation support system solutions market in China is fragmented, and we believe the acquisition of Bonson has given us the largest share of any participant in that market.

PRICING

We currently price our projects on the following basis:

..   Hardware procurement.  We sell hardware as part of our total solutions and price hardware together with the total contract price as a fixed-fee. To minimize exposure to hardware risk, we source equipment from hardware vendors against letters of credit from our customers.

..   Software sales.  We price our software products (except for AIOmniVision and AINetXpert) based on the number of user licenses which our customers purchase from us. We price AIOmniVision based on modules, functions and requirements for follow-on services, and price AINetXpert based on the number of networks we monitor using the software. In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. We charge our customers for software customization on a time plus materials basis. The pricing of our messaging software, AIMC, is based on the total number of mail boxes purchased by our customers. However, the unit price for each mail box differs among free web-based e-mail service, basic ISP-provided Internet e-mail and business secure e-mail offerings.

..   Services.  We price our services internally on an estimated time and material basis. However, services are quoted to customers as a fixed fee.

Contracts for our projects are generally subject to competitive bidding processes.

TECHNOLOGY

Customer care and billing software. Our on-line customer care and billing software, AIOBS, is designed to allow maximum flexibility, scalability and performance. It has state-of-the-art, four-tier client/server architecture. This multi-tier architecture, coupled with the other technologies, gives our software the following advantages:

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

CUSTOMER RELATIONSHIP MANAGEMENT SOFTWARE. Our analytical customer relationship management software, AIOmniVision, uses data-warehousing technology, offering integrated systems and information for decision support and execution. The advantages of AIOmniVision include:

..   the flexibility and universal design of the data-warehousing model;

..   dynamic component modules that can be modified separately when a new product is introduced and updated without any system down times; and

..   fully documented application programming interfaces that support standard scripts, allowing our customers to build client applications without compilation and customize and write new interface applications with minimum training.

Our marketing management software product, AICRM, for fixed-line and wireless telecommunications service also uses a multi-level architecture to provide carriers complete marketing management solutions with independent customer interfaces and databases, and quick time-to-market response capabilities.

ORDER MANAGEMENT SOFTWARE. Our order management software, AIOMS, uses a multi-tier architecture to provide flexibility in managing order distribution and business processes. It also has fast and flexible order mechanisms by providing a separate database for business processes and customer interfaces.

We closely monitor world-wide technological developments in our service and product areas. In developing these and other technologies, we sometimes source knowledge, software and other products from major international technology companies. Cooperation with global technology leaders improves our access to the most sophisticated technologies, which enables us to provide the latest and best services and software products to our customers.

RESEARCH AND DEVELOPMENT

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We develop upgrades of our existing software products to enhance scalability and performance and provide added features and functions. In addition, we are designing a wide array of new software products to address our customers' growing need for OSS solutions, such as fixed-line operation support systems and settlement systems.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools. We plan to expand our research and development efforts further by adding more personnel and financial resources, particularly in the area of operation support system solutions.

CUSTOMERS

Our customers currently consist primarily of Chinese telecommunications service providers, including China Telecom, China Netcom Group, China Mobile, China Unicom and China Railcom. For the year ended December 31, 2002, China Telecom (including contracts signed with all China Telecom entities merged into China Netcom Group in May, 2002) accounted for 22% of our revenues net of hardware costs, while China Unicom accounted for 22%, China Mobile accounted for 42%, China Netcom Group (excluding contracts signed with the China Telecom entities merged into China Netcom Group in May, 2002) accounted for 5%, China Railcom accounted for 4% and other customers accounted for 5%. Our customer base is changing and diversifying as the overall China telecommunications market deregulates. For more information on recent restructurings and regulatory changes affecting our customers, please see the discussion above under the heading "Industry Background" and the discussion below under the heading "Government Regulation."

CHINA TELECOM. China Telecom is the oldest voice and data communications provider in China and is the leading provider of fixed-line telephone, data and Internet and leased line services in four of the most economically developed regions in China. Before the recent restructurings of the telecommunications industry in China that began in 1999, China Telecom, together with its various provincial subsidiaries, constituted our largest customer, accounting for almost all of our revenues in 1997 and 1998. As part of the industry reorganization completed in May 2002, the northern division of China Telecom (comprising ten provinces) merged with China Netcom and Jitong Communication to form China Netcom Group. The southern division (comprising twenty-one provinces) continues to operate under the China Telecom name.

CHINA NETCOM GROUP. China Netcom was originally formed in 1999 to provide nationwide Internet broadband access and integrated telecommunications services. As part of the recent industry reorganization, China Netcom merged with the northern division of China Telecom and Jitong Communication, and the combined business now operates under the China Netcom Group name. As a result of the reorganization, China Netcom Group is permitted to operate nationwide fixed-line telecommunications networks and provide nationwide services.

CHINA MOBILE. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephony service provider in China with over 101 million wireless voice service subscribers and has various provincial subsidiaries throughout China which are responsible for local networks. China Mobile's digital mobile (GSM) network covers all of China's cities and 96% of its rural areas. In addition to mobile services, the company operates an Internet Protocol telephony service and is an Internet service provider.

CHINA UNICOM. China Unicom was established in 1994 and is China's second largest mobile operator, providing services to over 39 million mobile customers through its digital mobile (GSM) network and since January 2002, its second generation, or 2G, CDMA network. In 2002, the first year of operation of China Unicom's CDMA network, China Unicom had seven million subscribers and is targeting to achieve 20 million subscribers by the end of 2003 with the launch of its new CDMA 1X data services. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services.

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

SALES AND MARKETING

Sales

We market and sell our services and products primarily through our direct sales force. Our direct sales professionals provide business consulting, promote pre-sale activity and manage our relations with our customers. We employ direct sales personnel in regional offices in Beijing, Shanghai, Wuhan, Chengdu and Guangzhou. In connection with our recent reorganization, our sales teams from network solutions, service application solutions and network security solutions have been combined into one team under the Communications Solutions business unit. The Bonson sales team has been integrated into the OSS Solutions business unit. For more detailed information on our recent reorganization, please see the discussion above under "Item 1. Business--Recent Developments."

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

Marketing

Our marketing strategy focuses on building long-term relationships with our customers, educating them about technological developments and generating their interest in our services and products. Historically, our marketing and sales efforts were combined. As our businesses expanded and the marketplace became increasingly sophisticated, we established dedicated marketing teams for each of our two strategic business units. These departments continuously analyze the needs of our customers, our competitive environment, the market potential of our products and services, and the effectiveness of our pricing and distribution strategies. They also assist in the planning of the roll-out of our solutions and products in anticipation of customers' needs.

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

..   conducting ongoing public relations programs; and

..   creating and placing advertisements.

COMPETITION

Communications Solutions

The market for network solutions in China is new and rapidly changing. Our competitors in the network solutions market mainly include domestic systems integrators such as Zoom Networks, Openet Information Technology (Shenzhen) Corporation, Digital China Holdings Limited and Legend Group Limited. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the network solutions market, this could hurt our profitability and erode our market share.

The service application solutions sector is highly competitive. Our principal competitor in this sector is Openwave Systems Inc. (formerly Software.com and Phone.com). In the network security solutions market, we mainly compete with Information Security One Limited, Nsfocus Information Technology Co., Ltd., and 21ViaNet China Inc. An increasing number of companies are devoting their resources to this sector in developing network security products. In the network monitoring solutions market, our principal competitor is Emerson Electric Co. (through its acquisition of Avansys Power Co., Ltd. from Huawei Technologies).

Operation Support System Solutions

In the operation support system solutions market, we compete with both international and local software and solutions providers. In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd., and Zoom Networks, and in the wireless billing segment we compete mainly with more than eight local competitors. We also expect to compete with more than ten local competitors in the fixed-line OSS market. Currently, due in part to each telecommunication provider's stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. However, multinational companies have recently formed alliances with Chinese companies to expand into China's telecommunications solutions market. For example, CSG Systems, or CSG, has formed a strategic alliance with a subsidiary of Legend Group Limited to develop a suite of customer care and billing solutions for China's telecommunications carriers. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the World Trade Organization, or WTO, we anticipate the entrance of new competitors into the operation support system market.

We believe that we have competitive advantages in all of our product and service segments due to our network infrastructure technology leadership, combined international and China expertise, high performance, scalable and flexible software, customer-centric and cost effective project management capability, and established customer relationships. Our competitors, some of whom have greater financial, technical and human resources than us, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

GOVERNMENT REGULATION

The Chinese government has generally encouraged the development of the information technology industry, and the products and services we offer are not currently subject to extensive government regulations. The telecommunications industry in which our customers operate, however, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government's budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by China's Ministry of Information Industry, or MII, and other ministries and government departments.

In September 2000, China published the Regulations of the People's Republic of China on Telecommunications, also known as the Telecommunications Regulations. The Telecommunications Regulations are the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. The principles expressed by the Telecommunications Regulations reflected on China's commitment to accede to the WTO. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, network interconnection, the setting of telecommunications charges and standards of telecommunications services in China.

The Circular on the Structural Adjustment of Telecommunication Charges, issued in December of 2000, reduced telecommunications service and Internet service fees in China, such as Internet access fees and leased line renting fees, permitting Internet protocol telephony operators, paging business operators, web hosting service providers and certain other value added service providers to set their prices based on their own cost structure and competitive strategy. We believe this Circular has positively impacted our business because, with the decline in telecommunications and Internet services fees, China's Internet population and tele-density have grown, which in turn has generated more demand for our products and services. For example, the number of Internet users in China increased to 59.1 million in 2002 due in part to the decrease in Internet access fees. In addition, with declining leased line tariffs, more and more enterprises will be able to afford to use the Internet as a business tool.

Under regulations introduced in December of 2001, foreign investors are now permitted to invest in China's telecommunications industry through Sino-foreign joint ventures. The new regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China's accession to the WTO. Under the Provisions, foreign investors will be ultimately permitted to own up to 49% of basic telecommunications businesses (with the exception of wireless paging businesses) in China, and up to 50% of value-added telecommunications businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

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

INTELLECTUAL PROPERTY

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark registrations. We have filed five trademark applications with the United States Patent and Trademark Office, three of which have been passed on to registration and two of which are currently pending. Our trademark application covering AsiaInfo's logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications with the Hong Kong Trade Marks Registry for AsiaInfo's logo, which are pending. We have also completed the registration of the copyrights for 67 versions of our software products with the State Copyright Bureau in China, including the AIOBS series, the AISerBase series, the AIMC series and the AIOmniVision series. However, although we may apply for such protection in the future, we have not applied for copyright protection in other jurisdictions (including the United States, which does not require registration for protection of copyrights). We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products.

We enter into confidentiality agreements with our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

A portion of our business involves the development and customization of software applications for customers. We generally retain significant ownership or rights to use and market such software for other customer projects, where possible. However, our customers sometimes retain co-ownership and rights to use the applications, processes, and intellectual property so developed. In some cases, we may have no right or only limited rights to reuse or provide these developments in projects involving other customers. To the extent that we are unable to negotiate contracts which permit us to reuse source-codes and methodologies, or to the extent that we have conflicts with our customers regarding our ability to do so, we may be unable to provide similar solutions to our other customers.

EMPLOYEES

We have over 900 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communications at all levels of the organization. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long term employment.

OUR CODE OF ETHICS

In 1999, we adopted a code of ethics, or the Code, which applies to all of our employees. Recently, we conducted a thorough review and updating of the Code. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers will be posted on our website at www.asiainfo.com.

SEC REPORTS AVAILABLE ON WEBSITE

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.asiainfo.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.  Properties

Our principal sales, marketing and development facilities and administrative offices currently occupy approximately 7,300 square meters in a new building located in the Beijing Zhongguancun Science Park. The lease has a term of five years, which expires in February 2005, subject to termination in 2003 if an agreement on the adjustment of rent cannot be reached at that time. In addition, we have regional field support offices in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing and Wuhan, as well as a regional office in Santa Clara, California.

ITEM 3.  Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our current officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions to their purchasing shares in our IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs' alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management. On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them.

On October 9, 2002, the Court dismissed without prejudice all claims against the individual defendants in the litigation (Louis Lau, our Chairman, James Ding, our President and Chief Executive Officer and Ying Han, our Chief Financial Officer). The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives.

On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against us under the anti-fraud provisions of the securities laws, the Court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss such claims as to us and as to substantially all of the other issuer defendants. The Court also denied the underwriter defendants' motion to dismiss in all respects. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows. Moreover, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors' and officers' liability insurance policies will also cover the defense and potential exposure or settlement of the suit.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol "ASIA" since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

                                                                      High   Low
                                                                     ----- -----
2002:
 Fourth Quarter....................................................   8.90  2.04
 Third Quarter.....................................................  13.78  3.22
 Second Quarter....................................................  13.88  9.80
 First Quarter.....................................................  24.25 10.66
2001:
 Fourth Quarter....................................................  21.25 11.10
 Third Quarter.....................................................  20.00  9.37
 Second Quarter....................................................  20.39  8.44
 First Quarter.....................................................  19.94  6.94

As of February 28, 2003, we had approximately 164 holders of record of our common stock.

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

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No. 333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) were approximately $126,610,000. From the effective date of the Registration Statement through December 31, 2002, the net proceeds have been used for the following purposes:

    Purchase and installation of machinery and equipment...... $  7,120,000
    Temporary investments, including cash and cash equivalents   36,690,000
    Investments in subsidiaries...............................   50,900,000
    Research and development and sales and marketing expenses.   31,900,000
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

ITEM 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation" beginning on page 20 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                        Years Ended December 31,
                                              -----------------------------------------------------------------------
                                                  2002      2001/(1)/         2000             1999             1998
                                              -----------  -----------  -----------      -----------      -----------
                                                 (Amounts in thousands of U.S. dollars except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
  Communications Solutions................... $    68,018  $   146,541     N/A/(2)/         N/A/(2)/         N/A/(2)/
  Operation Support System Solutions.........      53,248       42,465     N/A/(2)/         N/A/(2)/         N/A/(2)/
                                              -----------  -----------  -----------      -----------      -----------
    Total revenues...........................     121,266      189,006  $   176,063      $    60,280      $    44,222
                                              -----------  -----------  -----------      -----------      -----------
Cost of revenues:
  Communications Solutions...................      48,714      106,622     N/A/(2)/         N/A/(2)/         N/A/(2)/
  Operation Support System Solutions.........      32,286       26,911     N/A/(2)/         N/A/(2)/         N/A/(2)/
                                              -----------  -----------  -----------      -----------      -----------
    Total cost of revenues...................      81,000      133,533      144,698           41,963           32,189
                                              -----------  -----------  -----------      -----------      -----------
Gross profit.................................      40,266       55,473       31,365           18,317           12,033
                                              -----------  -----------  -----------      -----------      -----------
Operating expenses:
  Sales and marketing........................      14,680       21,768       19,734            8,768            2,408
  General and administrative/(3)/............       9,907       14,905       12,893            8,167            6,463
  Research and development...................       8,503        7,304        5,974            2,838            1,436
  In-process research and development........         350           --           --               --               --
  Amortization of deferred stock
   compensation..............................         407        1,144        2,209            3,508            1,045
  Amortization of acquired intangible assets.       1,749           --           --               --               --
                                              -----------  -----------  -----------      -----------      -----------
    Total operating expenses.................      35,596       45,121       40,810           23,281           11,352
                                              -----------  -----------  -----------      -----------      -----------
Operating income (loss)......................       4,670       10,352       (9,445)          (4,964)             681
  Other income (expense), net................       1,450        6,107        6,865              352              477
  Income tax expense (benefit)...............         824        3,444          218              383             (256)
  Minority interests in (income) loss of
   consolidated subsidiaries.................          75         (396)          32               84              122
  Equity in loss of affiliate................      (2,465)        (885)          --              (35)              --
                                              -----------  -----------  -----------      -----------      -----------
Net income (loss)............................ $     2,906  $    11,734  $    (2,766)     $    (4,946)     $     1,536
                                              ===========  ===========  ===========      ===========      ===========
Net income (loss) per share:.................
    Basic.................................... $      0.07  $      0.28  $     (0.07)     $     (0.34)     $      0.11
                                              ===========  ===========  ===========      ===========      ===========
    Diluted/(4)/............................. $      0.06  $      0.26  $     (0.07)     $     (0.34)     $      0.05
                                              ===========  ===========  ===========      ===========      ===========
Shares used in computation:..................
  Basic......................................  43,583,420   41,525,159   37,239,649       14,630,145       13,616,412
                                              ===========  ===========  ===========      ===========      ===========
  Diluted/(4)/...............................  45,961,545   45,924,724   37,239,649       14,630,145       31,765,534
                                              ===========  ===========  ===========      ===========      ===========
Additional Data:
Total revenues net of hardware costs......... $    64,733  $    71,391  $    44,578      $    25,221      $    19,286

                                                             As of December 31,
                                                 ------------------------------------------
                                                   2002   2001/(1)/   2000    1999    1998
                                                 -------- --------  -------- ------- -------
Consolidated Balance Sheet Data:
Cash and cash equivalents....................... $115,153 $110,635  $ 48,834 $25,404 $ 9,749
Total current assets............................  215,094  232,836   254,190  64,773  42,805
Total assets....................................  263,430  245,860   264,003  71,427  45,359
Total liabilities (excluding minority interests)   52,955   60,460    95,206  31,639  26,048
Total stockholders' equity......................  210,158  184,790   168,609  39,788  19,247

--------
(1) Reclassified to conform with 2002 presentation.
(2) Prior to the restructuring of our operating units in the fourth quarter of 2002, we reported our operating results on the basis of our old reporting segments (network solutions and software solutions). Although we have reclassified our revenues for the year 2001 according to our new reporting segments, reclassifying our revenues for 2000, 1999 and 1998 would be not be reasonably practicable.
(3) In 2002, we adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," and as a result we discontinued amortization of goodwill on January 1, 2002 (see note 3 of Note to Consolidated Financial Statements).
(4) In 1999 and 2000 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, upon the exercise of warrants and upon the automatic conversion of our convertible preferred stock which, if included, would have had an antidilutive effect on the net loss reported in those periods. In 2002 and 2001, the Company had options outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See note 12 of Notes to Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

We are a leading provider of telecommunications network integration services and software solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure.

We commenced our operations in the United States in 1993 and moved our operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China), Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc., or AsiaInfo Management, which are both Chinese companies.

We develop, market and sell our products and services through our two strategic business units: Communications Solutions and Operation Support System Solutions. Communications Solutions offers network infrastructure solutions, service application solutions, network security solutions and network monitoring solutions. We had previously offered network security solutions through a majority-owned subsidiary, Marsec Holdings Inc., or Marsec, but have integrated Marsec's network security business into our Communications Solutions business unit. We acquired the outstanding minority shares of Marsec in January 2003. Operation Support System Solutions offers customer care and billing, customer relationship management and similar software solutions for telecommunications providers.

On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to wireless telecommunications carriers in China. The consideration paid to the former shareholders of Bonson consisted of $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock which were valued at approximately $18 million at the time the acquisition was announced. The cash we paid in connection with the acquisition was paid out of our existing cash reserves. Bonson's operating results have been consolidated with our operating results from February 6, 2002. We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. In view of the Bonson acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

As a result of the recent restructuring in China's telecommunications industry, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our net revenue and profitability. According to the MII, overall capital expenditure by telecommunications services decreased by 20% to 24.6 billion in 2002. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term and that spending will begin to return to pre-restructuring levels in the second half of 2003, continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. Similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Revenues

We reorganized our operating units in the fourth quarter of 2002 in order to more accurately reflect our strategic focus. Our operations are now organized into two strategic business units: Communications Solutions and Operation Support System Solutions. Communications Solutions include the following business lines: network solutions, service application solutions, network security solutions and network monitoring solutions. Operation Support System Solutions, or OSS, includes our highly scalable customer care and billing software capable of automating a telecom carrier's key business processes, such as billing and order management. Our results of operations were previously reported under the segments "network solutions" and "software solutions."

Although we report our revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown on this basis both under our new and old reporting segments:

                                                                  Year Ended December 31,
                                                         ------------------------------------
                                                         2002 2001      2000     1999     1998
                                                         ---- ----      ----     ----     ----
New Reporting Segments
Communications Solutions net of hardware costs..........  48%  73%/(1)/ N/A/(2)/ N/A/(2)/ N/A/(2)/
Operation Support System Solutions net of hardware costs  52%  27%/(1)/ N/A/(2)/ N/A/(2)/ N/A/(2)/
Old Reporting Segments
Network solutions net of hardware costs.................  51%  61%      61%      74%      88%
Software solutions......................................  49%  39%      39%      26%      12%

--------
(1) Reclassified to conform with 2002 presentation.
(2) Prior to the restructuring of our operating units in the fourth quarter of 2002, we reported our operating results on the basis of our old reporting segments (network solutions and software solutions). Although we have reclassified our revenues for the year 2001 according to our new reporting segments, reclassifying our revenues for 2000, 1999 and 1998 would be not be reasonably practicable.

Most of the projects we undertake for our customers, both in the Communications Solutions business unit and the OSS Solutions business unit include revenue from hardware, software and professional services.

Hardware revenue. We generate significant revenue through hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services and software solutions.

Software license revenue. We generate revenue in the form of fees received from customers for licenses to use our software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. We also include in revenue the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry.

SERVICES REVENUE. Services revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software customization and installation, and related training services.

We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project. Revenues in both communications solutions and operation support system solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. We use labor costs and direct project expenses to determine the stage of completion, except for revenue associated with the procurement of hardware on behalf of the customer. We recognize such hardware-related revenues upon delivery. Since a large part of the cost of certain projects, particularly network solutions, often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue to fluctuate significantly. However, these fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

Our projects generally have a life of nine to twelve months, during which there are three key milestones. The first milestone occurs when the hardware is delivered, which is usually between three and four months after signing the contract. The second milestone in a project is at primary acceptance, which usually occurs around three to four months after hardware delivery. At primary acceptance, most of the services and products are delivered. The third milestone is final acceptance, which occurs when the customer agrees that we have satisfactorily completed all of our work on the project.

UNBILLED REVENUE. Our revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the relevant contract. In the case of hardware sales, the customer typically holds back around 10 to 20% of the hardware contract payments at the time of delivery until final project acceptance. Although we record all hardware revenue at the time of delivery, the 10 to 20% held back by the customer is recorded as unbilled receivables and does not become billable until final project acceptance. In the case of services and software license revenues, most of the revenue becomes billable at the time of primary acceptance, but the customer typically holds back around 10 to 20% of the services and software contract payments until final acceptance. Unpaid amounts for services and software, as well as for hardware, become payable at the time of final project acceptance. When we recognize revenue for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become billable.

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under contracts for hardware, software and services. Our backlog at any given time includes the contracts we have signed but have not yet commenced and the portion of uncompleted contracts for which revenue has not yet been recognized. Revenues are recognized during the course of the relevant project, as described above. At December 31, 2002, our revenue backlog net of hardware costs was $40.3 million, an 8% decrease compared to backlog one year ago. The decrease in total net revenue backlog was primarily due to the prolonged delays in the restructuring of certain state-controlled telecommunications companies in China, including China Telecom, causing the carriers to delay their orders longer than previously expected. OSS Solutions backlog was $17.24 million, or 43% of net revenue backlog, a 4% increase over the period a year ago. Orders under contracts generated by Bonson accounted for 18% of the total backlog net of hardware costs and 43% of OSS Solutions backlog. We believe that these changes illustrate our successful transition from a pure systems integration company to a provider of total software solutions to China's telecommunications service providers.

COST OF REVENUES

Costs of revenues in both the Communications Solutions business unit and the OSS Solutions business unit include hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects.

Hardware costs consist primarily of third party hardware costs and related warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We accrue hardware warranty costs when hardware revenue is fully recognized upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

Software-related costs consist primarily of packaging and written manual expenses for our proprietary software products and software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings. We do not accrue any software warranty costs for our proprietary software and accrue 0.5% of sales of third party software as warranty costs when such revenue is recognized upon final acceptance. The costs associated with creating and enhancing our proprietary software are classified as research and development expenses as incurred.

OPERATING EXPENSES

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets and deferred stock compensation.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate almost entirely to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred.

Overall operating expenses include significant compensation expenses. In the third quarter of 2002, in an effort to scale our business to accommodate lower market demand, we reduced these costs through a 10% headcount reduction and a 10% salary cut for employees at the manager level and above.

We provide most of our officers, employees and directors, with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997 and we do not intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our consolidated statement of operations as amortization of deferred stock compensation. For more information on our deferred compensation expenses, please see note 17 to our consolidated financial statements included in this report.

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

Pursuant to the income tax laws of China, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies, our principal operating subsidiary for our Communications Solutions SBU, is registered and operates in the Beijing Zhongguancun Science Park and is classified as a "new technology enterprise." The effective income tax rate for "new technology enterprises" registered and operating in Beijing Zhongguancun Science Park is 15%. "New technology enterprises," including Asiainfo Technologies, are also exempt from Chinese state and local corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment from the local tax authorities in China for an additional three years, expiring at the end of 2003, which reduces our effective income tax rate to 10%.

AsiaInfo Management is registered and operates in the High and New Technology Industry Development Zone in Guangzhou, and is classified as a "high and new technology enterprise." The effective income tax rate, subject to the approval of the relevant tax authorities, for "high and new technology enterprises" registered in High and New Technology Industry Development Zones is 15%. "High and new technology enterprises," including AsiaInfo Management are also exempt from Chinese state and local corporate income tax for two years, beginning with their first profitable year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Management expired on December 31, 2001 and the 50% tax reduction will expire on December 31, 2004.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, our subsidiary that sources hardware in China for our customers, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a "high and new technology enterprise." Subject to anticipated formal governmental approval, it is likely that AsiaInfo Chengdu will operate free of Chinese state and local corporate income tax for two years beginning from its first profitable year of operation, which was 2002, and should be entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. As such, the anticipated tax holiday for AsiaInfo Chengdu should expire on December 31, 2003 and the 50% tax reduction should expire on December 31, 2006.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our Hong Kong subsidiary, AsiaInfo H.K. Limited, or AsiaInfo H.K., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Although sales of software in China are subject to a 17% value added tax, companies that develop their own proprietary software are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

FOREIGN EXCHANGE

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. Although, in general, our exposure to foreign exchange risks should be limited, the value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, a decline in the value of Renminbi could reduce the U.S. dollar equivalent of the value of the earnings from, and our investment in, our subsidiaries in China.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

REVENUES. Total revenues, including hardware pass-through, decreased 36% to $121.3 million in 2002, from $189 million in 2001. Revenues net of hardware costs decreased approximately 9% to $64.7 million in 2002. OSS Solutions revenue was $33.5 million in 2002, representing 52% of total revenues net of hardware costs and a 75% increase over OSS Solutions revenue of $19.1 million in 2001. This increase was primarily due to our acquisition of Bonson, which has been consolidated since February 6, 2002 and contributed $13.3 million to OSS Solutions revenue in 2002. Communications Solutions revenue was $31.2 million in 2002, compared to $52.3 million in 2001, representing a decrease of 40%. This decrease was partially attributable to our shift in focus to high-end systems integration projects involving less hardware pass-through revenue.

Under our previous reporting structure, software solutions revenues were $31.7 million in 2002, representing 49% of total revenues net of hardware costs and a 14% increase over software solutions revenues from the previous year. Network solutions revenues net of hardware costs were $33 million in 2002, a 24% decrease from the previous year.

The decrease in total revenues are primarily attributable to a shift in our customer's focus from increasing network capacity to increasing network productivity through the provision of more advanced applications, as well as our shift in focus to high-end systems integration projects involving less hardware pass-through revenue. The decrease in net revenues was attributable to the prolonged telecommunications industry restructuring in China resulting in an estimated 20% decrease of total capital expenditure in 2002 on the part of telecommunications carriers in China. The decrease in net revenues was partially offset by our acquisition of Bonson, which contributed 23% of total net revenue and approximately 40% of net revenue in our OSS Solutions business unit. For more information on the restructuring, please see the discussion above under the heading "Item 1. Business--Industry Background."

Looking forward, we anticipate that our net revenues will increase 2 to 8% in 2003. We expect OSS Solutions revenue to account for 45 to 55% of total net revenues in 2003.

COST OF REVENUES. Our cost of revenues decreased 39% to $81 million in 2002, partially as a result of more customers purchasing hardware directly from hardware vendors. Our cost of revenues net of hardware costs increased 54% to $24.5 million in 2002 while our revenues net of hardware cost decreased 9%. This was primarily due to the increased number of employees in our OSS Solutions business unit and lower margins on hardware pass-through.

GROSS PROFIT. Gross profit decreased 27% in 2002 to $40.3 million. Gross profit as a percentage of gross revenues, or gross margin, increased to 33% in 2002, as compared to 29% in 2001. The increase in gross margin is primarily attributable to the smaller amount of low margin hardware pass-through revenue recognized in 2002. Gross profit as a percentage of net revenues decreased to 62% in 2002, as compared to 78% in 2001, primarily due to the increased number of employees in the OSS Solutions business unit and lower margins on hardware pass-through.

OPERATING EXPENSES. Total operating expenses decreased 21% to $35.6 million in 2002, from $45.1 million in 2001. These decreases resulted from cost cutting measures implemented during the year, including a 10% headcount decrease and a 10% salary cut for employees at the manager level and above. We expect to continue to maintain tight cost controls in 2003.

Sales and marketing expenses decreased 33% to $14.7 million in 2002, from $21.8 million in 2001. This decrease was partially attributable to the integration of our sales teams within Communications Solutions, the integration of Bonson's sales team into OSS Solutions, reductions in staff, reduced efforts in international and channel sales, and tighter control of our marketing expenses.

General and administrative expenses decreased 34% to $9.9 million in 2002, from $14.9 million in 2001. We plan to continue to reduce general and administrative expenses as part of our cost cutting efforts.

Research and development expenses increased 16% to $8.5 million in 2002, from $7.3 million in 2001, due to our continued focus on developing new software products and solutions for China's telecom carriers.

We recognized a charge of $1.7 million for amortization of intangible assets in 2002 related to our acquisition of Bonson. As a result of that acquisition, we will amortize a total of $4.4 million in intangible assets over a remaining period of two to three and a half years.

INCOME FROM OPERATIONS. Our operating income for 2002 decreased 55% to $4.7 million. This decrease in profitability was attributable to our decrease in revenue and the partially fixed nature of our cost structure. Bonson contributed 22% of our operating profit for the year.

OTHER INCOME (EXPENSES). Other income (expenses), consisting primarily of net interest income and expense, decreased from income of approximately $6.1 million in 2001 to income of $1.5 million in 2002, partially due to a decrease in interest rates and our having less cash on our balance sheet as a result of our acquisition of Bonson. The decrease was also due to our recording a charge of $0.75 million to provide for a promissory note receivable the collection of which we have determined to be not reasonably assured.

INCOME TAX EXPENSE. Income tax expense decreased to $0.82 million in 2002 from approximately $3.4 million in 2001, primarily due to a decrease in our net taxable income for the year ended December 31, 2002.

MINORITY INTEREST. In 2002, minority interest of $0.08 million represented the portion of our loss before minority interests attributable to the minority shareholders of two of our subsidiaries, Marsec and Guangdong Wangying Information Technology Co. Ltd., or Guangdong Wangying.

EQUITY IN LOSS OF AFFILIATES. Equity in loss of affiliate in 2002 of approximately $2.5 million included our proportionate share of the loss incurred by Intrinsic, in which we hold a 14.25% equity interest, as well as an impairment charge of approximately $2.0 million we recorded in connection with that investment.

NET INCOME (LOSS). Net income decreased 75% to $2.9 million in 2002, or $0.06 per share on a fully diluted basis, from $11.7 million, or $0.26 per share on a fully diluted basis in 2001. Bonson contributed 35% of total net income in 2002. Excluding the impairment charge related to Intrinsic and the $0.75 million provision for a promissory note receivable, our net income would have been US$5.7 million, or $0.12 per share on a fully diluted basis, in 2002. We expect net income in 2003 to be in the range or $4 million to $6 million or $0.08 to $0.12 per basic share.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

REVENUES. Total revenues, including hardware pass-through, increased 7% to $189 million in 2001, from $176 million in 2000. Revenues net of hardware costs increased approximately 60%, to $71.4 million in 2001. Software solutions revenues were $27.9 million in 2001, representing 39% of total revenues net of hardware costs and a 61% increase over software solutions revenues from the previous year. We experienced significant net revenue growth in 2001 as the overall market for network infrastructure software and solutions continued to grow in China. Although our net revenues in each quarter of 2001 grew as compared to the comparable periods in 2000, we experienced a sequential decline in net revenues during the fourth quarter of 2001. Software solutions revenues were $6.5 million, down 15% as compared to the preceding quarter, and total net revenues were $20.0 million, down approximately 1% as compared to the preceding quarter. This sequential decline was attributable to a slow-down in network infrastructure spending resulting from the announcement of the restructuring of certain state-controlled telecommunications companies in China, including China Telecom. For more information on the restructuring, please see the discussion above under the heading "Item 1. Business--Industry Background."

COST OF REVENUES. Our cost of revenues decreased 7.7% to $133.5 million in 2001, primarily due to a 10.5% decrease in total hardware costs to $117.6 million. This decrease in total hardware costs illustrated our continuing focus on high-end solutions as opposed to hardware resale in 2001. Our cost of revenues net of hardware costs increased 20% to $15.9 million in 2001 while our revenues net of hardware cost increased 60%.

GROSS PROFIT. Our gross profit increased 77% to $55.5 million in 2001. Gross profit as a percentage of net revenues was 78% in 2001, as compared to 70% in 2000, reflecting a large contribution from our higher-margin software solutions revenues and our increasing focus on high-end network solutions projects.

OPERATING EXPENSES. Total operating expenses, nearly half of which consisted of sales and marketing expenses, increased 11% to $45.1 million in 2001. Sales and marketing expenses in 2001 grew at a slightly lower rate than total operating expenses, and decreased substantially to $4.0 million in the fourth quarter of 2001 as compared to $6.4 million in the fourth quarter of 2000 and $6.3 million in the immediately preceding quarter. This decrease was a direct result of effective cost control measures we implemented in the fourth quarter to counteract the impact of the planned telecommunications industry restructuring in China. Research and development expenses increased 22% to $7.3 million in 2001. The growth rate in research and development in 2001 was slower as compared to that in 2000 because our previous research and development investments reached a level of scalability in 2001. General and administrative expenses increased 16% to $14.9 million in 2001.

OTHER INCOME AND EXPENSES. Other income and expenses, consisting primarily of net interest income and expense, decreased to income of $6.1 million in 2001 from income of $6.9 million in 2000, primarily due to a decrease in our interest income attributable to lower interest rates and lower cash balances held during 2001.

INCOME TAX EXPENSE. Income tax expense increased to $3.4 million in 2001 from approximately $218,000 in 2000, primarily due to an increase in our net income for the year ended December 31, 2001.

MINORITY INTEREST. In 2001, minority interest of approximately $396,000 represented the portion of our income before minority interests attributable to the minority shareholders of two of our subsidiaries, Marsec and Guangdong Wangying.

EQUITY IN LOSS OF AFFILIATES. In April 2001, we invested $6.2 million in Intrinsic for a 14.25% interest in that company. Our provision for equity in loss of affiliate of $885,000 included amortization of goodwill in the amount of approximately $751,000.

NET INCOME (LOSS). Net income increased to $11.7 million in 2001, or $0.26 per share on a fully diluted basis, as compared to a net loss of $2.8 million in 2000.

SELECTED UNAUDITED QUARTERLY COMBINED RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2001 and 2002. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

                                                                       Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  December 31, September 30, June 30,  March 31, December 31, September 30, June 30,  March 31,
                                      2002       2002/(1)/   2002/(1)/ 2002/(1)/  2001/(1)/     2001/(1)/   2001/(1)/ 2001/(1)/
                                  ------------ ------------- --------  --------- ------------ ------------- --------  ---------
                                                             (Amounts in thousands of U.S. dollars)
Consolidated Statements of
 Operations Data:
Revenues:
  Communications Solutions.......   $ 15,620     $ 19,848    $ 15,256  $ 17,294    $ 31,388     $ 75,898    $ 13,592  $ 25,663
  Operation Support System
   Solutions.....................      7,979       12,723      21,303    11,243       6,257       18,133       7,959    10,116
                                    --------     --------    --------  --------    --------     --------    --------  --------
    Total revenues...............     23,599       32,571      36,559    28,537      37,645       94,031      21,551    35,779
Cost of revenues.................    (16,158)     (24,071)    (23,522)  (17,249)    (22,340)     (78,491)     (8,202)  (24,500)
                                    --------     --------    --------  --------    --------     --------    --------  --------
Gross profit.....................      7,441        8,500      13,037    11,288      15,305       15,540      13,349    11,279
                                    --------     --------    --------  --------    --------     --------    --------  --------
Operating expenses:
  Sales and marketing............     (3,220)      (3,082)     (4,809)   (3,569)     (3,999)      (6,322)     (5,820)   (5,627)
  General and administrative.....     (2,171)      (2,719)     (1,472)   (3,545)     (4,210)      (3,550)     (3,539)   (3,606)
  Research and development.......     (1,797)      (2,097)     (2,345)   (2,264)     (1,782)      (1,945)     (1,945)   (1,632)
  In-process research and
   development...................         --           --          --      (350)         --           --          --        --
  Amortization of deferred stock
   compensation expense..........        (76)         (82)        (97)     (152)       (208)        (216)       (283)     (437)
  Amortization of acquired
   intangible assets.............       (477)        (477)       (477)     (318)         --           --          --        --
                                    --------     --------    --------  --------    --------     --------    --------  --------
Total operating expenses.........     (7,741)      (8,457)     (9,200)  (10,198)    (10,199)     (12,033)    (11,587)  (11,302)
                                    --------     --------    --------  --------    --------     --------    --------  --------
Operating income (loss)..........       (300)          43       3,837     1,090       5,106        3,507       1,762       (23)
Net interest income..............        476          522         470       690         825        1,428       1,854     2,059
Other income, net................       (752)           6          37         1         (20)          (5)        (27)       (7)
                                    --------     --------    --------  --------    --------     --------    --------  --------
Income (loss) before tax.........       (576)         571       4,344     1,781       5,911        4,930       3,589     2,029
Income tax expense (benefit).....        (46)          74         529       267       1,182          986         805       471
                                    --------     --------    --------  --------    --------     --------    --------  --------
Income (loss) before minority
 Interest........................       (530)         497       3,815     1,514       4,729        3,944       2,784     1,558
Minority interest................         12           73         (45)       35        (160)        (105)         48      (179)
Equity in loss of affiliate......     (2,082)        (102)       (154)     (127)       (309)        (320)       (256)       --
                                    --------     --------    --------  --------    --------     --------    --------  --------
Net income (loss)................   $ (2,600)    $    468    $  3,616  $  1,422    $  4,260     $  3,519    $  2,576  $  1,379
                                    ========     ========    ========  ========    ========     ========    ========  ========
Additional Data:
Total revenues net of hardware
 costs...........................   $ 13,360     $ 14,687    $ 19,612  $ 17,074    $ 20,013     $ 20,146    $ 17,026  $ 14,206

--------
(1) Reclassified to conform with December 31, 2002 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. See "Factors Affecting Our Operating Results and Our Common Stock--Our working capital requirements may increase significantly." We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at December 31, 2002 was $49.4 million, consisting of $20.6 million in billed receivables and $28.8 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At December 31, 2002, our days sales outstanding were 147 days, as compared to 173 days as of the end of the third quarter. Our billed receivables were 61 days sales outstanding and our unbilled receivables were 86 days sales outstanding. The improvement in our days sales outstanding as compared to the end of the third quarter is primarily attributable to improved collection efforts and efficient delivery services.

As of December 31, 2002, we had short-term credit facilities totaling $20 million, expiring in October, 2003, for working capital purposes, of which unused short-term credit facilities were $18.6 million, with $1.4 million having been used as security for issuing standby letters of credit to hardware suppliers and customers. In addition to the short-term credit facilities, we had a short-term loan in Renminbi of $0.06 million as of December 31, 2002 for Bonson's working capital purposes, secured by Bonson's assets. The Renminbi loan bears interest at a rate of 4.8% per annum and is repayable upon demand by the lending bank. Bank deposits pledged as security for these credit facilities totaled $14.5 million as of December 31, 2002, and are presented as restricted cash in our consolidated balance sheets.

As of December 31, 2002, we were committed under certain operating leases, requiring annual minimum rentals of approximately $1.5 million, $1.4 million and $0.2 million in 2003, 2004 and 2005, respectively.

We ended the year with a cash position of $140.9 million, of which $11.3 million was in short term investments, $14.5 million was in restricted cash and $115.1 million was in cash and cash equivalents. The $14.5 million in restricted cash consists of $10 million used to secure our $20 million credit facility, $4 million used as security for issuing a standby letter of credit and $0.4 million held by Bonson and pledged as security for a bank guarantee. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income. We had net operating cash inflow of $17.8 million in 2002, primarily attributable to the reduction of our days sales outstanding.

Our inventory position at the end of 2002 was approximately $10.9 million, up from $1.2 million at the beginning of the year. This increase was attributable to the quarter ending in the middle of delivery windows for certain large projects with significant hardware components.

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

REVENUES AND COST OF REVENUES. We derive a significant portion of our revenue from fixed-price contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. Accordingly, any changes in our estimates would impact our future operating results.

WARRANTY OBLIGATIONS. We record our estimate of warranty costs at the time of final project acceptance, when all hardware pass-through revenue has been recognized. Revisions for estimated warranties may be required in the period in which actual warranty costs become known, thereby impacting our future operating results.

BAD DEBTS. We maintain allowances for doubtful accounts for estimated losses resulting from the aging of accounts receivables or the inability of our customers to make required payments. If the financial condition of our customers were to change, changes to these allowances may be required, which would impact our future operating results.

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

INVESTMENT IN AFFILIATE. We account for our 14.25% interest in Intrinsic Technology (Holdings), Ltd., or Intrinsic, using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. We conducted an asset impairment test during the fourth quarter of 2002 in connection with our private equity investments, including our 14% interest in Intrinsic, which is recorded on our balance sheet as an "investment in affiliate". As a result of this test, we have recorded an impairment charge of approximately $2.0 million in investments in affiliates. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an additional impairment charge in the future.

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under Statement of Financial Accounting Standards No. 142, we have completed a transitional goodwill impairment test and have concluded that no impairment of recorded goodwill was necessary as of January 1, 2002. Similar impairment tests are required to be performed at least annually going forward.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In November 2002, the Financial Accounting Standards Board issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," or FIN 45. This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted those requirements for our financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.

FACTORS AFFECTING OUR OPERATING RESULTS AND OUR COMMON STOCK

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT TELECOMMUNICATIONS INFRASTRUCTURE AND BUDGETARY POLICIES, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY IN CHINA.

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Development and Planning Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, China's State Council announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom has merged with China Netcom and Jitong Communication, and has been renamed China Netcom Group, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our net revenue. According to China's Ministry of Information Industry, overall capital expenditure by telecommunications carriers decreased by 20% to 24.6 billion in 2002. The restructuring has also caused widespread personnel shifts in both China Telecom and China Netcom Group, which have slowed or prevented a large number of investment decisions in new infrastructure and network management solutions. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term and that spending will begin to return to pre-restructuring levels in the second half of 2003, continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Netcom Group and China Mobile. China Telecom accounted for almost all of our revenues in 1998. In 1999, China Telecom, together with China Unicom, accounted for almost all of our revenues. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

A large part of the contract amount of our projects usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we had net income in 1998, 2001 and 2002 we sustained net losses in 1999 and 2000. Recently, we have experienced a decline in earnings growth and had breakeven net income per share for the fourth quarter of 2002. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

BUSINESS ACQUISITIONS WE UNDERTAKE MAY BE CHALLENGING, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS.

In February of 2002, as a key component of our business and growth strategy, we acquired Bonson, a leading provider of operation support system solutions in China. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash and dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

We will need to integrate and manage any businesses we determine to acquire in the future. Our failure to do so successfully could have a material adverse effect on our business, results of operations and financial condition.

ASSET IMPAIRMENT REVIEWS MAY RESULT IN FUTURE PERIODIC WRITE-DOWNS.

Effective January 1, 2002, we adopted SFAS No. 142 which requires us, among other things, to review goodwill and intangible assets for impairment annually. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with accounting standards, we may be required to record impairment charges. We have conducted an asset impairment test during the fourth quarter of 2002 and recorded an impairment charge of approximately $2.0 million from our investment in Intrinsic. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

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

WE SELL OUR SERVICES ON A FIXED-PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell most of our services on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson, which we acquired in February, 2002, had never registered copyrights for its software products prior to the acquisition. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

A portion of our business involves the development and customization of software applications for customers. We generally retain significant ownership or rights to use and market such software for other customer projects, where possible. However, our customers sometimes retain co-ownership and rights to use the applications, processes, and intellectual property so developed. In some cases, we may have no right or only limited rights to reuse or provide these developments in projects involving other customers. To the extent that we are unable to negotiate contracts which permit us to reuse source-codes and methodologies, or to the extent that we have conflicts with our customers regarding our ability to do so, we may be unable to provide similar solutions to our other customers.

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

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST CERTAIN OF OUR OFFICERS AND DIRECTORS.

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal shareholders, live outside of the United States, principally in Beijing and Hong Kong. As a result, you may not be able to:

..   effect service of process upon those persons within the United States; or

..   enforce against those persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

WE DO NOT INTEND TO PAY AND MAY BE RESTRICTED FROM PAYING DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid dividends on our capital stock and we do not intend to declare any dividends in the foreseeable future. We currently intend to retain future earnings to fund our growth. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi, the currency of China, into foreign currencies.

THE FACT THAT OUR BUSINESS IS CONDUCTED IN BOTH U.S. DOLLARS AND RENMINBI MAY SUBJECT US TO CURRENCY EXCHANGE RATE RISK DUE TO FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THOSE TWO CURRENCIES.

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. We report our financial results in U.S. dollars, therefore, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect on our reported net income.

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

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for network solutions in China is new and rapidly changing. Our competitors in the network solutions market mainly include domestic systems integrators such as Zoom Networks, Openet Information Technology (Shenzhen) Corporation, Digital China Holdings Limited and Legend Group Limited. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the network solutions market, this could hurt our profitability and erode our market share.

The service application solutions sector is highly competitive. Our principal competitor in that sector is Openwave Systems Inc. (formerly Software.com and Phone.com). In the network security solutions market, we mainly compete with Information Security One Limited, Nsfocus Information Technology Co., Ltd., and 21ViaNet China Inc. An increasing number of companies are devoting their resources to this sector in developing network security products. In the network monitoring solutions market, our principal competitor is Emerson Electric Co. (through its acquisition of Avansys Power Co., Ltd. from Huawei Technologies).

In the operation support system solutions market, we compete with both international and local software and solutions providers. In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd., and Zoom Networks, and in the wireless billing segment we compete mainly with more than eight local competitors. We also expect to compete with more than ten local competitors in the fixed-line OSS market. Currently, due in part to each telecommunication provider's stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. However, multinational companies have recently formed alliances with Chinese companies to expand into China's telecommunications solutions market. For example, CSG Systems, or CSG, has formed a strategic alliance with a subsidiary of Legend Group Limited to develop a suite of customer care and billing solutions for China's telecommunications carriers. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the WTO, we anticipate the entrance of new competitors into the operation support system market.

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

HIGH TECHNOLOGY AND EMERGING MARKET SHARES HAVE HISTORICALLY EXPERIENCED EXTREME VOLATILITY AND MAY SUBJECT YOU TO LOSSES.

The trading price of our shares may be subject to significant market volatility due to investor perceptions of investments relating to China and Asia, as well as developments in the Internet and telecommunications industries. In addition, the high technology sector of the stock market frequently experiences extreme price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of those companies.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March of 2000. For more information on that litigation, please see the discussion under the heading "Item 3. Legal Proceedings" in Part I of this report. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business.

FUTURE SALES OF SHARES BY EXISTING SHAREHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

A small number of shareholders, including Warburg-Pincus Ventures, ChinaVest Group, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our President and Chief Executive Officer, and Louis Lau, our Chairman, control over 50% of our voting stock. As a result, these shareholders collectively are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD PREVENT A CHANGE OF CONTROL AND PREVENT OUR SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, such an issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Because substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service and software components of our business and software business are denominated in Renminbi, we do not have significant exposure to either the U.S. dollar or Renminbi. Thus, we do not believe that it is necessary to enter into derivatives contracts to hedge our exposures to either currency.

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the year ended December 31, 2002. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost. As of December 31, 2002, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $11,417 or decrease our annual interest income by approximately $227,226, respectively. The effect of changes in exchange rates on our results of operations has been insignificant.

ITEM 8.  Financial Statements and Supplementary Data

The independent auditor's report, consolidated financial statements and notes to consolidated financial statements begin on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

ITEM 10.  Directors and Executive Officers of The Registrant

Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Nominees for Class I Directors" and "Management--Executive Officers" contained in our definitive proxy statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

ITEM 11.  Executive Compensation

Information concerning executive compensation is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Director Compensation," "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grants in Last Fiscal Year," "Executive Compensation--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Executive Compensation--Employment Agreements," "Executive Compensation--Pension Plans," "Compensation Committee Report," and "Stock Price Performance" contained in our Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement.

ITEM 14.  Controls and Procedures

Within 90 days prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that those disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

ITEM 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1. Financial Statements

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

    2. Financial Statement Schedule

    The information required is either not applicable or is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

    None.

(c) Exhibit Listing

Exhibit
Number  Description of Exhibits
------- -----------------------
2.1     Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings
        Limited/****/
3.1     Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
3.2     Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
        August 27, 1999/*/
3.3     Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
        November 15, 2000/***/
3.4     Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo
        Holdings, Inc., dated January 18, 2001/***/
3.5     By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
4.1     Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1    2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
10.2    Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, dated August 31, 1999/*/
11.1    Statement regarding computation of per share earnings (included in note 12 to consolidated financial statements)
21.1    Subsidiaries of AsiaInfo Holdings, Inc.
23.1    Consent of Deloitte Touche Tohmatsu
24.1    Power of Attorney (included on signature page to this report)
99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2003.

                                                  ASIAINFO HOLDINGS, INC.

                                                  /s/ James Ding
                                                  -----------------------------
                                                  James Ding
                                                  President and Chief Executive
                                                  Officer

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

          Signature                        Title                    Date
          ---------                        -----                    ----

        /s/ Louis Lau            Board Member and Chairman     March 21, 2003
-----------------------------    of the Board
          Louis Lau

       /s/ James Ding            Board Member, President and   March 21, 2003
-----------------------------    Chief Executive Officer
         James Ding              (principal executive
                                 officer)

        /s/ Ying Han             Executive Vice President      March 21, 2003
-----------------------------    and Chief Financial Officer
          Ying Han               (principal financial
                                 officer and principal
                                 accounting officer)

      /s/ Michael Zhao           Board Member, Senior Vice     March 21, 2003
-----------------------------    President and General
        Michael Zhao             Manager for Communications
                                 Solutions

      /s/ Alan Bickell           Board Member                  March 21, 2003
-----------------------------
        Alan Bickell

       /s/ Steve Chang           Board Member                  March 21, 2003
-----------------------------
         Steve Chang

        /s/ Tao Long             Board Member                  March 21, 2003
-----------------------------
          Tao Long

        /s/ Chang Sun            Board Member                  March 21, 2003
-----------------------------
          Chang Sun

       /s/ Edward Tian           Board Member                  March 21, 2003
-----------------------------
         Edward Tian

                                 Certification

I, James Ding, certify that:

1. I have reviewed this annual report on Form 10-K of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                     /s/ James Ding
                                                     ---------------------------
                                                         James Ding
                                                         Chief Executive Officer

                                 Certification

I, Ying Han, certify that:

1. I have reviewed this annual report on Form 10-K of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                     /s/ Ying Han
                                                     ---------------------------
                                                         Ying Han
                                                         Chief Financial Officer

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report.................................................................         F-2
Consolidated balance sheets as of December 31, 2002 and 2001.................................         F-3
Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000...         F-4
Consolidated statements of stockholders' equity and comprehensive income (loss) for the years
  ended December 31, 2002, 2001 and 2000.....................................................         F-5
Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000...  F-6 to F-7
Notes to consolidated financial statements................................................... F-8 to F-27

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AsiaInfo Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. (the "Company") and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ Deloitte Touche Tohmatsu

Hong Kong
January 22, 2003 (February 22, 2003 as to the last 4 paragraphs of Note 13)

                            ASIAINFO HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In US Dollars thousands, except per share amounts)

                                                                                     December 31,
                                                                                  ------------------
                                                                                    2002      2001
                                                                                  --------  --------
                                     ASSETS
Current Assets:
 Cash and cash equivalents....................................................... $115,153  $110,635
 Restricted cash.................................................................   14,458    13,475
 Short-term investments..........................................................   11,260    27,184
 Accounts receivable, trade (net of allowance for doubtful accounts of $1,133 and
   $1,094 at December 31, 2002 and 2001, respectively)...........................   49,437    66,723
 Inventories.....................................................................   10,934     1,180
 Other receivables...............................................................    8,758    10,533
 Deferred income taxes--current..................................................    1,653     1,689
 Prepaid expenses and other current assets.......................................    3,441     1,417
                                                                                  --------  --------
   Total current assets..........................................................  215,094   232,836
 Property and equipment-net......................................................    4,046     5,376
 Goodwill........................................................................   37,255     2,188
 Other acquired intangible assets-net............................................    4,031        --
 Investment in affiliate.........................................................    2,808     5,272
 Deferred income taxes...........................................................      196       188
                                                                                  --------  --------
   Total Assets.................................................................. $263,430  $245,860
                                                                                  ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term bank loans........................................................... $     60  $  2,924
 Accounts payable................................................................   21,708    23,789
 Other payables..................................................................    2,483     1,682
 Deferred revenue................................................................    5,056     4,279
 Accrued employee benefits.......................................................    5,083     9,088
 Accrued expenses................................................................   13,226    11,431
 Income taxes payable............................................................    2,760     4,743
 Other taxes payable.............................................................    2,579     2,524
                                                                                  --------  --------
   Total current liabilities.....................................................   52,955    60,460
                                                                                  --------  --------
Minority interest................................................................      317       610
Commitments and contingencies (Note 13)
Stockholders' Equity:
 Preferred stock, 10,000,000 shares authorized, $0.01 par value..................       --        --
 Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and
   outstanding: 2002:44,193,474; 2001:42,132,818.................................      442       421
 Additional paid-in capital......................................................  200,649   178,649
 Deferred stock compensation.....................................................     (105)     (512)
 Retained earnings...............................................................    9,110     6,204
 Accumulated other comprehensive income..........................................       62        28
                                                                                  --------  --------
   Total stockholders' equity....................................................  210,158   184,790
                                                                                  --------  --------
   Total Liabilities and Stockholders' Equity.................................... $263,430  $245,860
                                                                                  ========  ========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In US Dollars thousands, except per share amounts)

                                                                                                     Years Ended December 31,
                                                                                              -------------------------------------
                                                                                                  2002         2001         2000
                                                                                              -----------  -----------  -----------
Revenues:
Communications solutions..................................................................... $    68,018  $   146,541
Operation support system solutions...........................................................      53,248       42,465
                                                                                              -----------  -----------
Total revenues...............................................................................     121,266      189,006  $   176,063
                                                                                              -----------  -----------  -----------
Cost of revenues:
  Communications solutions...................................................................      48,714      106,622
  Operation support system solutions.........................................................      32,286       26,912
                                                                                              -----------  -----------
  Total cost of revenues.....................................................................      81,000      133,533  $   144,698
                                                                                              -----------  -----------  -----------
Gross profit.................................................................................      40,266       55,473       31,365
                                                                                              -----------  -----------  -----------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2002: $95; 2001: $380; 2000: $653
   and amortization of other acquired intangible assets: 2002: $1,238; 2001: nil; 2000: nil).      14,680       21,768       19,734
  General and administrative (excluding stock-based compensation: 2002: $242; 2001: $584; 2000:
   $1,180 and amortization of other acquired intangible assets: 2002: $176; 2001: nil; 2000:
   nil)......................................................................................       9,907       14,905       12,893
  Research and development (excluding stock-based compensation: 2002: $70; 2001: $180; 2000:
   $376 and amortization of other acquired intangible assets: 2002: $335; 2001: nil; 2000: nil)     8,503        7,304        5,974
  In-process research and development........................................................         350           --           --
  Amortization of deferred stock compensation................................................         407        1,144        2,209
  Amortization of acquired intangible assets.................................................       1,749           --           --
                                                                                              -----------  -----------  -----------
   Total operating expenses..................................................................      35,596       45,121       40,810
                                                                                              -----------  -----------  -----------
Income (loss) from operations................................................................       4,670       10,352       (9,445)
                                                                                              -----------  -----------  -----------
Other income (expense):
  Interest income:
   Bank......................................................................................       2,272        7,099        7,919
   Other.....................................................................................          --           36           --
  Bank interest expense......................................................................        (114)        (969)      (1,032)
  Other expense, net.........................................................................        (708)         (59)         (22)
                                                                                              -----------  -----------  -----------
    Total other income, net..................................................................       1,450        6,107        6,865
                                                                                              -----------  -----------  -----------
Income (loss) before income taxes, minority interests and equity in loss of affiliates.......       6,120       16,459       (2,580)
Income tax expense...........................................................................         824        3,444          218
                                                                                              -----------  -----------  -----------
Income (loss) before minority interests......................................................       5,296       13,015       (2,798)
Minority interests in loss (income) of consolidated subsidiaries.............................          75         (396)          32
Equity in loss of affiliates.................................................................      (2,465)        (885)          --
                                                                                              -----------  -----------  -----------
Net income (loss)............................................................................ $     2,906  $    11,734  $    (2,766)
                                                                                              ===========  ===========  ===========
Net income (loss) per share:.................................................................
  Basic...................................................................................... $      0.07  $      0.28  $     (0.07)
                                                                                              ===========  ===========  ===========
  Diluted.................................................................................... $      0.06  $      0.26  $     (0.07)
                                                                                              ===========  ===========  ===========
Shares used in computation:
  Basic......................................................................................  43,583,420   41,525,159   37,239,649
                                                                                              ===========  ===========  ===========
  Diluted....................................................................................  45,961,545   45,924,724   37,239,649
                                                                                              ===========  ===========  ===========


                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              (In US Dollars thousands, except per share amounts)

                                                             Convertible
                                                           Preferred Stock     Common Stock    Additional   Deferred
                                                          -----------------  -----------------  Paid-in      Stock
                                                            Shares    Amount   Shares   Amount  Capital   Compensation
                                                          ----------  ------ ---------- ------ ---------- ------------
Balance at January 1, 2000...............................  4,791,289   $ 48  25,532,144  $255   $ 46,118    $(3,865)
Comprehensive loss:
  Net loss...............................................         --     --          --    --         --         --
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments..............         --     --          --    --         --         --

    Comprehensive loss...................................

Issuance of common stock in public offering..............         --     --   5,750,000    58    137,942         --
Issue cost...............................................         --     --          --    --    (11,391)        --
Issuance of common stock on conversion of preferred stock (4,791,289)   (48)  6,952,153    70        (22)        --
Stock option exercises and other.........................         --     --   2,548,643    25      2,723         --
Warrants exercised.......................................         --     --      40,000    --         --         --
Amortization of deferred stock compensation..............         --     --          --    --         --      2,209
                                                          ----------   ----  ----------  ----   --------    -------
Balance at December 31, 2000.............................         --     --  40,822,940   408    175,370     (1,656)


Comprehensive income:
  Net income.............................................         --     --          --    --         --         --
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments..............         --     --          --    --         --         --

    Comprehensive income.................................

Stock option exercises and other.........................         --     --   1,309,878    13      3,279         --
Amortization of deferred stock compensation..............         --     --          --    --         --      1,144
                                                          ----------   ----  ----------  ----   --------    -------
Balance at December 31, 2001.............................         --     --  42,132,818   421    178,649       (512)


Comprehensive income:
  Net income.............................................         --     --          --    --         --         --
  Other comprehensive income, net of tax:................
   Foreign currency translation adjustments..............         --     --          --    --         --         --

    Comprehensive loss...................................

Issuance of common stock on acquisition of a subsidiary..         --     --   1,031,686    11     17,992
Stock option exercises and other.........................         --     --   1,028,970    10      2,748         --
Income tax benefit from exercise of stock options........                                          1,260
Amortization of deferred stock compensation..............         --     --          --    --         --        407
                                                          ----------   ----  ----------  ----   --------    -------
Balance at December 31, 2002.............................         --   $ --  44,193,474  $442   $200,649    $  (105)
                                                          ==========   ====  ==========  ====   ========    =======

                                                            (Accumulated        Other                       Total
                                                          Deficit) Retained Comprehensive Comprehensive Stockholders'
                                                              Earnings         Income     (Loss) Income    Equity
                                                          ----------------- ------------- ------------- -------------
Balance at January 1, 2000...............................      $(2,764)          $(3)                     $ 39,789
Comprehensive loss:
  Net loss...............................................       (2,766)           --         $(2,766)       (2,766)
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments..............           --            20              20            20
                                                                                             -------
    Comprehensive loss...................................                                    $(2,746)
                                                                                             =======
Issuance of common stock in public offering..............           --            --                       138,000
Issue cost...............................................           --            --                       (11,391)
Issuance of common stock on conversion of preferred stock           --            --                            --
Stock option exercises and other.........................           --            --                         2,748
Warrants exercised.......................................           --            --                            --
Amortization of deferred stock compensation..............           --            --                         2,209
                                                               -------           ---                      --------
Balance at December 31, 2000.............................       (5,530)           17                      $168,609
                                                                                                          ========

Comprehensive income:
  Net income.............................................       11,734            --         $11,734        11,734
  Other comprehensive income, net of tax:
   Foreign currency translation adjustments..............           --            11              11            11
                                                                                             -------
    Comprehensive income.................................                                    $11,745
                                                                                             =======
Stock option exercises and other.........................           --            --                         3,292
Amortization of deferred stock compensation..............           --            --                         1,144
                                                               -------           ---                      --------
Balance at December 31, 2001.............................        6,204            28                      $184,790
                                                                                                          ========

Comprehensive income:
  Net income.............................................        2,906            --         $ 2,906         2,906
  Other comprehensive income, net of tax:................
   Foreign currency translation adjustments..............           --            34              34            34
                                                                                             -------
    Comprehensive loss...................................                                    $ 2,940
                                                                                             =======
Issuance of common stock on acquisition of a subsidiary..                                                   18,003
Stock option exercises and other.........................           --            --                         2,758
Income tax benefit from exercise of stock options........                                                    1,260
Amortization of deferred stock compensation..............           --            --                           407
                                                               -------           ---                      --------
Balance at December 31, 2002.............................      $ 9,110           $62                      $210,158
                                                               =======           ===                      ========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In US Dollars thousands, except per share amounts)

                                                                           Years Ended December 31,
                                                                        -----------------------------
                                                                          2002      2001       2000
                                                                        --------  --------  ---------
Cash flows from operating activities:
 Net income (loss)..................................................... $  2,906  $ 11,734  $  (2,766)
 Adjustments to reconcile net income (loss) to net cash generated from
   (used in) operating activities:
 Depreciation..........................................................    2,936     2,232      1,301
 Amortization of goodwill..............................................       --     1,083      1,057
 Amortization of other acquired intangible assets......................    1,749        --         --
 In-process research and development...................................      350        --         --
 Amortization of deferred stock compensation...........................      407     1,144      2,209
 Deferred income taxes.................................................     (438)   (1,571)      (113)
 Minority interest in (loss) income of subsidiaries....................      (75)      396        (32)
 Equity in loss of affiliates..........................................    2,465       885         --
 Loss on disposal of property and equipment............................      185         2         56
 Provision for doubtful accounts.......................................      762     2,782        (33)
 Provision for short-term investment...................................      750        --         --
 Changes in operating assets and liabilities net of effects of business acquisition:
   Restricted cash.....................................................    3,544    13,258    (14,543)
   Accounts receivable.................................................   27,782   (13,896)   (33,642)
   Inventories.........................................................   (8,523)    7,696     (5,968)
   Other receivables...................................................   (4,201)   (1,025)    (1,732)
   Prepaid expenses and other current assets...........................      822      (825)       (23)
   Accounts payable....................................................   (4,418)  (18,248)    30,170
   Deferred revenue....................................................     (796)   (8,222)    12,006
   Other payables......................................................      652        91      1,230
   Accrued employee benefits...........................................   (4,557)     (931)     5,209
   Accrued expenses....................................................    1,533     5,236      4,265
   Income taxes payable................................................     (723)    4,436        127
   Other taxes payable.................................................   (1,030)      614       (386)
                                                                        --------  --------  ---------
Net cash generated from (used in) operating activities.................   22,082     6,871     (1,608)
                                                                        --------  --------  ---------

Cash flows from investing activities:
   Decrease (increase) in short-term investments.......................   15,174    83,215   (110,400)
   Purchases of property and equipment.................................   (1,004)   (1,342)    (5,669)
   Proceeds on disposal of property and equipment......................       57        73        156
   Increase in other receivable........................................   (3,572)   (6,428)        --
   Purchase of a subsidiary, net of cash acquired......................  (26,063)       --         --
   Investment in affiliates............................................       --    (6,157)        --
                                                                        --------  --------  ---------
Net cash (used in) generated from investing activities................. $(15,408) $ 69,361  $(115,913)
                                                                        --------  --------  ---------

                            ASIAINFO HOLDINGS, INC.

              (In US Dollars thousands, except per share amounts)

                                                                 Years Ended December 31,
                                                               ----------------------------
                                                                 2002      2001      2000
                                                               --------  --------  --------
Cash flows from financing activities:
 Net proceeds from issuance of common stock in public offering $     --  $     --  $127,010
 Increase in short-term bank loans............................    2,984    43,460    42,981
 Repayment of short-term bank loans...........................   (7,708)  (61,185)  (32,036)
 Proceeds on exercise of stock options........................    2,758     3,292     2,748
 Capital contribution by minority interest....................       --        --       220
 Distribution to minority shareholder.........................     (218)       --        --
                                                               --------  --------  --------
Net cash (used in) generated from financing activities........   (2,184)  (14,433)  140,923
                                                               --------  --------  --------
Net increase in cash and cash equivalents.....................    4,490    61,799    23,402
Cash and cash equivalents at beginning of year................  110,635    48,834    25,404
 Effect of exchange rate changes on cash and cash equivalents.       28         2        28
                                                               --------  --------  --------
Cash and cash equivalents at end of year...................... $115,153  $110,635  $ 48,834
                                                               ========  ========  ========
Supplemental cash flow information:
 Cash paid during the year:
 Interest..................................................... $     59  $    937  $  1,018
 Income taxes.................................................    1,519       578       204
                                                               ========  ========  ========

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

                            ASIAINFO HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 2002, 2001 and 2000
              (In US Dollars thousands, except per share amounts)

1.  Organization and Principal Activities

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States of America (the "US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. ("AI Technologies") (100% owned), Guangdong Wangying Information Technology Co., Ltd. ("Wangying") (40% owned, but controlled by the Company), both incorporated in the People's Republic of China ("China" or the "PRC"), Marsec Holdings, Inc. ("Marsec") (79% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126,610. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the United States for sale to customers in the PRC.

AI Technologies was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of telecommunications-related information technology professional services and software products. In November 2001, the Company merged its wholly owned subsidiary, Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"), into AsiaInfo Technologies. AI Zhejiang's activities were performed in the PRC and comprised the development and sale of communication hardware and software as well as providing related technology services. AI Zhejiang was acquired in April 1999.

On December 31, 2001, AsiaInfo Technologies formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc. ("AI Chengdu"), with an initial operating term of 15 years to provide hardware procurement support for communications solutions projects.

Wangying was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC. As of December 31, 2002, Wangying was being liquidated.

Marsec, through its wholly owned subsidiary, provides network security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share, increasing its investment in Marsec from 75% to 79%. In January 2003, the Company acquired the remaining 21% ownership interest in Marsec (see
Note 21).

On April 27, 2001, the Company invested approximately $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly owned subsidiaries in the PRC.

In 2000, the Company dissolved its subsidiary AsiaInfo-CTC Network Systems Inc.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through its subsidiary AsiaInfo Management Software, Inc. (formerly Guangzhou Bonson Technology Limited) ("AsiaInfo Management"), based in Guangzhou, China, for $32,763 in cash and the issuance of 1,031,686 shares of the Company's common stock. (See Note 5).

2.  Basis of Preparation

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by China's Ministry of Finance.

The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included the adjustment to record goodwill from business acquisitions and adjustment to recognize compensation expense on the issuance of stock options.

3.  Summary of Significant Accounting Policies

Principles of consolidation--The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Investment in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company's share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

Cash and cash equivalents--Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

Short-term investments--Short-term investments are classified as available for sale and consist principally of certificates of deposits issued by major financial institutions that have maturities of between 6 and 12 months. As there are no significant market price movements, such investments are held at cost and accrued interest. There were no realized or unrealized gains or losses. During the fourth quarter 2002, the Company recorded a charge of $750 to fully reduce a promissory note receivable balance with a third party as the Company determined that collection of that balance was not reasonably assured. The charge is recorded as other expense in the consolidated statements of operations.

Inventories--Included in inventories are hardware, software and parts. Inventories are stated at the lower of cost, determined principally by the specific identification method, or market. Cost includes the purchase price of computer-related equipment, software, transportation, insurance expense, import and other taxes, and other related expenses.

Property and equipment--Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment 5 years
Motor vehicles.............................. 5 years
Leasehold improvements...................... Shorter of the lease term or 5 years
Accounting software......................... 3 years

Goodwill--Beginning in 2002, with the adoption of SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to 2002, goodwill was amortized using straight-line method over its economic life of 5 years. Accumulated amortization recorded through December 31, 2001 was $2,971.

Other acquired intangible assets--Other acquired intangible assets with definitive lives are capitalized and amortized on a straight-line basis over their expected useful economic lives as summarized at Note 7. The Company periodically evaluates the recoverability of these intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Impairment--The Company reviews its long-lived assets, including goodwill through December 31, 2001, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Revenue recognition--The Company's revenue is derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and system integration, and is recognized based on the percentage of completion method. Revenues in both communications solutions and operation support system solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

Revenues in both communications solutions and operation support system solutions include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $2,218, $2,950 and $1,314 in 2002, 2001 and 2000, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $28,767 at December 31, 2002 and $45,910 at December 31, 2001. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2002 and 2001, the balance of trade accounts receivable of $20,670 and $20,813, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

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

Foreign currency translation--The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates. Transaction differences are recognized in the statement of operations and amounted to exchange (gains) losses of $(2) in 2002, $59 in 2001, and $22 in 2000.

The financial records of the Company's PRC subsidiaries are maintained in Renminbi, their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on December 31, 2002 was US$1.00 = RMB8.2773. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Income taxes--Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Use of estimates--The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Net income (loss) per share ("EPS")--Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

Comprehensive income(loss)--Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

Financial instruments--The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, other payables and short-term bank loans are carried at cost that approximates fair value due to the short-term nature of these instruments. The Company does not use derivative investments to manage risks.

Accounting standards recently adopted--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives are not to be amortized, but are to be tested for impairment at least annually. SFAS No. 142 became effective on January 1, 2002, at which time the Company discontinued amortization of its existing goodwill, which arose from the acquisition of Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. and the Company's equity investment in Intrinsic Technology (Holdings), Ltd.

In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of certain intangible assets, including goodwill. The effects of adopting the non-amortization provisions of SFAS No. 142, assuming those provisions were adopted as of January 1, 2000, are summarized at Note 4. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company completed the transitional goodwill impairment test and concluded that no impairment of recorded goodwill was necessary as of January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. Adoption of SFAS No. 144 did not have a significant effect on the Company's financial position or results of operations.

New accounting standards not yet adopted--In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for financial statements issued for years beginning after June 15, 2002. Management does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and the Company has adopted those requirements for these financial statements. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.

Reclassifications--Certain comparative figures of revenues and cost of revenues have been reclassified to conform with current year's presentation.

4.  Accounting Change

Net income and earnings per share for 2001 and 2000 adjusted to exclude goodwill amortization expense are as follows:

                                                                                    Years Ended December 31,
                                                                                    -----------------------
                                                                                       2001         2000
                                                                                      -------     -------
Reported net income................................................................   $11,734     $(2,766)
Add back:  Goodwill amortization...................................................     1,083       1,057
         Goodwill amortization recorded within equity in loss of affiliate.........       751          --
                                                                                      -------     -------
Adjusted net income................................................................    13,568      (1,709)
                                                                                      =======     =======
Basic earnings per share:
 Reported net income...............................................................      0.28       (0.07)
 Goodwill amortization.............................................................      0.03        0.03
 Goodwill amortization recorded within equity in loss of affiliate.................      0.02          --
                                                                                      -------     -------
 Adjusted basic earnings per share.................................................      0.33        0.04
                                                                                      =======     =======
Diluted earnings per share:
 Reported net income...............................................................      0.26       (0.07)
 Goodwill amortization.............................................................      0.02        0.03
 Goodwill amortization recorded within equity in loss of affiliate.................      0.02          --
                                                                                      -------     -------
 Adjusted diluted earnings per share...............................................      0.30        0.04
                                                                                      =======     =======


5.  Acquisition

On February 6, 2002 (the "date of acquisition"), the Company acquired all of the outstanding common shares of Bonson. The results of Bonson's operations have been included in the consolidated financial statements since that date. Bonson is a provider of operation support system solutions and other services in China. As a result of the acquisition, the Company is expected to be the leading provider of operation support system solutions in China market.

The aggregate purchase price was $51,390, including $32,763 of cash, $624 of acquisition costs and common stock valued at $18,003. The value of the 1,031,686 common shares issued was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                 At February 6, 2002
                                                 -------------------
 Current assets..............................         $ 27,517
 Property, plant, and equipment                            843
 Intangible assets...........................            6,130
 Goodwill....................................           35,067
 Deferred tax assets.........................                4
                                                      --------
  Total assets acquired......................           69,561
 Current liabilities.........................          (17,737)
 Deferred tax liabilities....................             (434)
                                                      --------
  Total liabilities assumed..................          (18,171)
                                                      --------
  Net assets acquired........................         $ 51,390
                                                      ========

The total purchase price had been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows:

   Purchase Price Allocation:
    Fair market value of net tangible assets acquired....  $10,627
   Intangible assets acquired:                                      Economic Life
                                                                    -------------
    Core technology......................................    1,280  3.5 years
    Trade name...........................................      700  Indefinite
    Contract backlog.....................................    2,700  2 years
    Favorable lease......................................      400  2.1 years
    License..............................................      700  Indefinite
    In-process technology................................      350
    Goodwill.............................................   35,067  Indefinite
    Deferred tax liabilities.............................     (434)
                                                           -------
                                                           $51,390
                                                           =======

The Company recorded a one-time charge of $350 at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's management and Bonson's management.

The goodwill of $35,067 is assigned to the operation support system segment and is not expected to be deductible for tax purpose.

The following selected unaudited pro forma combined results of operations for the year ended December 31, 2002 and 2001 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of the periods presented. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated nor is it indicative of future operating results:

                                          Years Ended December 31,
                                          ------------------------
                                              2002         2001
                                            --------    --------
Total revenue.........................      $121,797     $216,060
Net income............................         2,585        4,806
Net income per share
 --Basic..............................      $   0.06     $   0.11
 --Diluted............................      $   0.06     $   0.10

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge. Amortization of goodwill and other indefinite-life assets reflected in the 2001 pro forma amounts above totalled $8,847, net of taxes. Amortization of these assets ceased upon the adoption of SFAS No. 142 (see Note 3).

6.  Property and Equipment, Net

                                                          December 31,
                                                         --------------
                                                           2002   2001
                                                         ------- ------
Furniture, fixtures and electronic equipment..........   $ 6,645 $5,836
Motor vehicles........................................       460    420
Leasehold improvements................................     2,340  1,834
Accounting software...................................     1,809  1,047
                                                         ------- ------
 Total................................................    11,254  9,137
Less: Accumulated depreciation and amortization.......     7,208  3,761
                                                         ------- ------
Property and equipment, net...........................   $ 4,046 $5,376
                                                         ======= ======


7.  Other Acquired Intangible Assets, Net

                                                    December 31,
                                                    -------------
                                                     2002   2001
                                                    ------ ------
Core technology................................     $1,280 $   --
Trade name.....................................        700     --
Contract backlog...............................      2,700     --
Favorable lease................................        400     --
License........................................        700     --
                                                    ------ ------
 Total.........................................      5,780     --
Less: Accumulated amortization.................      1,749     --
                                                    ------ ------
Other acquired intangible assets, net..........     $4,031 $   --
                                                    ====== ======

Amortization expense for the net carrying amount of intangible assets with definitive lives will be $1,908 in 2003, $510 in 2004 and $213 in 2005.

8.  Investment in Affiliate

In April 2001, the Company invested $6,157 in Intrinsic Technology (Holdings), Ltd. ("Intrinsic") for a 14.25% equity interest. Intrinsic and its wholly owned subsidiaries are engaged in wireless Internet application and development. The investment in Intrinsic is recorded using the equity method because the Company is able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board of Directors. The excess of purchase price over the Company's percentage interest in the recorded amount of the net assets of Intrinsic as of the acquisition date is $5,631. The period of amortization for that goodwill was five years based on its estimated economic life. On January 1, 2002, the Company discontinued amortization of goodwill upon its adoption of SFAS No. 142 (see Note 3). The carrying value of that goodwill on January 1, 2002 was $4,880, which included amortization recorded through December 31, 2001 of $751 as a component of equity in loss of affiliate for the year ended December 31, 2001.

In December 2002, the Company determined that their investment in Intrinsic had suffered an other-than-temporary decline in value. As a result, the Company reduced its carrying amount of that investment to its estimated fair value by recording a charge of $2,000, which is included in equity in loss of affiliate for the year ended December 31, 2002. At December 31, 2002, the difference between the amount at which the investment is carried and the amount of underlying equity in net assets of Intrinsic was $2,880.

In connection with the investment, the Company also received warrants from Intrinsic that will entitle the Company and its co-investors to acquire a controlling interest in Intrinsic.

9.  Short-Term Bank Loans

As of December 31, 2002 and 2001, the Company had total short-term credit facilities for working capital purposes totaling $20,000 and $20,870 expiring by October 2003 and June 2002, respectively. The facilities were secured by bank deposits of $10,000 and $10,900 as of December 31, 2002 and 2001, respectively. At December 31, 2002, unused short-term credit facilities were $18,574 and used facilities totaled $1,426. The used facilities are pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $4,458 were used for issuing standby letters of credit and guarantees as of December 31, 2002. At December 31, 2001, unused short-term credit facilities were $18,865 and used facilities totaled $2,005 of which $1,376 were used for issuing standby letters of credit provided to hardware suppliers. As of December 31, 2001, bank deposits of $2,367 secured additional borrowings of $2,295 and additional bank deposits of $208 were used for issuing a standby letter of credit. Bank deposits pledged as security for these credit facilities totaled $14,458 and $13,475 as of December 31, 2002 and 2001, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2002, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% and secured by Bonson's assets. In 2001, the Company had short-term bank loans of $2.924 in RMB, bearing an interest rate of 5.58%. The RMB loan is repayable upon demand by the lending bank.

10.  Other Taxes Payable

                                                  December 31,
                                                 -------------
                                                  2002   2001
                                                 ------ ------
Individual income tax.......................     $  994 $1,125
Business tax payable........................        259    530
Value added taxes payable, net..............      1,326    869
                                                 ------ ------
                                                 $2,579 $2,524
                                                 ====== ======

The Company's PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers and revenues from software licenses. They are also subject to business tax at the rate of 5% on other service revenues. Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue on software license, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% from software license revenues. This government policy is effective until 2010. The Company is also required to withhold PRC individual income tax on employees' payroll for remittance to the tax authorities.

11.  Income Taxes

The components of income (loss) before income taxes, minority interests and equity in loss of affiliates are as follows:

                                   Years Ended December 31,
                                   -----------------------
                                    2002    2001     2000
                                   ------  ------- -------
United States.................     $ (477) $ 2,543 $(2,025)
Foreign.......................      6,597   13,916    (555)
                                   ------  ------- -------
                                   $6,120  $16,459 $(2,580)
                                   ======  ======= =======

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income taxes consists of the following:

                                          Years Ended December 31,
                                          ----------------------
                                           2002      2001    2000
                                          ------   -------  -----
Current
 United States:
   Federal............................    $  192   $ 4,006  $  --
   State..............................        15       212     --
 Foreign..............................     1,055       797    331
                                          ------   -------  -----
Total current income taxes............     1,262     5,015    331
                                          ------   -------  -----
Deferred
 United States:
   Federal............................       119    (1,931)    --
   State..............................        42       (94)    --
 Foreign..............................      (599)      454   (113)
                                          ------   -------  -----
Total deferred income taxes...........      (438)   (1,571)  (113)
                                          ------   -------  -----
Total income tax expense..............    $  824   $ 3,444  $ 218
                                          ======   =======  =====

The components of deferred income tax assets (liabilities) are as follows:

                                                   December 31,
                                                  --------------
                                                   2002    2001
                                                  ------  ------
Deferred tax assets (liabilities):
 Allowances and reserves.......................   $1,834  $1,615
 Depreciation..................................      236     188
 Net operating loss carry forwards.............      436     347
 Acquired intangible assets....................     (327)     74
                                                  ------  ------
Total gross deferred tax assets................    2,179   2,224
Valuation allowance............................     (330)   (347)
                                                  ------  ------
Total net deferred tax assets..................   $1,849  $1,877
                                                  ======  ======

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. At December 31, 2002, tax loss carry forwards amounted to approximately $1,100 for federal and $300 for California, which will begin to expire in year 2023 and 2008, respectively. A valuation allowance of $67 for tax losses carried forward in California has been established. An additional valuation allowance of $263 has been established for the provision of short-term investment as it is considered more likely than not that the relevant deferred tax asset will not be realized.

The Company's subsidiaries incorporated in the PRC are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Under the Income Tax Laws, foreign investment enterprises ("FIE") generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years.

Pursuant to the Income Tax Laws, FIEs approved as new technology enterprises ("New Technology Enterprises") that are established in the Beijing Zhongguanzun Science Park are subject to income tax at the reduced rate of 15%. New Technology Enterprises are also eligible for a three-year exemption from income tax followed by a 50% reduction of income tax for the next three years. This relief commences from the date of commencement of the enterprise's business operations. AI Technologies has been approved as a New Technology Enterprise and enjoys the preferential tax treatment described above. FIEs approves as high and new technology enterprises ("High and New Technology Enterprises") which meet certain criteria set out by tax authorities are also eligible for a reduced income tax rate at 15%, and a two-year exemption from income tax, commencing with the first profitable year of the enterprise's business operations, and thereafter with a 50% reduction at the rate of 7.5% for the next three years. AsiaInfo Management has been approved as a High and New Technology Enterprise and has obtained confirmation from the relevant tax authority to enjoy such preferential tax treatment. AI Chengdu has been approved as a High and New Technology Enterprise and subject to formal approval from the relevant tax authority, it is likely that AI Chengdu will also enjoy such preferential tax treatment. The Company believes that based on the current tax practice in Chengdu, the possibility of AI Chengdu's failure to obtain such preferential tax treatment is remote. In 2002, 2001 and 2000, all of the Company's PRC subsidiaries, except for AI Technologies and AsiaInfo Management, were either exempt from income taxes or did not have any assessable income. AI Technologies' 50% reduction in income tax expired on December 31, 2000. AI Technologies received a continuation of its preferential tax treatment from the local government for an additional three years, which will reduce its effective income tax rate to 10%. The tax holiday for AsiaInfo Management expired on December 31, 2001 and the 50% tax reduction in income tax will expire on December 31, 2004. The corporate income tax rate for AsiaInfo Management is 7.5%.

Income tax of AI Technologies in 2002, 2001 and 2000 was $450, $1,251 and $218, respectively. In the absence of such income tax exemptions or preferential tax treatment, additional income tax of $880 in 2002, $615 in 2001 and $252 in 2000 would otherwise have been payable and the effect on net income (loss) per share would be to decrease basic income per share and diluted income per share by $0.02 in 2002 and $0.01 in 2001 and increase basic and diluted loss per share by $0.01 in 2000.

Undistributed foreign earnings amounted to approximately $11,400 at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any.

A reconciliation between the provision (benefit) for income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

                                                       Years Ended December 31,
                                                       ----------------------
                                                        2002    2001    2000
                                                        ----    ----    ----
US federal statutory rate............................    35%     35%    (35)%
Differences between statutory rate and foreign
  effective tax rate.................................   (27)    (20)     29
Amortization of goodwill.............................    --       2      14
Others...............................................     6       4      --
                                                        ----    ----    ----
                                                         14%     21%      8%
                                                        ====    ====    ====

12.  Capital Stock

The Company's authorized capital stock consists of 110,000,000 shares, consisting of 100,000,000 of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

The Company's previously issued the Series A and Series B Convertible Preferred Stock automatically converted into an aggregate of 6,952,153 shares of common stock upon the Company's initial public offering in March

2000 (the "IPO"). Prior to their conversion into common stock the holders of the Series A and Series B Convertible Preferred Stock were entitled to participate in all dividends paid to the common stockholders, on an as converted basis, when and if such dividends were declared by the Board of Directors. While the convertible preferred stock was outstanding, the Company was not permitted to pay any dividend with regard to any share of common stock of the Company unless and until all dividends on the convertible preferred stock had been paid. The holders of convertible preferred stock were entitled to the same voting rights as that of common stockholders. This Series A Convertible Preferred Stock and Series B Convertible Preferred Stock had aggregate liquidation preferences of $18 million and $20 million, respectively, as of December 31, 1999 and were senior to all common stock.

In 2000, the Company issued 292 shares of common stock at a price of $0.01 per share to a third party for services provided to the Company. The Company has accounted for such issuance in accordance with SFAS 123, "Accounting for Stock-Based Compensation" and recorded expense of $5.

Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                 Years Ended December 31,
                                           -----------------------------------
                                              2002        2001         2000
                                           ----------- ----------- -----------
Net income (loss) (numerator):
 Net income (loss)
   Basic and diluted...................... $     2,906 $    11,734 $    (2,766)
                                           =========== =========== ===========
Shares (denominator):
 Weighted average Common Stock Outstanding
   Basic..................................  43,583,420  41,525,159  37,239,649
   Options................................   2,378,125   4,399,565          --
                                           ----------- ----------- -----------
   Diluted................................  45,961,545  45,924,724  37,239,649
                                           =========== =========== ===========
Net income (loss) per share:
   Basic.................................. $      0.07 $      0.28 $     (0.07)
   Diluted................................ $      0.06 $      0.26 $     (0.07)

In 2000, the Company had 8,781,865 outstanding common stock options shares that could have potentially diluted basic earnings per share ("EPS") in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been antidilutive due to the net loss reported in the period.

As of December 31, 2002 and 2001, the Company had 4,716,680 and 1,326,180 common stock options outstanding, respectively, that could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

13.  Commitments and Contingencies

Operating Leases - As of December 31, 2002, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

2003..................................................   $1,535
2004..................................................    1,376
2005..................................................      178
                                                         ------
                                                         $3,089
                                                         ======

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expense for the three years in the period ended December 31, 2002 was $2,314, $2,190 and $2,401, respectively.

Letters of Credit--At December 31, 2002, the Company had outstanding letters of credit to vendors of $4,458 fully collateralized by pledge of bank deposits and $1,426 by credit facilities, respectively.

Product Warranty--The Company estimates its warranty cost based on experience with contracts for which the warranty period had expired and currently provides 0.5% of hardware sales to cover future warranty expense. Changes in product warranty provision are as follows:

                                            Years Ended December 31,
                                            -----------------------
                                             2002     2001    2000
                                            ------   ------   ----
Balance at beginning of year............    $1,273   $  818   $828
Warranties paid.........................      (186)     (21)   (57)
Warranty provision......................     1,142      476     47
                                            ------   ------   ----
Balance at end of year..................    $2,229   $1,273   $818
                                            ======   ======   ====

Litigation--On December 4, 2001, a securities class action suit was filed in the United States against the Company, certain of the Company's directors and the co-lead underwriters involved in the Company's Initial Public Offering (the "IPO") on behalf of all persons and entities who purchased, converted, exchanged or otherwise acquired the common stock of the Company between March 2, 2000 and December 6, 2000, inclusive. The complaint alleged that the Company and certain of its officers and directors at the time of the IPO violated the federal securities laws by issuing and selling the Company's common stock pursuant to the IPO without disclosing to investors that several of the underwriters of the IPO had solicited and received excessive and undisclosed commissions from certain investors. The plaintiffs sought class action certification and claimed for an unspecified amount of damages. On July 15, 2002, the Company, together with other issuer defendants, filed a collective motion to dismiss the claims on various legal grounds common to all or most of the issuer defendants.

On October 9, 2002, the United States District Court for the Southern District of New York (the "Court") dismissed without prejudice all claims against the individual defendants in the litigation (Louis Lau, Chairman of the Board, James Ding, President and Chief Executive Officer and Ying Han, Chief Financial Officer). The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives.

On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against the Company under the anti-fraud provisions of the securities laws, the Court dismissed all claims without prejudice. As regards the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss such claims as to the Company and as to substantially all of the other issuer defendants. The Court also denied the underwriter defendants' motion to dismiss in all respects.

While the Company cannot guarantee the outcome of the proceedings, it believes that the final result of the actions will have no material effect on the Company's consolidated financial condition, results of operations or cash flows. In addition, management believes that the co-lead underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company's directors' and officers' liability insurance policies may also cover the defense and exposure or settlement of the suit.

14.  Employee Retirement Benefits

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

In addition, the Company is required by law to contribute approximately 14.5% to 21.5% of basic salaries of the PRC employees for staff welfare, housing, medical and education benefits representing expense of $1,806, $3,443 and $2,921 for 2002, 2001 and 2000, respectively.

Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the "Plan"). The Company contributes 5% of employees' monthly salaries to the Plan. The expense of such arrangements to the Company for the three years in the period ended December 31, 2002 was $1,183, $754 and $736, respectively.

15.  Distribution of Profits

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, the Company's PRC subsidiaries are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprise expansion reserve and a employee welfare and bonus reserve. Wholly-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP. The employee welfare and bonus reserve is determined by the Company's Board of Directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries' operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to Chinese law. Appropriations to general reserves by the Company's PRC subsidiaries were $591 and $697 in 2002 and 2001, respectively. There were no appropriations to reserves prior to 2001.

16.  Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the United States. At December 31, 2002 the amounts were placed principally with financial institutions in the United States.

The Company's business activities and accounts receivable are principally in the PRC with a limited number of large customers, principally China Telecommunications Corporation ("China Telecom") and its provincial subsidiaries, and China United Telecommunications Corporation ("China Unicom"). Sales to China Telecom and its subsidiaries amounted to approximately 21%, 31% and 34% of total revenues in 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, no individual provincial entity represented more than 10% of total revenues. Sales to China Unicom accounted for 22% of total revenues in 2002, 45% in 2001 and 43% in 2000. Sales to China Netcom Corporation accounted for 6% of total revenues in 2002, 9% in 2001 and 10% in 2000. Sales to China Mobile Corporation accounted for 42% of total revenues in 2002, 10% in 2001 and 8% in 2000.

Details of the amounts receivable from the customers with the largest receivable balances at December 31, 2002 and 2001 are as follows:

                                                    Percentage of accounts
                                                    receivable December 31,
                                                    ----------------------
                                                    2002        2001
                                                    ----        ----
Five largest receivables balances................    95%         84%

The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibility on a periodic basis. Activity in the allowance for doubtful accounts is as follows:

                                           Years Ended December 31,
                                           ---------------------
                                            2002       2001   2000
                                           ------    -------  ----
Balance at beginning of year............   $1,094    $   545  $640
Bad debt expense (recovery).............      762      2,782   (33)
Write-offs and other....................     (723)    (2,233)  (62)
                                           ------    -------  ----
Balance at end of year..................   $1,133    $ 1,094  $545
                                           ======    =======  ====

There were no other movements in the provision for doubtful accounts.

The Company's business growth is indirectly dependent on government budgetary policy for the telecommunications and Internet industries in China. The laws and regulations applicable to the telecommunications and Internet industry in China remain unsettled and could have a material adverse effect on the Company's business. The Company's customer base is concentrated and the loss of one or more customers could cause the Company's business to suffer.

17.  Stock Option Plans

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

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal rate. Exercise terms of options granted in 1998, 1999 and 2000 are substantially comparable to options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at a rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four one-year cliffs at a rate of 25%, 25%, 25% and 25% for the 2000 plan. However, for common shares issued upon exercise of ISO's granted in 1998 and up to September 30, 1999, the Company retained a right of repurchase at the exercise price, expiring 60 days after termination of employment. Accordingly, those ISO awards are accounted for as variable awards. Vesting terms on NQO's granted in 1998, 1999 and 2000 are substantially comparable to options granted prior to 1998. The options granted prior to 1998 also contained the right of repurchase by the Company at fair market value. During September 1999, the Company amended the terms of the ISO's and NQO's to eliminate the Company's right of repurchase. Accordingly, the Company ceased using variable accounting for these options in October 1999.

Total number of options exercisable and the weighted average exercise price were 4,037,745, 3,775,807 and 4,039,625, and $7.89, $5.44, and $2.81 as of
December 31, 2002, 2001 and 2000, respectively.

Option activity for the Plans is summarized as follows:

                                                           Outstanding Options
                                                -----------------------------------------
                                                                     Weighted average
                                                Number of shares exercise price per share
                                                ---------------- ------------------------
Outstanding, January 1, 2000...................     8,891,811             $ 2.99
 Granted (weighted average fair value of $9.89)     3,307,640              20.83
 Cancelled.....................................      (834,876)              9.43
 Exercised.....................................    (2,582,710)              1.86
                                                   ----------
Outstanding, December 31, 2000.................     8,781,865               9.43
 Granted (weighted average fair value of $7.02)     2,476,840               9.50
 Cancelled.....................................    (1,639,659)             15.21
 Exercised.....................................    (1,309,878)              2.51
                                                   ----------
Outstanding, December 31, 2001.................     8,309,168               9.40
 Granted (weighted average fair value of $3.56)     3,346,917               4.27
 Cancelled.....................................      (741,550)             12.46
 Exercised.....................................    (1,028,970)              2.68
                                                   ----------
Outstanding, December 31, 2002.................     9,885,565               8.14
                                                   ==========

The fair value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding at December 31, 2002 is as follows:

                                                                            Options Exercisable as of
                                Options Outstanding as of December 31, 2002     December 31, 2002
                                ------------------------------------------- --------------------------
                                            Weighted average
                                               remaining        Weighted                   Weighted
                                  Number      contractual       average       Number       average
Range of average exercise price outstanding   life (yrs.)    exercise price exercisable exercise price
------------------------------- ----------- ---------------- -------------- ----------- --------------
       $0.005 to 0.01..........    150,000        2.75             0.01        150,000      $ 0.01
       $0.25 to 0.75...........      6,167        3.58             0.75          6,167        0.75
       $1.00 to 1.50...........    581,400        4.11             1.12        581,400        1.12
       $2.00 to 2.75...........    837,265        4.72             2.67        837,265        2.67
       $3.00 to 4.17...........  3,594,053        9.24             3.97        281,216        3.50
       $7.07 to 10.00..........  2,752,055        8.08             8.50      1,332,242        8.05
       $10.18 to 13.67.........    755,065        7.93            12.30        343,345       12.34
       $14.06 to 19.63.........     44,200        9.06            15.98          6,750       17.09
       $24.00..................    920,960        7.13            24.00        378,860       24.00
       $29.625 to 47.03........    244,400        7.52            31.92        120,500       31.51
                                 ---------        ----           ------      ---------      ------
       Total...................  9,885,565        7.79           $ 8.14      4,037,745      $ 7.89
                                 =========                                   =========

Deferred stock compensation - As discussed in Note 3, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997, which were all fixed awards. Such deferred compensation expense aggregated $3,136 and was amortized to expense over the three-year vesting period of the options.

As discussed above, ISO grants to employees in 1998 and 1999 were variable awards. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the difference between the grant price and deemed fair value of the Company's common stock at the grant date and adjusts the deferred compensation expense at the end of each period based on the deemed fair value of the Company's common stock at the end of the period. The related amortization of deferred compensation expense, which is recognized over the four-year exercise period of the options, is also adjusted accordingly.

In 1999, the Company issued NQO's to non-employees to purchase 96,000 shares of common stock at prices ranging from $3.00 to $4.17 per share. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and its related interpretations, the Company accounted for this transaction under the fair value method and as a variable award. Accordingly, the Company recorded deferred compensation expense at the grant date equal to the fair value of the options (using the Black-Scholes option pricing model) at the grant date and adjusts the deferred compensation expense at the end of the period. The related amortization of deferred compensation expense, which is recognized over the four-year exercise period of the options, is also adjusted accordingly.

Amortization of deferred stock compensation was $407, $1,144 and $2,209 for the years ended December 31, 2002, 2001 and 2000, respectively.

Additional stock plan information--Since the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, SFAS No. 123 requires the disclosure of pro forma net income (loss) and income (loss) per share had the Company adopted the fair value method. The Company's calculations were made using the Black-Scholes valuation model that requires subjective assumptions, including expected time to exercise, which affects the calculated values. The following weighted average assumptions were used: expected life, seven years; risk free interest rate 1.16% in 2002, 4.4% in 2001 and 5.89% in 2000; volatility of 103% in 2002,
78% in 2001 and 75% in 2000; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2002, 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been as follows:

                                          Years Ended December 31,
                                        ---------------------------
                                          2002      2001     2000
                                        --------  -------  --------
Pro forma net loss...................   $(14,705) $(7,084) $(11,409)
Pro forma net loss per share
 Basic...............................   $  (0.34) $ (0.17) $  (0.31)
 Diluted.............................   $  (0.34) $ (0.17) $  (0.31)

18.  Warrants

At December 31, 1999 warrants granted to a consultant to purchase 40,000 shares of common stock at $0.01 per share were outstanding. In accordance with SFAS No. 123 and its related interpretations, the arrangement was accounted for as a variable award and the Company recognized compensation expense using an option pricing model of $47,178 in 1999. In 2000, the remaining warrants were exercised and at December 31, 2002 and 2001 no warrants to purchase shares of common stock were outstanding.

19.  Segment Information

During the fourth quarter of 2002, the Company conducted a business reorganization in order to more accurately reflect its strategic focus. As such, the company restructured its operations into two strategic business units ("SBUs"): Operation Support System Solutions ("OSS") and Communications Solutions ("CS"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, the Company has two operating segments (separate lines of business): OSS and CS net of hardware costs. Each business line has separate operating data and separate management individuals responsible for the sales, marketing and development efforts. The OSS SBU is designed to offer customers a "one window" shopping solution for all of their OSS needs. The second SBU, CS, includes all the remaining business lines from the Company such as network solutions, service applications solutions and network security solutions as well as network monitoring services. Both units contain revenues previously listed under Network Solutions and Software Solutions. The new units benefit from cost efficiencies gained from combined sales staff and offer more integrated quality services to their customers. Costs and expenses allocated between operating segments are generally on an actual basis and for those common expenses, allocation is made proportionally to the revenue of CS and OSS, both net of hardware costs.

                                                         Years Ended December 31,
                                                         ------------------------
                                                            2002         2001
                                                           -------      -------
Revenues net of hardware costs:
Communications solutions net of hardware cost.........     $31,223      $52,288
Operation support system solutions....................      33,510       19,103
                                                           -------      -------
Consolidated revenues net of hardware costs...........      64,733       71,391
Consolidated cost of sales net of hardware costs......      24,467       15,918
                                                           -------      -------
Consolidated gross profit.............................     $40,266      $55,473
                                                           =======      =======
Gross profit:
Communications solutions..............................     $19,303      $39,919
Operation support system solutions....................      20,963       15,554
                                                           -------      -------
Consolidated gross profit.............................     $40,266      $55,473
                                                           =======      =======
Depreciation and Amortization:
Communications solutions..............................     $ 1,416      $ 2,428
Operation support system solutions....................       1,520          887
                                                           -------      -------
                                                           $ 2,936      $ 3,315
                                                           =======      =======
Amortization of deferred stock compensation:
Communications solutions..............................     $   196      $   838
Operation support system solutions....................         211          306
                                                           -------      -------
                                                           $   407      $ 1,144
                                                           =======      =======
Amortization of acquired intangible assets:
Communications solutions..............................     $    --      $    --
Operation support system solutions....................       1,749           --
                                                           -------      -------
                                                           $ 1,749      $    --
                                                           =======      =======
Income (loss) from operations:
Communications solutions..............................     $ 3,000      $ 8,368
Operation support system solutions....................       1,670        1,984
                                                           -------      -------
Consolidated income (loss) from operations............     $ 4,670      $10,352
                                                           =======      =======

The 2001 information has been reclassified to conform to the current operating segments. Separate information for 2000 is not presented as it is not practical to reclassify such information.

Segment information based on the Company's previous reporting segments is presented in the table below. Reclassifying information for 2002 based on the Company's previous reporting segments is not reasonably practicable.

                                                          Years Ended
                                                          December 31,
                                                        ---------------
                                                         2001     2000
                                                        ------- -------
Revenues net of hardware costs:
Network solutions net of hardware cost...............   $43,516 $27,211
Software solutions...................................    27,875  17,367
                                                        ------- -------
Consolidated revenues net of hardware costs..........    71,391  44,578
Consolidated cost of sales net of hardware costs.....    15,918  13,213
                                                        ------- -------
Consolidated gross profit............................   $55,473 $31,365
                                                        ======= =======
Gross profit:
Network solutions....................................   $31,419 $17,028
Software solutions...................................    24,054  14,337
                                                        ------- -------
Consolidated gross profit............................   $55,473 $31,365
                                                        ======= =======
Depreciation and amortization:
Network solutions....................................   $ 2,021 $ 1,263
Software solutions...................................     1,294   1,095
                                                        ------- -------
                                                        $ 3,315 $ 2,358
                                                        ======= =======
Amortization of deferred stock compensation:
Network solutions....................................   $   588 $ 1,119
Software solutions...................................       556   1,090
                                                        ------- -------
                                                        $ 1,144 $ 2,209
                                                        ======= =======
Income (loss) from operations:
Network solutions....................................   $ 8,368 $(4,283)
Software solutions...................................     1,984  (5,162)
                                                        ------- -------
Consolidated income (loss) from operations...........   $10,352 $(9,445)
                                                        ======= =======

For the years ended December 31, 2002, 2001 and 2000, almost all of the Company's revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of systems integration and software related services. As of December 31, 2002, 2001 and 2000, 99% of the Company's long-lived assets are located in the PRC.

20.  Related Party Transactions

In the years ended December 31, 2002 and 2001, the Company entered into communications solutions and operation support system solutions contracts with China Netcom Corporation Ltd. ("China Netcom") with a total contract sum of approximately $10,108 and $9,300, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom's parent company, China Netcom Communication Group Corporation. Revenue recognized in 2002 and 2001 from such contracts was approximately $6,741 and $17,000, respectively. Accounts receivable due from China Netcom as of December 31, 2002 and 2001 were $3,886 and $2,226, respectively.

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China

Netcom's past and future purchases of communications solutions and operation support system solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was approximately $2,055 as of December 31, 2002. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility and will pay the Merchants Bank principle plus interest of the drawn loan if China Netcom defaults on the loan and interest. The facility will expire on May 16, 2003.

On January 17, 2001, the Company purchased a convertible promissory note of $750 from China PalmInfo Holdings Co., Ltd. ("China PalmInfo"). At the time of the purchase, ChinaVest V, L.P., in which a former director of the Company is a partner, also held a convertible promissory note of China PalmInfo of $500. During the fourth quarter of 2002, the Company recorded a charge of $750 to fully reduce the promissory note as the Company determined that collection of that balance was not reasonably assured.

21.  Subsequent Event

On January 22, 2003, the Company entered into an agreement (the "Agreement") to acquire 250,000 common shares of Marsec Holdings, Inc. ("Marsec"), a provider of telecommunications security consulting and services through its wholly owned subsidiary in China, thereby increasing its ownership interest in Marsec from 79% to 100%. The aggregate acquisition price is expected to consist of shares of the Company's common stock and approximately $150,000 in cash, subject to adjustment.

22.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 are presented in the following table.

                                                           Three Months Ended
                                                -----------------------------------------
                                                December 31 September 30 June 30 March 31
                                                ----------- ------------ ------- --------
Year Ended December 31, 2002
----------------------------
Revenues.......................................   $23,599     $32,571    $36,559 $28,537
Gross profit...................................     7,441       8,500     13,037  11,288
Net (loss) income..............................    (2,600)        468      3,616   1,422
Net (loss) income per share--basic.............     (0.06)       0.01       0.08    0.03
                           --diluted...........     (0.06)       0.01       0.08    0.03

Year Ended December 31, 2001
----------------------------
Revenues.......................................   $37,645     $94,031    $21,551 $35,779
Gross profit...................................    15,305      15,540     13,349  11,279
Net income.....................................     4,260       3,519      2,576   1,379
Net income per share--basic....................      0.10        0.08       0.06    0.03
                    --diluted..................      0.09        0.08       0.06    0.03

                               INDEX TO EXHIBITS

The following exhibits are filed as a part of this Report.

Exhibit
Number  Description of Exhibits
------  -----------------------
2.1     Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited
        /****/
3.1     Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
3.2     Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
        August 27, 1999/*/
3.3     Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
        November 15, 2000/***/
3.4     Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo
        Holdings, Inc., dated January 18, 2001/***/
3.5     By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/***/
4.1     Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1    2000 Stock Option Plan, approved and adopted as of October 18, 2000/**/
10.2    Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, dated August 31, 1999/*/
11.1    Statement regarding computation of per share earnings (included in note 12 to consolidated financial statements)
21.1    Subsidiaries of AsiaInfo Holdings, Inc.
23.1    Consent of Deloitte Touche Tohmatsu
24.1    Power of Attorney (included on signature page to this report)
99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002
99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

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