Form 10-Q
period 2003-03-31
ASIAINFO HOLDINGS INC
filed 2003-05-14
CIK 1100969

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 Yes [X] No [_]

     The number of shares outstanding of the Registrant's common stock as of
                              May 9, 2003 was 44,245,377

================================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                                       Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited) .........................................     3

a)         Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2002 and 2003 .....................................     3

b)         Condensed Consolidated Balance Sheets as of December 31, 2002
           and March 31, 2003 .......................................................     4

c)         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and 2003 .....................................     5

d)         Notes to Condensed Consolidated Financial Statements for the
           three months ended March 31, 2002 and 2003 ...............................     7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ....................................................    16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............    32

Item 4.    Controls and Procedures ..................................................    32

PART II.   OTHER INFORMATION ........................................................    33

Item 1.    Legal Proceedings ........................................................    33

Item 2.    Changes in Securities and Use of Proceeds ................................    33

Item 5.    Other Information ........................................................    34

Item 6.    Exhibits and Reports on Form 8-K .........................................    34

SIGNATURE ...........................................................................    36

CERTIFICATIONS ......................................................................    37

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                  Three Months Ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2002            2003
                                                             ------------    ------------
                                                                      (unaudited)
Revenues:
  Communications solutions ................................  $     17,294    $     23,127
  Operation support system solutions ......................        11,243           7,546
                                                             ------------    ------------
  Total revenues ..........................................        28,537          30,673
                                                             ------------    ------------
Cost of revenues:
  Communications solutions ................................        12,116          18,739
  Operation support system solutions ......................         5,133           4,430
                                                             ------------    ------------
  Total cost of revenues ..................................        17,249          23,169
                                                             ------------    ------------
Gross profit ..............................................        11,288           7,504
                                                             ------------    ------------
Operating expenses:
  Sales and marketing (excluding stock-based
    compensation: 2002: $27; 2003: $28 and amortization
    of acquired intangible assets: 2002: $225; 2003: $6)...         3,569           2,514
  General and administrative (excluding stock-based
    compensation: 2002: $92; 2003: $32 and amortization
    of acquired intangible assets: 2002: $32; 2003: $41)...         3,545           2,317
  Research and development (excluding stock-based
    compensation: 2002: $33; 2003: $9 and amortization
    of acquired intangible assets: 2002: $61; 2003: nil)...         2,264           2,545
  Amortization of deferred stock compensation .............           152              69
  In-process research and development .....................           350               -
  Impairment of goodwill and acquired intangible assets ...             -          30,221
  Amortization of acquired intangible assets ..............           318              47
                                                             ------------    ------------
  Total operating expenses ................................        10,198          37,713
                                                             ------------    ------------
Income (loss) from operations .............................         1,090         (30,209)
                                                             ------------    ------------
Other income (expense):
  Interest income .........................................           734             454
  Interest expense ........................................           (44)             (1)
  Other income, net .......................................             1               -
                                                             ------------    ------------
  Total other income, net .................................           691             453
                                                             ------------    ------------
Income (loss) before income taxes, minority interests
  and equity in loss of affiliate .........................         1,781         (29,756)
Income tax expense (benefit) ..............................           267            (824)
                                                             ------------    ------------
Income before minority interests ..........................         1,514         (28,932)
Minority interests in loss of consolidated
  subsidiaries ............................................            35               -
Equity in loss of affiliate ...............................          (127)           (115)
                                                             ------------    ------------
Net income (loss) .........................................  $      1,422    $    (29,047)
                                                             ============    ============
Net income (loss) per share:
  Basic ...................................................  $       0.03    $      (0.66)
                                                             ============    ============
  Diluted .................................................  $       0.03    $      (0.66)
                                                             ============    ============
Shares used in computation:
  Basic ...................................................    42,430,509      44,206,625
                                                             ============    ============
  Diluted .................................................    45,884,452      44,206,625
                                                             ============    ============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                             December 31,    March 31,
                                                             ------------   -----------
                                                               2002 (1)        2003
                                                             ------------   -----------
                                                                            (Unaudited)
                            ASSETS

Current Assets:
  Cash and cash equivalents ...............................     $ 115,153     $ 115,200
  Restricted cash .........................................        14,458        15,273
  Short-term investments ..................................        11,260        11,294
  Accounts receivable, trade (net of allowance for
    doubtful accounts of $1,133 and $1,418 at December 31,
    2002 and March 31, 2003, respectively) ................        49,437        64,980
  Inventories .............................................        10,934         6,952
  Other receivables .......................................         8,758         6,799
  Deferred income taxes - current .........................         1,653         1,877
  Prepaid expenses and other current assets ...............         3,441         3,183
                                                                ---------     ---------
    Total current assets ..................................       215,094       225,558
Property and equipment - net ..............................         4,046         3,568
Goodwill ..................................................        37,255        11,255
Other acquired intangibles - net ..........................         4,031           148
Investment in affiliate ...................................         2,808         2,693
Deferred income taxes .....................................           196           141
                                                                ---------     ---------
    Total Assets ..........................................     $ 263,430     $ 243,363
                                                                =========     =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank loans ...................................     $      60     $      60
  Accounts payable ........................................        21,708        32,475
  Other payables ..........................................         2,483         2,311
  Deferred revenue ........................................         5,056         5,343
  Accrued employee benefits ...............................         5,083         5,344
  Other accrued expenses ..................................        13,226        11,805
  Income taxes payable ....................................         2,760         1,993
  Other taxes payable .....................................         2,579         2,204
                                                                ---------     ---------
    Total current liabilities .............................        52,955        61,535
                                                                ---------     ---------
Minority interest .........................................           317           452
                                                                ---------     ---------
Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01
    par value, shares issued and outstanding:
    2002: 44,193,474; 2003: 44,210,949 ....................           442           442
  Additional paid-in capital ..............................       200,649       200,841
  Deferred stock compensation .............................          (105)          (36)
  Retained earnings (accumulated deficit) .................         9,110       (19,937)
  Accumulated other comprehensive income ..................            62            66
                                                                ---------     ---------
    Total stockholders' equity ............................       210,158       181,376
                                                                ---------     ---------
    Total Liabilities and Stockholders' Equity ............     $ 263,430       243,363
                                                                =========     =========

            See notes to condensed consolidated financial statements.

(1) December 31, 2002 balances were obtained from audited financial statements.

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                  ----------------------------------
                                                                                      2002                   2003
                                                                                  ------------            ----------
                                                                                               (unaudited)
Cash flows from operating activities:
  Net income (loss) ............................................................  $      1,422            $  (29,047)
  Adjustments to reconcile net income (loss) to net cash (used in provided by operating activities:
  Depreciation .................................................................           668                   616
  Amortization of other acquired intangible assets .............................           318                    47
  Impairment of goodwill and acquired intangible assets ........................             -                30,221
  In-process research and development ..........................................           350                     -
  Amortization of deferred stock compensation ..................................           152                    69
  Deferred income taxes ........................................................           (24)                 (168)
  Minority interest in (loss) of consolidated subsidiaries .....................           (35)                    -
  Equity in loss of an affiliate ...............................................           127                   115
  Loss on disposal of property and equipment ...................................            12                     6
  Bad debt expense .............................................................           998                   284
  Changes in operating assets and liabilities, net of effects of business acquired:
    Restricted cash ............................................................         1,893                  (815)
    Accounts receivable ........................................................        (5,089)              (15,827)
    Inventories                                                                           (957)                3,982
    Other receivables ..........................................................         1,086                 1,960
    Prepaid expenses and other current assets ..................................          (956)                  257
    Accounts payable ...........................................................        (3,952)               10,766
    Other payables .............................................................        (1,158)                 (321)
    Deferred revenue ...........................................................         1,408                   287
    Accrued employee benefits ..................................................           257                   262
    Other accrued expenses .....................................................         1,521                (1,421)
    Income taxes payable .......................................................           291                  (688)
    Other taxes payable ........................................................            18                  (375)
                                                                                  ------------            ----------
Net cash (used in) provided by operating activities ............................        (1,650)                  210
                                                                                  ------------            ----------

Cash flows from investing activities:
  Decrease (increase) in short-term investments ................................         8,542                   (34)
  Purchases of property and equipment ..........................................          (397)                 (143)

  Increase in loan receivable ..................................................        (3,572)                    -
  Purchase of a subsidiary, net of cash acquired ...............................        (4,637)                    -
                                                                                  ------------            ----------
Net cash used in investing activities ..........................................           (64)                 (177)
                                                                                  ------------            ----------

                             ASIAINFO HOLDINGS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--(CONTINUED)
               (In US Dollars thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                               2002            2003
                                                                            ----------       --------
                                                                                    (unaudited)
Cash flows from financing activities:
  Increase in short-term bank loans .....................................   $      701              -
  Repayment of short-term bank loans ....................................       (2,754)             -
  Proceeds on exercise of stock options .................................          736             12
                                                                            ----------       --------
  Net cash (used in) provided by financing activities ...................       (1,317)            12
                                                                            ----------       --------
Net increase in cash and cash equivalents: ..............................       (3,031)            45
Cash and cash equivalents at beginning of period ........................      110,635        115,153
Effect of exchange rate changes on cash and cash equivalents ............           16              2
                                                                            ----------       --------
Cash and cash equivalents at end of period ..............................   $  107,620       $115,200
                                                                            ==========       ========
Supplemental cash flow information:

  Cash paid during the period:
  Interest ..............................................................   $       42              -
                                                                            ==========       ========


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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States of America (the "US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. ("AsiaInfo Technologies") (100% owned), incorporated in the People's Republic of China ("China" or the "PRC"), Marsec Holdings, Inc. ("Marsec") (100% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

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

On December 31, 2001, AsiaInfo Technologies formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc. ("AI Chengdu"), with an initial operating term of 15 years to provide operational support for system integration.

Guangdong Wangying Communications Technology Co., Ltd. ("Wangying") (40% owned, but controlled by AsiaInfo Technologies) was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC. As of March 31, 2003, Wangying was being liquidated.

Marsec, through its wholly owned subsidiary, provides network security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share, increasing its investment in Marsec from 75% to 79%. On January 22, 2003, the Company entered into an agreement to acquire 250,000 common shares of Marsec, thereby increasing its ownership interest in Marsec from 79% to 100%. The aggregate acquisition price consisted of 14,375 shares of the Company's common stock and approximately $150,000 in cash. The total consideration was recorded as goodwill on the date of the transaction but the management believed such goodwill was impaired. As a result, the full amount was charged to the impairment of goodwill and acquired intangible assets in the condensed consolidated statements of operations.

On April 27, 2001, the Company invested approximately $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly owned subsidiaries in the PRC. As of March 31, 2003, the Company's interest in Intrinsic had been diluted from 14.25% to 14.22% due to another shareholder's exercise of warrants to purchase 37,770 shares of Intrinsic's stock. The change in the interest of Intrinsic is not material and the relevant loss as a result of such change has been recorded as a component of equity.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

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

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2002 and 2003 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The Company's revenue is derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and system integration, and is recognized based on the percentage of completion method. Revenues in both communications solutions and operation support system solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

Revenue in both communications solutions and operation support system solutions include the benefit of the rebate of value added taxes on sales of software received from the tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $650 and $493 for the three months ended March 31, 2002 and 2003, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $28,767 at December 31, 2002 and $44,278 at March 31, 2003. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2002 and March 31, 2003, the balance of trade accounts receivable of $20,670 and $20,702, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by China's Ministry of Finance. The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included an adjustment to

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION - CONTINUED

record goodwill from business acquisitions and the related impairment provisions, and an adjustment to recognize compensation expense on the issuance of stock options.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on March 31, 2003 was US$1.00=RMB8.2771. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS No. 143 on January 1, 2003. This adoption did not have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure requirements of SFAS No. 148 are effective for years ending after December 15, 2002 and are reflected in the Company's condensed consolidated financial statements.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of March 31, 2003.

4. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2002               2003
                                                    -------           --------
Net income(loss) ...............................    $ 1,422           $(29,047)
Change in cumulative translation adjustment ....         15                  4
                                                    -------           --------
Comprehensive income(loss) .....................    $ 1,437           $(29,043)
                                                    =======           ========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

5. SHORT-TERM BANK LOANS

As of December 31, 2002 and March 31, 2003, the Company had total short-term credit facilities for working capital purposes totaling $20,000 expiring by October 2003. The facilities were secured by bank deposits of $10,000 as of December 31, 2002 and March 31, 2003, respectively. At December 31, 2002, unused short-term credit facilities were $18,574 and used facilities totaled $1,426. The used facilities were pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $4,458 were used for issuing standby letters of credit and guarantees as of December 31, 2002. At March 31, 2003, unused short-term credit facilities were $19,664 and used facilities totaled $336. The used facilities are pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $5,273 were used for issuing standby letters of credit and guarantees as of March 31, 2003. Bank deposits pledged as security for these credit facilities totaled $14,458 and $15,273 as of December 31, 2002 and March 31, 2003, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2002 and March 31, 2003, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% and secured by AsiaInfo Management's assets.

6. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes, minority interest and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              2002         2003
                                                              ----         ----
US federal rate .........................................      35%         (35%)
Difference between statutory rate and foreign effective
  tax rate ..............................................     (24)          27
Non-deductible goodwill and intangible expenses .........       -            8
Expenses not deductible for tax purposes-deferred stock
  compensation expense and other ........................       4            -
Other ...................................................       -           (3)
                                                              ---          ---
                                                               15%          (3%)
                                                              ===          ===

7. CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                             Outstanding options
                                                              weighted average
                                                             exercise price per
                                       Number of shares           share
                                       ----------------           -----
Outstanding, January 1, 2003: .....       9,885,565              $  8.14
Granted ...........................          80,750                 5.25
Cancelled .........................        (404,524)               10.61
Exercised .........................          (3,100)                3.83
                                          ---------              -------
Outstanding, March 31, 2003 .......       9,558,691              $  8.01
                                          =========              =======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

7. CAPITAL STOCK - CONTINUED

The exercise price of all options granted during the three months ended March 31, 2003 was equal to the fair market value of the Company's common stock on the dates of grant.

8. ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -------------------------
                                                                      2002             2003
                                                                    --------         --------
Net income (loss) as reported ....................................  $ 1,422          $(29,047)
Add: Stock-based compensation included in reported net income
  (loss) .........................................................      152                69
Deduct: Total stock-based compensation  expense under SFAS 123,
  net of tax effect ..............................................   (4,018)           (5,749)
                                                                    -------          --------
Pro forma net loss ...............................................  $(2,444)         $(34,727)
Basic and diluted net income (loss) per share: ...................  $  0.03          $  (0.66)
                                                                    -------          --------

Reported net income (loss) per common share ......................
                                                                    -------          --------
Pro forma net income (loss) per common share ...................    $ (0.06)         $  (0.79)
                                                                    =======          ========

9.   NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                    Three Months Ended
                                                         March 31,
                                            ------------------------------------
                                                2002                   2003
                                            ------------          --------------
Net income (numerator):
    Net income (loss)
       Basic and diluted ................   $      1,422          $     (29,047)
                                            ============          =============
Shares (denominator):
    Weighted average
       Common Stock Outstanding .........     42,430,509             44,206,625
                                            ------------          -------------
    Basic ...............................     42,430,509             44,206,625
    Options (Treasury Method) ...........      3,453,943                      -
                                            ------------          -------------
    Diluted .............................     45,884,452             44,206,625
                                            ============          =============
Net income (loss) per share:
    Basic ...............................   $       0.03          $       (0.66)
                                            ============          =============
    Diluted .............................   $       0.03          $       (0.66)
                                            ============          =============

As of March 31, 2002, the Company had 1,333,140 options outstanding that could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

10. ACQUISITION

On February 6, 2002 (the "date of acquisition"), the Company acquired all of the outstanding common shares of Bonson. The results of Bonson's operations have been included in the consolidated financial statements since that date. Bonson is a provider of operation support system solutions and other services in China. As a result of the acquisition, the Company is expected to be the leading provider of operation support system solutions in the China market.

The aggregate purchase price was $51,390, including $32,763 in cash, $624 of acquisition costs and common stock valued at $18,003. The value of the 1,031,686 common shares issued was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                             At February 6, 2002
                                                             -------------------
Current assets                                                   $ 27,517
Property, plant, and equipment                                        843
Intangible assets                                                   6,130
Goodwill                                                           35,067
Deferred tax assets                                                     4
                                                                 --------
         Total assets acquired                                     69,561
Current liabilities                                               (17,737)
Deferred tax liabilities                                             (434)
                                                                 --------
         Total liabilities assumed                                (18,171)
                                                                 --------
         Net assets acquired                                     $ 51,390
                                                                 ========

The total purchase price had been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows:

Purchase Price Allocation:
  Fair market value of net tangible assets acquired at      $    10,627
    February 6, 2002

Intangible assets acquired:                                                  Economic Life
                                                                             -------------
  Core technology                                                 1,280      3.5 years
  Trade name                                                        700      Indefinite
  Indefinite contract backlog                                     2,700      2 years
  Favorable lease                                                   400      2.1 years
  License                                                           700      Indefinite
  In-process technology                                             350
  Goodwill                                                       35,067      Indefinite
  Deferred tax liabilities                                         (434)
                                                            -----------
                                                            $    51,390
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

The goodwill of $35,067 was assigned to the operation support system segment and is not expected to be deductible for tax purposes.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)

10. ACQUISITION - CONTINUED

During the quarter ended March 31, 2003, the Company completed the annual impairment test for the goodwill and other acquired intangible assets of Bonson and concluded that an impairment of $29,836 of the recorded goodwill and other acquired intangible assets of Bonson was necessary due to the industry-wide equity devaluation of the past year. Both an income (discounted cashflow) approach and a market (guideline company) approach were employed to determine the fair value of the net assets of Bonson. The fair value was then allocated among all the assets of Bonson at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill to determine the amount of impairment loss. The impaired goodwill of $26,000 and other acquired intangible assets of $3,836 are related to the Company's operation support system solutions segment. After the impairment is recorded, the remaining goodwill and other acquired intangible assets of Bonson were $9,067 and $148, respectively.

The following selected unaudited pro forma combined results of operations for the three months ended March 31, 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of that period. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                                  2002
                                                           ------------------
Total revenue                                                  $    29,068
Net income                                                           1,100
Net income per share
  - Basic                                                      $      0.03
  - Diluted                                                    $      0.02
Shares used in calculation of net income per share
  - Basic                                                       43,268,662
  - Diluted                                                     46,722,605

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge. Amortization of these assets ceased upon the adoption of SFAS No. 142 on January 1, 2002.

11. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

During the fourth quarter of 2002, the Company conducted a business reorganization in order to more accurately reflect its strategic focus. As such, the company restructured its operations into two strategic business units ("SBUs"): Operation Support System Solutions ("OSS") and Communications Solutions ("CS"). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker. By this definition, the Company has two operating segments (separate lines of business): OSS and CS (each net of hardware costs). Each business line has separate operating data and separate management individuals responsible for the sales, marketing and development efforts. The OSS SBU is designed to offer customers a "one window" shopping solution for all of their OSS needs. The second SBU, CS, includes all the remaining business lines from the Company such as network solutions, service applications solutions and network security solutions, as well as network monitoring. Both units contain revenues previously listed under Network Solutions and Software Solutions. The new units benefit from cost efficiencies gained from combined sales staff and offer more integrated quality services to their customers.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)


11. SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                         2002          2003
                                                        ------        ------
                                                             (unaudited)
Revenues net of hardware cost:
Communications solutions net of hardware cost ....     $ 9,173       $ 6,681
Operation support system solutions ...............       7,901         6,037
                                                       -------       -------
Consolidated revenues net of hardware cost .......      17,074        12,718
Consolidated cost of sales net of hardware cost ..       5,786         5,214
                                                       -------       -------
Consolidated gross profit ........................     $11,288       $ 7,504
                                                       =======       =======

Gross profit:
Communications solutions .........................     $ 5,178         4,388
Operation support system solutions ...............       6,110         3,116
                                                       -------       -------

Consolidated gross profit ........................     $11,288       $ 7,504
                                                       =======       =======

The 2002 information has been reclassified to conform to the current operating segments.

For the three months ended March 31, 2002 and 2003, almost all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2002 and March 31, 2003, 99% of the Company's long-lived assets are located in the People's Republic of China.

12. COMMITMENTS AND CONTINGENCIES

IPO Litigation

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

On October 9, 2002, the United States District Court for the Southern District of New York (the "Court") dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling, the Court granted in part and denied in part those motions. As to the claims brought against the Company under the anti-fraud provisions of the securities laws, the Court dismissed all claims without prejudice. As regards the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss such claims as to the Company and as to substantially all of

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                   Three Months Ended March 31, 2002 and 2003
               (In US dollars thousands, except per share amounts)


12. COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Warranty Costs

The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the 3 months ended March 31, 2003 were as follows:

Balance, beginning of period .....................................     $2,229
Payments made ....................................................        (13)
Change in liability for warranties issued during the period ......        196
                                                                       ------
Balance, end of period ...........................................     $2,412
                                                                       ======

13. RELATED PARTY TRANSACTION

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China Netcom's past and future purchases of communications solutions and operation support system solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was approximately $2,055 as of March 31, 2003. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility and will pay the Merchants Bank principal plus interest of the drawn loan if China Netcom defaults on the loan and interest. The facility will expire on May 16, 2003.

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

OVERVIEW

We are a leading provider of telecommunications network solutions and software solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their telecommunications infrastructure.

We commenced our operations in the United States in 1993 and moved our operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software solutions revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc. (formerly Guangzhou Bonson Technology Limited), or AsiaInfo Management, which are both Chinese companies.

We develop, market and sell our products and services through our two strategic business units, or SBUs: Communications Solutions, or CS, and Operation Support System Solutions, or OSS. Communications Solutions offers network infrastructure solutions, service application solutions, network security solutions and network monitoring solutions. We had previously offered network security solutions through a majority-owned subsidiary, Marsec Holdings Inc., or Marsec, but have integrated Marsec's network security business into our Communications Solutions business unit. We acquired the outstanding minority shares of Marsec in January 2003. Operation Support System Solutions offers customer care and billing, customer relationship management (including Business Intelligence and Decision Support Systems) and order fulfillment management solutions for telecommunications providers.

     On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support system solutions to wireless telecommunications carriers in China. The consideration paid to the former shareholders of Bonson consisted of $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock, which were valued at approximately $18 million at the time the acquisition was announced. The cash we paid in connection with the acquisition was paid out of our existing cash reserves. Bonson's operating results have been consolidated with our operating results from February 6, 2002. During the first quarter of 2003, we completed an annual impairment test as required by the Statement of Financial Accounting Standard ("SFAS") No.142 and recorded a one-time, non-cash impairment charge of $30.2 million relating to the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson. The impairment resulted primarily from the industry-wide equity devaluation of the past year. As the market valuation for the global telecommunications industry has declined as compared to a year ago, comparable recent transactions have involved much lower valuations and control premiums. Therefore, though we still strongly believe in the strategic benefit of the Bonson acquisition to our overall business, and have gained significant market share in the OSS area as a result of the acquisition, we have determined that an impairment charge is appropriate under applicable accounting principles.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. In view of the Bonson acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

As a result of a restructuring in China's telecommunications industry that occurred in 2002, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our net revenue and profitability. According to China's Ministry of Information Industry, or MII, overall capital expenditure by telecommunications service providers decreased by 20% to 24.6 billion in 2002. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, most of China's telecommunications carriers have indicated that their capital expenditures in 2003 will not increase significantly as compared to 2002. Continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. At the same time, however, we expect the investment focus of our customers to continue to shift towards value-added products and services, including establishing and enhancing their management and operation support systems, which we believe will bring growth opportunities to our business.

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 or early 2003 and to have later spread to Beijing. The situation in Beijing, where our headquarters are located, is currently rather severe compared to other areas affected by SARS. Adding to the difficulties of containing the spread of SARS is that the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. The potential effects of SARS on China's telecommunications and information technology industries, and on our business, are still unknown. It is possible that telecommunications infrastructure projects and related investment plans could be delayed, which could in turn influence our order flow and revenue temporarily.

REVENUES

We reorganized our operating units in the fourth quarter of 2002 in order to more accurately reflect our strategic focus. Our operations are now organized into two strategic business units: Communications Solutions and Operation Support System Solutions. Communications Solutions, or CS, includes the following business lines: network solutions, service application solutions, network security solutions and network monitoring solutions. Operation Support System Solutions, or OSS, includes our highly scalable customer care and billing software capable of automating a telecommunications carrier's key business processes, such as billing and order management. Our results of operations were previously reported under the segments "network solutions" and "software solutions."

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

                                       THREE MONTHS ENDED            YEAR ENDED
                                           MARCH 31,                DECEMBER 31,
                                      --------------------      -------------------
BUSINESS LINE                          2003          2002        2002         2001
-------------                         ------        ------      ------       ------
Communications Solutions net            53%           54%         48%          73%(1)
 of hardware costs                     ---           ---         ---          ---

Operation Support System                47%           46%         52%          27%(1)
Solutions net of hardware costs        ===           ===         ===          ===

---------------

(1) Reclassified to conform with 2002 presentation

As indicated in the foregoing table, OSS solutions revenues as a percentage of total net revenues increased from 27% in 2001 to 52% in 2002 and 47% for the first quarter of 2003. The increase in 2002 was largely attributable to our acquisition of Bonson, a leading player in China's OSS market in February of that year. We anticipate that OSS solutions revenues will account for more than 50% of our total net revenues for 2003.

Most of the projects we undertake for our customers, both in the Communications Solutions business unit and the OSS Solutions business unit include revenue from hardware, software and professional services.

HARDWARE REVENUE. We generate significant revenue through hardware sales for equipment we procure from hardware vendors on behalf of our customers. We procure hardware for our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing some equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services and software solutions.

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

We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project. Revenues in both Communications Solutions and Operation Support System Solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. We use labor costs and direct project expenses to determine the stage of completion, except for revenue associated with the procurement of hardware on behalf of the customer. We recognize such hardware-related revenues upon delivery. Since a large part of the cost of certain projects, particularly network solutions, often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue to fluctuate significantly. However, those fluctuations do not significantly affect our gross profit because hardware-related revenues generally approximate the costs of the hardware.

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

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under contracts for hardware, software and services. Our backlog at any given time includes the contracts we have signed but have not yet commenced and the portion of uncompleted contracts for which revenue has not yet been recognized. Revenues are recognized during the course of the relevant project, as described above. At March 31, 2003, our revenue backlog net of hardware costs was $41.3 million, a 2% increase over the previous quarter and a 20% decrease compared to backlog one year ago. This sequential increase is the first after three consentive decreases in 2002. We believe the increase is primarily due to a shift in focus among China's telecommunications carriers towards greater investments in value-added products and services and establishing and enhancing their management and operation support systems.

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

Research and development expenses relate to the development of new software and the enhancement and upgrading of existing software. We expense these costs as they are incurred.

Overall operating expenses include significant compensation expenses. In the third quarter of 2002, in an effort to scale our business to accommodate lower market demand, we reduced those costs through a 10% headcount reduction.

We provide most of our officers, employees and directors, with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997 and we do not intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our consolidated statement of operations as amortization of deferred stock compensation. For more information on our deferred compensation expenses, please see note 8 to our consolidated financial statements included in this report.

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

Pursuant to the income tax laws of China, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a "new technology enterprise." The effective income tax rate for "new technology enterprises" registered and operating in the Beijing Zhongguancun Science Park is 15%. "New technology enterprises," including AsiaInfo Technologies, are also exempt from Chinese state and local corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment from the local tax authorities in China for an additional three years, expiring at the end of 2003, which reduces our effective income tax rate to 10%.

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

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a "high and new technology enterprise." Subject to the approval of the relevant tax authorities, "high and new technology enterprises" registered in the Chengdu High and New Technology Industry Development Zone should be exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations, which is year 2002 for AsiaInfo Chengdu, and are entitled to a tax reduction at the rate of 15% for the subsequent years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our U.S. parent company, AsiaInfo Holdings, Inc., or our Hong Kong subsidiary, AsiaInfo H.K. Limited, or AsiaInfo H.K., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Although sales of software in China are subject to a 17% value added tax, companies that develop their own proprietary software are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Gross revenues were $30.7 million in the three-month period ended March 31, 2003, representing a increase of 7% against the comparable period in 2002. This increase was due to significant equipment delivery for certain network solution projects in the first quarter and the recognition of corresponding hardware revenues. Revenues net of hardware costs were $12.7 million in the three-month period ended March 31, 2003, representing a 5% decrease over the previous quarter and a decrease of 26% over the comparable period in 2002. OSS Solutions revenue was $6 million in the three-month period ended March 31, 2003, representing a 16% decrease over the previous quarter and a decrease of 24% over the comparable period in 2002. Communications Solutions revenue was $6.7 million in the three-month period ended March 31, 2003, representing an 8% increase over the previous quarter and a decrease of 27% over the comparable period in 2002. The year-over-year decreases in net revenues were attributable to the prolonged telecommunications industry restructuring in China.

COST OF REVENUES. Our cost of gross revenues increased 34% to $23 million in the first quarter of 2003, from $17 million in the first quarter of 2002. The increase in cost of gross revenue was mainly attributable to the significant hardware passthrough in the first quarter, described above.

GROSS PROFIT. Our gross profit of $7.5 million represented a 34% decrease in the first quarter of 2003, as compared to the first quarter of 2002. Gross profit as a percentage of gross revenues, or gross margin, decreased to 24% in the first quarter of 2003, as compared to 40% in the first quarter of 2002. Gross profit as a percentage of net revenues decreased to 59% in the first quarter of 2003, as compared to 66% in the same period of 2002. These decreases are attributable to the higher labor costs related to the expansion of our OSS business.

OPERATING EXPENSES. Total operating expenses, increased 270% to $37.7 million in the first quarter of 2003, from $10.2 million in the first quarter of 2002. This increase was due to a one-time, non-cash impairment charge of $29.8 million we recorded in the first quarter of 2003 as a result of an independent valuation of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February of 2002. In addition, we recognized an impairment change of $0.38 million for the goodwill arising from our acquisition of the minority interest in Marsec. Excluding such charges, total operating expenses would have fallen to $7.5 million, a 27% decrease over the same period in 2002.

Sales and marketing expenses decreased 30% to $2.5 million in the first quarter of 2003, from $3.6 million in the first quarter of 2002, reflecting our continued efforts to lower costs and increase operating efficiency.

Research and development expenses increased 12% to $2.5 million in the first quarter of 2003 from $2.3 million in the first quarter of 2002 due to our increased focus on developing new products and solutions for China's telecommunications carriers, such as advanced operation support systems solutions. We anticipate that our research and development expenses will continue to increase in the coming quarters.

General and administrative expenses decreased 35% to $2.3 million in the first quarter of 2003, from $3.5 million in the first quarter of 2002. We plan to continue to reduce general and administrative expenses as part of our cost cutting efforts.

INCOME (LOSS) FROM OPERATIONS. Our operating loss was $30.2 million in the first quarter of 2003, as compared to operating income of $1.1 million in the comparable period in 2002. This loss was due to the one-time, non-cash impairment charge of $30.2 million as a result of an independent valuation of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February of 2002. Excluding such impairment charge, we would have recorded a net operating income of $12,000.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $0.69 million in the first quarter of 2002 to income of $0.45 in the first quarter of 2003, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

TAX. We recorded a tax benefit of $824,000 in the first quarter mainly due to an adjustment for "cheap stock" amortization in previous periods, which are now deemed deductible.

EQUITY IN LOSS OF AFFILIATE. Equity in loss of affiliate of approximately $115,000 represented our proportionate share of the loss incurred by Intrinsic.

NET INCOME (LOSS). We recorded net loss of $29 million, or $0.66 basic loss per share, for the quarter ended March 31, 2003. Excluding the impairment charge related to Bonson, we would have had net income of $1.2 million, or $0.03 basic earnings per share, for the first quarter of 2003. We expect net revenue for the second quarter of 2003 to be between $14 to $15 million, or $0.01 to $0.02 per basic share.

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

Our accounts receivable balance at March 31, 2003 was $65 million, consisting of $20.7 million in billed receivables and $44.3 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the first quarter, our days sales outstanding were 190 days, as compared to 147 days at the end of December 31, 2002. Our billed receivables were 61 days sales outstanding and our unbilled receivables were 129 days sales outstanding. The higher day sales outstanding were caused by some aging account receivables forwarded from last year and lower revenues in the first quarter of this year.

As of March 31, 2003, we had total short-term credit facilities totaling $20 million, expiring by October, 2003, for working capital purposes, of which unused short-term credit facilities were $19.66 million at that date. At March 31, 2003, $0.34 million had been used to issue a letter of credit. Additional borrowings of approximately $0.06 million were secured by AsiaInfo Management's net assets. All the borrowings were in Renminbi. The loans carry interest 4.8% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $15.27 million as of March 31, 2003, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $141.8 million, of which $11.3 million was in short term investments and $15.3 million was in restricted cash. Restricted cash consisted of $10 million used to secure our $20 million credit facility, $4.83 million pledged as security for issuing standby letter of credits and $0.44 million held by Bonson and pledged as security for a guarantee, and $115.2 million of which was in cash and cash equivalents. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

We had net operating cash inflow of $1 million in first quarter of 2003, primarily attributable to the reduction of our inventory. Our inventory position at the end of the quarter was approximately $7 million, representing a 36% drop over the previous quarter's $11 million.

Our accounts receivable increased 31% as compared to December 31, 2002, and accounts payable increased 50%. Both of these increases were caused by significant equipment delivery for certain network solution projects in the first quarter of 2003.

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

INVESTMENT IN AFFILIATE. We account for our minority interest in Intrinsic Technology (Holdings), Ltd., or Intrinsic, using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. We conducted an asset impairment test during the fourth quarter of 2002 in connection with our private equity investments, including our 14.25% interest in Intrinsic, which is recorded on our balance sheet as an "investment in affiliate". As a result of this test, we have recorded an impairment charge of approximately $2.0 million in investments in affiliates. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an additional impairment charge in the future. As of March 31, 2003, the Company's interest in Intrinsic had been diluted from 14.25% to 14.22% due to another shareholder's exercise of warrants to purchase 37,770 shares of Intrinsic's stock. The change in our equity interest in Intrinsic is not material and the relevant loss as a result of such change has been recorded as a component of equity.

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under SFAS No.142, we have completed an annual goodwill impairment test and have recorded a one-time, non-cash impairment charge of $29.8 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson in February of 2002, as well as a $0.38 million impairment charge relating to the goodwill arising from our acquisition of the minority interest of Marsec. The impairment resulted primarily from the industry-wide equity devaluations of the past year. As the market valuation for the global telecommunications industry has declined as compared to a year ago, comparable recent transactions have involved much lower valuations and control premiums. Therefore, though we still strongly believe in the strategic benefit of the Bonson acquisition to our overall business, and have gained significant market share in the OSS area as a result of the acquisition, we have determined that an impairment charge is appropriate under applicable accounting principles. Continued deterioration of market conditions may require us to record an additional impairment charge in the future.

COMMITMENTS. Our contractual obligations consist of noncancellable operating lease agreements. As of March 31, 2003, future minimum lease payments under noncancellable operating leases are expected to be approximately $3.1 million, and become due as presented in the table below:

                                                  Operating Leases
                                                  ----------------
Less than 1 year ...............................      $1.5 million
1 to 3 years ...................................       1.6 million
4 years and thereafter                                   -
                                                      ------------
Total minimum lease payments                          $3.1 million
                                                      ============

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9.1 million in connection with China Netcom's past and future purchases of communications solutions and operation support system solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was approximately $2.1 million as of March 31, 2003. We have guaranteed China Netcom's obligations to Merchants Bank under the facility and will pay the principle and interest of the drawn loan if China Netcom defaults. The facility will expire on May 16, 2003.

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

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting for the recognition of obligations associated with the retirement of tangible long-lived assets. We adopted SFAS No. 143 on January 1, 2003. This adoption did not have a significant impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure requirements of SFAS No. 148 are effective for years ending after December 15, 2002 and are reflected in our condensed consolidated financial statements.

FACTORS AFFECTING OUR OPERATING RESULTS AND OUR COMMON STOCK

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

THE GROWTH OF OUR BUSINESS IS DEPENDENT ON GOVERNMENT TELECOMMUNICATIONS INFRASTRUCTURE AND BUDGETARY POLICY, PARTICULARLY THE ALLOCATION OF FUNDS TO SUSTAIN THE GROWTH OF THE TELECOMMUNICATIONS INDUSTRY IN CHINA.

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the State Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom has merged with China Netcom and Jitong Communication, and has been renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our net revenue. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, most of China's telecommunications carriers have indicated that their capital expenditures in 2003 will not increase significantly as compared to 2002. Continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China United Telecommunications Corporation, or China Unicom, China Mobile Communications Corporation, or China Mobile and China Netcom Group. The pre-restructuring China Telecom accounted for almost all of our revenues in 1997 and 1998. In 1999, the pre-restructuring China Telecom, together with China Unicom, accounted for almost all of our revenues. China Mobile accounted for 46% of our revenues net of hardware cost in 2002 and for 43% of our revenue backlog net of hardware cost as of March 31, 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

THE LONG AND VARIABLE SALES CYCLES FOR OUR PRODUCTS AND SERVICES CAN CAUSE OUR REVENUES AND OPERATING RESULTS TO VARY SIGNIFICANTLY FROM PERIOD TO PERIOD AND MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer's decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks and/or apply new features to their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we have recently achieved operating profitability and had net income in 1998, 2001 and 2002, we sustained net losses in 1999 and 2000. Recently, we have experienced a decline in earnings growth and had a net loss in the first quarter of 2003 after impairment charges. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial losses.

BUSINESS ACQUISITIONS WE UNDERTAKE MAY BE CHALLANGING, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS

In February of 2002, as a key component of our business and growth strategy, we acquired Bonson, a leading provider of operation support system solutions in China. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash, dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

ASSET IMPAIRMENT REVIEWS MAY RESULT IN FUTURE PERIODIC WRITE-DOWNS.

Effective January 1, 2002, we adopted SFAS No. 142 which requires us, among other things, to review goodwill and intangible assets for impairment annually. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with accounting standards, we may be required to record impairment charges. We have conducted an asset impairment test during the fourth quarter of 2002 and recorded an impairment charge of approximately $2.0 million from our investment in Intrinsic. We also recorded a one-time, non-cash impairment charge of $30.2 million as a result of an independent valuation during the first quarter of 2003 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February 2002. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

THE OUTBREAK OF SERVERE ACUTE RESPIRATORY SYNDROME MAY HAVE AN IMPACT ON OUR BUSINESS

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 or early 2003 and to have later spread to Beijing. The situation in Beijing, where our headquarters are located, is currently rather severe compared to other areas affected by SARS. Adding to the difficulties of containing the spread of SARS is that the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. The potential effects of SARS on China's telecommunications and information technology industries, and on our business, are still unknown. It is possible that telecommunications infrastructure projects and related investment plans could be delayed, which could in turn influence our order flow and revenue temporarily.

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

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED-PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell our large systems integration projects on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines.

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

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality agreements and copyright and trademark registration. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to telecommunications-related software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson, which we acquired in February, 2002, had never registered copyrights for its software products prior to the acquisition, although we subsequently registered copyrights for all of its software products. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS BY UNITED STATES COURTS AGAINST
US.

We are incorporated in the State of Delaware. However, a majority of our directors, executive officers and principal shareholders live outside the United States, principally in Beijing and Hong Kong. As a result, you may not be able to:

..  effect service of process upon us or those persons within the United States;
   or

.. enforce against us or those persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

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

In the operation support system solutions market, we compete with both international and local software and solutions providers. In the online billing segment, we compete primarily with Portal Software, MIND C.T.I. Ltd., and Zoom Networks, and in the wireless billing segment we compete mainly with more than eight local competitors, including Linkage System Integration Co. Ltd. (Changsha) and SI-TECH Computer System Engineering Ltd. (Beijing). We also expect to compete with more than ten local competitors in the fixed-line OSS market. Currently, due in part to each telecommunication provider's stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. However, multinational companies have recently formed alliances with Chinese companies to expand into China's telecommunications solutions market. For example, CSG Systems, or CSG, has formed a strategic alliance with a subsidiary of Legend Group Limited to develop a suite of customer care and billing solutions for China's telecommunications carriers. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the WTO, we anticipate the entrance of new competitors into the operation support system market.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

A small number of shareholders, including Warburg-Pincus Ventures, ChinaVest Group, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our Chairman, and Louis Lau, one of our directors, control over 50% of our voting stock. As a result, these shareholders collectively are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the nine-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2004; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended March 31, 2003. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of March 31, 2003, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $73 and decrease our annual interest income by approximately $45,365, respectively. The effect of changes in exchange rates on our results of operations has been insignificant.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

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

On October 9, 2002, the Court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through March 31, 2003, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment .........   $  7,260,000

Temporary investments, including cash and cash equivalents ...     32,800,000

Investments in subsidiaries ..................................     51,000,000

Research and development and sales and marketing expenses ....     35,550,000
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

ITEM 5. OTHER INFORMATION

ANNUAL MEETING OF STOCKHOLDERS

We held our Annual Meeting of Shareholders on April 18, 2003. For more information on the following proposals, please refer to our definitive proxy statement dated March 21, 2003, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

          DIRECTOR                 FOR                WITHHELD
          --------                 ---                --------

        James Ding             38,263,439               980,476
        Alan D. Bickell        38,088,566             1,155,349
        Steve Chang            38,380,884               863,031

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

         For                  38,933,951
         Against                 308,493
         Abstain                   1,471
                             -----------
         Total                39,243,915

(3) Our shareholders approved the AsiaInfo Holdings, Inc. 2002 Stock Option
Plan:

        For                   22,915,133
        Against                6,517,743
        Abstain                   18,228
                             -----------
        Total                 29,451,104

APPOINTMENT OF XINGSHENG ZHANG TO BOARD OF DIRECTORS

Our board of directors resolved on April 18, 2003 to appoint Xingsheng Zhang, our current President and Chief Executive Officer, as a Class II director of the Company. Xingsheng Zhang accepted the appointment and became a member of our board of directors. As with our other Class II directors, Xingsheng Zhang's current term as a director will expire at our annual meeting of stockholders to be held in 2004, at which time we anticipate that he will stand for election for a new term.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number           Description Exhibits
--------------           --------------------

2.1 Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited/***/
3.1               Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
                  June 8, 1998/*/
3.2 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999/*/
3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000/**/
3.4 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/**/
3.5               By-Laws of AsiaInfo Holdings, Inc., dated December 19,
                  2000/**/
4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1              2002 Stock Option Plan, approved and adopted as of April 18,
                  2003 /****/
10.2 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.3 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution /**/
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

/*/ Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).

/**/ Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

/***/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

/****/ Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.

(b) Reports on form 8-K

We furnished a Current Report on Form 8-K on April 22, 2003 relating to our quarterly earnings announcement for the quarter ended March 31, 2003, pursuant to the requirements of Regulation G.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AsiaInfo Holdings, Inc.

Date: May 14, 2003                 By: /s/ Ying Han
                                   -------------------------------
                                   Name:   Ying Han
                                   Title:  Chief Financial Officer
                                           (duly authorized officer
                                           and principal financial officer)

                                  Certification

I, Xingsheng Zhang, certify that:

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

Date: May 14, 2003

                                                     /s/ Xingsheng Zhang
                                                     ---------------------------
                                                     Xingsheng Zhang
                                                     Chief Executive Officer

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

Date: May 14, 2003

                                                      /s/ Ying Han
                                                      --------------------------
                                                      Ying Han
                                                      Chief Financial Officer