Form 10-Q
period 2003-06-30
ASIAINFO HOLDINGS INC
filed 2003-08-14
CIK 1100969

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

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

                                 Yes [X] No [_]

     The number of shares outstanding of the Registrant's common stock as of
                            August 11, 2003 was 44,479,447

================================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003
                                TABLE OF CONTENTS

                                                                                          Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited) ............................................     3

a)        Condensed Consolidated Statements of Operations for the three and six
          months ended June 30, 2002 and 2003 .........................................     3

b)        Condensed Consolidated Balance Sheets as of December 31, 2002 and
          June 30, 2003 ...............................................................     5

c)        Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2002 and 2003 ................................................     6

d)        Notes to Condensed Consolidated Financial Statements for the three
          and six months ended June 30, 2002 and 2003 .................................     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .......................................................    21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..................    37

Item 4.   Controls and Procedures .....................................................    37

PART II.  OTHER INFORMATION ...........................................................    38

Item 1.   Legal Proceedings ...........................................................    38

Item 2.   Changes in Securities and Use of Proceeds ...................................    39

Item 5.   Other Information ...........................................................    39

Item 6.   Exhibits and Reports on Form 8-K ............................................    40

SIGNATURE .............................................................................    42

CERTIFICATIONS ........................................................................    43

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                      Three Months Ended June 30,
                                                                                   ---------------------------------
                                                                                       2002                  2003
                                                                                   ------------          -----------
                                                                                               (unaudited)
Revenues:
  Communications solutions ....................................................    $    15,256           $    17,095
  Operation support system solutions ..........................................         21,303                 9,809
                                                                                   -----------           -----------
  Total revenues ..............................................................         36,559                26,904
                                                                                   -----------           -----------
Cost of revenues:
  Communications solutions ....................................................          9,188                12,276
  Operation support system solutions ..........................................         14,334                 7,426
                                                                                   -----------           -----------
  Total cost of revenues ......................................................         23,522                19,702
                                                                                   -----------           -----------
Gross profit ..................................................................         13,037                 7,202
                                                                                   -----------           -----------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2002: $7; 2003:
    $15 and amortization of acquired intangible assets: 2002: $338; 2003:
    nil) ......................................................................          4,809                 2,930
  General and administrative (excluding stock-based compensation: 2002:
    $73; 2003: $20 and amortization of acquired intangible assets: 2002:
    $48; 2003: $40) ...........................................................          1,472                 2,966
  Research and development (excluding stock-based compensation: 2002: $17;
    2003: $2 and amortization of acquired intangible assets: 2002: $91;
    2003:nil) .................................................................          2,345                 2,666
  Amortization of deferred stock compensation .................................             97                    37
  Amortization of acquired intangible assets ..................................            477                    40
                                                                                   -----------           -----------
  Total operating expenses ....................................................          9,200                 8,639
                                                                                   -----------           -----------
Income (loss) from operations .................................................          3,837                (1,437)
                                                                                   -----------           -----------
Other income (expense):
  Interest income .............................................................            500                   366
  Interest expense ............................................................            (30)                   (1)
  Other income (expense), net .................................................             37                   (31)
                                                                                   -----------           -----------
  Total other income, net .....................................................            507                   334
                                                                                   -----------           -----------
Income (loss) before income taxes, minority interests  and equity in loss
  of affiliate ................................................................          4,344                (1,103)
Income tax expense (benefit) ..................................................            529                  (134)
                                                                                   -----------           -----------
Income (loss) before minority interests .......................................          3,815                  (969)
Minority interests in loss of consolidated subsidiaries .......................            (45)                  (12)
Equity in loss of affiliate ...................................................           (154)                  (72)
                                                                                   -----------           -----------
Net income (loss) .............................................................    $     3,616           $    (1,053)
                                                                                   ===========           ===========
Net income (loss) per share:
  Basic .......................................................................    $      0.08           $     (0.02)
                                                                                   ===========           ===========
  Diluted .....................................................................    $      0.08           $     (0.02)
                                                                                   ===========           ===========
Shares used in computation:
  Basic .......................................................................     43,629,646            44,261,401
                                                                                   ===========           ===========
  Diluted .....................................................................     46,554,057            44,261,401
                                                                                   ===========           ===========

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                            2002                 2003
                                                                                            ----                 ----
                                                                                                   (unaudited)
Revenues:
  Communications solutions ......................................................        $    32,550         $    40,222
  Operation support system solutions ............................................             32,546              17,355
                                                                                         -----------         -----------
  Total revenues ................................................................             65,096              57,577
                                                                                         -----------         -----------
Cost of revenues:
  Communications solutions ......................................................             21,304              31,014
  Operation support system solutions ............................................             19,467              11,857
                                                                                         -----------         -----------
  Total cost of revenues ........................................................             40,771              42,871
                                                                                         -----------         -----------
Gross profit ....................................................................             24,325              14,706
                                                                                         -----------         -----------
Operating expenses:
  Sales and marketing (excluding stock-based compensation: 2002: $35;
    2003: $ 43 and amortization of acquired intangible assets: 2002: $563;
    2003: $6) ...................................................................              8,377               5,445
  General and administrative (excluding stock-based compensation: 2002:
    $165; 2003: $51 and amortization of acquired intangible assets: 2002:
    $80; 2003: $81) .............................................................              5,017               5,283
  Research and development (excluding stock-based compensation: 2002: $50;
    2003: $11 and amortization of acquired intangible assets: 2002: $152;
    2003: nil) ..................................................................              4,609               5,211
  Amortization of deferred stock compensation ...................................                250                 105
  In-process research and development ...........................................                350                   -
  Impairment of goodwill and acquired intangible assets .........................                  -              30,221
  Amortization of acquired intangible assets ....................................                795                  87
                                                                                         -----------         -----------
  Total operating expenses ......................................................             19,398              46,352
                                                                                         -----------         -----------
Income (loss) from operations ...................................................              4,927             (31,646)
                                                                                         -----------         -----------
Other income (expense):
  Interest income ...............................................................              1,233                 820
  Interest expense ..............................................................                (74)                 (2)
  Other income (expense), net ...................................................                 38                 (31)
                                                                                         -----------         -----------
  Total other income, net .......................................................              1,197                 787
                                                                                         -----------         -----------
Income (loss) before income taxes, minority interests and equity in loss
  of affiliate ..................................................................              6,124             (30,859)
Income tax expense (benefit) ....................................................                796                (958)
                                                                                         -----------         -----------
Income (loss) before minority interests .........................................              5,328             (29,901)
Minority interests in loss of consolidated subsidiaries .........................                (10)                (12)
Equity in loss of affiliate .....................................................               (281)               (187)
                                                                                         -----------         -----------
Net income (loss) ...............................................................        $     5,037         $   (30,100)
                                                                                         ===========         ===========
Net income (loss) per share:
  Basic .........................................................................        $      0.12         $     (0.68)
                                                                                         ===========         ===========
  Diluted .......................................................................        $      0.11         $     (0.68)
                                                                                         ===========         ===========
Shares used in computation:
  Basic .........................................................................         43,040,879          44,234,013
                                                                                         ===========         ===========
  Diluted .......................................................................         46,230,056          44,234,013
                                                                                         ===========         ===========

           See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                    December 31,             June 30,
                                                                                    ------------             --------
                                                                                      2002 (1)                 2003
                                                                                      --------                 ----
                                                                                                           (Unaudited)
                                   ASSETS

Current Assets:
  Cash and cash equivalents ....................................................    $   115,153             $   103,819
  Restricted cash ..............................................................         14,458                  16,055
  Short-term investments .......................................................         11,260                  11,307
  Notes receivable .............................................................             64                   2,196
  Accounts receivable, trade (net of allowance for doubtful accounts of
    $1,133 and $2,272 at December 31, 2002 and June 30, 2003, respectively) ....         49,373                  70,037
  Inventories ..................................................................         10,934                   4,710
  Other receivables ............................................................          8,758                   7,509
  Deferred income taxes - current ..............................................          1,653                   1,541
  Prepaid expenses and other current assets ....................................          3,441                   3,797
                                                                                    -----------             -----------
    Total current assets .......................................................        215,094                 220,971
Property and equipment - net ...................................................          4,046                   3,206
Goodwill .......................................................................         37,255                  11,255
Other acquired intangibles - net ...............................................          4,031                     108
Investment in affiliate ........................................................          2,808                   2,622
Deferred income taxes ..........................................................            196                     100
                                                                                    -----------             -----------
    Total Assets ...............................................................    $   263,430             $   238,262
                                                                                    ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank loans ........................................................    $        60             $        60
  Notes payable ................................................................          2,447                   2,907
  Accounts payable .............................................................         19,261                  26,855
  Other payables ...............................................................          2,483                   1,977
  Deferred revenue .............................................................          5,056                   6,898
  Accrued employee benefits ....................................................          5,083                   5,524
  Other accrued expenses .......................................................         13,226                  11,212
  Income taxes payable .........................................................          2,760                     886
  Other taxes payable ..........................................................          2,579                   1,371
                                                                                    -----------             -----------
    Total current liabilities ..................................................         52,955                  57,690
Minority interest ..............................................................            317                       -
                                                                                    -----------             -----------
Stockholders' Equity:
  Common stock, 100,000,000 shares authorized, $0.01 par value, shares
    issued and outstanding: 2002: 44,193,474; 2003: 44,265,446 .................            442                     443
  Additional paid-in capital ...................................................        200,649                 201,061
  Deferred stock compensation ..................................................           (105)                      -
  Retained earnings (accumulated deficit) ......................................          9,110                 (20,990)
  Accumulated other comprehensive income .......................................             62                      58
                                                                                    -----------             -----------
    Total stockholders' equity .................................................        210,158                 180,572
                                                                                    -----------             -----------
    Total Liabilities and Stockholders' Equity .................................    $   263,430             $   238,262
                                                                                    ===========             ===========

(1) December 31, 2002 balances were obtained from audited financial statements.

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2002             2003
                                                                           --------         --------
                                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss) ...................................................    $  5,037         $(30,100)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation ........................................................       1,433            1,103
  Amortization of other acquired intangible assets ....................         795               87
  Impairment of goodwill and acquired intangible assets ...............           -           30,221
  In-process research and development .................................         350                -
  Amortization of deferred stock compensation .........................         250              105
  Deferred income taxes ...............................................        (240)             208
  Minority interest in loss of consolidated subsidiaries ..............          10               12
  Equity in loss of an affiliate ......................................         281              187
  Loss on disposal of property and equipment ..........................          15               32
  Bad debt expense ....................................................         (14)           1,139
  Stocks issued for services and other ................................           -              179
  Changes in operating assets and liabilities, net of effects of business acquired:
    Restricted cash ...................................................       4,606           (1,597)
    Notes receivable ..................................................           -           (2,132)
    Accounts receivable ...............................................       3,822          (21,803)
    Inventories .......................................................        (865)           6,224
    Other receivables .................................................         120            1,232
    Prepaid expenses and other current assets .........................        (537)            (357)
    Notes payable .....................................................           -              460
    Accounts payable ..................................................        (386)           7,594
    Other payables ....................................................          (5)            (450)
    Deferred revenue ..................................................      (1,187)           1,842
    Accrued employee benefits .........................................        (495)             441
    Other accrued expenses ............................................       2,345           (2,014)
    Income taxes payable ..............................................         356           (1,795)
    Other taxes payable ...............................................        (279)          (1,208)
                                                                           --------         --------
Net cash provided by (used in) operating activities ...................      15,412          (10,390)
                                                                           --------         --------
Cash flows from investing activities:
  Decrease (increase) in short-term investments .......................      25,794              (47)
  Purchases of property and equipment .................................        (618)            (295)
  Increase in loan receivable .........................................      (3,572)               -
  Purchase of a subsidiary, net of cash acquired ......................     (26,041)            (205)
                                                                           --------         --------
Net cash used in investing activities .................................      (4,437)            (547)
                                                                           --------         --------

                             ASIAINFO HOLDINGS, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)--(CONTINUED)
               (In US Dollars thousands, except per share amounts)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              -----------------------
                                                                                2002          2003
                                                                              ---------     ---------
                                                                                    (unaudited)
Cash flows from financing activities:
  Increase in short-term bank loans ....................................      $   1,957     $       -
  Repayment of short-term bank loans ...................................         (5,220)            -
  Proceeds on exercise of stock options ................................          2,441            33
  Distribution to minority shareholder of consolidated subsidiaries ....           (217)         (427)
                                                                              ---------     ---------
  Net cash used in financing activities ................................         (1,039)         (394)
                                                                              ---------     ---------
  Net increase (decrease) in cash and cash equivalents: ................          9,936       (11,331)
Cash and cash equivalents at beginning of period .......................        110,635       115,153
Effect of exchange rate changes on cash and cash equivalents ...........             33            (3)
                                                                              ---------     ---------
Cash and cash equivalents at end of period .............................      $ 120,604     $ 103,819
                                                                              =========     =========
Supplemental cash flow information:
  Cash paid during the period:
  Interest .............................................................      $      47             -
                                                                              =========     =========
  Income taxes .........................................................      $     246     $     481
                                                                              =========     =========

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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

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

On December 31, 2001, AsiaInfo Technologies formed a wholly owned subsidiary, AsiaInfo Technologies (Chengdu), Inc. ("AI Chengdu"), with an initial operating term of 15 years to provide operational support for systems integration projects.

Guangdong Wangying Communications Technology Co., Ltd. ("Wangying") (40% owned, but controlled by AsiaInfo Technologies) was established on September 6, 2000 with an initial operating term of 4 years for a particular customer project in the PRC. As of July 25, 2003, Wangying has been dissolved.

Marsec, through its wholly owned subsidiary, provides network security consulting and services in the PRC. In September 2001, the Company exercised warrants to purchase 200,000 additional voting preferred shares of Marsec at $3.50 a share, increasing its investment in Marsec from 75% to 79%. On January 22, 2003, the Company entered into an agreement to acquire the remaining 250,000 common shares of Marsec, thereby increasing its ownership interest in Marsec from 79% to 100%. The aggregate acquisition price consisted of 14,375 shares of the Company's common stock and approximately $150 in cash. The total consideration was recorded as goodwill on the date of the transaction but management believed such goodwill was impaired. As a result, the full amount was charged to the impairment of goodwill and acquired intangible assets in the condensed consolidated statements of operations.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

On April 27, 2001, the Company invested approximately $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly owned subsidiaries in the PRC. As of June 30, 2003, the Company's interest in Intrinsic had been diluted from 14.25% to 14.22% due to another shareholder's exercise of warrants to purchase 37,770 shares of Intrinsic's stock.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson, a leading developer of wireless telecommunications software and solutions, operating through its subsidiary AsiaInfo Management Software, Inc. (formerly Guangzhou Bonson Technology Limited) ("AsiaInfo Management"), based in Guangzhou, China, for $32,763 in cash, including a holdback of $105 which was paid in June 2003, and the issuance of 1,031,686 shares of the Company's common stock.

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

In the Company's opinion, all adjustments necessary for a fair presentation of the unaudited results of operations for the three months and six months ended June 30, 2002 and 2003 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The Company's revenue is derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and systems integration, and is recognized based on the percentage of completion method. Revenues in both communications solutions and operation support system solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

Revenue in both communications solutions and operation support system solutions include the benefit of the rebate of value added taxes on sales of software received from the Chinese tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $613 and $355 for the three months ended June 30, 2002 and 2003, respectively, and $1,263 and $848 for the six months ended June 30, 2002 and 2003, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $28,767 at December 31, 2002 and $49,729 at June 30, 2003. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2002 and June 30, 2003, the balance of trade accounts receivable of $20,606 and $20,308, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by China's Ministry of Finance. The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included an adjustment to record goodwill from business acquisitions and the related impairment provisions, and an adjustment to recognize compensation expense on the issuance of stock options.

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

The financial records of the Company's PRC subsidiaries are maintained in Renminbi ("RMB"), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on June 30, 2003 was US$1.00=RMB8.2774. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                    Three Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

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

In November 2002, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial statements.

Reclassifications - Certain comparative figures have been reclassified to conform to current period's presentation.

2.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3.   SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions that have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of June 30, 2003.

4.   NOTES RECEIVABLE

At December 31, 2002 and June 30, 2003, the balances of notes receivable of $64 and $2,196, respectively, represented bank acceptance drafts that are non-interest bearing and due within six months.

5.   COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                      2002                2003
                                                     ------             --------

Net income (loss) ...............................    $3,616             $(1,053)
Change in cumulative translation adjustment .....        21                  (8)
                                                     ------             --------
Comprehensive income (loss) .....................    $3,637             $(1,061)
                                                     ======             ========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

5.   COMPREHENSIVE INCOME - CONTINUED

                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                     2002                2003
                                                    ------             ---------

Net income (loss) ..............................    $5,037             $(30,100)
Change in cumulative translation adjustment ....        37                   (4)
                                                    ------             ---------
Comprehensive income (loss) ....................    $5,074             $(30,104)
                                                    ======             =========

6.   SHORT-TERM BANK LOANS

As of December 31, 2002 and June 30, 2003, the Company had total short-term credit facilities for working capital purposes totaling $20,000 and $32,081 expiring by October 2003 and June 2004, respectively. The facilities were secured by bank deposits of $10,000 as of December 31, 2002 and June 30, 2003, respectively. At December 31, 2002, unused short-term credit facilities were $18,574 and used facilities totaled $1,426. The used facilities were pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $4,458 were used for issuing standby letters of credit and guarantees as of December 31, 2002. At June 30, 2003, unused short-term credit facilities were $31,638 and used facilities totaled $443. The used facilities are pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $6,055 were used for issuing standby letters of credit and guarantees as of June 30, 2003. Bank deposits pledged as security for these credit facilities totaled $14,458 and $16,055 as of December 31, 2002 and June 30, 2003, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2002 and June 30, 2003, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% and secured by AsiaInfo Management's assets.

7.   NOTES PAYABLE

At December 31, 2002 and June 30, 2003, the balances of notes payable of $2,447 and $2,907, respectively, represented commercial notes of $1,245 and $2,868, and bank acceptance drafts of $1,202 and $39, that are non-interest bearing and due within six months.

8.   INCOME TAXES

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes, minority interests and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                           2002                 2003
                                                                          ------               ------
US federal rate ......................................................        35%                 (35%)
Difference between statutory rate and foreign effective tax rate .....       (22)                   1
Change in valuation allowance ........................................        (4)                  23
Expenses not deductible for tax purposes-deferred stock compensation
 expense and other ...................................................         3                   (1)
                                                                          ------               ------
                                                                              12%                 (12%)
                                                                          ======               ======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

8.    INCOME TAXES - CONTINUED                                                  Six Months Ended June 30,
                                                                               ---------------------------
                                                                                2002                 2003
                                                                               ------               ------
US federal rate ..........................................................        35%                (35%)
Difference between statutory rate and foreign effective tax rate .........       (22)                 25
Change in valuation allowance ............................................        (3)                  2
Benefit of stock option deduction ........................................         -                  (3)
Non-deductible goodwill and intangible expenses ..........................         -                   8
Expenses not deductible for tax purposes-deferred stock compensation
expense and other ........................................................         3                   -
                                                                               ------               ------
                                                                                  13%                 (3%)
                                                                               ======               ======

9.    CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                                  Outstanding options weighted average
                                            Number of shares            exercise price per share
                                            ----------------      ------------------------------------
Outstanding, January 1, 2003:                  9,885,565                      $  8.14
Granted ............................              80,750                         5.25
Cancelled ..........................            (404,524)                       10.61
Exercised ..........................              (3,100)                        3.83
                                            ----------------      ------------------------------------
Outstanding, March 31, 2003 ........           9,558,691                      $  8.01
                                            ================      ====================================

Granted ............................             807,000                         4.20
Cancelled ..........................            (454,957)                        9.92
Exercised ..........................              (6,650)                        3.11
                                            ----------------      ------------------------------------
Outstanding, June 30, 2003 .........           9,904,084                      $  7.62
                                            ================      ====================================

The exercise price of all options granted during the three months and the six months ended June 30, 2003 was equal to the fair market value of the Company's common stock on the dates of grant.

10.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

                                                                               Three Months Ended June 30,
                                                                               ---------------------------
                                                                                2002                2003
                                                                               -------            --------
Net income (loss) as reported ...........................................      $ 3,616            $(1,053)
Add: Stock-based compensation included in reported net income (loss) ....           97                 37

Deduct: Total stock-based compensation expense
 Under SFAS 123, net of tax effect ......................................       (4,235)            (4,817)
                                                                               -------            --------

Pro forma net loss ......................................................      $  (522)           $(5,833)
                                                                               =======            ========
Basic and diluted net income (loss) per share:                                 $  0.08            $ (0.02)
                                                                               =======            ========
Reported basic net income (loss) per common share
Reported diluted net income (loss) per common share                            $  0.08            $ (0.02)
                                                                               =======            ========
Pro forma net income (loss) per common share                                   $ (0.01)           $ (0.13)
                                                                               =======            ========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

10.   ACCOUNTING FOR STOCK-BASED COMPENSATION - CONTINUED

                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                2002                2003
                                                                               -------            --------
Net income (loss) as reported ...........................................      $ 5,037            $(30,100)
Add: Stock-based compensation included in reported net income loss) .....          250                 105
Deduct: Total stock-based compensation expense
 Under SFAS 123, net of tax effect ......................................       (8,110)            (10,904)
                                                                               -------            --------
Pro forma net loss                                                             $(2,823)           $(40,899)
                                                                               =======            ========
Basic and diluted net income (loss) per share:
   Reported basic net income (loss) per share ...........................      $  0.12            $  (0.68)
                                                                               =======            ========
   Reported diluted net income (loss) per share .........................      $  0.11            $  (0.68)
                                                                               =======            ========
Pro forma net income (loss) per common share ............................      $ (0.07)           $  (0.92)
                                                                               =======            ========

11.   NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                        Three Months Ended June 30,
                                        ---------------------------
                                            2002           2003
                                        ------------   ------------
Net income (numerator):
    Net income (loss)
       Basic and diluted ...........    $      3,616   $     (1,053)
                                        ============   ============
Shares (denominator):
    Weighted average
       Common Stock Outstanding ....      43,629,646     44,261,401
                                        ------------   ------------
    Basic ..........................      43,629,646     44,261,401
    Options (Treasury Method) ......       2,924,411              -
                                        ------------   ------------
    Diluted ........................      46,554,057     44,261,401
                                        ============   ============
Net income (loss) per share:
    Basic ..........................    $       0.08   $      (0.02)
                                        ============   ============
    Diluted ........................    $       0.08   $      (0.02)
                                        ============   ============

                                         Six Months Ended June 30,
                                        ---------------------------
                                            2002           2003
                                        ------------   ------------
Net income (numerator):
    Net income (loss)
       Basic and diluted ...........    $      5,037   $    (30,100)
                                        ============   ============
Shares (denominator):
    Weighted average
       Common Stock Outstanding ....      43,040,879     44,234,013
                                        ------------   ------------
    Basic ..........................      43,040,879     44,234,013
    Options (Treasury Method) ......       3,189,177              -
                                        ------------   ------------
    Diluted ........................      46,230,056     44,234,013
                                        ============   ============
Net income (loss) per share:
    Basic ..........................    $       0.12   $      (0.68)
                                        ============   ============
    Diluted ........................    $       0.11   $      (0.68)
                                        ============   ============

As of June 30, 2002, the Company had 1,269,800 options outstanding that could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

11.   NET INCOME (LOSS) PER SHARE - CONTINUED

computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

As of June 30, 2003, the Company had 9,904,084 options outstanding that could have potentially diluted EPS in the future, but which were excluded in the computation of diluted EPS in these periods, as their effect would have been antidilutive due to the net loss reported in these periods.

12.   ACQUISITION

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                                        At February 6, 2002
                                                                        -------------------
Current assets                                                              $ 27,517
Property, plant, and equipment                                                   843
Intangible assets                                                              6,130
Goodwill                                                                      35,067
Deferred tax assets                                                                4
                                                                        -------------------
         Total assets acquired                                                69,561
Current liabilities                                                          (17,737)
Deferred tax liabilities                                                        (434)
                                                                        -------------------
         Total liabilities assumed                                           (18,171)
                                                                        -------------------
         Net assets acquired                                                $  51,390
                                                                        ===================

The total purchase price had been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows:

Purchase Price Allocation:
  Fair market value of net tangible assets acquired at
    February 6, 2002                                         $10,627
Intangible assets acquired:                                              Economic Life
                                                                        ---------------
  Core technology                                              1,280     3.5 years
  Trade name                                                     700     Indefinite
  Indefinite contract backlog                                  2,700     2 years
  Favorable lease                                                400     2.1 years
  License                                                        700     Indefinite
  In-process technology                                          350
  Goodwill                                                    35,067     Indefinite
  Deferred tax liabilities                                      (434)
                                                             -------
                                                             $51,390
                                                             =======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

12.   ACQUISITION - CONTINUED

The Company recorded a one-time charge of $350 at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's management and Benson's management.

The goodwill of $35,067 arising from the acquisition was assigned to the operation support system segment and is not expected to be deductible for tax purposes.

During the quarter ended March 31, 2003, the Company completed the annual impairment test for the goodwill and other acquired intangible assets of Bonson and concluded that an impairment of $29,836 of the recorded goodwill and other acquired intangible assets of Bonson was necessary due to industry-wide equity devaluations of the past year. Both an income (discounted cash flow) approach and a market (guideline company) approach were employed to determine the fair value of the net assets of Bonson. The fair value was then allocated among all the assets of Bonson at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill to determine the amount of impairment loss. The impaired goodwill of $26,000 and other acquired intangible assets of $3,836 are related to the operation support system solutions segment. After the impairment is recorded, the remaining goodwill and other acquired intangible assets of Bonson are $9,067 and $148, respectively.

The following selected unaudited pro forma combined results of operations for the three months and six months ended June 30, 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of that period. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended June 30,      Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                   2002                            2002
------------------------------------------------------------------------------------------------------------------
Total revenue                                                           $    36,559                    $    65,627
------------------------------------------------------------------------------------------------------------------
Net income                                                                    3,616                          4,716
------------------------------------------------------------------------------------------------------------------
Net income per share
------------------------------------------------------------------------------------------------------------------
  - Basic                                                               $      0.08                    $      0.11
------------------------------------------------------------------------------------------------------------------
  - Diluted                                                             $      0.08                    $      0.10
------------------------------------------------------------------------------------------------------------------
Shares used in calculation of net income per share
------------------------------------------------------------------------------------------------------------------
  - Basic                                                                43,802,176                     44,213,409
------------------------------------------------------------------------------------------------------------------
  - Diluted                                                              46,726,587                     46,402,586
------------------------------------------------------------------------------------------------------------------

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

                            ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)


13.   SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)


13.   SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED


                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                2002                2003
                                                               -------             -------
                                                                       (unaudited)
Revenues net of hardware cost:
Communications solutions net of hardware cost ..............   $ 9,603             $ 7,101
Operation support system solutions .........................    10,009             $ 5,655
                                                               -------             -------
Consolidated revenues net of hardware cost .................   $19,612             $12,756
Consolidated cost of sales net of hardware cost ............     6,575               5,554
                                                               -------             -------
Consolidated gross profit ..................................   $13,037             $ 7,202
                                                               =======             =======

Gross profit:
Communications solutions ...................................   $ 6,069             $ 4,820
Operation support system solutions .........................     6,968               2,382
                                                               -------             -------
Consolidated gross profit ..................................   $13,037             $ 7,202
                                                               =======             =======

                                                                Six Months Ended June 30,
                                                               ---------------------------
                                                                2002                2003
                                                               -------             -------
                                                                       (unaudited)
Revenues net of hardware cost:
Communications solutions net of hardware cost ..............   $18,776             $13,782
Operation support system solutions .........................    17,910              11,692
                                                               -------             -------
Consolidated revenues net of hardware cost .................    36,686              25,474
Consolidated cost of sales net of hardware cost ............    12,361              10,768
                                                               -------             -------
Consolidated gross profit ..................................   $24,325             $14,706
                                                               =======             =======

Gross profit:
Communications solutions ...................................   $11,246             $ 9,208
Operation support system solutions .........................   $13,079             $ 5,498
                                                               -------             -------
Consolidated gross profit ..................................   $24,325             $14,706
                                                               =======             =======

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

13.   SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED

The 2002 information has been reclassified to conform to the current operating segments.

For the six months ended June 30, 2002 and 2003, almost all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2002 and June 30, 2003, 99% of the Company's long-lived assets are located in the People's Republic of China.

Effective July 1, 2003, the Company has reorganized its operating structure so that its operations focus on specific customers, rather than product areas. Instead of marketing and selling its products and services through its two former SBUs, CS and OSS, the Company now has one point of sales contact per major customer - thus streamlining its relationship with the customers, and its interaction with them.

14.   COMMITMENTS AND CONTINGENCIES

IPO Litigation

On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its current officers and directors and the underwriters of the Company's initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's common stock in the aftermarket as conditions to their purchasing shares in the Company's IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs' alleged purchases of the Company's common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management.

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. On October 9, 2002, the Court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against the Company under the anti-fraud provisions of the securities laws, the Court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss such claims as to the Company and as to substantially all of the other issuer defendants. The Court also denied the underwriter defendants' motion to dismiss in all respects.

In June 2003, based on a decision made by a special independent committee of its board of directors, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                     Six Months Ended June 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)


14.   COMMITMENTS AND CONTINGENCIES - CONTINUED

current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company's directors' and officers' liability insurance policies would also cover the defense and potential exposure in the suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on the Company's consolidated financial condition, results of operations or cash flows.

Warranty Costs

The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the 6 months ended June 30, 2003 were as follows:

Balance, beginning of period ...................................      $2,229
Payments made ..................................................         (27)
Change in liability for warranties issued during the period ....         242
                                                                      ------
Balance, end of period .........................................      $2,444
                                                                      ======

15.   RELATED PARTY TRANSACTION

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China Netcom's past and future purchases of communications solutions and operation support system solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was approximately $2,055 as of June 30, 2003. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility and agreed to pay principal and interest on the drawn loan if China Netcom defaulted.

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

OVERVIEW

We are a leading provider of telecommunications network solutions and software solutions in China. Our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their telecommunications infrastructure. Our customers are primarily the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China United Telecommunication Corporation, or China Unicom, China Network Communications Group Corporation, or China Netcom Group and China Telecommunications Corporation, or China Telecom.

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

In recent periods, we have marketed and sold our products and services through two strategic business units, or SBUs: Communications Solutions, or CS, and Operation Support System Solutions, or OSS. Communications Solutions offered network infrastructure solutions, service application solutions, network security solutions and network monitoring solutions. Operation Support System Solutions offered customer care and billing, customer relationship management (including business intelligence and decision support systems) and order fulfillment management solutions for telecommunications providers. Effective July 1, 2003, we have reorganized our operating structure so that our business operations focus on specific customers, rather than product areas. For more information on our new operating structure, please see the discussion below in
Item 5 of Part II of this report, under the heading "New Operating Structure." Because this change took effect at the beginning of the third quarter of 2003, our second quarter operating results are discussed in this report on the basis of our old operating structure.

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On February 6, 2002, we completed our acquisition of Bonson Information Technology Holdings Limited, or Bonson, a leading provider of operation support systems solutions to wireless telecommunications carriers in China. Bonson's operating results have been consolidated with our operating results from the date of acquisition. In view of the Bonson acquisition and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

IMPACT OF SARS OUTBREAK.  The outbreak of Severe Acute Respiratory Syndrome, or

SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter 2003 revenues by disrupting travel throughout China and causing delays in service delivery to our customers. In addition, the outbreak of SARS interrupted our collection efforts, causing our accounts receivable and days sales outstanding to increase. Although the spread of SARS in China appears to have been contained, and the World Health Organization has lifted its travel advisories, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Any future re-emergence or worsening of the SARS epidemic could have an adverse impact on our business.

IMPACT OF GOODWILL IMPAIRMENT. In connection with our acquisition of Bonson, we paid the former shareholders of that company $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock (which were valued at approximately $18 million at the time the acquisition was announced). During the first quarter of 2003, we completed an annual impairment test as required by Statement of Financial Accounting Standard ("SFAS") No.142 and recorded a one-time, non-cash impairment charge of $29.8 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson. In addition, during the first quarter of 2003 we recorded a goodwill impairment of $0.38 million in connection with our acquisition of the minority interest in our subsidiary, Marsec Holdings, Inc. The impairments resulted primarily from the industry-wide equity devaluations of the past year. Continued deterioration of market conditions may require us to record additional impairment charges in the future.

IMPACT OF TELECOMMUNICATIONS INDUSTRY RESTRUCTURING. As a result of a restructuring in China's telecommunications industry that occurred in 2002, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our net revenue and profitability. According to China's Ministry of Information Industry, or MII, overall capital expenditure by telecommunications service providers decreased by 20% to $24.6 billion in 2002. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, most of China's telecommunications carriers have indicated that their capital expenditures in 2003 will not increase significantly as compared to 2002. Continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. At the same time, however, we expect the investment focus of our customers to continue to shift towards value-added products and services, including establishing and enhancing their management and operation support systems, which we believe will bring growth opportunities to our business.

REVENUES

In recent periods we have marketed and sold our products and services through two strategic business units: Communications Solutions and Operation Support System Solutions. Communications Solutions, or CS, includes network solutions, service application solutions, network security solutions and network monitoring solutions. Operation Support System Solutions, or OSS, includes our highly scalable customer care and billing software capable of automating a telecommunications carrier's key business processes, such as billing and order management.

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

                                     SIX MONTHS ENDED            YEAR ENDED
                                         JUNE 30,               DECEMBER 31,
                                   --------------------      -------------------
BUSINESS LINE                       2003          2002        2002        2001
-------------                      ------        ------      ------      ------
Communications Solutions net           54%           51%         48%         73%(1)
 of hardware costs                 ------        ------      ------      ------
Operation Support System               46%           49%         52%         27%(1)
Solutions net of hardware costs    ======        ======      ======      ======

---------------

(1) Reclassified to conform with 2002 presentation

As indicated in the foregoing table, OSS solutions revenues increased as a percentage of total net revenues from 27% in 2001 to 52% in 2002, and decreased to 46% for the first half of 2003. The increase in 2002 was largely attributable to our acquisition of Bonson, a leading player in China's OSS market in February of that year. One of the reasons for the decrease in the first half of 2003 was an increase in revenues from services applications solutions in our CS business unit.

Because we offer our products and services to our customers on a total-solutions basis, most of the projects we undertake for our customers include revenue for hardware, software and professional services.

HARDWARE REVENUE. We generate significant revenue through hardware sales for equipment we procure from hardware vendors on behalf of our customers. We procure hardware for our customers as part of our strategy of offering total solutions. We minimize our exposure to hardware risks by sourcing some equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services and software.

SOFTWARE LICENSE REVENUE. We generate revenue in the form of fees received from customers for licenses to use our software products in perpetuity. We also include in revenue the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry.

SERVICES REVENUE. Services revenue consists of revenue for the professional services we provide to our customers for network planning, design and systems integration, software customization and installation, and related training services.

We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project. Revenues in both Communications Solutions and Operation Support System Solutions from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. We use labor costs and direct project expenses to determine the stage of completion, except for revenue associated with the procurement of hardware, which we recognize upon delivery of the hardware to the customer. Since a large part of the cost of certain projects, particularly network infrastructure solutions projects, often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue and inventory level to fluctuate significantly. However, those fluctuations do not significantly affect our gross profits because hardware-related revenues generally approximate the costs of the hardware.

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

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under contracts for hardware, software and services. Our backlog at any given time includes the contracts we have signed but have not yet commenced and the portion of uncompleted contracts for which revenue has not yet been recognized. Revenues are recognized during the course of the relevant project, as described above. At June 30, 2003, our revenue backlog net of hardware costs was $44.7 million, an 8% increase as compared to the end of the previous quarter and relatively unchanged as compared to our backlog at the end of the corresponding period one year ago. This sequential increase is the second consecutive increase after three consecutive decreases in 2002. We believe the sequential increase in our backlog is primarily due to a shift in focus among China's telecommunications carriers towards greater investment in value-added products and services and towards establishing and enhancing their management and operation support systems.

COST OF REVENUES

Our costs of revenues include hardware costs, software-related costs and compensation and travel expenses for the professionals involved in the relevant projects.

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

OPERATING EXPENSES

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets and deferred stock compensation. Compensation expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the enhancement and upgrading of existing software. We expense such costs as they are incurred.

We provide most of our officers, employees and directors with stock options. In the past, we granted a number of options with exercise prices below the fair market value of the related shares at the time of grant, resulting in deferred compensation expenses. Most of the options granted with exercise prices below fair market value on the date of grant were issued prior to 1997 and we do not intend to issue options below fair market value in the future. Therefore, our deferred compensation expenses have been significantly higher historically than we expect them to be in future years. The difference between the exercise price and the fair market value of the related shares is amortized over the vesting period of the options and reflected on our consolidated statement of operations as amortization of deferred stock compensation. For more information on our deferred compensation expenses, please see note 10 to our consolidated financial statements included in this report.

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

Pursuant to the income tax laws of China, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a "new technology enterprise." The effective income tax rate for "new technology enterprises" registered and operating in the Beijing Zhongguancun Science Park is 15%, while the local income tax will be exempted as long as the enterprise holds the "new technology enterprise" status. "New technology enterprises" are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment as an "advanced technology enterprise" for a three-year period from January 1, 2001 to December 31, 2003 with the effective income tax rate of 10%. Beginning from January 1, 2004, as a "new technology enterprise" set up in Beijing Zhongguancun Science Park, the effective income tax rate for AsiaInfo Technologies will be 15%. As long as AsiaInfo Technologies maintains the "new technology enterprise" status, it will be exempted from Chinese local corporate income tax.

AsiaInfo Management is registered and operates in the High and New Technology Industry Development Zone in Guangzhou, China, and is classified as a "high and new technology enterprise." The effective income tax rate, subject to the approval of the relevant tax authorities, for "high and new technology enterprises" registered in High and New Technology Industry Development Zones is 15%. "High and new technology enterprises" are also exempt from Chinese state and local corporate income tax for two years, beginning with their first profitable year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Management expired on December 31, 2001 and the 50% tax reduction will expire on December 31, 2004.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a "high and new technology enterprise." Subject to the approval of the relevant tax authorities, "high and new technology enterprises" registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations, which was year 2002 for AsiaInfo Chengdu, and are entitled to a tax reduction at the rate of 15% in subsequent years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Although sales of software in China are subject to a 17% value added tax, companies that develop their own software and have the software registered are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Our gross revenues were $26.9 million and $57.6 million, respectively, in the three- and six-month periods ended June 30, 2003, representing decreases of 26% and 12% against the comparable periods in 2002. These decreases were primarily attributable to the impact of the SARS outbreak in China, which caused delays in our service delivery to our customers and corresponding delays in revenue recognition. Revenues net of hardware costs were $12.8 million and $25.5 million, respectively, in the three- and six-month periods ended June 30, 2003, representing decreases of 35% and 31% against the comparable periods in 2002. OSS Solutions net revenues were $5.7 million and $11.7 million, respectively, in the three- and six-month periods ended June 30, 2003, representing decreases of 44% and 35% against the comparable periods in 2002. Communications Solutions net revenues were $7.1 million and $13.8 million, respectively, in the three- and six-month periods ended June 30, 2003, representing decreases of 26% and 27% against the comparable periods in 2002. In addition to the impact of SARS, the year-over-year decreases in net revenues were attributable to the prolonged telecommunications industry restructuring in China and its year-over-year decreased capital expenditure spending in 2002 which impacted our first half of 2003 revenue.

COST OF REVENUES. Our cost of revenues decreased 16% to $19.7 million, as compared to the same period in 2002. This decrease in costs of revenues were attributable to the overall decrease in revenues.

GROSS PROFIT. Our gross profit was $7.2 million and $14.7 million, respectively, in the three- and six-month periods ended June 30, 2003, representing decreases of 45% and 40% against the comparable periods in 2002. Gross profit as a percentage of gross revenues, or gross margin, decreased to 27% and 26%, respectively, in the three- and six-month periods ended June 30, 2003, as compared to 36% and 37% in the comparable periods of 2002. Gross profit as a percentage of net revenue decreased to 56% and 58%, respectively, in the three- and six-month periods ended June 30, 2003, as compared to 66% and 66% in the comparable periods of 2002. These decreases were primarily attributable to higher labor costs related to the expansion of our OSS business.

OPERATING EXPENSES. Total operating expenses decreased 6% to $8.6 million in the three-month period ended June 30, 2003, from $9.2 million in the comparable period in 2002. This decrease resulted largely from a decrease in sales and marketing expenses.

Sales and marketing expenses decreased 39% and 35%, respectively, to $2.9 million and $5.4 million in the three- and six-month periods ended June 30, 2003, reflecting our continued efforts to consolidate our sales force and increase operating efficiency.

Research and development expenses increased 14% and 13%, respectively, to $2.7 million and $5.2 million, in the three- and six-month periods ended June 30, 2003, against the comparable periods in 2002 due to our increased focus on developing new products and solutions to increase our competitive advantages.

General and administrative expenses increased 102% and 5%, respectively, to $2.9 million and $5.3 million, in the three- and six-month periods ended June 30, 2003, against the comparable periods in 2002. The year-over-year increase for the second quarter of 2003 was due largely to the collection of bad debt in the amount of $1 million which took place in the second quarter of 2002 and drove the general and administrative expenses below typical levels in that period. In addition, general and administrative expenses in the second quarter of 2003 included a $200,000 compensation expense related to a restricted stock award to our new Chief Executive Officer.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $0.5 million and $1.2 million, respectively, in the three- and six-month periods ended June 30, 2002 to income of $0.3 million and $0.8 million in the three- and six-month periods ended June 30, 2003, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and six-month periods ended June 30, 2003, equity in loss of affiliate of approximately $0.07 million and $0.19 million, respectively, represented our proportionate share of losses incurred by Intrinsic, in which we hold a minority stake.

NET INCOME (LOSS). We recorded a net loss of $1.1 million, or $0.02 basic loss per share, for the quarter ended June 30, 2003. We expect net revenue for the third quarter of 2003 to be between $14 to $15 million, or $0.01 to $0.02 per basic share.

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

Our accounts receivable balance at June 30, 2003 was $70 million, consisting of $20.3 million in billed receivables and $49.7 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of those receivables to be relatively long.

At the end of the second quarter, our days sales outstanding were 219 days, as compared to 190 days at the end of the first quarter of 2003. Our billed receivables were 64 days sales outstanding and our unbilled receivables were 155 days sales outstanding. The higher day sales outstanding were caused by the increased account receivables level and the smaller revenue base resulting from the SARS outbreak in China. We had negative operating cash flow of $9.8 million in second quarter of 2003, primarily attributable to delayed cash collections resulting from the SARS outbreak in China.

As of June 30, 2003, we had total short-term credit facilities totaling $32.1 million, expiring by June 2004, for working capital purposes, of which unused short-term credit facilities were $31.6 million at that date. At June 30, 2003, $0.5 million had been used to issue letters of credit and bank guarantees. Additional borrowings of approximately $0.06 million were secured by AsiaInfo Management's net assets. All the borrowings were in Renminbi. The loans carry interest at a rate of 4.8% per annum and are repayable within one year. Bank deposits pledged as security for those bank loans and short-term credit facilities totaled $16.1 million as of June 30, 2003, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $131.2 million, of which $11.3 million was in short term investments, $16.1 million was in restricted cash, and $103.8 million was in cash and cash equivalents. Restricted cash consisted of $10 million used to secure our $32.1 million credit facility, $5.6 million pledged as security for issuing standby letters of credit and $0.5 million held by AsiaInfo Management and pledged as security for guarantees. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

As of June 30, 2003, our inventory position was $4.7 million, down from $7 million at the end of the first quarter of 2003. This decrease was attributable to equipment deliveries for several large projects during the second quarter of 2003.

Our contractual obligations consist of noncancellable operating lease agreements. As of June 30, 2003, future minimum lease expenses under noncancellable operating leases are expected to be approximately $3.0 million, and become due as presented in the table below:

                                          Operating Leases
                                          ----------------

Less than 1 year ......................     $1.8 million
1 to 3 years ..........................      1.2 million
4 years and thereafter ................        -
                                            ------------
Total minimum lease expenses ..........     $3.0 million
                                            ============

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of those financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, investment in affiliate, goodwill and other intangible assets, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under SFAS No.142, we have completed an annual goodwill impairment test and have recorded a one-time, non-cash impairment charge of $29.8 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson in February of 2002, as well as a $0.38 million impairment charge relating to the goodwill arising from our acquisition of the minority interest of Marsec. The impairment resulted primarily from the industry-wide equity devaluations of the past year. Continued deterioration of market conditions may require us to record additional impairment charges in the future.

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

In November 2002, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

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

Virtually all of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. China Mobile accounted for 46% of our revenues net of hardware cost in 2002 and for 45% of our revenue backlog net of hardware cost as of June 30, 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits.

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

A large part of the contract amount of a network solutions project usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of contract services revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues and inventory level to fluctuate significantly. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

WE HAVE SUSTAINED LOSSES IN PRIOR YEARS AND MAY INCUR SLOWER EARNINGS GROWTH, EARNINGS DECLINES OR NET LOSSES IN THE FUTURE.

Although we had net income in 1998, 2001 and 2002, we sustained net losses in 1999 and 2000. Recently, we have experienced a decline in earnings growth and had net losses in the first quarter of 2003 (after impairment charges) and in the second quarter of the year due to impact of SARS. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume, generating revenue and delivering services could result in substantial losses.

BUSINESS ACQUISITIONS WE UNDERTAKE MAY BE CHALLENGING, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS

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

SERVERE ACUTE RESPIRATORY SYNDROME MAY HAVE AN IMPACT ON OUR BUSINESS

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter revenues by disrupting travel throughout China and causing serious delays in service delivery to our customers. The outbreak also interrupted our collection efforts, causing accounts receivable and days sales outstanding to increase. Although the spread of SARS in China appears to have been contained, and the World Health Organization has lifted its travel advisories, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Any future re-emergence or worsening of the SARS epidemic could have an adverse impact on our business.

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

THE MARKETS IN WHICH WE SELL OUR SERVICES AND PRODUCTS ARE COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for network solutions in China is new and rapidly changing. Our competitors in the network solutions market mainly include domestic systems integrators such as Zoom Networks and Digital China Holdings Limited. Although we are a leading player in this market, there are many large multinational companies with substantial, existing information technology operations in other markets in China that have significantly greater financial, technological, marketing and human resources. Should they decide to enter the network solutions market, this could hurt our profitability and erode our market share.

The service application solutions sector is highly competitive. Our principal competitors in that sector are Openwave Systems Inc. (formerly Software.com and Phone.com) and Huawei Technologies. In the network security solutions market, we mainly compete with Information Security One Limited, Nsfocus Information Technology Co., Ltd., and 21ViaNet China Inc. An increasing number of companies are devoting their resources to this sector in developing network security products. In the network monitoring solutions market, our principal competitor is Emerson Electric Co. (through its acquisition of Avansys Power Co., Ltd. from Huawei Technologies).

In the online billing segment, we compete primarily with Portal Software and Zoom Networks. In the operation support system solutions market, we compete mainly with Linkage System Integration Co. Ltd. (Nanjing), SI-TECH Computer System Engineering Ltd. (Beijing) and Powerise Group (Changsha). Currently, due in part to each telecommunication provider's stringent approval system for providers of wireless billing software in China and competitive pricing offered by domestic companies, some multinational information technology companies have been deterred from entering this market. However, multinational companies have recently formed alliances with Chinese companies to expand into China's telecommunications solutions market. For example, CSG Systems, or CSG, has formed a strategic alliance with a subsidiary of Legend Group Limited to develop a suite of customer care and billing solutions for China's telecommunications carriers. In view of the gradual deregulation of the Chinese telecommunications industry and China's entry into the WTO, we anticipate the entrance of new competitors into the operation support system market.

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

A SMALL NUMBER OF SHAREHOLDERS CONTROLS US.

A small number of shareholders, including Warburg-Pincus Ventures, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our Chairman, and several of our other directors and officers control approximately 50% of our voting stock. As a result, these shareholders collectively are able to control all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large shareholders could have the effect of delaying or preventing a change in control.

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

OUR CHANGE OF CONTROL SEVERANCE AGREEMENTS WITH EXECUTIVE OFFICERS MAY DISCOURAGE A CHANGE OF CONTROL

Recently we have entered into change of control severance agreements with several of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of either a covered termination (as defined therein) or a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and provisions of medical benefits and housing allowance. The potential obligations to pay the executive officers the above amounts may discourage a potential acquirer from effecting a change of control.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended June 30, 2003. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of June 30, 2003, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $145 and decrease our annual interest income by approximately $82,000, respectively. The effect of changes in exchange rates on our results of operations has been insignificant.

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

In June 2003, based on a decision made by a special independent committee of our board of directors, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors' and officers' liability insurance policies would also cover the defense and potential exposure in the suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through June 30, 2003, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment .............  $  7,410,000
Temporary investments, including cash and cash equivalents .......    28,490,000
Investments in subsidiaries ......................................    51,110,000
Research and development and sales and marketing expenses ........    39,600,000
                                                                    ------------
                                                                    $126,610,000
                                                                    ============

The net proceeds will continue to be used for general corporate purposes, including working capital, and expenses such as research and development and sales and marketing. A portion of the net proceeds may also continue to be used to acquire or invest in complementary businesses or products. None of the net proceeds of the offering have been paid directly or indirectly to our directors, officers or their associates, to persons owning ten percent or more of our common stock, or to our affiliates.

ITEM 5. OTHER INFORMATION

NEW OPERATING STRUCTURE

In order to best position ourselves with our customers, all of which are large telecommunications carriers in China, effective July 1, 2003, we have reorganized our operating structure so that our operations focus on specific customers, rather than product areas. Instead of marketing and selling our products and services through our two former strategic business units, Communications Solutions and Operations Support Systems Solutions, we now have one point of sales contact per major customer - thus streamlining their relationship with us, and our interaction with them. Because this change took effect at the beginning of the third quarter of 2003, our second quarter operating results are discussed in this report on the basis of our old SBUs.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL SEVERANCE AGREEMENTS

As part of our ongoing strategy to attract and retain highly-skilled employees critical to our growth and long-term success, we entered into certain employment agreements and change of control severance agreements with several of our executive officers in the second quarter of 2003.

Each of Xingsheng Zhang, our President and Chief Executive Officer, Ying Han, our Executive Vice President and Chief Financial Officer, and James Li, our Vice President for Human Resources, entered into new or restated employment agreements with us. The employment agreements set forth the principal terms and conditions of the executive officers' employment with us, including confidentiality, invention assignment and non-competition. Copies of the employment agreements are included as exhibits to this report.

Each of Xingsheng Zhang, Ying Han, and James Li also entered into a change of control severance agreement with us. The change of control severance agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of either a covered termination (as defined therein) or a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officers and provisions of medical benefits and housing allowance. Copies of the change of control severance agreements are included as exhibits to this report.

NEW BOARD MEMBER

Effective July 21, 2003, we appointed Ying Wu to our board of directors as an independent director. A long-time participant in China's telecommunications industry, Mr. Wu is the co-founder and Vice Chairman of UTStarcom, Inc., a leading global provider of wireless and wireline access and IP switching solutions, and President of UTStarcom China. Before founding Starcom in 1991, which later merged with Unitech in 1995 to become today's UTStarcom, Mr. Wu was a member of the technical staff and senior project manager of AT&T Bell Labs, which he joined in 1987. He holds a MS in Electrical Engineering from New Jersey Institute of Technology and a BS in wireless communication from Beijing Industrial University. Mr. Wu replaced Louis Lau, who had been a member of AsiaInfo's board of directors since the company's inception. Mr. Lau's resignation from the board and Mr. Wu's appointment became effective on the same date, July 21, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number           Description Exhibits
--------------           --------------------

 2.1 Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited/***/
 3.1 Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
 3.2 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999/*/
 3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000/**/
 3.4 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/**/
 3.5   By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/**/
 4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1   2002 Stock Option Plan, approved and adopted as of April 18, 2003 /****/
10.2 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.3 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution /**/
10.4 Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003
10.5 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003
10.6 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003
10.7 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003
10.8 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003
10.9 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/***/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

/****/ Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.

(b) Reports on form 8-K

We furnished a Current Report on Form 8-K on July 23, 2003 relating to our quarterly earnings announcement for the quarter ended June 30, 2003, pursuant to the requirements of Regulation G.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AsiaInfo Holdings, Inc.

Date: August 14, 2003              By: /s/ Ying Han
                                   -------------------------------
                                   Name:  Ying Han
                                   Title: Chief Financial Officer
                                          (duly authorized officer
                                          and principal financial officer)

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

Date: August 14, 2003

                                                   /s/ Xingsheng Zhang
                                                   -----------------------------
                                                   Xingsheng Zhang
                                                   Chief Executive Officer

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

Date: August 14, 2003

                                                /s/ Ying Han
                                                --------------------------------
                                                Ying Han
                                                Chief Financial Officer