Form 10-Q/A
period 2003-06-30
ASIAINFO HOLDINGS INC
filed 2003-09-25
CIK 1100969

================================================================================

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number           Description Exhibits
--------------           --------------------

 2.1 Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited/***/
 3.1 Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998/*/
 3.2 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999/*/
 3.3 Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000/**/
 3.4 Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001/**/
 3.5   By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000/**/
 4.1 Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock/*/
10.1   2002 Stock Option Plan, approved and adopted as of April 18, 2003 /****/
10.2 Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999/*/
10.3 Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution /**/
10.4 Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003
10.5 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003
10.6 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003
10.7 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003
10.8 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003
10.9 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Xingsheng Zhang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                                                      /s/ Xingsheng Zhang
                                                      -------------------------
                                                      Xingsheng Zhang
                                                      Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Ying Han, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AsiaInfo Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                                              /s/ Ying Han
                                              -------------------------
                                              Ying Han
                                              Chief Financial Officer