Form 10-Q
period 2003-09-30
ASIAINFO HOLDINGS INC
filed 2003-11-14
CIK 1100969

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                        Commission File Number 001-15713

                                   ----------

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

                                   ----------

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

     The number of shares outstanding of the Registrant's common stock as of
                        November 11, 2003 was 44,761,698

 ===============================================================================

                             ASIAINFO HOLDINGS, INC.

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited) .................................   3

a)        Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2002 and 2003 ................   3

b)        Condensed Consolidated Balance Sheets as of December 31, 2002
          and September 30, 2003 ...........................................   5

c)        Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2002 and 2003 .........................   6

d)        Notes to Condensed Consolidated Financial Statements for the
          three and nine months ended September 30, 2002 and 2003 ..........   8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................  22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......  41

Item 4.   Controls and Procedures ..........................................  41

PART II.  OTHER INFORMATION ................................................  41

Item 1.   Legal Proceedings ................................................  41

Item 2.   Changes in Securities and Use of Proceeds ........................  42

Item 5.   Other Information ................................................  43

Item 6.   Exhibits and Reports on Form 8-K .................................  43

SIGNATURE

CERTIFICATIONS

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              (In US Dollars thousands, except per share amounts)

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                    2002              2003
                                                                               ---------------   --------------
                                                                                          (unaudited)
Revenues:
   Network solutions........................................................            23,171           19,543
   Software revenue.........................................................             9,400            8,441
                                                                               ---------------   --------------
   Total revenues...........................................................            32,571           27,984
                                                                               ---------------   --------------
Cost of revenues:
   Network solutions........................................................            20,019           13,890
   Software revenue.........................................................             4,052            4,098
                                                                               ---------------   --------------
   Total cost of revenues...................................................            24,071           17,988
                                                                               ---------------   --------------
Gross profit................................................................             8,500            9,996
                                                                               ---------------   --------------
Operating expenses:
   Sales and marketing (excluding stock-based compensation: 2002: $31;
    2003: nil and amortization of acquired intangible assets: 2002: $238;
    2003: nil)..............................................................             3,082            2,820
   General and administrative (excluding stock-based compensation: 2002:
    $41; 2003: nil and amortization of acquired intangible assets: 2002:
    $147; 2003: $41)........................................................             2,719            3,116
   Research and development (excluding stock-based compensation: 2002: $10;
    2003: nil and amortization of acquired intangible assets: 2002: $92;
    2003:nil)...............................................................             2,097            2,037
   Amortization of deferred stock compensation..............................                82               --
   Amortization of acquired intangible assets...............................               477               41
                                                                               ---------------   --------------
   Total operating expenses.................................................             8,457            8,014
                                                                               ---------------   --------------
Income from operations......................................................                43            1,982
                                                                               ---------------   --------------
Other income (expense):
   Interest income..........................................................               523              362
   Interest expense.........................................................                (1)              --
   Other income (expense), net..............................................                 6               (1)
                                                                               ---------------   --------------
   Total other income, net..................................................               528              361
                                                                               ---------------   --------------
Income before income taxes, minority interests and equity in loss of
 affiliate..................................................................               571            2,343
Income tax expense .........................................................                74               --
                                                                               ---------------   --------------
Income before minority interests............................................               497            2,343
Minority interests in income of consolidated subsidiaries...................                73               --
Equity in loss of affiliate.................................................              (102)             (94)
                                                                               ---------------   --------------
Net income .................................................................   $           468   $        2,249
                                                                               ===============   ==============
Net income per share:
   Basic....................................................................   $          0.01   $         0.05
                                                                               ===============   ==============
   Diluted..................................................................   $          0.01   $         0.05
                                                                               ===============   ==============
Shares used in computation:
   Basic....................................................................        44,081,170       44,521,025
                                                                               ===============   ==============
   Diluted..................................................................        44,835,907       46,971,126
                                                                               ===============   ==============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                    2002              2003
                                                                               ---------------   --------------
                                                                                          (unaudited)
Revenues:
   Network solutions .......................................................            71,900           63,605
   Software revenue ........................................................            25,767           21,956
                                                                               ---------------   --------------
   Total revenues ..........................................................            97,667           85,561
                                                                               ---------------   --------------
Cost of revenues:
   Network solutions .......................................................            55,835           50,354
   Software revenue ........................................................             9,006           10,505
                                                                               ---------------   --------------
   Total cost of revenues ..................................................            64,841           60,859
                                                                               ---------------   --------------
Gross profit ...............................................................            32,826           24,702
                                                                               ---------------   --------------
Operating expenses:
   Sales and marketing (excluding stock-based compensation: 2002: $66;
    2003: $43 and amortization of acquired intangible assets: 2002: $513;
    2003: $6) ..............................................................            11,460            8,265
   General and administrative (excluding stock-based compensation: 2002:
    $206; 2003: $51 and amortization of acquired intangible assets: 2002:
    $515; 2003: $122) ......................................................             7,736            8,399
   Research and development (excluding stock-based compensation: 2002: $60;
    2003: $11 and amortization of acquired intangible assets: 2002: $244;
    2003: nil) .............................................................             6,706            7,248
   Amortization of deferred stock compensation .............................               332              105
   In-process research and development .....................................               350               --
   Impairment of goodwill and acquired intangible assets ...................                --           30,221
   Amortization of acquired intangible assets ..............................             1,272              128
                                                                               ---------------   --------------
   Total operating expenses ................................................            27,856           54,366
                                                                               ---------------   --------------
Income (loss) from operations ..............................................             4,970          (29,664)
                                                                               ---------------   --------------
Other income (expense):
   Interest income .........................................................             1,757            1,182
   Interest expense ........................................................               (75)              (2)
   Other income (expense), net .............................................                43              (32)
                                                                               ---------------   --------------
   Total other income, net .................................................             1,725            1,148
                                                                               ---------------   --------------
Income (loss) before income taxes, minority interests and equity in loss
 of affiliate ..............................................................             6,695          (28,516)
Income tax expense (benefit) ...............................................               870             (958)
                                                                               ---------------   --------------
Income (loss) before minority interests ....................................             5,825          (27,558)
Minority interests in income (loss) of consolidated subsidiaries ...........                63              (12)
Equity in loss of affiliate ................................................              (383)            (281)
                                                                               ---------------   --------------
Net income (loss) ..........................................................   $         5,505          (27,851)
                                                                               ===============   ==============
Net income (loss) per share:
   Basic ...................................................................   $          0.13   $        (0.63)
                                                                               ===============   ==============
   Diluted .................................................................   $          0.12   $        (0.63)
                                                                               ===============   ==============
Shares used in computation:
   Basic ...................................................................        43,387,643       44,329,684
                                                                               ===============   ==============
   Diluted .................................................................        45,765,340       44,329,684
                                                                               ===============   ==============

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                                December 31,     September 30,
                                                                               ---------------   --------------
                                                                                   2002 (1)          2003
                                                                               ---------------   --------------
                                                                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...............................................   $       115,153   $      116,351
   Restricted cash .........................................................            14,458           16,074
   Short-term investments ..................................................            11,260           11,319
   Notes receivable ........................................................                64            2,776
   Accounts receivable, trade (net of allowance for doubtful accounts of
    $1,133 and $3,367 at December 31, 2002 and September 30, 2003,
    respectively) ..........................................................            49,373           55,938
   Inventories .............................................................            10,934            3,535
   Other receivables .......................................................             8,758           12,797
   Deferred income taxes - current .........................................             1,653            1,627
   Prepaid expenses and other current assets ...............................             3,441            3,466
                                                                               ---------------   --------------
      Total current assets .................................................           215,094          223,883
Property and equipment - net ...............................................             4,046            2,802
Goodwill ...................................................................            37,255           11,255
Other acquired intangibles - net ...........................................             4,031               68
Investment in affiliate ....................................................             2,808            2,527
Deferred income taxes ......................................................               196               41
                                                                               ---------------   --------------
      Total Assets .........................................................   $       263,430          240,576
                                                                               ===============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term bank loans ...................................................   $            60   $           60
   Notes payable ...........................................................             2,447            4,117
   Accounts payable ........................................................            19,261           23,807
   Other payables ..........................................................             2,483            1,344
   Deferred revenue ........................................................             5,056            7,548
   Accrued employee benefits ...............................................             5,083            6,718
   Other accrued expenses ..................................................            13,226           11,105
   Income taxes payable ....................................................             2,760              526
   Other taxes payable .....................................................             2,579            1,179
                                                                               ---------------   --------------
      Total current liabilities ............................................            52,955           56,404
Minority interest ..........................................................               317               --
                                                                               ---------------   --------------
Stockholders' Equity:
   Common stock, 100,000,000 shares authorized, $0.01 par value, shares
    issued and outstanding: 2002: 44,193,474; 2003: 44,711,045 .............               442              447
   Additional paid-in capital ..............................................           200,649          202,405
   Deferred stock compensation .............................................              (105)              --
   Retained earnings (accumulated deficit) .................................             9,110          (18,741)
   Accumulated other comprehensive income ..................................                62               61
                                                                               ---------------   --------------
      Total stockholders' equity ...........................................           210,158          184,172
                                                                               ---------------   --------------
      Total Liabilities and Stockholders' Equity ...........................   $       263,430   $      240,576
                                                                               ===============   ==============
----------

<F1>
(1) December 31, 2002 balances were obtained from audited financial statements.

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (In US Dollars thousands, except per share amounts)

                                                                               Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                    2002              2003
                                                                               ---------------   --------------
                                                                                          (unaudited)
Cash flows from operating activities:
   Net income (loss) .......................................................   $         5,505   $      (27,851)
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
   Depreciation ............................................................             2,219            1,551
   Amortization of other acquired intangible assets ........................             1,272              128
   Impairment of goodwill and acquired intangible assets ...................                --           30,221
   In-process research and development .....................................               350               --
   Amortization of deferred stock compensation .............................               332              105
   Deferred income taxes ...................................................              (275)             181
   Minority interest in loss of consolidated subsidiaries ..................               (63)              12
   Equity in loss of an affiliate ..........................................               383              281
   Loss on disposal of property and equipment ..............................                56               24
   Bad debt expense ........................................................               553            2,155
   Stocks issued for services and other ....................................                --              179
   Changes in operating assets and liabilities, net of effects of business acquired:
      Restricted cash ......................................................             3,544           (1,616)
      Notes receivable .....................................................                --           (2,712)
      Accounts receivable ..................................................            14,792           (8,722)
      Inventories ..........................................................            (1,946)           7,399
      Other receivables ....................................................            (1,571)          (4,056)
      Prepaid expenses and other current assets ............................              (381)             (23)
      Notes payable ........................................................                --            1,670
      Accounts payable .....................................................            (4,106)           4,546
      Other payables .......................................................                 6           (1,084)
      Deferred revenue .....................................................              (121)           2,492
      Accrued employee benefits ............................................            (2,544)           1,635
      Other accrued expenses ...............................................             1,599           (2,121)
      Income taxes payable .................................................              (589)          (1,796)
                                                                               ---------------   --------------
      Other taxes payable ..................................................            (1,764)          (1,400)
                                                                               ---------------   --------------
Net cash provided by operating activities ..................................            17,211            1,198
Cash flows from investing activities:
   Decrease (increase) in short-term investments ...........................            23,174              (59)
   Purchases of property and equipment .....................................              (885)            (351)
   Proceeds from disposal of fixed assets ..................................                29               19
   Increase in loan receivable .............................................            (3,572)              --
   Purchase of a subsidiary, net of cash acquired ..........................           (26,063)            (205)
                                                                               ---------------   --------------
Net cash used in investing activities ......................................            (7,317)            (596)
                                                                               ---------------   --------------

                             ASIAINFO HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)--(CONTINUED) (In US
                  Dollars thousands, except per share amounts)

                                                                               Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                     2002            2003
                                                                               ---------------   --------------
                                                                                          (unaudited)
Cash flows from financing activities:
   Increase in short-term bank loans .......................................   $         2,924               --
   Repayment of short-term bank loans ......................................            (7,636)              --
   Proceeds on exercise of stock options ...................................             2,628            1,022
   Distribution to minority shareholder of consolidated subsidiaries .......              (218)            (427)
                                                                               ---------------   --------------
   Net cash (used in) provided by financing activities .....................            (2,302)             595
                                                                               ---------------   --------------
   Net increase in cash and cash equivalents: ..............................             7,592            1,197
Cash and cash equivalents at beginning of period ...........................           110,635          115,153
Effect of exchange rate changes on cash and cash equivalents ...............                38                1
                                                                               ---------------   --------------
Cash and cash equivalents at end of period .................................   $       118,265          116,351
                                                                               ===============   ==============
Supplemental cash flow information: Cash paid during the period:
   Interest ................................................................   $            55               --
                                                                               ===============   ==============
   Income taxes ............................................................   $         1,102   $          481
                                                                               ===============   ==============

Non-cash investing activity:

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for 1.031,686 shares of common stock ($18,003) and cash of $33,387, of which $624 represented acquisition costs. $20,433 was paid in cash on April 4, 2002. In connection with the acquisition, the Company acquired assets with a fair value of $28,364 and assumed liabilities of $17,737.

            See notes to condensed consolidated financial statements.

                             ASIAINFO HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (unaudited) Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the "Company") is incorporated in the State of Delaware, in the United States of America (the "US"). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. ("AsiaInfo Technologies") (100% owned), incorporated in the People's Republic of China ("China" or the "PRC"), Marsec System, Inc. ("Marsec System"), the former wholly-owned subsidiary of Marsec Holdings, Inc. ("Marsec") (100% owned), and Bonson Information Technology Holdings Limited, ("Bonson") (100% owned), both incorporated in the Cayman Islands.

On March 2, 2000, the Company completed an initial public offering of 5,750,000 shares of its common stock, raising net proceeds of $126,610. The Company's common stock is traded on The Nasdaq National Market in the United States.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the United States for sale to customers in the PRC.

AsiaInfo Technologies was established as a wholly foreign owned enterprise with an initial operating term of 15 years commencing May 2, 1995 (date of establishment). Its principal activities are conducted in the PRC and comprise the provision of telecommunications-related information technology professional services and software products. In November 2001, the Company merged its wholly-owned subsidiary, Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. ("AI Zhejiang"), into AsiaInfo Technologies. AI Zhejiang's activities were performed in the PRC and comprised the development and sale of communication hardware and software as well as providing related technology services.

On December 31, 2001, AsiaInfo Technologies formed a wholly-owned subsidiary, AsiaInfo Technologies (Chengdu), Inc. ("AI Chengdu"), with an initial operating term of 15 years to provide operational support for systems integration projects.

Marsec System provides network security consulting and services in the PRC and is currently in the process of merging with and into AsiaInfo Technologies.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

On April 27, 2001, the Company invested approximately $6,157 to acquire a 14.25% interest (in the form of voting preferred shares) in Intrinsic Technology (Holdings), Ltd. ("Intrinsic"), a Cayman Islands company engaged in wireless infrastructure solutions development through two wholly owned subsidiaries in the PRC. As of September 30, 2003, the Company's interest in Intrinsic had been diluted from 14.25% to 14.22% due to another shareholder's exercise of warrants to purchase 37,770 shares of Intrinsic's stock.

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

All adjustments necessary for a fair presentation of the unaudited results of operations for the three months and nine months ended September 30, 2002 and 2003 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The Company's revenue is derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and systems integration, and is recognized based on the percentage of completion method. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

1.   GENERAL AND BASIS OF PREPARATION - CONTINUED

Software revenue includes the benefit of the rebate of value added taxes on sales of software received from the Chinese tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $550 and $499 for the three months ended September 30, 2002 and 2003, respectively, and $1,813 and $1,347 for the nine months ended September 30, 2002 and 2003, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $28,767 at December 31, 2002 and $34,530 at September 30, 2003. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2002 and September 30, 2003, the balance of trade accounts receivable of $20,606 and $21,408, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (" U.S. GAAP" ). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by China' s Ministry of Finance. The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included an adjustment to record goodwill from business acquisitions and the related impairment provisions, and an adjustment to recognize compensation expense on the issuance of stock options.

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

The financial records of the Company's PRC subsidiaries are maintained in Renminbi ("RMB"), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders' equity. The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on September 30, 2003 was US$1.00=RMB8.2770.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

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

Reclassifications - Certain comparative figures have been reclassified to conform to the current period's presentation.

2.   CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3.   SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions that have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses on such investments as of September 30, 2003.

4.   NOTES RECEIVABLE

At December 31, 2002 and September 30, 2003, the balances of notes receivable of $64 and $2,776, respectively, represented bank acceptance drafts that are non-interest bearing and due within six months.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

5.   COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

                                                      Three Months
                                                   Ended September 30,
                                                -------------------------
                                                   2002           2003
                                                -----------   -----------
Net income...................................   $       468   $     2,249
Change in cumulative translation adjustment..             6             2
                                                -----------   -----------
Comprehensive income.........................   $       474   $     2,251
                                                ===========   ===========

                                                      Nine Months
                                                   Ended September 30,
                                                -------------------------
                                                   2002           2003
                                                -----------   -----------
Net income (loss)............................   $     5,505   $   (27,851)
Change in cumulative translation adjustment..            43            (1)
                                                -----------   -----------
Comprehensive income (loss)..................   $     5,548   $   (27,852)
                                                ===========   ===========

6.   SHORT-TERM BANK LOANS

As of December 31, 2002 and September 30, 2003, the Company had total short-term credit facilities for working capital purposes totaling $20,000 and $32,081, expiring by October 2003 and June 2004, respectively. The facilities were secured by bank deposits of $10,000 as of December 31, 2002 and September 30, 2003, respectively. At December 31, 2002, unused short-term credit facilities were $18,574 and used facilities totaled $1,426. The used facilities were pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $4,458 were used for issuing standby letters of credit and guarantees as of December 31, 2002. At September 30, 2003, unused short-term credit facilities were $27,726 and used facilities totaled $4,355. The used facilities are pledged as security for standby letters of credit issued to hardware suppliers and customers. Additional bank deposits of $6,074 were used for issuing standby letters of credit and guarantees as of September 30, 2003. Bank deposits pledged as security for these credit facilities totaled $14,458 and $16,074 as of December 31, 2002 and September 30, 2003, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2002 and September 30, 2003, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% and secured by AsiaInfo Management's assets.

7.   NOTES PAYABLE

At December 31, 2002 and September 30, 2003, the balances of notes payable of $2,447 and $4,117, respectively, represented commercial notes of $1,245 and $1,273, and bank acceptance drafts of $1,202 and $2,844, respectively, that are non-interest bearing and due within six months.

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

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

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes, minority interests and equity in loss of affiliate and the actual provision for income taxes is as follows:

                                                      Three Months
                                                   Ended September 30,
                                                  ----------------------
                                                     2002        2003
                                                  ---------    ---------
US federal rate................................          35%          35%
Difference between statutory
  rate and foreign effective tax rate..........         (23)         (33)
Change in valuation allowance..................          --           --
Expenses not deductible
  for tax purposes-deferred
  stock compensation expense ..................           4           --
Other .........................................          (3)          (2)
                                                  ---------    ---------
                                                         13%          --
                                                  =========    =========

                                                       Nine Months
                                                    Ended September 30,
                                                  ----------------------
                                                    2002       2003
                                                  ---------    ---------
US federal rate................................          35%         (35%)
Difference between statutory rate
  and foreign effective tax rate...............         (23)          24
Change in valuation allowance..................          --            3
Benefit of stock option deduction .............          --           (3)
Non-deductible goodwill and
  intangible expenses .........................          --            8
Expenses not deductible for tax
  purposes-deferred stock
  compensation expense ........................           4           --
Other .........................................          (3)          --
                                                  ---------    ---------
                                                         13%          (3%)
                                                  =========    =========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

9.   CAPITAL STOCK

Option activity in the Company's stock option plans is summarized as follows:

                                                            Outstanding options
                                                              weighted average
                                                               exercise price
                                         Number of shares         per share
                                         ----------------   -------------------
Outstanding, January 1, 2003:                   9,885,565   $              8.14
Granted...............................             80,750                  5.25
Cancelled.............................           (404,524)                10.61
Exercised.............................             (3,100)                 3.83
                                         ----------------   -------------------
Outstanding, March 31, 2003...........          9,558,691   $              8.01
                                         ================   ===================
                                                  807,000                  4.20
Granted...............................
Cancelled.............................           (454,957)                 9.92
Exercised.............................             (6,650)                 3.11
                                         ----------------   -------------------
Outstanding, June 30, 2003............          9,904,084   $              7.62
                                         ================   ===================
                                                1,130,495                  7.17
Granted...............................
Cancelled.............................           (413,618)                10.46
Exercised.............................           (445,599)                 2.22
                                         ----------------   -------------------
Outstanding, September 30, 2003.......         10,175,362   $              7.69
                                         ================   ===================

The exercise price of all options granted during the three months and the nine months ended September 30, 2003 was equal to the fair market value of the Company's common stock on the dates of grant.

10.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

                                                            Three Months
                                                         Ended September 30,
                                                      ------------------------
                                                         2002          2003
                                                      ----------    ----------
Net income as reported...........................     $      468    $    2,249
Add: Stock-based compensation
  included in reported net income................             82            --
Deduct: Total stock-based
  compensation expense
  Under SFAS 123, net of tax effect..............         (4,783)       (2,508)
                                                      ------------------------
                                                      $   (4,233)   $     (259)
Pro forma net loss ..............................
                                                      ========================
Basic and diluted net income per share: .........     $     0.01    $     0.05
   Reported basic net income per common share....
                                                      ========================
   Reported diluted net income per common share ..    $     0.01    $     0.05
                                                      ==========    ==========
   Pro forma net loss per common share ...........    $    (0.10)   $    (0.01)
                                                      ==========    ==========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

10.  ACCOUNTING FOR STOCK-BASED COMPENSATION - CONTINUED

                                                         Nine Months
                                                     Ended September 30,
                                                   ------------------------
                                                      2002          2003
                                                   ----------    ----------
Net income (loss) as reported..................    $    5,505    $  (27,851)
Add: Stock-based compensation
  included in reported net income
  (loss) ......................................           332           105
Deduct: Total stock-based
  compensation expense
  Under SFAS 123, net of tax effect............       (12,778)      (13,411)
                                                   ------------------------
Pro forma net loss ............................    $   (6,941)   $  (41,157)
                                                   ========================
Basic and diluted net income
  (loss) per share:
   Reported basic net income
  (loss) per share.............................    $     0.13    $    (0.63)
                                                   ========================
   Reported diluted net income
  (loss) per share.............................    $     0.12    $    (0.63)
                                                   ========================
Pro forma net loss per common share ...........    $    (0.16)   $    (0.93)
                                                   ==========    ==========

11.  NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

                                                        Three Months
                                                     Ended September 30,
                                                 -----------------------------
                                                     2002            2003
                                                 -------------   -------------
Net income (numerator):
   Net income
      Basic and diluted........................  $         468   $      2,249
                                                 =============   ============
Shares (denominator):
   Weighted average
      Common Stock Outstanding.................     44,081,170      44,521,025
                                                 -------------   -------------
   Basic.......................................     44,081,170      44,521,025
   Options (Treasury Method)...................        754,737       2,450,101
                                                 -------------   -------------
   Diluted.....................................     44,835,907      46,971,126
                                                 =============   =============
Net income per share:
   Basic.......................................  $        0.01   $        0.05
                                                 =============   =============
   Diluted.....................................  $        0.01   $        0.05
                                                 =============   =============

                                                         Nine Months
                                                       Ended September 30,
                                                 -----------------------------
                                                     2002            2003
                                                 -------------   -------------
Net income (numerator):
   Net income (loss)
    Basic and diluted..........................  $       5,505   $     (27,851)
                                                 =============   =============
Shares (denominator):
   Weighted average
    Common Stock Outstanding...................     43,387,643      44,329,684
                                                 -------------   -------------
   Basic......................................      43,387,643      44,329,684
   Options (Treasury Method)..................       2,377,697              --
                                                 -------------   -------------
   Diluted....................................      45,765,340      44,329,684
                                                 =============   =============
Net income (loss) per share:
   Basic......................................   $        0.13   $       (0.63)
                                                 =============   =============
   Diluted....................................   $        0.12   $       (0.63)
                                                 =============   =============

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

11.  NET INCOME (LOSS) PER SHARE - CONTINUED

As of September 30, 2002, the Company had 8,100,297 options outstanding that could have potentially diluted earnings per share ("EPS") in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

As of September 30, 2003, the Company had 10,175,362 options outstanding that could have potentially diluted EPS in the future, but which were excluded in the computation of diluted EPS in these periods, as their effect would have been antidilutive due to the net loss reported in these periods.

12.  ACQUISITION

On January 22, 2003, the Company entered into an agreement to acquire the 250,000 common shares, or 21% stake, of Marsec it did not already own, in exchange for 14,375 shares of the Company's common stock and approximately $150 in cash. The aggregate acquisition price consisted of. The total consideration was recorded as goodwill on the date of the transaction but management believed such goodwill was impaired on that date. As a result, the full amount was charged to the impairment of goodwill and acquired intangible assets in the condensed consolidated statements of operations.

On February 6, 2002 (the "date of acquisition"), the Company acquired all of the outstanding common shares of Bonson, a provider of operation support system solutions and other services in China. The results of Bonson's operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was $51,390, including $32,763 in cash, $624 of acquisition costs and common stock valued at $18,003. The value of the 1,031,686 common shares issued was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                             At February 6,2002
                                                             ------------------

Current assets..........................................     $           27,517
Property, plant, and equipment..........................                    843
Intangible assets.......................................                  6,130
Goodwill................................................                 35,067
Deferred tax assets.....................................                      4
                                                             ------------------
   Total assets acquired................................                 69,561
Current liabilities.....................................                (17,737)
Deferred tax liabilities................................                   (434)
                                                             ------------------
   Total liabilities assumed............................                (18,171)
                                                             ------------------
   Net assets acquired..................................     $           51,390
                                                             ==================

The total purchase price had been allocated to the assets acquired and liabilities assumed based on their respective fair values as follows:

Purchase Price Allocation:
   Fair market value of net tangible assets
    acquired at February 6, 2002................    $     10,627

Intangible assets acquired:                                        Economic Life
                                                                   -------------
   Core technology..............................           1,280   3.5 years
   Trade name...................................             700   Indefinite
   Indefinite contract backlog..................           2,700   2 years
   Favorable lease..............................             400   2.1 years
   License......................................             700   Indefinite
   In-process technology........................             350
   Goodwill.....................................          35,067   Indefinite
   Deferred tax liabilities.....................            (434)
                                                    ------------
      Total.....................................    $     51,390
                                                    ============

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

12.  ACQUISITION - CONTINUED

The Company recorded a charge of $350 at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's management and Bonson's management.

The goodwill of $35,067 arising from the acquisition was assigned to the operation support system segment and is not expected to be deductible for tax purposes.

During the quarter ended March 31, 2003, the Company completed an annual impairment test for the goodwill and other acquired intangible assets of Bonson and concluded that an impairment of $29,836 of the recorded goodwill and other acquired intangible assets of Bonson was necessary due to industry-wide equity devaluations of the past year. Both an income (discounted cash flow) approach and a market (guideline company) approach were employed to determine the fair value of the net assets of Bonson. The fair value was then allocated among all the assets of Bonson at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill to determine the amount of impairment loss. The goodwill of $26,000 and other acquired intangible assets of $3,836 impaired are related to the operation support system solutions segment. After the impairment is recorded, the remaining goodwill and other acquired intangible assets of Bonson are $9,067 and $148, respectively.

The following selected unaudited pro forma combined results of operations for the three months and nine months ended September 30, 2002 of the Company and Bonson have been prepared assuming that the acquisitions occurred at the beginning of that period. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                                2002                 2002
                                          ------------------   -----------------
Total revenue........................     $           32,571   $          98,198
Net income...........................                    468               5,184
Net income per share
   - Basic...........................     $             0.01   $            0.12
   - Diluted.........................     $             0.01   $            0.11
Shares used in calculation of net
income per share
   - Basic...........................             44,081,170          43,669,661
   - Diluted.........................             44,835,907          46,047,359

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

12.  ACQUISITION - CONTINUED

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $350 has been excluded from the pro forma results, as it is a material non-recurring charge.

13.  SEGMENT AND GEOGRAPHIC OPERATING INFORMATION

During the third quarter of 2003, the Company reorganized its operations structure so that its business operations focus on specific customers rather than product lines. Instead of selling its products and services through its two former strategic business units, Communications Solutions (CS) and Operation Support Systems Solutions (OSS), the Company now has had one point of sales contact for its major customers, streamlining the relationship and interaction with its customers.

The new customer based structure is designed to offer customers a "one window" shopping solution for all of their needs, including all the business lines from the Company such as network solutions, software license and services, service applications solutions and network security solutions. The new structure benefits from cost efficiencies gained from combined sales and marketing as well as research and development staff and offers more integrated quality services to the Company's customers. In order to aid investors' understanding of the Company's business, the Company has adopted a financial reporting structure that is based on network solutions and software revenue.

                                                    Three Months Ended September
                                                                 30,
                                                    ----------------------------
                                                        2002            2003
                                                    ------------     -----------
                                                             (unaudited)
Revenues net of hardware cost:
Network solutions ................................  $      5,287     $     7,399
Software revenue .................................         9,400           8,441
                                                    ------------     -----------
Consolidated revenues net of hardware cost .......        14,687          15,840
                                                    ------------     -----------
Consolidated cost of sales net of hardware cost ..         6,187           5,844
                                                    ------------     -----------
Consolidated gross profit ........................  $      8,500     $     9,996
                                                    ============     ===========

                                                    Nine Months Ended September
                                                                 30,
                                                    ----------------------------
                                                        2002            2003
                                                    ------------     -----------
                                                            (unaudited)
Revenues net of hardware cost:
Network solutions.................................  $     25,607     $    19,358
Software revenue..................................        25,767          21,956
                                                    ------------     -----------
Consolidated revenues net of hardware cost........        51,374          41,314
                                                    ------------     -----------
Consolidated cost of sales net of hardware cost...        18,548          16,612
                                                    ------------     -----------
Consolidated gross profit.........................  $     32,826     $    24,702
                                                    ============     ===========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

13.  SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED

The 2002 information has been reclassified to conform to the current operating segments.

For the nine months ended September 30, 2002 and 2003, almost all of the Company's revenues have been derived from sales to customers in the People's Republic of China. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2002 and September 30, 2003, 99% of the Company's long-lived assets are located in the People's Republic of China.

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

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

14.  COMMITMENTS AND CONTINGENCIES - CONTINUED

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters.

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

Changes in the product warranty accrual for the 9 months ended September 30, 2003 were as follows:


Balance, beginning of period ......................................  $    2,229
Payments made .....................................................         (59)
Change in liability for warranties issued during the period .......        (232)
                                                                     ----------
Balance, end of period ............................................  $    1,938
                                                                     ==========

                             ASIAINFO HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             Three and Nine Months Ended September 30, 2002 and 2003
               (In US dollars thousands, except per share amounts)

15.  RELATED PARTY TRANSACTION

The change in liability for warranties issued includes the reversal of warranties of $530 related to projects of warranty period that had expired during the period.

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China Netcom's past and future purchases of network solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was nil as of September 30, 2003. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility and agreed to pay principal and interest on the drawn loan if China Netcom defaulted. The agreement expired on May 16, 2003.

16.  SUBSEQUENT EVENT

On October 20, 2003, the Company entered into an agreement to acquire certain net assets of Pacific Software (China) Limited, a provider of human resource management and business intelligence software solutions. The aggregate acquisition price is expected to consist of shares of the Company's common stock and approximately $6,450 in cash, subject to adjustment.

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

We commenced our operations in the United States in 1993 and moved our operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc. (formerly Guangzhou Bonson Technology Limited), or AsiaInfo Management, which are both Chinese companies.

In recent periods, we have marketed and sold our products and services through two strategic business units, or SBUs: Communications Solutions, or CS, and Operation Support System Solutions, or OSS. Communications Solutions offered network infrastructure solutions, service application solutions and network security solutions. Operation Support System Solutions offered customer care and billing, customer relationship management (including business intelligence and decision support systems) and order fulfillment management solutions for telecommunications providers. Accordingly, in recent periods we have reported our revenues by breaking down the results of the two SBUs, CS and OSS. However, effective July 1, 2003, we reorganized our operating structure so that our business operations focus on specific customers, rather than product areas. As a result, and to better reflect our operating results under the current organization structure, we decided to revert back to a financial reporting structure that breaks down our revenues into network solutions revenue and software revenue, as discussed further below under the heading "Revenues".

We believe that there are opportunities for us to expand into new business areas and to grow our business both organically and through acquisitions. On October 20, 2003, we entered into a definitive agreement to acquire certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. We expect the acquisition to help us expand into the human resources management, or HRM, and business intelligence, or BI, software market, and expose us to customers in other industries, outside of our traditional telecommunication customer base. Consummation of the acquisition is subject to certain conditions and is expected to occur before the end of 2003. In view of this acquisition, our past acquisitions and potential future acquisitions we may engage in, our historical operating results may not be an adequate basis on which to evaluate our prospects.

IMPACT OF SARS OUTBREAK. The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter 2003 revenues by disrupting travel throughout China and causing delays in service delivery to our customers. In addition, the outbreak of SARS interrupted our collection efforts, causing our accounts receivable and days sales outstanding to increase. These effects are reflected in our operating results for the nine months ended September 30, 2003 and are expected to impact our full year 2003 operating results. Although the spread of SARS in China appears to have been contained and our business activities resumed normal operations throughout the third quarter of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Any future re-emergence or worsening of the SARS epidemic could have an adverse impact on our business.

IMPACT OF GOODWILL IMPAIRMENT. In connection with our acquisition of Bonson Information Technology Holdings Limited, we paid the former shareholders of that company $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock (which were valued at approximately $18 million at the time the acquisition was announced). During the first quarter of 2003, we completed an annual impairment test as required by Statement of Financial Accounting Standard ("SFAS") No.142 and recorded a non-cash impairment charge of $29.8 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson. In addition, during the first quarter of 2003 we recorded a goodwill impairment of $0.38 million in connection with our acquisition of the minority interest in our subsidiary, Marsec Holdings, Inc. The impairments resulted primarily from the industry-wide equity devaluations of the past year. Although we do not presently anticipate any further impairment charges, any future deterioration of market conditions or other changes may require us to record additional impairment charges in the future.

IMPACT OF TELECOMMUNICATIONS INDUSTRY RESTRUCTURING. As a result of a restructuring in China's telecommunications industry that occurred in 2002, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our net revenue and profitability. According to China's Ministry of Information Industry, or MII, overall capital expenditure by telecommunications service providers decreased by 20% to $24.6 billion in 2002. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, most of China's telecommunications carriers have indicated that their capital expenditure in 2003 will not increase significantly as compared to 2002. Continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. At the same time, however, we believe the investment focus of our customers is shifting towards value-added products and services, including establishing and enhancing their management and operation support systems, which we believe will bring growth opportunities to our business.

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

                            NINE MONTHS ENDED
                              SEPTEMBER 30,       YEAR ENDED DECEMBER 31,
                            -----------------   ---------------------------
                             2003      2002      2002       2001     2000
                             -------   -------   -------   -------   -------

Network Solutions net         47%       50%       49%       61%       61%
   of hardware costs

Software revenue              53%       50%       51%       39%       39%



As indicated in the foregoing table, software revenues increased as a percentage of total net revenues from 39% in 2001 to 51% in 2002, and increased from 50% for the first three quarters of 2002 to 53% for the first three quarters of 2003. The increase in 2002 was largely attributable to our acquisition of Bonson, a leading player in China's operations support systems software market, in February of that year. The continuous increase in 2003 largely resulted from our on-going efforts to further grow our software business, which we believe will enhance our revenue generation capability and profitability.

NETWORK SOLUTIONS REVENUE. Network solutions revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors, as well as services for network planning, design, systems integration and training. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services.

SOFTWARE REVENUE. Software revenues include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicense to use our software products as well as third party software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software services revenue consists of revenue from software installation, customization, training and other services. To date, substantially all of our revenue from both software licenses and software services has been derived from customer orders for projects requiring some modifications or customization of our software. We recognize substantially all software revenue over the installation and customization periods, based on the percentage of completion of the related project as measured by labor costs and direct project expenses.

REVENUE RECOGNITION. We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project. Software revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. We use labor costs and direct project expenses to determine the stage of completion, except for revenue associated with the procurement of hardware, which we recognize upon delivery of the hardware to the customer. Since a large part of the cost of certain projects, particularly network solutions projects, often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue and inventory level to fluctuate significantly. However, those fluctuations do not significantly affect our gross profits because hardware-related revenues generally approximate the costs of the hardware.

Our projects generally have a life of nine to twelve months, during which there are three key milestones. The first milestone occurs when the hardware is delivered, which is usually between three and four months after signing the contract. The second milestone in a project is at primary acceptance, which usually occurs around three to four months after hardware delivery. At preliminary acceptance, most of the services and products are delivered. The third milestone is final acceptance, which occurs when the customer agrees that we have satisfactorily completed all of our work on the project.

UNBILLED REVENUE. Our revenue recognition policies result in our recognizing certain revenues even though we are not due to receive the corresponding cash payment under the relevant contract. In the case of hardware sales, the customer typically holds back around 10 to 20% of the hardware contract payments at the time of delivery until final project acceptance. Although we record all hardware revenue based on the cost of the hardware at the time of delivery, the 10 to 20% held back by the customer is recorded as unbilled receivables and does not become billable until final project acceptance. In the case of services and software license revenues, most of the revenue becomes billable at the time of preliminary acceptance, but the customer typically holds back around 10 to 20% of the services and software contract payments until final acceptance. Unpaid amounts for services and software, as well as for hardware, become payable at the time of final project acceptance. When we recognize revenue for which payments are not yet due, we book unbilled accounts receivable until the corresponding amounts become billable.

REVENUE BACKLOG. Most of our revenues are derived from customers' orders under contracts for hardware, software and services. Our backlog at any given time includes the contracts we have signed but have not yet commenced and the portion of uncompleted contracts for which revenue has not yet been recognized. Revenues are recognized during the course of the relevant project, as described above. At September 30, 2003, our revenue backlog net of hardware costs was $42.4 million, a 5% decrease as compared to the end of the previous quarter and a 3% increase as compared to the end of the corresponding period one year ago. We believe this decrease was primarily due to delays in certain major contracts from the third quarter of 2003 to the fourth quarter of 2003. Beginning from the fourth quarter of 2003, we will no longer be reporting our net revenue backlog because our customers are implementing more complicated approval processes that will eventually make it difficult, if not impossible, for us to provide accurate net backlog numbers. However, we expect to continue to report quarterly net revenue guidance, which we believe is a more accurate means of forecasting our future operating results.

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

SOFTWARE COSTS. Software costs consist primarily of three components:

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

Pursuant to the income tax laws of China, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a "new technology enterprise." The effective income tax rate for "new technology enterprises" registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the "new technology enterprise" status. "New technology enterprises" are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment as an "advanced technology enterprise" for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning from January 1, 2004, as a "new technology enterprise" set up in Beijing Zhongguancun Science Park, the effective income tax rate for AsiaInfo Technologies will be 15%. Under current law, as long as AsiaInfo Technologies maintains the "new technology enterprise" status, it will be exempted from Chinese local corporate income tax.

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

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a "high and new technology enterprise." Subject to the approval of the relevant tax authorities, "high and new technology enterprises" registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations (which was year 2002 for AsiaInfo Chengdu), and are entitled to a tax reduction at the rate of 15% in subsequent years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Although sales of software in China are subject to a 17% value added tax, companies that develop their own software and have the software registered with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. Changes in Chinese tax laws may adversely affect our future operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Our gross revenues were $28.0 million and $85.6 million, respectively, in the three- and nine-month periods ended September 30, 2003, representing decreases of 14% and 12% against the comparable periods in 2002. These decreases in gross revenues were primarily attributable to the impact of the SARS outbreak in China, which caused delays in our service delivery to our customers and corresponding delays in revenue recognition. In addition, gross revenues have been decreasing as a result of the change in the nature of telecommunications spending in China, which is shifting from large infrastructure projects (with high levels of hardware pass through), to value-added software-related project and other forms of network enhancement.

Revenues net of hardware costs were $15.8 million and $41.3 million, respectively, in the three- and nine-month periods ended September 30, 2003, representing an increase of 8% and a decrease of 20% against the comparable periods in 2002. Software revenues were $8.4 million and $22.0 million, respectively, in the three- and nine-month periods ended September 30, 2003, representing decreases of 10% and 15% against the comparable periods in 2002. The decrease on software revenue was attributable to decreased spending on internet-protocol, or IP, network software products. Network Solutions net revenues were $7.4 million and $19.4 million, respectively, in the three- and nine-month periods ended September 30, 2003, representing an increase of 40% against the comparable quarter in 2002 and a decrease of 24% against the comparable nine month period. The quarter to quarter increase was primarily related to our delivery of network solutions related services under certain major projects during the quarter.

COST OF REVENUES. Our cost of revenues decreased 25% to $18.0 million, as compared to the same period in 2002. This decrease in costs of revenues was attributable to the overall decrease in revenues.

GROSS PROFIT. Our gross profit was $10.0 million and $24.7 million, respectively, in the three- and nine-month periods ended September 30, 2003, representing an increase of 18% and a decrease of 25% against the comparable periods in 2002. Gross profit as a percentage of net revenue increased to 63% and decreased to 60%, respectively, in the three- and nine-month periods ended September 30, 2003, as compared to 58% and 64% in the comparable periods of 2002. The improvement in gross margins during the third quarter of 2003 was attributable to the sequential increase in our net revenue, as well as improvements in our operational efficiency.

OPERATING EXPENSES. Total operating expenses decreased 5% to $8.0 million in the three-month period ended September 30, 2003, from $8.5 million in the comparable period in 2002. This decrease resulted largely from a decrease in sales and marketing expenses.

Sales and marketing expenses decreased 9% and 28%, respectively, to $2.8 million and $8.3 million in the three- and nine-month periods ended September 30, 2003, against the comparable periods in 2002, reflecting our continued efforts to consolidate our sales force and increase operating efficiency.

Research and development expenses decreased 3% and increased 8%, respectively, to $2.0 million and $7.2 million, in the three- and nine-month periods ended September 30, 2003. The quarter to quarter decrease is attributable to the consolidation of our research and development resources (which were formerly split between two SBUs).

General and administrative expenses increased 15% and 9%, respectively, to $3.1 million and $8.4 million, in the three- and nine-month periods ended September 30, 2003, against the comparable periods in 2002. The year-over-year increase for the third quarter of 2003 was due largely to increases in bad debt provisions, with the amount of $1.02 million for the third quarter of 2003.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $0.5 million and $1.8 million, respectively, in the three- and nine-month periods ended September 30, 2002 to income of $0.4 million and $1.2 million in the three- and nine-month periods ended September 30, 2003, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

EQUITY IN LOSS OF AFFILIATE. In the three- and nine-month periods ended September 30, 2003, equity in loss of affiliate of approximately $0.09 million and $0.28 million, respectively, represented our proportionate share of losses incurred by Intrinsic, in which we hold a minority stake.

NET INCOME (LOSS). We recorded net income of $2.2 million, or $0.05 basic income per share, for the quarter ended September 30, 2003. We expect net revenue for the fourth quarter of 2003 to be between $15 and $16 million, or $0.04 to $0.05 per basic share.

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

Our accounts receivable balance at September 30, 2003 was $55.9 million, consisting of $ 21.4 million in billed receivables and $ 34.5 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of those receivables to be relatively long.

At the end of the third quarter, our days sales outstanding were 177 days, as compared to 219 days at the end of the second quarter of 2003. Our billed receivables were 68 days sales outstanding and our unbilled receivables were 109 days sales outstanding. The lower day sales outstanding were caused by our enhanced collection abilities. We had positive operating cash flow of $11.6 million in the third quarter of 2003, also primarily attributable to our enhanced collection abilities.

As of September 30, 2003, we had total short-term credit facilities totaling $32.1 million, expiring by June 2004, for working capital purposes, of which unused short-term credit facilities were $27.7 million at that date. At September 30, 2003, $4.4 million had been used to issue letters of credit and bank guarantees. Additional borrowings of approximately $0.06 million were secured by

AsiaInfo Management's net assets. All the borrowings were in Renminbi. The loans carry interest at a rate of 4.8% per annum and are repayable within one year. Bank deposits pledged as security for those bank loans and short-term credit facilities totaled $16.1 million as of September 30, 2003, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $143.7 million, of which $11.3 million was in short term investments, $16.1 million was in restricted cash, and $116.3 million was in cash and cash equivalents. Restricted cash consisted of $10 million used to secure our $32.1 million credit facility, $5.7 million pledged as security for issuing standby letters of credit and $0.4 million held by AsiaInfo Management and pledged as security for guarantees. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

As of September 30, 2003, our inventory position was $3.5 million, down from $4.7 million at the end of the second quarter of 2003. This decrease was attributable to equipment deliveries for several large projects during the third quarter of 2003.

Our contractual obligations consist of noncancellable operating lease agreements. As of September 30, 2003, future minimum lease expenses under noncancellable operating leases are expected to be approximately $3.1 million, and become due as presented in the table below:

                                              Operating Leases
                                              ----------------

Less than 1 year ........................     $    1.8 million
1 to 3 years ............................          1.3 million
4 years and thereafter ..................           --
                                              ----------------
Total minimum lease expenses ............     $    3.1 million
                                              ================

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

REVENUES AND COST OF REVENUES. We derive a significant portion of our revenue from fixed-price contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of our contracts can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Accordingly, changes in our estimates would impact our future operating results.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under SFAS No.142, during the first quarter of 2003 we completed an annual goodwill impairment test and recorded a one-time, non-cash impairment charge of $29.8 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson in February of 2002, as well as a $0.38 million impairment charge relating to the goodwill arising from our acquisition of the minority interest of Marsec. The impairments resulted primarily from the industry-wide equity devaluations of the past year. Continued deterioration of market conditions may require us to record additional impairment charges in the future.

INVESTMENT IN AFFILIATE. We account for our minority interest in Intrinsic Technology (Holdings), Ltd., or Intrinsic, using the equity method. Intrinsic has incurred operating losses since our investment in April 2001. We conducted an asset impairment test during the fourth quarter of 2002 in connection with our private equity investments, including our 14.22% interest in Intrinsic, which is recorded on our balance sheet as an "investment in affiliate". As a result of this test, we recorded an impairment charge of approximately $2.0 million in investments in affiliates. Sustained operating losses of this affiliate or other adverse events could result in our inability to recover the carrying value of the investment, which may require us to record an additional impairment charge in the future.

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

Most of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications and Internet infrastructure. Insufficient government allocation of funds to sustain the growth of China's telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

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

OUR CUSTOMER BASE IS CONCENTRATED AND THE LOSS OF ONE OR MORE OF OUR CUSTOMERS COULD CAUSE OUR BUSINESS TO SUFFER SIGNIFICANTLY.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. China Mobile accounted for 46% of our revenues net of hardware cost in 2002 and for 41% of our revenue backlog net of hardware cost as of September 30, 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Our recent acquisition of the HRM and BI assets of Pacific Software is part of our strategy to further diversify our business and, therefore, gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we can not provide any assurance that a material proportion of our revenues will be derived from other industries.

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

OUR HIGH LEVEL OF FIXED COSTS, AS WELL AS INCREASED COMPETITION IN THE SOFTWARE MARKET, COULD RESULT IN REDUCED OPERATING MARGINS.

We maintain a relatively stable work force of software and network engineers engaged in all phases of planning and executing projects on behalf of our customers. As a result, our operating costs are relatively fixed from quarter to quarter, regardless of fluctuations in our revenues. In recent periods, this has resulted in our gross profit decreasing as a percentage of our net revenues. For example, during the second quarter of 2003 our revenues were impacted by the outbreak of SARS and our gross profit as a percentage of net revenue decreased to 56% as compared to 66% in the comparable period of 2002. Future fluctuations in our net revenues could result in similar decreases in our operating margins. In addition, enhanced competition in the software market and other markets in which we operate could result in reduced prices, which, together with our relatively fixed operating costs, could also result in reduced operating margins.

BUSINESS ACQUISITIONS WE UNDERTAKE MAY BE CHALLENGING, AND WE MAY REALIZE LOSSES ON OUR INVESTMENTS

In February of 2002, as a key component of our business and growth strategy, we acquired Bonson, a leading provider of operation support system solutions in China.

On October 20, 2003, we entered into a definitive agreement to acquire certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. Consummation of the acquisition is subject to certain conditions and is expected to occur before the end of 2003.

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

SEVERE ACUTE RESPIRATORY SYNDROME MAY HAVE AN IMPACT ON OUR BUSINESS

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter revenues by disrupting travel throughout China and causing serious delays in service delivery to our customers. The outbreak also interrupted our collection efforts, causing accounts receivable and days sales outstanding to increase. These effects are also reflected in our operating results for the nine months ended September 30, 2003 and are expected to impact our full year 2003 operating results. Although the spread of SARS in China appears to have been contained and our business activities resumed normal operations throughout the third quarter of 2002, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Any future re-emergence or worsening of the SARS epidemic could have an adverse impact on our business.

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

WE SELL OUR LARGE SYSTEMS INTEGRATION PROJECTS ON A FIXED-PRICE, FIXED-TIME BASIS WHICH EXPOSES US TO RISKS ASSOCIATED WITH COST OVERRUNS AND DELAYS.

We sell our large systems integration projects on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large-scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liable for late completion fines.

WE MAY BECOME LESS COMPETITIVE IF WE ARE UNABLE TO DEVELOP OR ACQUIRE NEW PRODUCTS, OR ENHANCEMENTS TO OUR EXISTING PRODUCTS, THAT ARE MARKETABLE ON A TIMELY AND COST-EFFECTIVE BASIS.

Our future operating results will depend, to a significant extent, upon our ability to enhance our existing products and services and to introduce new products and services to meet the requirements of our customers in a rapidly developing and evolving market. For example, we continually develop new services and software products for our customers in the telecommunications market. If we do not enhance our existing products and services or introduce new successful products and services in a timely manner, our products and services may become obsolete, and our revenues and operating results may suffer. Moreover, unexpected technical, operational, distribution or other problems could delay or prevent the introduction of any products or services that we may plan to introduce in the future. We cannot be sure that any of these products and services will achieve widespread market acceptance or generate incremental revenues.

OUR PROPRIETARY RIGHTS MAY BE INADEQUATELY PROTECTED AND THERE IS A RISK OF POOR ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS IN CHINA.

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality agreements and copyright and trademark registration. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to telecommunications-related software products, although we have not applied for copyright protection elsewhere (including the United States). Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson, which we acquired in February 2002, had never registered copyrights for its software products prior to the acquisition, although we subsequently registered copyrights for all of its software products. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

In the human resources management and business intelligence software sector, following the completion of our anticipated acquisition of the HRM and BI assets of Pacific Software, our competitors will include large international information technology companies such as SAP, IBM and PeopleSoft and domestic players such as UFSoft.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended September 30, 2003. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are cash and short-term investments. As there are no significant market price movements, such investments are held at cost. As of September 30, 2003, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $190 and decrease our annual interest income by approximately $118,000, respectively. The effect of changes in exchange rates on our results of operations has been insignificant.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. From the effective date of the Registration Statement through September 30, 2003, the net proceeds have been used for the following purposes:

Purchase and installation of machinery and equipment .............  $  7,460,000

Temporary investments, including cash and cash equivalents .......    25,230,000

Investments in subsidiaries ......................................    51,110,000

Research and development and sales and marketing expenses ........    42,810,000

                                                                   -------------
                                                                   $ 126,610,000
                                                                   =============

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

ITEM 5.  OTHER INFORMATION

NEW BOARD MEMBER

Effective October 17, 2003, we appointed Weiying Zhang to our board of directors as an independent director. A highly respected economic and management expert in China, Mr. Zhang is a Professor of Economics and the First Associate Dean of Guanghua School of Management at Peking University. Mr. Zhang is also a member of the Advisory Board of the State Informatization Committee of China. Mr. Zhang holds a doctorate degree in economics from Oxford University. Mr. Zhang replaced Steven Chang, who had been a member of AsiaInfo's board of directors since 2001. Mr. Chang's resignation from the board and Mr. Zhang's appointment became effective on the same date, October 17, 2003.

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

       Wangying Communications Technology Company Limited) and Capital Contribution /**/
10.4 Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003/#/
10.5 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003/#/
10.6 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003/#/
10.7 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003/#/
10.8 Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003/#/
10.9 Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003/#/
11.1 Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

/***/ Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

/****/ Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.

/#/ Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.

(b) Reports on form 8-K

We furnished a Current Report on Form 8-K on October 21, 2003 relating to our quarterly earnings announcement for the quarter ended September 30, 2003. On the same Form 8-K, we also reported the signing of a definitive agreement to acquire certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprises based in Beijing, China.

Pursuant to the requirements of Item 9 of Form 8-K as mandated by Regulation FD, we furnished a Current Report on Form 8-K on October 22,2003 relating to certain presentation slides delivered at an investment community day held at our headquarters in Beijing, China.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AsiaInfo Holdings, Inc.


Date: November 14, 2003                 By:  /s/  Ying Han
                                        ----------------------------------------
                                        Name:  Ying Han
                                        Title: Chief Financial Officer
                                               (duly authorized officer
                                               and principal financial officer)