Form 10-K
period 2003-12-31
ASIAINFO HOLDINGS INC
filed 2004-03-15
CIK 1100969

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

                  For The Fiscal Year Ended December 31, 2003

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

Based on the closing sale price of the common stock on the Nasdaq National Market System on June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $269,771,109.60.

The number of shares outstanding of the Registrant's common stock, $0.01 par value, was 45,416,754 at March 9, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

                            ASIAINFO HOLDINGS, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS

                                                PART I
ITEM 1.  Business............................................................................  3
ITEM 2.  Properties.......................................................................... 16
ITEM 3.  Legal Proceedings................................................................... 16
ITEM 4.  Submission of Matters to a Vote of Security Holders................................. 17

                                               PART II
ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters............... 18
ITEM 6.  Selected Financial Data............................................................. 19
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation 20
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.......................... 37
ITEM 8.  Financial Statements and Supplementary Data......................................... 38
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 38
ITEM 9A. Controls and Procedures............................................................. 38

                                               PART III
ITEM 10. Directors and Executive Officers of the Registrant.................................. 38
ITEM 11. Executive Compensation.............................................................. 38
ITEM 12. Security Ownership of Certain Beneficial Owners and Management...................... 38
ITEM 13. Certain Relationships and Related Transactions...................................... 38
ITEM 14. Principal Accountant Fees and Services.............................................. 39
ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................... 39
SIGNATURES................................................................................... 41

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors Affecting Our Operating Results and Our Common Stock."

In this report, "AsiaInfo," the "Company," "we," "us," and "our" refer to AsiaInfo Holdings, Inc. and its subsidiaries.

                                    PART I

ITEM 1.   Business

Overview

We are a leading provider of high-quality software and network solutions in China. We provide total customer solutions to some of China's largest companies, helping our customers to increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom. Recently, through our acquisition of a human resources management, or HRM, and business intelligence, or BI, software business, we have gained exposure to new customers in industries such as transportation, power and iron and steel.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc., or AsiaInfo Management, which are both Chinese companies.

In China, we have designed and implemented most of the nation's major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included the carrier-class, meaning high performance, highly fault tolerant, software components that we develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of the China market. Because those software products, along with our network integration services, have a broad range of applications for our customers' businesses, including their fixed-line, wireless and Internet services, our business has grown from a pure Internet infrastructure developer to a total communications infrastructure software and services provider.

We believe that there are opportunities for us to expand into new business areas and to continue to grow our business both organically and through acquisitions. On December 4, 2003, we completed our acquisition of certain HRM and BI assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. We expect that this acquisition will help us to expand into the HRM and BI software markets, and will expose us to customers in other industries, outside of our traditional telecommunications customer base.

Industry Background

According to China's Ministry of Information Industry, or MII, in 2003 China's fixed-line phone subscribers increased by 23% to 263 million and wireless phone users increased by approximately 30% to 268 million. During that period, total revenue generated by the telecommunications sector reached approximately $55.54 billion, up 13.9% from the previous year. China's telecommunications sector continues to serve as a growth engine for the country's overall economy, in which GDP grew at a rate of 9.1% in 2003, according to the Ministry of Finance of China. The following table sets forth certain information relating to China's economic growth and the telecommunications industry in China as of the dates indicated:

                                                                      Compound Annual
                                              As of December 31,        Growth Rate
                                          --------------------------  ---------------
                                           2000   2001   2002   2003    (2000-2003)
                                          -----  -----  -----  -----  ---------------
China's population (in millions)......... 1,267  1,276  1,286  1,303        1.3%
China's GDP per capita (RMB)............. 7,081  7,543  7,930  8,300        4.7%
Fixed-line Telephone
   Access lines in service (in millions). 144.8  180.4  214.4  263.3       22.1%
   Penetration rate /(1)/................  11.4%  14.1%  16.7%  21.2%      23.0%
Wireless Telephone
   Subscribers (in millions).............  84.5  144.8  206.6  268.7       47.1%
   Penetration rate /(1)/................   6.7%  11.3%  16.1%  20.9%      46.1%
Internet
   Users (in millions)...................  22.5   33.7   59.1   79.5       52.3%
   Penetration rate /(1)/................   1.8%   2.6%   4.6%   6.2%      51.0%

--------
(1) Determined by dividing the number of subscribers or users by the total population of China.
Sources: Data in respect of China's population and GDP per capita are derived from information published by the National Statistical Bureau of China; data in respect of mobile subscribers are derived from information published by the Ministry of Information Industry; data in respect of Internet users are derived from information published by China Internet Network Information Center.

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

Over the past several years, the telecommunications industry in China has gone through several restructurings. These restructurings have been accompanied by industry deregulation and rapid growth in the market for telecommunications services. Prior to a major industry restructuring in 1999, the telecommunications market in China was dominated by the predecessor company of China Telecom. In 1999, the predecessor company of China Telecom was divided into the four companies, focusing on fixed line, mobile telephony, satellite communications and paging, respectively. In May 2002, the telecommunications industry was further restructured with the split of China Telecom into two independent companies. China Netcom Group was formed by merging the telecommunications assets of China Telecom in ten northern provinces of China with China

Netcom Corporation Ltd., or China Netcom, and Jitong Communication Co., Ltd. The southern division of the original China Telecom continues to operate under the China Telecom name.

At the end of 2003, there were five major licensed telecommunications operators in China. China Telecom, China Netcom Group, China Unicom and China Railway Communications Corporation, or China Railcom, provide fixed-line services, while China Mobile and China Unicom are licensed to provide wireless services. China Satellite Communications Corporation, or China Satcom, the sixth licensed telecommunications operator in China, has smaller operations and specializes in satellite communications. All six operators are Internet service providers. In terms of total income in 2003, China Mobile held 37.4% of the market in China, followed by China Telecom with 31.1% and China Netcom Group with 16.6%. China Unicom ranked fourth with a market share of 13.4% while remaining operators together held the remaining 1.5%, according to MII.

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

According to MII, overall capital expenditure in the telecommunications sector increased by 8.6% to $26.8 billion in 2003. We anticipate the expenditure level in 2004 to be at the same level as 2003, while the focus of the expenditure will be on data, value-added service platforms and support networks such as BOSS, CRM and billing, which are all solutions we offer.

Market Opportunities

China's telecommunications industry is expected to grow at a rate of 14% in 2004, according to MII. The number of fixed-line users is expected to reach 290 million, and the number of mobile phone users is expected to reach 320 million in 2004, according to MII. In the services area, China is expected to have approximately 60 million users of Personal Handy-Phone System, or PHS, 16.7 million subscribers of code division multiple access, or CDMA, mobile services, 10 million users of broadband and 100 million users of the Internet in 2004. At the same time, China's large state-owned enterprises are expected to increase their investment in human resources management and business intelligence software and solutions, according to the China Center for Information Industry Development, or CCID.

We believe that the principal market opportunities for us include the following:

Telecommunications business and operation support systems (BSS/OSS). With increased competition in China's telecommunications industry, China's telecommunications carriers are shifting their focus from capacity expansion to operation efficiency. As a result, we believe a well-developed BSS/OSS system for customer relations management will be the core competence and investment focus for carriers. We expect China's major telecommunications carriers to restructure their existing technology-oriented and network-based operational support systems and increase their investments in their customer-oriented and service-based BSS/OSS systems.

Value-added telecommunications services. Gartner Group, an independent research firm, predicts that revenues from traditional voice service will maintain a growth rate of 7% from 2004 to 2006. In the next two years, value-added telecommunications services are expected to be the main driving force in the development of China's telecommunications industry. Mobile data services are expected to grow at an annual rate of 96%, while Internet services are expected to maintain an annual growth rate of 38%. Investment in value-added services of the four largest telecommunications operators in China are expected to reach an annual growth rate of 78% in the next two years. Because of the diversity of services and technologies, investment in value-added services is expected to focus on interconnection among the operators and billing mechanisms for various services.

Network construction, network optimization and network maintenance. Although network construction for the major telecommunications operators in China has largely been completed, the restructurings of China Telecom and China Netcom and the development of value-added services have brought new requirements for sophisticated functions on those networks. In particular, the increasing use of broadband presents opportunities for network optimization. In addition, outsourcing of network maintenance has become another growing market as telecommunications operators shift their investment focus from networks to services.

Human Resources Management (HRM) and Business Intelligence (BI). HRM and BI software is a developing market globally. According to a recent IDC research report on HRM systems, global enterprise expenditure on human resources services is expected to reach $103.3 billion by 2007 and the global market for BI software solutions is expected to grow at an average annual rate of 27% to 2005. CCID predicts that more than 60% of Chinese enterprises will invest in HRM systems in the next two years, and 16% of Chinese enterprises will implement HRM programs in 2004. According to IDC, China's HRM market will reach a scale of $100-150 million by 2005. Facing more and more market competition, many enterprises in China have adopted the strategy of utilizing thorough analysis of data regarding customers, markets and products to reduce operational costs and to increase profits, making BI a promising and growing market.

Our Strategy

Our vision is to be the leading company providing world-class software and solutions to high profile customers in telecommunications and enterprise solutions markets.

Through the implementation of our business strategies since 2000, we have successfully transformed ourselves from a systems integrator of Internet networks to a total customer solutions provider of software and network services. Our strategy is to provide high quality software products and IT service for our customers to help them achieve sustainable development. The key aspects of our strategy include the following:

The escorting plan. We hold the leading positions in the markets for construction of BSS/OSS systems and Internet networks in China, which we believe are two of the most important areas for the future development of telecommunications operators. To further strengthen our leading position, and to better support telecommunications operators, in 2003 we announced what we refer to as our "escorting plan" for telecommunications operators. Through our escorting plan, we aim to build strong partnerships with telecommunications operators so as to better understand their requirements and to provide them with their most valued products and services. This, in turn, will bring us better opportunities to market our products and services.

New Service Provider (SP). Based on our software products and professional services, and our close relationships with telecommunications operators, we plan to establish a new business model with telecommunications operators to develop the market for value-added telecommunications services in China. Since the end of 2003, we have undertaken experimental programs with telecommunications operators, and have established a new business unit, called New Services, to address this market.

Enterprise market strategy. In December 2003, AsiaInfo acquired the HRM and BI software businesses of Pacific Software and integrated the acquired assets into a new business unit, Enterprise Information Solutions, or EIS. The current strategy of EIS is to develop and expand its HRM and BI businesses in the market for large enterprises in China, and to promote our strength in software, technology and services in that market.

Focus on high value information technology professional services. We focus on providing our customers with high value IT professional services, such as network planning, design and optimization, while gradually outsourcing lower end services, such as hardware installation. We believe the service components of our telecommunications solutions will become increasingly important as telecommunications networks become more complex and more customized. As such, we intend to continue to develop our services business to include provision of professional maintenance and support services to our existing customers.

Attract and retain highly qualified personnel. We intend to continue our strategy to attract and retain the best and most qualified personnel in China's IT industry. In view of the specific needs of the China market, we target our recruitment effort on Chinese citizens who have information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading company in China.

Our Competitive Strengths

Through ten years of development, we have become the largest telecommunications software and solutions provider in China. The key factors that contribute to our strong competitive position are:

The leading provider of telecom BSS/OSS solutions. We are the leading provider for China Mobile's operation support systems. We developed one of the largest telecommunications customer management systems in the world for Zhejiang Mobile, a subsidiary of China Mobile. Our successful work for China Mobile provides us with a solid position to support other telecommunications operators in their BSS/OSS systems construction.

The leader in Internet related markets. We are a leader in designing and implementing China's Internet infrastructure. We built first-class Internet backbones and provincial access networks, as well as user management systems and email systems, for China Mobile, China Telecom, China Netcom and China Unicom. As development of IP based value-added telecommunications services are becoming telecommunications operators' most important business strategy, we anticipate that the systems we constructed will help us to gain an advantageous market position.

Large-scale software development. Our software products, such as those for online billing solutions, e-mail solutions, business operation support systems solutions and CRM solutions, are capable of handling more than ten million telecommunications services users. Our large-scale software development capabilities will further help us to ensure efficiency and profitability in future development.

Customer-centric and cost-effective project management capability. Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserve customer loyalty. As such, we remain in close contact with our customers to meet their needs and demands during the course of these projects. Through experience and time, we have developed a unique project management system to achieve maximum customer satisfaction in a cost-effective manner. We believe our effective project management system distinguishes us from our competitors in China.

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

Products and Solutions

We leverage our core strengths in information technology software and services into product and solution offerings to leading telecommunications service providers, as well as major enterprises in the power and transportation markets in China. Our offerings include seven categories of software products, each of which is given the name "Open" because the software installed is designed with open architecture to facilitate further development and customization for specific purposes. We integrate a combination of these products, together with our services, into solutions according to individual customer needs.

AIOpenBOSS

AIOpenBOSS provides a flexible, expandable operation support platform for convergent billing solutions for mobile operators. AIOpenBOSS supports the business of mobile operators by providing a full line of integrated solutions including billing, account processing, operations management, customer services, settlements, as well as system monitoring and disaster recovery management. AIOpenBoss is capable of being developed into a full-service operations support system based on its core convergent billing function. Software products under this category include AsiaInfo Online Billing System, AsiaInfo Convergent Billing System, AI-BS Mobile Business Operating Support System and AsiaInfo Integrated Settlement System.

AIOpenCRM

AIOpenCRM is a leading customer relationship management solutions suite we launched for Chinese telecommunications operators. AIOpenCRM is an efficient system for operators to improve customer service quality and customer satisfaction. Our suite of customer relationship management solutions allows wireless and fixed-line telecommunications operators to improve customer service and establish strong customer relationships. Our AIOpenCRM products include solutions for AsiaInfo Customer Care and Relationship Management System and AsiaInfo Order Management System.

AIOpenBI

The core of the AIOpenBI solution is a carrier-class operating analysis & decision support system platform. With embedded technology such as data warehousing, online analytical process and data mining, AIOpenBI enables carriers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions. Our main product under AIOpenBI is called AIOmniVision.

AIOpenXpert

AIOpenXpert, AsiaInfo's network management product suite, includes network access and backbone infrastructure design and implementation for telecommunications and Internet service providers. Our main product under AIOpenXpert is call AINetXpert. AIOpenXpert supports a wide array of network technologies and generally involves one or more of the following services:

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

AIOpenAPP

We design and provide applications for Internet access, Internet protocol telephony and virtual private networks and allow our clients to provide commercial services to their customers. We also provide high volume messaging software and services, and Web-based as well as other Internet applications. Software products within our AIOpenAPP solutions include AsiaInfo Mail Center
(AIMC), AsiaInfo Unified Messaging System (AIUM), AsiaInfo Internet Short Messaging Gateway (AIISMG) and AsiaInfo VisionXpert (AIVX).

AsiaInfo Mail Center (AIMC). Our flagship online messaging software, AIMC, is an integral part of our service application offerings. AIMC is carrier-scale messaging software designed to support electronic mail systems for the full range of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free e-mail, basic e-mail service and premium business secure e-mail to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. In addition to major telecommunications and Internet service providers, top Internet content providers in China are among the key customers for AIMC. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The wireless application protocol, or WAP, and short messaging system, or SMS, functions allow the end user to access email at any time with a mobile connection. AIMC also enhances user experience with its stream-based video mail function.

AsiaInfo Unified Messaging System (AIUM). AIUM is an information-exchanging platform for wire, wireless and Internet networks providing customers complete access to message transmission and retrieval. AIUM gives the user freedom to choose among various media, such as e-mail, telephone, facsimile and mobile telephone, to send and retrieve messages.

AsiaInfo Internet Short Messaging Gateway (AIISMG). AIISMG is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile (which facilitated more than 80 billion short messages in 2002) to achieve single-point access and provincial roaming within China. Furthermore, AIISMG supports multi-protocols to enable short messages transported between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), CDMA, personal handy phone system, or PHS, and third generation, or 3G networks.

AsiaInfo VisionXpert (AIVX). AIVX is a support system for video-conferencing operations, providing the following functions:

..   Conference management--scheduling user participation in conferences and booking meeting times and venues;

..   Resource management--carrying out deployment strategies over system resources, supporting products of different manufactures and providing inter-operator development and redundancy design;

..   User management--managing users data and user' rights, and matching users and terminals;

..   Billing management--collecting billing records, generating billing messages, answering billing inquiries and performing bill payment function.

AIOpenEIS

EIS refers to Enterprise Information Solutions, and the main product under AIOpenEIS is Human Resources Management (HRM) Systems, which provides enterprises with a highly functional and efficient computerized system that enables the accurate, timely and standardized capturing, storage, analysis and maintenance of all HR-related information. Our HRM solution is also capable of facilitating all key HR management functions, from basic data collection, filing, analysis and reporting, to performance review and salary/incentives management, to organization development management. In particular, the HRM solution allows China's large enterprises, especially those former or existing state-owned enterprises, to comply with governmental requirements on human resources management and requirements of domestic labor laws on pension, housing and insurance. It also supports the management of career promotion systems for skilled workers based on numerous state-administered tests.

AIOpenPRM

AIOpenPRM is a system we recently developed that calculates, manages and reconciles payment for intercarrier network access, including settlement of roaming charges between mobile operators, as well as management of agreements and settlements between operators and their business partners. "PRM" refers to "partnership relationship management". AIOpenPRM solution also provides support to telecommunications operators in their services to large enterprise customers and high-end individual customers, as well as their relationship management with third-party sales channels. Our main product under AIOpenPRM is called AIBCBS. As of the date of this report, AIOpenPRM has recently become available for sale and we have not yet entered into any customer agreements for AIOpenPRM.

Services

An integral part of our total customer solutions business is providing customers with professional IT services including network planning, design and optimization, as well as technical training, while gradually outsourcing lower end services, such as hardware installation. In direct response to our customers' needs, we have recently expanded our services business to include the provision of professional maintenance and support services. This service component of our business will become increasingly important, particularly as telecom networks become more complex and Chinese carriers pay more attention to improving their efficiency.

Strategic Acquisitions and Alliances

From time to time we enter into strategic acquisitions and alliances in order to further our business objectives, including:

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

In December 2003, we acquired certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprises based in Beijing, China. The acquisition has expanded our business into the fast-growing human resources management and business intelligence market, allowing significant cross-marketing of our expertise in software management and development outside our traditional telecommunications industry client base.

Pricing

We currently price our projects on the following basis:

..   Third party hardware procurement.  We sell hardware as part of our total solutions and price hardware together with the total contract price as a fixed-fee. To minimize exposure to hardware risk, we source equipment from hardware vendors against letters of credit from our customers.

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

..   Services.  We price our services internally on an estimated time and material basis. Services included in a solution offering are charged to customers as a percentage of the total contract amount while professional maintenance and support services are charged separately, usually on an annual basis.

Contracts for our projects are generally subject to competitive bidding processes.

Technology

We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility required in a highly competitive, dynamic environment.

Our business and operation support system solution (AIOpenBOSS) is a flexible, expandable, and scalable operation support platform with multi-tier architecture. As a modularized software product, it has the following technical features:

..   an architecture adaptable to various compatible commercial middleware.

..   a unified rating engine providing flexible pricing mechanisms.

..   dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time.

..   memory database technologies allowing high performance for rating and billing activities.

..   a real-time accounting system satisfying more sophisticated business requirements.

Our analytical customer relationship management software (AIOpenCRM), solution uses data-warehousing technology, offering decision support and execution services. It has the following technical features:

..   data mining and online application and processing analysis capabilities enhanced by the flexibility of data-warehouse modelling technologies.

..   flexible and reliable scripting technologies independent of operating system and database.

..   dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time.

..   proprietary extract, transfer and load (ETS) technologies.

The architecture of our partnership relations management software (AIOpenPRM) has three layers: the access layer, service layer, and data layer. The multi-tier design technology provides flexibility, scalability, and high performance. To facilitate the flexible configuration and integration with other systems, the following technologies are adopted:

..   The Workflow Management System (WFMS) performs execution and monitoring by breaking down work activities into well-defined tasks, roles, rules and processes to improve the production organization and working efficiency. This technology allows operators to reconfigure the business process to improve service quality and flexibility.

..   Bus-oriented architecture and implementation of communications crossing application systems allow centralized and integrated connection among various modules.

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We upgrade our existing software products to enhance scalability and performance and provide added features and functions.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools.

Customers

Our customers currently consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, China Netcom Group and China Telecom. For the year ended December 31, 2003, China Mobile accounted for approximately 45% of our revenues net of hardware costs, while China Unicom accounted for approximately 25%, China Telecom and China Netcom Group each accounted for approximately 12% and other customers accounted for 6%. Our customer base is changing and diversifying as the overall China telecommunications market deregulates. For more information on restructurings and regulatory changes affecting our customers, please see the discussion above under the heading "Industry Background" and the discussion below under the heading "Government Regulation."

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephony service provider in China, with over 176 million wireless voice service subscribers, and has various provincial subsidiaries throughout China which are responsible for local networks. China Mobile's digital mobile (GSM) network covers all of China's cities and 99% of its rural areas.

China Unicom. China Unicom was established in 1994 and is China's second largest mobile operator, providing services to over 92 million mobile customers through its digital mobile (GSM) network and since January 2002, its second generation, or 2G, CDMA network. In 2003, China Unicom had 90.6 million subscribers and is targeting to achieve 107 million subscribers by the end of 2004. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. In 2003, China Unicom established joint ventures with Qualcomm and SK Telecom to promote its CDMA business. In the same year, its CDMA-IX system formally began operation. By the end of 2003, China Unicom's CDMA users had reached 19 million.

China Netcom Group. China Netcom was originally formed in 1999 to provide nationwide Internet broadband access and integrated telecommunications services. As part of the industry reorganization, China Netcom merged with the northern division of China Telecom and Jitong Communication, and the combined business now operates under the China Netcom Group name. In 2003, China Netcom completed its organizational restructuring and established the China Netcom Group, which consists of three main entities, CNC North (responsible for CNC's operations in northern China), CNC South (responsible for CNC's operations in southern China), and CNC International (responsible for CNC's toll switch business with international operators).

China Telecom. China Telecom is the leading provider of fixed-line telephone, data and Internet and leased line services in four of the most economically developed regions in China. Before the restructurings of the telecommunications industry in China that began in 1999, China Telecom, together with its various provincial subsidiaries, constituted our largest customer, accounting for almost all of our revenues in 1997 and 1998. As part of the industry reorganization completed in May 2002, the northern division of China Telecom (comprising ten provinces) merged with China Netcom and Jitong Communication to form China Netcom Group. The southern division (comprising twenty-one provinces) continues to operate under the China Telecom name.

Customers in the Enterprise Market

Through our acquisition of HRM and BI assets from Pacific Software, we have recently gained exposure to customers outside of our traditional telecommunications base. CCID predicts that more than 60% of Chinese enterprises will invest in HRM systems during the next two years, and 16% of Chinese enterprises will implement HRM programs in 2004. According to IDC, China's HRM market will reach a scale of $100-150 million by 2005. Facing increased competition, many enterprises have adopted a strategy of utilizing thorough analysis of data regarding customers, markets and products to reduce operational costs and to increase profits. Large-scale state-owned enterprises are the target customer base of our HRM and BI solutions business. Our key customers in this market primarily include Air China International Corporation, or Air China, and China Petrochemical Corporation, or Sinopec.

Air China. On October 11th, 2002, under the guideline of the System Reform Program for Chinese Civil Aviation Industry approved by the State Council, China National Aviation Holding Company was formally founded, consisting of Air China, China National Aviation Company and China Southwest Airlines. On October 28th, 2002, the new Air China was formed by consolidating the air transportation assets of the three companies. According to Air China, it has total asset of 50.89 billion RMB, total traffic volume of 5.17 ton kilometers and 23,000 staff. It operates 386 routes including 64 international and 322 domestic routes and offers 3,300 scheduled services weekly. It has extensive sales and operations networks throughout China and in major cities around the world.

Sinopec. Sinopec is a leading energy and chemical company in China. Its scope of business covers exploration, development, production and marketing of crude oil and natural gas, oil refining and marketing, production and sales of petrochemicals, chemical fibers, chemical fertilizers, and other chemicals, storage and pipeline transportation of crude oil and natural gas, import and export of its products, as well as research and development of related technologies. With one million employees, Sinopec is China's largest producer and seller of oil products, its largest supplier of major petrochemical products, and its second largest crude oil producer.

Sales and Marketing

Sales

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

In July 2003, we restructured our business units to create one point of sales contact for each major customer. Today our sales organizations are structured into four strategic customer accounts, namely China Telecom, China Mobile, China Netcom and China Unicom, to provide more integrated solutions and services. These accounts sell our solutions and services to the respective customers and manage our long-term relationship with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu and Guangzhou. As a result, we believe we have increased our organizational efficiency and improved the quality of our services to our clients.

Marketing

Through our organizational restructuring in July 2003, we consolidated our marketing personnel and established the department of Marketing and Strategy, focusing on corporate strategy planning, strategic alliance development, market analysis and software product development planning.

In addition to our department of Marketing and Strategy, we have a market communications, or Marcom, department, which engages in a number of activities aimed at increasing awareness of our products and services. These activities include:

..   managing and maintaining our web site;

..   producing corporate and product brochures and monthly customer newsletters;

..   conducting seminars and media conferences;

..   conducting ongoing public relations programs; and

..   creating and placing advertisements.

Competition

Our main domestic competitors in China are Digital China, Linkage, Neusoft, and Wholewise. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, who are establishing more active presences in the IT services market for China's telecommunications industry. In addition, top international consulting companies such as PricewaterhouseCoopers, Deloitte Touche Tohmatsu, Ernst & Young, Accenture, and KPMG, have also entered China's IT services market.

In the human resources management and business intelligence software sector, our competitors include large international information technology companies such as SAP, Oracle, IBM and People Soft, as well as domestic players such as UFSoft.

We believe that we have competitive advantages in our product and service segments due to our technology leadership, combined international and China expertise, high performance, scalable and flexible software, customer-centric and cost effective project management capability, and established customer relationships. Our competitors, some of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

Government Regulation

The Chinese government has generally encouraged the development of the IT industry, and the products and services we offer are not currently subject to extensive government regulations. The telecommunications industry in which most of our customers operate, however, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government's budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by MII, and other ministries and government departments.

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

The Circular on the Structural Adjustment of Telecommunication Charges, issued in December of 2000, reduced telecommunications service and Internet service fees in China, such as Internet access fees and leased line renting fees, permitting Internet protocol telephony operators, paging business operators, web hosting service providers and certain other value added service providers to set their prices based on their own cost structure and competitive strategy. We believe this Circular has positively impacted our business because, with the decline in telecommunications and Internet services fees, China's Internet population and tele-density have grown, which in turn has generated more demand for our products and services. For example, the number of Internet users in China increased to 79.5 million in 2003 due in part to the decrease in Internet access fees. In addition, with declining leased line tariffs, more and more enterprises will be able to afford to use the Internet as a business tool.

Under regulations introduced in December of 2001, foreign investors are now permitted to invest in China's telecommunications industry through Sino-foreign joint ventures. The new regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China's accession to the WTO. Under the Provisions, foreign investors will ultimately be permitted to own up to

49% of basic telecommunications businesses (with the exception of wireless paging businesses) in China, and up to 50% of value-added telecommunications businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

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

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark registrations. We have filed five trademark applications with the United States Patent and Trademark Office, three of which have been passed on to registration and two of which are currently pending. Our trademark application covering AsiaInfo's logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications with the Hong Kong Trade Marks Registry for AsiaInfo's logo, all of which have been passed to registration. We have also completed the registration of the copyrights for 107 versions of our software products with the State Copyright Bureau in China. However, although we may apply for such protection in the future, we have not applied for copyright protection in other jurisdictions (including the United States, which does not require registration for protection of copyrights). We do not own any patents and have not filed any patent applications.

We enter into confidentiality agreements with most of our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

We have over 800 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communications at all levels of the organization. As an incentive, we have created employee stock option plans that include vesting provisions designed to encourage long-term employment.

Our Code of Ethics

In 1999 we adopted a code of ethics, or Code, which applies to all of our employees. In 2003, we conducted a thorough review and updating of the Code in connection with the implementation of rules relating to codes of ethics under the U.S. Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted on our website at www.asiainfo.com.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.asiainfo.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.  Properties

Our principal development facilities and administrative offices currently occupy approximately 7,300 square meters in a building located in the Beijing Zhongguancun Science Park. The lease has a term of five years, which expires in February 2005, subject to termination in 2003 if an agreement on the adjustment of rent cannot be reached at that time. Our sales and marketing offices occupy approximately 1,800 square meters in a building located in the Beijing financial street area. The lease has a term of three years, which expires in February 2007. In addition, we have regional field support offices in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing and Wuhan, as well as a regional office in Santa Clara, California.

ITEM 3.  Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions to their purchasing shares in our IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs' alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management. On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. On October 9, 2002, the court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs' representatives. On February 19, 2003, the court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the court granted in part and denied in part those motions. As to the claims brought against us under the anti-fraud provisions of the securities laws, the court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the court denied the motion to dismiss such claims as to us and as to substantially all of the other issuer defendants. The court also denied the underwriter defendants' motion to dismiss in all respects.

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

                                            High   Low
                                            ----- -----
                         2003:
                            Fourth Quarter.   7.9  6.15
                            Third Quarter.. 12.12  6.01
                            Second Quarter.  8.69  4.00
                            First Quarter..  8.23  3.00
                         2002:
                            Fourth Quarter.  8.90  2.04
                            Third Quarter.. 13.78  3.22
                            Second Quarter. 13.88  9.80
                            First Quarter.. 24.25 10.66

As of March 1, 2004, we had approximately 161 holders of record of our common stock.

We have never declared or paid any dividends on our capital stock, and do not intend to pay dividends on our shares of common stock in the foreseeable future. Instead, we intend to retain all earnings for use in our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. Any dividends we declare will be paid in U.S. dollars.

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

ITEM 6.  Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation" beginning on page 20 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

                                                              Years Ended December 31,
                                            ---------------------------------------------------------------------
                                                2003          2002          2001          2000          1999
                                             -----------    ----------    ----------    ----------    ----------
                                            (Amounts in thousands of U.S. dollars except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
   Network solutions....................... $    84,686        88,253       161,131       158,696        53,786
   Software revenue........................      31,488        33,013        27,875        17,367         6,494
                                             -----------    ----------    ----------    ----------    ----------
       Total revenues......................     116,174       121,266       189,006       176,063        60,280
                                             -----------    ----------    ----------    ----------    ----------
Cost of revenues:
   Network solutions.......................      67,675        67,839       129,712       141,668        41,959
   Software revenue........................      14,546        13,161         3,821         3,030             4
                                             -----------    ----------    ----------    ----------    ----------
       Total cost of revenues..............      82,221        81,000       133,533       144,698        41,963
                                             -----------    ----------    ----------    ----------    ----------
Gross profit...............................      33,953        40,266        55,473        31,365        18,317
                                             -----------    ----------    ----------    ----------    ----------
Operating expenses:
   Sales and marketing.....................      11,340        14,680        21,768        19,734         8,768
   General and administrative/(1)/.........      10,827         9,907        14,905        12,893         8,167
   Research and development................       9,130         8,503         7,304         5,974         2,838
   Amortization of deferred stock
     compensation..........................         105           407         1,144         2,209         3,508
   In-process research and development.....         169           350            --            --            --
   Amortization of acquired intangible
     assets................................         209         1,749            --            --            --
   Impairment of goodwill and acquired
     intangible assets.....................      30,221            --            --            --            --
                                             -----------    ----------    ----------    ----------    ----------
       Total operating expenses............      62,001        35,596        45,121        40,810        23,281
                                             -----------    ----------    ----------    ----------    ----------
(Loss) income from operations..............     (28,048)        4,670        10,352        (9,445)       (4,964)
Other income (expenses):
   Interest income.........................       1,576         2,272         7,135         7,919           827
   Interest expense........................          (3)         (114)         (969)       (1,032)         (618)
   Other income (expense), net.............        (133)         (708)          (59)          (22)          143
Total other income, net....................       1,440         1,450         6,107         6,865           352
(Loss) income before income taxes, minority
  interests and equity in loss of affiliate     (26,608)        6,120        16,459        (2,580)       (4,612)
   Income tax benefit expenses.............        (978)          824         3,444           218           383
   (Loss) income before minority interests.     (25,630)        5,296        13,015        (2,798)       (4,995)
   Minority interests in (income) loss of
     consolidated subsidiaries.............         (12)           75          (396)           32            84
   Equity in loss of affiliate.............      (2,477)       (2,465)         (885)           --           (35)
                                             -----------    ----------    ----------    ----------    ----------
Net (loss) income.......................... $   (28,119)        2,906        11,734        (2,766)       (4,946)
                                             ===========    ==========    ==========    ==========    ==========
Net (loss) income per share:
   Basic................................... $     (0.63)         0.07          0.28         (0.07)        (0.34)
                                             ===========    ==========    ==========    ==========    ==========
   Diluted/(2)/............................ $     (0.63)         0.06          0.26         (0.07)        (0.34)
                                             ===========    ==========    ==========    ==========    ==========
Shares used in computation
   Basic...................................  44,459,010    43,583,420    41,525,159    37,239,649    14,630,145
                                             ===========    ==========    ==========    ==========    ==========
   Diluted/(2)/............................  44,459,010    45,961,545    45,924,724    37,239,649    14,630,145
                                             ===========    ==========    ==========    ==========    ==========

                                                           As of December 31,
                                                 ---------------------------------------
                                                   2003    2002    2001    2000    1999
                                                 -------- ------- ------- ------- ------
                                                      (amounts in thousands of US$)
Consolidated Balance Sheet Data:
Cash and cash equivalents....................... $119,395 115,153 110,635  48,834 25,404
Total current assets............................  219,480 215,094 232,836 254,190 64,773
Total assets....................................  240,022 263,430 245,860 264,003 71,427
Total liabilities (excluding minority interests)   53,365  52,955  60,460  95,206 31,639
Total stockholders' equity......................  186,657 210,158 184,790 168,609 39,788

--------
(1) In 2002, we adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," and as a result we discontinued amortization of goodwill on January 1, 2002 (see note 2 to our consolidated financial statements included in this report).
(2) In 2003, 2000 and 1999 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, upon the exercise of warrants and upon the automatic conversion of our convertible preferred stock which, if included, would have had an antidilutive effect on the net loss reported in those periods. In 2002 and 2001, we had options outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See Note 12 to our consolidated financial statements included in this report for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of high-quality software and solutions in China. We provide total customer solutions to some of China's largest companies, and help our customers to increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom. Recently, through our acquisition of a human resources management, or HRM, and business intelligence, or BI, software business, we have gained exposure to new customers in industries such as transportation, power and iron and steel.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our wholly-owned operating subsidiaries, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc., or AsiaInfo Management, which are both Chinese companies.

We believe that there are opportunities for us to expand into new business areas and to continue to grow our business both organically and through acquisitions. On December 4, 2003, we completed our acquisition of certain HRM and BI assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. We expect that the acquisition will help us to expand into the HRM and BI software markets, and expose us to customers in other industries, outside of our traditional telecommunications customer base.

Reliance on key customers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. Sales to China Telecom and its subsidiaries amounted to approximately 9%, 21% and 31% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 38%, 22% and 45% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately 13%, 6% and 9% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Mobile and its subsidiaries amounted to approximately 38%, 42% and 10% of total revenues in 2003, 2002 and 2001, respectively. The sum of our top five receivable balances represented 96% and 95% of the total receivable balances for the years ended December 31, 2003 and 2002, respectively. We have expanded our customer base recently through the acquisition of an HRM and BI software business with customers in sectors such as transportation and energy. However, our operating results are still dependent on our large customers in the telecommunications sector, and the loss of any of those customers could have a material adverse impact on us.

Impact of goodwill impairments. In connection with our acquisition of Bonson Information Technology Holdings Limited, we paid the former shareholders of that company $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock (which were valued at approximately $18 million at the time the acquisition was announced). During the first quarter of 2003, we completed an annual impairment test as required by Statement of Financial Accounting Standard ("SFAS") No.142 and recorded a non-cash impairment charge of $29.84 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson. In December 2003, we conducted an impairment test in connection with our investment in Intrinsic Technology Holdings, Inc., in which we hold a minority stake, and recorded a charge of $2.2 million. Although we do not presently anticipate any further impairment charges, any future deterioration of market conditions or other changes may require us to record additional impairment charges in the future, which would impact our net income (loss).

Impact of SARS outbreak. The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter 2003 revenues by disrupting travel throughout China and causing delays in service delivery to our customers. In addition, the outbreak of SARS interrupted our collection efforts, causing our days sales outstanding to increase to 219 days at the end of the second quarter of 2003. Although the spread of SARS in China has been contained and our business activities resumed normal operations during the third quarter of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Since January 5, 2004, a small number of new SARS cases have been reported in China. Any future worsening of the SARS epidemic could have an adverse impact on our business.

Revenues

We report our revenues on the basis of the two principal types of revenues derived from our business: network solutions revenues and software revenues.

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

Software revenue. Software revenues include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products as well as third party software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government's policy of encouraging China's software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

Net revenues. Although we report our revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues to our total revenues:

                                                Years Ended December 31,
                                         --------------------------------------
                                          2003    2002    2001    2000    1999
                                         ------- ------- ------- ------- ------
                                              (amount in thousands of US$)
Network solutions net of hardware costs.  25,982  31,720  43,516  27,211 18,727
Software revenue........................  31,488  33,013  27,875  17,367  6,494
                                         ------- ------- ------- ------- ------
   Total revenues net of hardware costs.  57,470  64,733  71,391  44,578 25,221
Total hardware costs....................  58,704  56,533 117,615 131,485 35,059
                                         ------- ------- ------- ------- ------
   Total revenues....................... 116,174 121,266 189,006 176,063 60,280
                                         ======= ======= ======= ======= ======

The information on revenues net of hardware costs in the above table is a non-GAAP financial measures within the meaning of Item 10 of Regulation S-K under the Securities Exchange Act of 1934, as amended. We have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total gross revenues. We believe that the presentation of this non-GAAP measure provides useful information for investors regarding our regular financial performance. Our management uses this measure for the same purpose. The presentation of this additional information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

Cost of Revenues

Network solutions costs. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We accrue hardware warranty costs upon final acceptance. We obtain manufacturers' warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

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

The costs associated with designing and modifying the formulation of our proprietary software are classified as research and development expenses as incurred.

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets and deferred stock compensation and impairment of goodwill and acquired intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the modification of the formulation existing software. We expense such costs as they are incurred.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries, which are generally subject to a 30% state corporate income tax and a 3% local income tax.

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Our subsidiaries, AsiaInfo Technologies, AsiaInfo Management and AsiaInfo Technologies (Chengdu), Inc., are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 11 to our consolidated financial statements included in this report for details of the respective preferential treatments for each of these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs will likely take effect in 2005. It is anticipated that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in the previous years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our U.S. parent company, AsiaInfo Holdings, Inc. and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. In addition, companies that develop their own software and have the software registered with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce risks. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollar into Renminbi.

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

Goodwill and other intangible assets. We make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge if the estimated fair value of goodwill and other intangible assets is less than its recorded amount. As required under SFAS No.142, during the first quarter of 2003 we completed an annual goodwill impairment test and recorded a non-cash impairment charge of $30.2 million relating to the goodwill and acquired intangible assets primarily attributable to our acquisition of Bonson in February of 2002. The impairment resulted primarily from the industry-wide equity devaluations of the past year. Continued deterioration of market conditions may require us to record additional impairment charges in the future.

Consolidated Results Of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues. Total revenues, including hardware pass-through, decreased 4% to $116.2 million in 2003, from $121.3 million in 2002. Revenues net of hardware costs decreased approximately 11% to $57.5 million in 2003. Software revenue was $31.5 million, representing a 5% decrease from $33 million in 2002. Network solution revenue net of hardware cost was $26.0 million, representing an 18% decrease from $31.7 million in 2002.

The decrease in our total revenues was primarily attributable to the business slowdown caused by the SARS outbreak in 2003, as well as our continued focus on providing software solutions (which effectively reduces our revenues from hardware pass through). Looking forward, we anticipate that our net revenues will increase 15 to 21% in 2004, driven by the growth we anticipate in revenues from our software solutions, including revenues related to the HRM and BI business we acquired in December 2003.

Cost of revenues. Our cost of revenues was $82.2 million in 2003, remaining at approximately the same level as 2002 due to the fixed nature of our compensation expenses.

Gross profit. Gross profit decreased 16% in 2003 to $34.0 million. Gross profit as a percentage of gross revenues, or gross margin, decreased to 29% in 2003, as compared to 33% in 2002. Gross profit as a percentage of net revenues decreased to 59% in 2003, as compared to 62% in 2002. These decreases in margins were primarily attributable to the fixed nature of the compensation expenses that form a significant aspect of our costs of revenues.

Operating expenses. Total operating expenses increased 74% to $62.0 million in 2003, from $35.6 million in 2002, primarily as a result of our recording the impairment charges discussed below.

Sales and marketing expenses decreased 23% to $11.3 million in 2003, from $14.7 million in 2002. This decrease was partially attributable to our consolidation of sales operations and our increased sales efficiency as a result of our operations restructure effective July 1, 2003 that focuses our business operation on specific customers rather than product lines. Instead of selling our products and services through the two former strategic business units, Communications Solutions and Operation Support Systems Solutions, we now have one point of sales contact for each of our major customers, streamlining the relationships and interactions with our customers.

General and administrative expenses increased 9% to $10.8 million in 2003, from $9.9 million in 2002, largely as a result of increased bad debt expenses in the amount of $1.6 million.

Research and development expenses increased 7% to $9.1 million in 2003, from $8.5 million in 2002, due to our continued focus on developing new software products and solutions for China's telecommunications carriers. We intend to continue to increase our investment in research and development to introduce new products and services in a timely manner to our customers.

In 2003, we conducted impairment tests regarding the goodwill recorded in our acquisition of Bonson in 2002. Based on these tests, we recorded approximately $29.84 million in impairment charges in connection with our acquisition of Bonson.

Equity in loss of affiliates. Equity in loss of affiliate in 2003 of approximately $2.5 million represented an impairment charge related to our investment in, as well as our proportionate share of losses incurred by, Intrinsic Holdings, in which we hold a minority stake. We recorded an impairment charge of approximately $2.2 million in connection with our investment in Intrinsic based on an impairment test conducted in the fourth quarter of 2003.

Net income (loss). Our net loss was $28.1 million in 2003, or a loss of $0.63 per share on a fully-diluted basis, as compared to net income of $2.9 million in 2002, or income of $0.06 per share on a fully diluted basis. The impairment charges from our acquisition of Bonson and our investment in Intrinsic, described above, reduced our earnings in 2003 by $0.72 per share. We expect net income in 2004 to be between $5.0 million to $7.0 million or $0.12 to $0.16 per basic share.

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

The decrease in total revenues was primarily attributable to a shift in our customer's focus from increasing network capacity to increasing network productivity through the provision of more advanced applications, as well as our shift in focus to high-end systems integration projects involving less hardware pass-through revenue. The decrease in net revenues was attributable to the prolonged telecommunications industry restructuring in China resulting in an estimated 20% decrease of total capital expenditure in 2002 on the part of telecommunications carriers in China.

Cost of revenues. Our cost of revenues decreased 39% to $81 million in 2002, partially as a result of more customers purchasing hardware directly from hardware vendors. Our cost of revenues net of hardware costs increased 54% to $24.5 million in 2002 while our revenues net of hardware cost decreased 9%. This was primarily due to the increased number of employees in our (former) BSS/OSS Solutions business unit and lower margins on hardware pass-through.

Gross profit. Gross profit decreased 27% in 2002 to $40.3 million. Gross profit as a percentage of gross revenues, or gross margin, increased to 33% in 2002, as compared to 29% in 2001. The increase in gross margin is primarily attributable to the smaller amount of low margin hardware pass-through revenue recognized in 2002. Gross profit as a percentage of net revenues decreased to 62% in 2002, as compared to 78% in 2001, primarily due to the increased number of employees in our (former) BSS/OSS Solutions business unit and lower margins on hardware pass-through.

Operating expenses. Total operating expenses decreased 21% to $35.6 million in 2002, from $45.1 million in 2001. These decreases resulted from cost cutting measures implemented during the year, including a 10% headcount decrease and a 10% salary cut for employees at the manager level and above.

Sales and marketing expenses decreased 33% to $14.7 million in 2002, from $21.8 million in 2001. This decrease was partially attributable to the integration of our sales teams within our (former) Communications Solutions business unit, the integration of Bonson's sales team into our (former) BSS/OSS Solutions business unit, reductions in staff, reduced efforts in international and channel sales, and tighter control of our marketing expenses.

General and administrative expenses decreased 34% to $9.9 million in 2002, from $14.9 million in 2001.

Research and development expenses increased 16% to $8.5 million in 2002, from $7.3 million in 2001, due to our continued focus on developing new software products and solutions for China's telecommunications carriers.

We recognized a charge of $1.7 million for amortization of intangible assets in 2002 related to our acquisition of Bonson.

Other income (expenses). Other income (expenses), consisting primarily of net interest income and expense, decreased from income of approximately $6.1 million in 2001 to income of $1.5 million in 2002, partially due to a decrease in interest rates and our having less cash on our balance sheet as a result of our acquisition of Bonson. The decrease was also due to our recording a provision of $0.75 million against a promissory note receivable the collection of which we determined to be not reasonably assured.

Minority interest. In 2002, minority interest of $0.08 million represented the portion of our loss before minority interests attributable to the minority shareholders of two of our subsidiaries, Marsec and Guangdong Wangying Information Technology Co. Ltd., or Guangdong Wangying.

Equity in loss of affiliates. Equity in loss of affiliate in 2002 of approximately $2.5 million included our proportionate share of the loss incurred by Intrinsic, in which we held a 14.25% equity interest, as well as an impairment charge of approximately $2.0 million we recorded in connection with that investment.

Net income (loss). Net income decreased 75% to $2.9 million in 2002, or $0.06 per share on a fully diluted basis, from $11.7 million, or $0.26 per share on a fully diluted basis in 2001. Bonson contributed 35% of total net income in 2002.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2003 and 2002. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

                                                                              Three Months Ended
                                    -----------------------------------------------------------------------------------------
                                    December 31, September 30,  June 30,    March 31,  December 31, September 30,  June 30,
                                        2003         2003         2003        2003         2002         2002         2002
                                    ------------ ------------- ----------  ----------  ------------ ------------- ----------
                                                                    (Amounts in thousands of U.S. dollars)
Consolidated Statements of
 Operations Data:
Revenues:
  Network solutions................      21,081       19,543       20,562      23,500       16,353       23,171       27,486
  Software revenue.................       9,531        8,441        6,342       7,174        7,246        9,400        9,073
                                     ----------   ----------   ----------  ----------   ----------   ----------   ----------
   Total revenues..................      30,612       27,984       26,904      30,674       23,599       32,571       36,559
Total cost of revenues.............      21,362       17,988       19,702      23,169       16,158       24,071       23,522
                                     ----------   ----------   ----------  ----------   ----------   ----------   ----------
Gross profit.......................       9,250        9,996        7,202       7,505        7,441        8,500       13,037
                                     ----------   ----------   ----------  ----------   ----------   ----------   ----------
Operating expenses:
  Sales and marketing..............       3,075        2,820        2,930       2,515        3,220        3,082        4,809
  General and administrative.......       2,428        3,116        2,966       2,317        2,171        2,719        1,472
  Research and development.........       1,882        2,037        2,666       2,545        1,797        2,097        2,345
  Amortization of deferred stock
   compensation expense............          --           --           37          68           76           82           97
  In-process research and
   development.....................         169           --           --          --           --           --           --
  Amortization of acquired
   intangible assets...............          81           41           40          47          477          477          477
  Impairment of goodwill and
   acquired intangible assets......          --           --           --      30,221           --           --           --
                                     ----------   ----------   ----------  ----------   ----------   ----------   ----------
Total operating expenses...........       7,635        8,014        8,639      37,713        7,741        8,457        9,200
                                     ----------   ----------   ----------  ----------   ----------   ----------   ----------
Income (loss) from operations......       1,615        1,982       (1,437)    (30,208)        (300)          43        3,837
Other income (expenses):
  Interest income..................         394          362          366         454          515          523          500
  Interest expense.................          (1)          --           (1)         (1)         (39)          (1)         (30)
  Other (expense) income, net......        (100)          (1)         (31)         (1)        (752)           6           37
Total other income (expenses),
 net...............................         293          361          334         452         (276)         528          507
Income (loss) before income taxes,
 minority interests and equity in
 loss of affiliate.................       1,908        2,343       (1,103)    (29,756)        (576)         571        4,344
  Income tax (benefit) expense.....         (20)          --         (134)       (824)         (46)          74          529
Income (loss) before minority
 interests.........................       1,928        2,343         (969)    (28,932)        (530)         497        3,815
Minority interests in (income) loss
 of consolidated subsidiaries......          --           --          (12)         --           12           73          (45)
Equity in loss of affiliate........      (2,196)         (94)         (72)       (115)      (2,082)        (102)        (154)
Net (loss) income..................        (268)       2,249       (1,053)     29,047        2,600          468        3,616
Net (loss) income per share
  Basic............................       (0.01)        0.05        (0.02)      (0.66)       (0.06)        0.01         0.08
  Diluted..........................       (0.01)        0.05        (0.02)      (0.66)       (0.06)        0.01         0.08
Shares used in computing per
 share amounts
  Basic............................  44,846,989   44,521,025   44,261,401  44,206,625   44,170,750   44,081,170   43,629,646
  Diluted..........................  44,846,989   46,971,126   44,261,401  44,206,625   44,170,750   44,835,907   44,554,057
Segment information
  Network solutions net of
   hardware costs..................       6,624        7,399        6,414       5,545        6,114        5,287       10,539
  Software revenue.................       9,531        8,441        6,342       7,174        7,246        9,400        9,073
Total revenues net of hardware
 costs.............................      16,155       15,840       12,756      12,719       13,360       14,687       19,612
Total cost of sales net of hardware
 costs.............................       6,905        5,844        5,554       5,214        5,919        6,187        6,575
Gross profit.......................       9,250        9,996        7,202       7,505        7,441        8,500       13,037

                                    ------------
                                     March 31,
                                       2002
                                    -----------

Consolidated Statements of
 Operations Data:
Revenues:
  Network solutions................      21,243
  Software revenue.................       7,294
                                    -----------
   Total revenues..................      28,537
Total cost of revenues.............      17,249
                                    -----------
Gross profit.......................      11,288
                                    -----------
Operating expenses:
  Sales and marketing..............       3,569
  General and administrative.......       3,545
  Research and development.........       2,264
  Amortization of deferred stock
   compensation expense............         152
  In-process research and
   development.....................         350
  Amortization of acquired
   intangible assets...............         318
  Impairment of goodwill and
   acquired intangible assets......          --
                                    -----------
Total operating expenses...........      10,198
                                    -----------
Income (loss) from operations......       1,090
Other income (expenses):
  Interest income..................         734
  Interest expense.................         (44)
  Other (expense) income, net......           1
Total other income (expenses),
 net...............................         691
Income (loss) before income taxes,
 minority interests and equity in
 loss of affiliate.................       1,781
  Income tax (benefit) expense.....         267
Income (loss) before minority
 interests.........................       1,514
Minority interests in (income) loss
 of consolidated subsidiaries......          35
Equity in loss of affiliate........        (127)
Net (loss) income..................       1,422
Net (loss) income per share
  Basic............................        0.03
  Diluted..........................        0.03
Shares used in computing per
 share amounts
  Basic............................  44,430,509
  Diluted..........................  45,884,452
Segment information
  Network solutions net of
   hardware costs..................       9,780
  Software revenue.................       7,294
Total revenues net of hardware
 costs............................. $    17,074
Total cost of sales net of hardware
 costs............................. $     5,786
Gross profit....................... $    11,288

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

Our accounts receivable balance at December 31, 2003 was $51.9 million, consisting of $20 million in billed receivables and $31.9 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At December 31, 2003, our days sales outstanding were 161 days, as compared to 177 days as of the end of the third quarter. Our billed receivables were 62 days sales outstanding and our unbilled receivables were 99 days sales outstanding. The lower days sales outstanding was attributable to our increased collection efficiency.

As of December 31, 2003, we had short-term credit facilities for working capital purposes totaling $40.54 million, expiring in December 29, 2005, which were secured by bank deposits of $14 million. The unused portion of these facilities was $28.76 million, with $11.78 million having been used as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $0.83 million were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2003. One of our subsidiaries, AsiaInfo Management, has outstanding borrowings of $0.06 million in RMB, for which its assets are pledged as security. The loan to AsiaInfo Management bears interest at a rate of 4.8% per annum and is repayable within one year. Bank deposits pledged as security for our bank loans and short-term credit facilities totaled $14.83 million as of December 31, 2003, and are presented as restricted cash in our consolidated balance sheets.

As of December 31, 2003, we were committed under certain operating leases, requiring annual minimum rentals of approximately $2.12 million, $0.89 million and $0.53 million in 2004, 2005 and 2006, respectively.

We ended the year with a cash position of $147.44 million, of which $13.22 million was in short term investments, $14.83 million was in restricted cash and $119.39 million was in cash and cash equivalents. Restricted cash consists of $14 million used to secure our $40.54 million credit facility, $0.39 million used as security for issuing standby letters of credit and bank acceptance drafts and $0.44 million held by AsiaInfo Management and pledged as security for bank guarantees. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

Our inventory position at the end of 2003 was approximately $3 million, down $7.7 million as compared to the beginning of the year. This decrease was attributable our strategy of increasing our focus on our software solutions business, which typically does not involve hardware pass through.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2004. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2003, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2003:

                                           Payment due by period
                             -------------------------------------------------
                                       Less than                     More than
                               Total    1 year   1-3 years 3-5 years  5 years
                             --------- --------- --------- --------- ---------
 Contractual Obligations
 Operating Lease Obligations 3,533,000 2,119,000 1,414,000    N/A       N/A

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements

Our adoption of the following recently issued accounting pronouncements did not have a material impact on our financial position, cash flows or results of operations. We have reflected all disclosure requirements of these pronouncements in our financial statements.

..   SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
    Activities."

..   Financial Accounting Standards Board ("FASB") Interpretation Number, (FIN)
    No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others."

..   Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements
    with Multiple Deliverables."

..   SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and
    Disclosure." As allowed by SFAS No. 148, we have elected to continue to utilize the accounting method prescribed by Accounting Principles Board
    (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

..   SFAS No. 150, "Accounting for Certain Financial Instruments with
    Characteristics of Both Liabilities and Equity," for instruments entered into or modified after May 31, 2003.

We have not yet adopted the following recently issued accounting pronouncements because they are not yet applicable in part or in total; however, we do not expect their adoption to have a material effect on our financial position, cash flows or results of operations.

..   FIN No. 46, "Consolidation of Variable Interest Entities", applicable
    December 31, 2004.

..   SFAS No. 150, applicable January 1, 2004 for instruments existing at May
    31, 2003 and not subsequently modified.

Certain Risks That May Affect Our Operating Results and Our Common Stock

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

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council's plan, the northern division of China Telecom has merged with China Netcom and Jitong Communication, and has been renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our net revenue. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. China Mobile accounted for 38% of our revenues in 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Our recent acquisition of the human resources management and business intelligence assets of Pacific Software is part of our strategy to further diversify our business and, therefore, gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

Although we had net income in 1998, 2001 and 2002, we sustained net losses in 1999, 2000 and 2003. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

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

In February of 2002, as a key component of our business and growth strategy, we acquired Bonson, a leading provider of operation support system solutions in China. On December 4, 2003, we completed our acquisition of certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash and dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

Effective January 1, 2002, we adopted SFAS No. 142 which requires us, among other things, to review goodwill and intangible assets for impairment annually. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

We recorded a non-cash impairment charge of $30.2 million as a result of an independent valuation during the first quarter of 2003 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February 2002. In December 2003 we recorded an impairment charge of US$2.2 million related to our investment in Intrinsic. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

Severe acute respiratory syndrome may have an impact on our business

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our second quarter revenues by disrupting travel throughout China and causing serious delays in service delivery to our customers. The outbreak also interrupted our collection efforts, causing accounts receivable and days sales outstanding to increase. Although the spread of SARS in China appears to have been contained and our business activities resumed normal operations throughout the third and fourth quarters of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Since January 5, 2004, a small number of new SARS cases have been reported in China. Any worsening of the SARS epidemic could have an adverse impact on our business.

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

We do not own any patents and have not filed any patent applications, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

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

We have never declared or paid dividends on our capital stock and we do not intend to declare any dividends in the foreseeable future. We currently intend to retain future earnings to fund our growth. Furthermore, if we decide to pay dividends, foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from China or convert those payments from Renminbi into foreign currencies.

The fact that our business is conducted in both U.S. dollars and Renminbi may subject us to currency exchange rate risk due to fluctuations in the exchange rate between those two currencies.

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. Because of the unitary exchange rate system introduced in China on January 1, 1994, the official bank exchange rate for conversion of Renminbi to U.S. dollars experienced a devaluation of approximately 50%. We report our financial results in U.S. dollars, therefore, any future devaluation of the Renminbi against the U.S. dollar may have an adverse effect on our reported net income. Substantially all our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the software and services component of our business are denominated in Renminbi. The value of our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

Our main domestic competitors in China are Digital China, Linkage, Neusoft, and Wholewise. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, who are establishing more active presences in the IT services market for China's telecommunications industry. In addition, top international consulting companies such as PricewaterhouseCoopers, Deloitte Touche Tohmatsu, Ernst & Young, Accenture, and KPMG, have also entered China's IT services market.

In the human resources management and business intelligence software sector, our competitors include large international information technology companies such as SAP, Oracle, IBM and PeopleSoft, as well as domestic players such as UFSoft.

Our competitors, some of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

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

The trading price of our shares may be subject to significant market volatility due to investor perceptions of investments relating to China and Asia, as well as developments in the telecommunications industry. In addition, the high technology sector of the stock market frequently experiences extreme price and volume fluctuations, which have particularly affected the market prices of many software companies and which have often been unrelated to the operating performance of those companies.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date when the person became an interested stockholder unless, subject to exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder; and an "interested stockholder" includes any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of ours.

Our change of control severance agreements with executive officers may discourage a change of control

Recently we have entered into change of control severance agreements with several of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of either a covered termination (as defined therein) or a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and provisions of medical benefits and housing allowance. The potential obligations to pay the executive officers the above amounts may discourage a potential acquiror from effecting a change of control.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest-rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. We maintain a significant portion of our cash deposits in U.S. dollars to avoid currency risk related to Renminbi. A portion of these U.S. dollar deposits are used to collateralize Renminbi denominated loans from Chinese banks.

The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollar into Renminbi.

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the year ended December 31, 2003. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost. As of December 31, 2003, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $300 or decrease our annual interest income by approximately $157,600, respectively.

ITEM 8.  Financial Statements and Supplementary Data

The independent auditor's report, consolidated financial statements and notes to consolidated financial statements begin on Page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                   PART III

ITEM 10.  Directors and Executive Officers of The Registrant

Information concerning our directors and executive officers is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Nominees for Class II Directors" and "Management--Executive Officers" contained in our definitive proxy statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement.

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

ITEM 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated by reference to the sections entitled "Audit Fees", "Audit-Related Fees", "Tax Fees", "All Other Fees" and "Audit Committee's Pre-Approval Policies and Procedures" contained in our Proxy Statement.

ITEM 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) 1.  Financial Statements

   The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

   2.  Financial Statement Schedule

   The information required is either not applicable or is included in the notes to the consolidated financial statements.

(b)  Reports on Form 8-K

   We furnished a Current Report on Form 8-K on January 20, 2004 relating to our earnings announcement for the year ended December 31, 2003 and a Current Report on Form 8-K on February 13, 2004 relating to certain presentation slides delivered by our management to investors on February 16, 2004.

(c)  Exhibits

   The following exhibits are filed as a part of this Report.

Exhibit
Number  Description Exhibits
------- --------------------
  2.1   Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings
        Limited***
  3.1   Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*
  3.2   Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August
        27, 1999*
  3.3   Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated
        November 15, 2000**
  3.4   Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo
        Holdings, Inc., dated January 18, 2001**
  3.5   By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000**
  4.1   Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*
 10.1   2002 Stock Option Plan, approved and adopted as of April 18, 2003****
 10.2   Lease of AsiaInfo's headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31,
        1999*
 10.3   Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying
        Communications Technology Company Limited) and Capital Contribution**
 10.4   Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27,
        2003/#/
 10.5   Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003/#/
 10.6   Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated
        May 30, 2003/#/
 10.7   Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May
        30, 2003/#/
 10.8   Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May
        30, 2003/#/

Exhibit
Number  Description Exhibits
------- --------------------
 10.9   Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May
        30, 2003/#/
 11.1   Statement regarding computation of per share earnings (included in note 9 to condensed consolidated financial statements)
 21.1   Subsidiaries of AsiaInfo Holdings, Inc.
 23.1   Consent of Deloitte Touche Tohmatsu
 24.1   Power of Attorney (included on signature page to this report)
 31.1   Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the
        Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002 (filed herewith)
 31.2   Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the
        Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002 (filed herewith)
 32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002
 32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002

--------
* Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
** Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*** Incorporated by reference to our Current Report on Form 8-K filed on
    February 21, 2002.
**** Incorporated by reference to our Proxy Statement for the 2003 Annual
     Meeting of Stockholders filed on March 21, 2003.
/#/ Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

                                           ASIAINFO HOLDINGS, INC.

                                           By:    /s/ Ying Han
                                                  -----------------------------
                                           Name:  Ying Han
                                           Title: Chief Financial Officer (duly
                                                  authorized officer and
                                                  Principal financial officer)

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

          Signature                        Title                   Date
          ---------                        -----                   ----

       /s/ James Ding          Board Member and Chairman of   March 15, 2004
-----------------------------  the Board
         James Ding

     /s/ Xingsheng Zhang       Board Member, President and    March 15, 2004
-----------------------------  Chief Executive Officer
       Xingsheng Zhang         (principal executive officer)

        /s/ Ying Han           Executive Vice President and   March 15, 2004
-----------------------------  Chief Financial Officer
          Ying Han             (principal financial officer
                               and principal accounting
                               officer)

      /s/ Michael Zhao         Board Member                   March 15, 2004
-----------------------------
        Michael Zhao

      /s/ Alan Bickell         Board Member                   March 15, 2004
-----------------------------
        Alan Bickell

      /s/ Weiying Zhang        Board Member                   March 15, 2004
-----------------------------
        Weiying Zhang

        /s/ Tao Long           Board Member                   March 15, 2004
-----------------------------
          Tao Long

        /s/ Chang Sun          Board Member                   March 15, 2004
-----------------------------
          Chang Sun

       /s/ Edward Tian         Board Member                   March 15, 2004
-----------------------------
         Edward Tian

         /s/ Ying Wu           Board Member                   March 15, 2004
-----------------------------
           Ying Wu

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent auditors' report.................................................................         F-2
Consolidated balance sheets as of December 31, 2003 and 2002.................................         F-3
Consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001...         F-4
Consolidated statements of stockholders' equity and comprehensive income (loss) for the years
  ended December 31, 2003, 2002 and 2001.....................................................         F-5
Consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001...  F-6 to F-7
Notes to consolidated financial statements................................................... F-8 to F-27

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of AsiaInfo Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. (the "Company") and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets," effective January 1, 2002.


/s/ Deloitte Touche Tohmatsu
Hong Kong
January 20, 2004

                            ASIAINFO HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In US dollars thousands, except per share amounts)

                                                                                       December 31,
                                                                                    ------------------
                                                                                      2003      2002
                                                                                    --------  --------
                                      ASSETS
Current Assets:
   Cash and cash equivalents....................................................... $119,395  $115,153
   Restricted cash.................................................................   14,827    14,458
   Short-term investments..........................................................   13,218    11,260
   Notes receivable................................................................    3,832        64
   Accounts receivable (net of allowances of $3,095 in 2003 and $1,133 in 2002)....   51,923    49,373
   Inventories.....................................................................    3,235    10,934
   Other receivables...............................................................    8,528     8,758
   Deferred income taxes--current..................................................    1,842     1,653
   Prepaid expenses and other current assets.......................................    2,680     3,441
                                                                                    --------  --------
       Total current assets........................................................  219,480   215,094
   Property and equipment-net......................................................    2,348     4,046
   Goodwill........................................................................   15,368    37,255
   Other acquired intangible assets-net............................................    2,341     4,031
   Investment in affiliate.........................................................      331     2,808
   Deferred income taxes...........................................................      154       196
                                                                                    --------  --------
       Total Assets................................................................ $240,022  $263,430
                                                                                    ========  ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term bank loans........................................................... $     60  $     60
   Notes payable...................................................................    2,609     2,447
   Accounts payable................................................................   13,945    19,261
   Accrued expenses................................................................   12,822    13,226
   Deferred revenue................................................................   11,738     5,056
   Accrued employee benefits.......................................................    5,971     5,083
   Other payables..................................................................    2,776     2,483
   Other taxes payable.............................................................    2,212     2,579
   Income taxes payable............................................................    1,232     2,760
                                                                                    --------  --------
       Total current liabilities...................................................   53,365    52,955
                                                                                    --------  --------
Minority interest..................................................................       --       317

Commitments and contingencies (Note 14)
Stockholders' Equity:
   Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and
     outstanding: 2003: 45,112,278; 2002: 44,193,474...............................      451       442
   Additional paid-in capital......................................................  205,154   200,649
   Deferred stock compensation.....................................................       --      (105)
   (Accumulated deficit) Retained earnings.........................................  (19,009)    9,110
   Accumulated other comprehensive income..........................................       61        62
                                                                                    --------  --------
       Total stockholders' equity..................................................  186,657   210,158
                                                                                    --------  --------
       Total Liabilities and Stockholders' Equity.................................. $240,022  $263,430
                                                                                    ========  ========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In US dollars thousands, except per share amounts)

                                                                           Years Ended December 31,
                                                                    -------------------------------------
                                                                        2003         2002         2001
                                                                    -----------  -----------  -----------
Revenues:
   Network solutions............................................... $    84,686  $    88,253  $   161,131
   Software revenue................................................      31,488       33,013       27,875
                                                                    -----------  -----------  -----------
Total revenues.....................................................     116,174      121,266      189,006
                                                                    -----------  -----------  -----------
Cost of revenues:
   Network solutions...............................................      67,675       67,839      129,712
   Software revenue................................................      14,546       13,161        3,821
                                                                    -----------  -----------  -----------
   Total cost of revenues..........................................      82,221       81,000      133,533
                                                                    -----------  -----------  -----------
Gross profit.......................................................      33,953       40,266       55,473
                                                                    -----------  -----------  -----------
Operating expenses:
   Sales and marketing (excluding stock-based compensation:
     2003: $43; 2002: $95; 2001: $380).............................      11,340       14,680       21,768
   General and administrative (excluding stock-based
     compensation: 2003: $51; 2002: $242; 2001: $584)..............      10,827        9,907       14,905
   Research and development (excluding stock-based
     compensation: 2003: $11; 2002: $70; 2001: $180)...............       9,130        8,503        7,304
   In-process research and development.............................         169          350           --
   Impairment of goodwill and acquired intangible assets...........      30,221           --           --
   Amortization of deferred stock compensation.....................         105          407        1,144
   Amortization of acquired intangible assets......................         209        1,749           --
                                                                    -----------  -----------  -----------
       Total operating expenses....................................      62,001       35,596       45,121
                                                                    -----------  -----------  -----------
(Loss) income from operations......................................     (28,048)       4,670       10,352
                                                                    -----------  -----------  -----------
Other income (expense):
   Bank interest income............................................       1,576        2,272        7,135
   Bank interest expense...........................................          (3)        (114)        (969)
   Other expense, net..............................................        (133)        (708)         (59)
                                                                    -----------  -----------  -----------
Total other income, net............................................       1,440        1,450        6,107
                                                                    -----------  -----------  -----------
(Loss) income before income taxes, minority interests and equity in
  loss of affiliate................................................     (26,608)       6,120       16,459
Income tax (benefit) expense.......................................        (978)         824        3,444
                                                                    -----------  -----------  -----------
(Loss) income before minority interests and equity in loss of
  affiliate........................................................     (25,630)       5,296       13,015
Minority interests in (income) loss of consolidated subsidiaries...         (12)          75         (396)
Equity in loss of affiliate........................................      (2,477)      (2,465)        (885)
                                                                    -----------  -----------  -----------
Net (loss) income.................................................. $   (28,119) $     2,906  $    11,734
                                                                    ===========  ===========  ===========
Net (loss) income per share:
       Basic....................................................... $     (0.63) $      0.07  $      0.28
                                                                    ===========  ===========  ===========
       Diluted..................................................... $     (0.63) $      0.06  $      0.26
                                                                    ===========  ===========  ===========
Shares used in computation:
       Basic.......................................................  44,459,010   43,583,420   41,525,159
                                                                    ===========  ===========  ===========
       Diluted.....................................................  44,459,010   45,961,545   45,924,724
                                                                    ===========  ===========  ===========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
              (In US dollars thousands, except per share amounts)

                                                                                                (Accumulated  Accumulated
                                                        Common Stock    Additional   Deferred     Deficit)       Other
                                                      -----------------  Paid-in      Stock       Retained   Comprehensive
                                                        Shares   Amount  Capital   Compensation   Earnings      Income
                                                      ---------- ------ ---------- ------------ ------------ -------------
Balance at January 1, 2001........................... 40,822,940  $408   $175,370    $(1,656)     $ (5,530)       $17
Comprehensive income:
   Net income........................................         --    --         --         --        11,734         --
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         --    --         --         --            --         11

         Comprehensive income........................

Stock option exercises and other.....................  1,309,878    13      3,279         --            --         --
Amortization of deferred stock compensation..........         --    --         --      1,144            --         --
                                                      ----------  ----   --------    -------      --------        ---
Balance at December 31, 2001......................... 42,132,818   421    178,649       (512)        6,204         28

Comprehensive income:
   Net income........................................         --    --         --         --         2,906         --
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         --    --         --         --            --         34

         Comprehensive income........................

Issuance of common stock on acquisition of a business  1,031,686    11     17,992         --            --         --
Stock option exercises and other.....................  1,028,970    10      2,748         --            --         --
Income tax benefit from exercise of stock options....         --    --      1,260         --            --         --
Amortization of deferred stock compensation..........         --    --         --        407            --         --
                                                      ----------  ----   --------    -------      --------        ---
Balance at December 31, 2002......................... 44,193,474   442    200,649       (105)        9,110         62

Comprehensive loss:
   Net loss..........................................         --    --         --         --       (28,119)        --
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         --    --         --         --            --         (1)

         Comprehensive loss..........................

Issuance of common stock on acquisition of a business    349,315     3      2,547         --            --         --
Stock option exercises...............................    507,267     5      1,220         --            --         --
Stock issued for services and other..................     62,222     1        299         --            --         --
Income tax benefit from exercise of stock options....         --    --        439         --            --         --
Amortization of deferred stock compensation..........         --    --         --        105            --         --
                                                      ----------  ----   --------    -------      --------        ---
Balance at December 31, 2003......................... 45,112,278  $451   $205,154    $    --      $(19,009)       $61
                                                      ==========  ====   ========    =======      ========        ===

                                                          Total
                                                      Stockholders' Comprehensive
                                                         Equity     Income (Loss)
                                                      ------------- -------------
Balance at January 1, 2001...........................   $168,609
Comprehensive income:
   Net income........................................     11,734      $ 11,734
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         11            11
                                                                      --------
         Comprehensive income........................                 $ 11,745
                                                                      ========
Stock option exercises and other.....................      3,292
Amortization of deferred stock compensation..........      1,144
                                                        --------
Balance at December 31, 2001.........................   $184,790
                                                        ========
Comprehensive income:
   Net income........................................      2,906      $  2,906
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         34            34
                                                                      --------
         Comprehensive income........................                 $  2,940
                                                                      ========
Issuance of common stock on acquisition of a business     18,003
Stock option exercises and other.....................      2,758
Income tax benefit from exercise of stock options....      1,260
Amortization of deferred stock compensation..........        407
                                                        --------
Balance at December 31, 2002.........................    210,158
                                                        ========
Comprehensive loss:
   Net loss..........................................    (28,119)     $(28,119)
   Other comprehensive income, net of tax:
      Foreign currency translation adjustments.......         (1)           (1)
                                                                      --------
         Comprehensive loss..........................                 $(28,120)
                                                                      ========
Issuance of common stock on acquisition of a business      2,550
Stock option exercises...............................      1,225
Stock issued for services and other..................        300
Income tax benefit from exercise of stock options....        439
Amortization of deferred stock compensation..........        105
                                                        --------
Balance at December 31, 2003.........................   $186,657
                                                        ========

                See notes to consolidated financial statements.

                            ASIAINFO HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In US dollars thousands, except per share amounts)

                                                                             Years Ended December 31,
                                                                           ----------------------------
                                                                             2003      2002      2001
                                                                           --------  --------  --------
Cash flows from operating activities:
   Net (loss) income...................................................... $(28,119) $  2,906  $ 11,734
   Adjustments to reconcile net (loss) income to net cash generated from operating activities:
   Depreciation...........................................................    1,950     2,936     2,232
   Amortization of goodwill...............................................       --        --     1,083
   Amortization of other acquired intangible assets.......................      209     1,749        --
   Impairment of goodwill and other acquired intangible assets............   30,221        --        --
   In-process research and development....................................      169       350        --
   Amortization of deferred stock compensation............................      105       407     1,144
   Deferred income taxes..................................................     (147)     (438)   (1,571)
   Minority interest in income (loss) of consolidated subsidiaries........       12       (75)      396
   Equity in loss of affiliate............................................    2,477     2,465       885
   Loss on disposal of property and equipment.............................       72       185         2
   Provision for doubtful accounts........................................    2,366       762     2,782
   Stock issued for services and other....................................      179        --        --
   Provision for short-term investment....................................      100       750        --
   Changes in operating assets and liabilities net of effects of business acquisition:
       Restricted cash....................................................     (369)    3,544    13,258
       Notes receivable...................................................   (3,768)      (64)       --
       Accounts receivable................................................   (4,858)   27,846   (13,896)
       Inventories........................................................    7,699    (8,523)    7,696
       Other receivables..................................................      213    (4,201)   (1,025)
       Prepaid expenses and other current assets..........................      761       822      (825)
       Notes payable......................................................      162     2,447        --
       Accounts payable...................................................   (5,316)   (6,865)  (18,248)
       Deferred revenue...................................................    6,682      (796)   (8,222)
       Other payables.....................................................     (790)      652        91
       Accrued employee benefits..........................................      888    (4,557)     (931)
       Accrued expenses...................................................     (404)    1,533     5,236
       Income taxes payable...............................................   (1,090)     (723)    4,436
       Other taxes payable................................................     (367)   (1,030)      614
                                                                           --------  --------  --------
Net cash generated from operating activities..............................    9,037    22,082     6,871
                                                                           --------  --------  --------
Cash flows from investing activities:
   (Increase) decrease in short-term investments..........................   (2,058)   15,174    83,215
   Purchases of property and equipment....................................     (351)   (1,004)   (1,342)
   Proceeds on disposal of property and equipment.........................       29        57        73
   Increase in other receivable...........................................       --    (3,572)   (6,428)
   Purchase of business...................................................   (3,006)       --        --
   Purchase of businesses, net of cash acquired...........................     (205)  (26,063)       --
   Investment in affiliates...............................................       --        --    (6,157)
                                                                           --------  --------  --------
Net cash (used in) generated from investing activities.................... $ (5,591) $(15,408) $ 69,361
                                                                           --------  --------  --------

                            ASIAINFO HOLDINGS, INC.

              (In US dollars thousands, except per share amounts)

                                                                        Years Ended December 31,
                                                                      ----------------------------
                                                                        2003      2002      2001
                                                                      --------  --------  --------
Cash flows from financing activities:
   Increase in short-term bank loans................................. $     --  $  2,984  $ 43,460
   Repayment of short-term bank loans................................       --    (7,708)  (61,185)
   Proceeds on exercise of stock options.............................    1,225     2,758     3,292
   Distribution to minority shareholder of consolidated subsidiaries.     (427)     (218)       --
                                                                      --------  --------  --------
Net cash generated from (used in) financing activities...............      798    (2,184)  (14,433)
                                                                      --------  --------  --------
Net increase in cash and cash equivalents............................    4,244     4,490    61,799
Cash and cash equivalents at beginning of year.......................  115,153   110,635    48,834
   Effect of exchange rate changes on cash and cash equivalents......       (2)       28         2
                                                                      --------  --------  --------
Cash and cash equivalents at end of year............................. $119,395  $115,153  $110,635
                                                                      ========  ========  ========
Supplemental cash flow information:
   Cash paid during the year:
   Interest.......................................................... $      3  $     59  $    937
                                                                      ========  ========  ========
   Income taxes...................................................... $    152  $  1,519  $    578
                                                                      ========  ========  ========

Non-cash investing activities:

In December 2003, the Company acquired certain assets from Pacific Software (China) Limited for cash of $4,180, of which $266 represented acquisition costs, and the issuance of 349,315 shares of common stock with a fair market value at the time the acquisition was announced of approximately $2,550. Of the cash amount, $3,006 was paid in December 2003. In connection with the acquisition, the Company acquired tangible assets and intangible assets with a fair value of $93 and $2,355, respectively.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for cash of $33,387, of which $624 represented acquisition costs, and the issuance of 1,031,686 shares of common stock with a fair market value at the time the acquisition was announced of approximately $18,003. Of the cash amount, $20,433 was paid on April 4, 2002 and the holdback of $105 was paid in 2003. In connection with the acquisition, the Company acquired tangible assets with a fair value of $28,364 and assumed liabilities of $18,171.


                See notes to consolidated financial statements.

                            ASIANFO HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 2003, 2002 and 2001
              (In US dollars thousands, except per share amounts)

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

The Company and its subsidiaries are leading providers of network and software solutions in China. The software products and network services of the Company enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the United States for sale to customers in the PRC.

2.  Summary of Significant Accounting Policies

Basis of presentation--These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Short-term investments--Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions that have maturities of 6 to 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses on such investments as of December 31, 2003, 2002 and 2001.

Notes receivable--At December 31, 2003 and 2002, the balances of notes receivable of $3,832 and $64, respectively, represented bank and commercial acceptance drafts that are non-interest bearing and due within six months.

Inventories--Inventories are stated at the lower of cost, determined principally by the specific identification method, or market price.

Property and equipment, net--Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment 5 years
Motor vehicles.............................. 5 years
Leasehold improvements...................... Shorter of the lease term or 5 years
Accounting software......................... 3 years

Goodwill--Beginning in 2002, with the adoption of SFAS 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to 2002, goodwill was amortized using straight-line method over its economic life of 5 years. Accumulated amortization recorded through December 31, 2001 was $2,971. The latest goodwill impairment tests were performed in the first and second quarter of 2003 for Bonson and AI Zhejiang, respectively. Subsequently, the Company decided to change the date of annual goodwill impairment test and perform all the goodwill impairment tests during the fourth quarter of 2003. The change did not have a material impact on the Company's financial position, results of operations or cash flows.

Other acquired intangible assets, net--Other acquired intangible assets with definite lives are capitalized and amortized on a straight-line basis over their expected useful economic lives as summarized at Note 6. The Company periodically evaluates the recoverability of these intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Software revenue includes the benefit of the rebate of value added taxes on sales of software received from the Chinese tax authorities as part of the PRC government's policy of encouragement of software development in the PRC. The rebate was $1,805, $2,218 and $2,950 in 2003, 2002 and 2001, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $31,927 at December 31, 2003 and $28,767 at December 31, 2002. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2003 and 2002, the balance of trade accounts receivable of $19,996 and $20,606, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

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

Foreign currency translation--The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates. Transaction differences are recognized in the statement of operations and amounted to exchange (gains) losses of $(1) in 2003, $(2) in 2002, and $59 in 2001.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People's Bank of China on December 31, 2003 was US$1.00 = RMB8.2767. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Stock-based compensation--The Company grants stock options to its employees. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which requires the Company to record a compensation charge for the excess of the fair value of the stock at the grant date or any other measurement date over the amount an employee must pay to acquire the stock. The compensation expense is recognized over the applicable service period, which is usually the vesting period. The Company's disclosures are in accordance with SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure."

Had compensation cost for options granted and shares issued to employees under the Company's stock option plans (the "Plans") been determined based on the fair value at the grant and issue dates, as prescribed in SFAS No. 123, "Accounting for Stock- Based Compensation," the Company's pro forma net loss would have been as follows:

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                  2003      2002      2001
                                                                --------  --------  --------
Net (loss) income as reported.................................. $(28,119) $  2,906  $ 11,734
Add: Stock compensation as reported............................      105       407     1,144
Less: Stock compensation determined using the fair value method  (10,210)  (18,018)  (19,962)
                                                                --------  --------  --------
Pro forma loss................................................. $(38,224) $(14,705) $ (7,084)
                                                                ========  ========  ========
Basic and diluted net (loss) income per share:
   Basic, as reported.......................................... $  (0.63) $   0.07  $   0.28
                                                                ========  ========  ========
   Diluted, as reported........................................ $  (0.63) $   0.06  $   0.26
                                                                ========  ========  ========
   Basic and diluted--pro forma................................ $  (0.86) $  (0.34) $  (0.17)
                                                                ========  ========  ========

The fair value of each option grant and share granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants and no dividends declared during the applicable period.

        Option Grants                           2003     2002     2001
        -------------                         -------  -------  -------
        Average risk-free rate of return.....     4.2%     3.7%     4.4%
        Weighted average expected option life 7 years  7 years  7 years
        Volatility rate......................     109%     103%      78%

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

Comprehensive income (loss)--Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders' equity and comprehensive income (loss).

Financial instruments--The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accounts payable, notes payable, other payables and short-term bank loans are carried at cost that approximates fair value due to the short-term nature of these instruments. The Company does not use derivative investment to manage risks.

Accounting standards recently adopted--In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities (or assets in some circumstances) in statement of positions or consolidated balance sheets, as appropriate. The financial instruments within the scope of this Statement are: (i) mandatorily redeemable shares those that an issuer is obligated to buy back in exchange for cash or other assets; (ii) financial instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and (iii) financial instruments that embodies obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares (excluding certain financial instruments indexed partly to the issuer's equity shares and partly, but not predominantly, to something else). This Statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other". This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002 and have been adopted in the financial statements. The initial recognition and initial measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN No. 45 did not have a material impact on the Company's financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and on the determination of when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 was applicable for periods ended December 15, 2003. In December 2003, the FASB issued FIN 46R which defers the implementation date to the end of the first reporting period after March 15, 2004 unless the Company has a special purpose entity in which case the provisions must be applied for fiscal years ended December 31, 2003. The Company does not have a special purpose entity. Therefore, it will adopt the provisions in December 2004.

In November 2002, the Emerging Issue Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company's financial position, cash flows or results of operations.

Reclassifications--Certain comparative figures have been reclassified to conform with current year's presentation.

3.  Accounting Change

Net income and earnings per share for 2001 adjusted to exclude goodwill amortization expense (net of taxes) are as follows:

                                                                                Year Ended
                                                                               December 31,
                                                                                   2001
                                                                               ------------
Reported net income...........................................................   $11,734
Add back: Goodwill amortization...............................................     1,083
        Goodwill amortization recorded within equity in loss of affiliate.....       751
                                                                                 -------
Adjusted net income...........................................................    13,568
                                                                                 =======
Basic earnings per share:
   Reported net income........................................................      0.28
   Goodwill amortization......................................................      0.03
   Goodwill amortization recorded within equity in loss of affiliate..........      0.02
                                                                                 -------
   Adjusted basic earnings per share..........................................      0.33
                                                                                 =======
Diluted earnings per share:
   Reported net income........................................................      0.26
   Goodwill amortization......................................................      0.02
   Goodwill amortization recorded within equity in loss of affiliate..........      0.02
                                                                                 -------
   Adjusted diluted earnings per share........................................      0.30
                                                                                 =======

4.  Acquisition

(a) On October 20, 2003 (the "date of acquisition"), the Company acquired certain human resources management and business intelligence assets from Pacific Software (China) Limited ("Pacific"), a software solutions company, in exchange for cash of $4,180 and 349,315 shares of the Company's common stock valued at $2,550. There is an additional contingent payment of $2,270 which is payable by the Company upon attaining certain milestones which management expects to occur in 2004. The value of the shares issued was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced. This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition.

The aggregate purchase price of $6,730 has been allocated as follows:

                                                       Economic
                                                         Life
                                                      ----------
                  Current assets.............. $   58
                  Equipment...................     35
                  Completed technology........  1,945    5 years
                  Contract backlog............    326    2 years
                  Trade mark..................     60    2 years
                  Customer list...............     24    5 years
                  In-process technology.......    169       None
                  Goodwill....................  4,113 Indefinite
                                               ------
                      Net Assets Acquired..... $6,730
                                               ======

The Company recorded a charge of $169 at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company's management and Pacific's management.

The following unaudited pro forma information summarizes the results of operations for the year ended December 31, 2003 and 2002 of the Company and Pacific. It has been prepared on the assumption that the acquisitions occurred as of January 1, 2002. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

                                                                      Year Ended December 31,
                                                                      ------------------------
                                                                         2003         2002
                                                                      -----------  -----------
                                                                      (Unaudited)  (Unaudited)
Total revenue........................................................ $   116,174  $   121,266
Net (loss) income....................................................     (28,496)       2,319
Net (loss) income per share..........................................
   --Basic........................................................... $     (0.64) $      0.05
                                                                      -----------  -----------
   --Diluted......................................................... $     (0.64) $      0.05
                                                                      -----------  -----------
Shares used in calculation of net (loss) income per share (unaudited)
   --Basic...........................................................  44,781,747   43,932,735
   --Diluted.........................................................  44,781,747   46,310,860

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition. The charge for purchased in-process research and development of $169 has been excluded from the pro forma results, as it is a material non-recurring charge.

(b) On February 6, 2002 (the "date of acquisition"), the Company acquired all of the outstanding common shares of Bonson, a provider of operations support system solutions and other services in China. This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition.

The aggregate purchase price was $51,390, including $32,763 in cash, $624 of acquisition costs and common stock valued at $18,003. The value of the 1,031,686 common shares issued was determined based on the average market price of the Company's common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced.

The aggregate purchase price of $51,390 has been allocated as follows:

                                                      Economic Life
                                                      -------------
               Current assets.............. $ 27,517
               Equipment...................      843
               Deferred tax assets.........        4
               Core technology.............    1,280   3.5 years
               Trade name..................      700   Indefinite
               Contract backlog............    2,700   2 years
               Favorable lease.............      400   2.1 years
               License.....................      700   Indefinite
               In-process technology.......      350   None
               Goodwill....................   35,067   Indefinite
               Current liabilities.........  (17,737)
               Deferred tax liabilities....     (434)
                                            --------
                   Net assess required..... $ 51,390
                                            ========

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

5.  Property and Equipment, Net

                                                         December 31,
                                                        ---------------
                                                         2003    2002
                                                        ------- -------
        Furniture, fixtures and electronic equipment... $ 6,236 $ 6,645
        Motor vehicles.................................     329     460
        Leasehold improvements.........................   2,499   2,340
        Accounting software............................   1,814   1,809
                                                        ------- -------
                                                         10,878  11,254
        Less: Accumulated depreciation and amortization   8,530   7,208
                                                        ------- -------
        Property and equipment, net.................... $ 2,348 $ 4,046
                                                        ======= =======

6.  Goodwill

As described in Note 4(a), the Company acquired Pacific which resulted in goodwill of $4,113.

In 2003, the Company acquired the remaining equity interests from the minority shareholders of Marsec which resulted in goodwill of $380.

In 2002, the Company acquired Bonson which resulted in goodwill of $35,067 (Note 4(b)).

In 1999, the Company acquired Zhejiang AsiaInfo Telecommunication Technology Co., Ltd. which resulted in goodwill of $4,666 that had been amortized based on the estimated economic life of 5 year until January 1,2002 when the Company discontinued amortization of goodwill upon its adoption of SFAS No. 142 (see
Note 2). The carrying value of that goodwill on January 1, 2002 was $2,188, which included amortization recorded through December 31, 2001 of $2,478.

During the quarter ended March 31, 2003, the Company completed the annual impairment test for the goodwill and other acquired intangible assets of Bonson and concluded that an impairment of $29,836 of the recorded goodwill and other acquired intangible assets of Bonson was necessary due to the industry-wide equity devaluation of the past year. Both an income (discounted cash flow) approach and a market (guideline company) approach were employed to determine the fair value of the net assets of Bonson. The fair value was then allocated among all the assets of Bonson at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill to determine the amount of impairment loss. The impaired goodwill of $26,000 and other acquired intangible assets of $3,836 are related to the Company's software revenue segment. After the impairment is recorded, the remaining goodwill and other acquired intangible assets of Bonson were $9,067 and $148, respectively.

There was an impairment charge recorded in the amount of $380 related to the acquisition of the remaining equity interests of Marsec.

Subsequently, the Company decided to change the date of annual goodwill impairment test and perform all the goodwill impairment tests during the fourth quarter of every year as it is easier for the Company to engage and work with third party valuation firm once a year for all the goodwill impairment tests. Based on the impairment test performed during the fourth quarter of 2003, impairment charge was not necessary.

7.   Other Acquired Intangible Assets, Net

                                                    December 31,
                                                    -------------
                                                     2003   2002
                                                    ------ ------
              Core technology...................... $2,280 $1,280
              Trade name...........................     60    700
              Contract backlog.....................  1,574  2,700
              Favorable lease......................    361    400
              Customer list........................     24     --
              License..............................     --    700
                                                    ------ ------
                                                     4,299  5,780
              Less: Accumulated amortization.......  1,958  1,749
                                                    ------ ------
              Other acquired intangible assets, net $2,341 $4,031
                                                    ====== ======

Amortization expense for the net carrying amount of intangible assets with definite lives will be $614 in 2004, $579 in 2005 and $394 in 2006.

8.  Investment in Affiliate

In April 2001, the Company invested $6,157 in Intrinsic Technology (Holdings), Ltd. ("Intrinsic") for a 14.25% equity interest. Intrinsic and its wholly owned subsidiaries are engaged in wireless Internet application and development. The investment in Intrinsic is recorded using the equity method because the Company is able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board of Directors. The excess of purchase price over the Company's percentage interest in the recorded amount of the net assets of Intrinsic as of the acquisition date is $5,631. The period of amortization for that goodwill was five years based on its estimated economic life. On January 1, 2002, the Company discontinued amortization of goodwill upon its adoption of SFAS No. 142 (see Note 2).

The Company determined that their investment in Intrinsic had suffered an other-than-temporary decline in value in December 2003 and 2002, respectively. As a result, the Company reduced its carrying amount of that investment to its estimated fair value by recording a charge of $2,150 and $2,000, which is included in equity in loss of affiliates for the years ended December 31, 2003 and 2002, respectively. The share of loss is also included in equity in loss of affiliates for the years ended December 31, 2003 and 2002 in the amount of $327 and $465, respectively. The Company's net investment in affiliate at December 31, 2003 and 2002 was $331 and $2,808, respectively.

9.  Short-Term Bank Loans

As of December 31, 2003, the Company had total short-term credit facilities for working capital purposes totaling $40,540 expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of December 31, 2003. At December 31, 2003, unused short-term credit facilities were $28,759 and used facilities totaled $11,781. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $827 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2003. Bank deposits pledged as security for these credit facilities totaled $14,827 as of December 31, 2003 and are presented as restricted cash in the consolidated balance sheets. As of December 31, 2002, the Company had total short-term credit facilities totaling $20,000 which expired in October 2003.

In addition, as of December 31, 2003 and 2002, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% per annum and secured by AsiaInfo Management's assets.

10.  Notes Payable

At December 31, 2003 and 2002, the balances of notes payable of $2,609 and $2,447, respectively, represented commercial notes of $945 and $1,245, and bank acceptance drafts of $1,664 and $1,202, respectively, that are non-interest bearing and due within six months.

11.  Other Taxes Payable

                                                 December 31,
                                                 -------------
                                                  2003   2002
                                                 ------ ------
                  Individual income tax......... $1,150 $  994
                  Business tax payable..........    540    259
                  Value added taxes payable, net    522  1,326
                                                 ------ ------
                                                 $2,212 $2,579
                                                 ====== ======

The Company's PRC subsidiaries are subject to business tax at the rate of 5% on other service revenues.

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

12.  Income Taxes

The components of (loss) income before income taxes, minority interests and equity in loss of affiliates are as follows:

                                  Years Ended December 31,
                                  -------------------------
                                    2003     2002    2001
                                  --------  ------  -------
                    United States $ (1,969) $ (477) $ 2,543
                    Foreign......  (24,639)  6,597   13,916
                                  --------  ------  -------
                                  $(26,608) $6,120  $16,459
                                  ========  ======  =======

The Company is subject to US federal and state income taxes. The Company's subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income taxes (benefit) expense consists of the following:

                                             Years Ended December 31,
                                             ------------------------
                                               2003    2002     2001
                                             -------  ------  -------
          Current
             United States:
                 Federal.................... $(1,138) $  192  $ 4,006
                 State......................     (20)     15      212
             Foreign........................     325   1,055      797
                                             -------  ------  -------
          Total current income taxes........    (831)  1,262    5,015
                                             -------  ------  -------
          Deferred
             United States:
                 Federal....................     396     119   (1,931)
                 State......................      (1)     42      (94)
             Foreign........................    (542)   (599)     454
                                             -------  ------  -------
          Total deferred income taxes.......    (147)   (438)  (1,571)
                                             -------  ------  -------
          Total income tax (benefit) expense $  (978) $  824  $ 3,444
                                             =======  ======  =======

The components of deferred income tax assets (liabilities) are as follows:

                                                     December 31,
                                                   ---------------
                                                     2003    2002
                                                   -------  ------
             Deferred tax assets (liabilities):
                Allowances and reserves........... $ 2,072  $1,834
                Depreciation......................     272     236
                Net operating loss carry forwards.     990     436
                Acquired intangible assets........      24    (327)
                                                   -------  ------
             Total gross deferred tax assets......   3,358   2,179
             Valuation allowance..................  (1,362)   (330)
                                                   -------  ------
             Total net deferred tax assets........ $ 1,996  $1,849
                                                   =======  ======

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. At December 31, 2003, tax loss carry forwards amounted to approximately $2.2 million for federal and $0.7 million for California, which will begin to expire in year 2023 and 2008, respectively. A valuation allowance of $1,075 for tax losses generated in various tax jurisdictions during 2003 has been established. An additional valuation allowance of $287 has been established for the provision of short-term investment as it is considered more likely than not that the relevant deferred tax asset will not be realized.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax.

Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a "new technology enterprise." The effective income tax rate for "new technology enterprises" registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the "new technology enterprise" status. "New technology enterprises" are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment as an "advanced technology enterprise" for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning from January 1, 2004, as a "new technology enterprise" set up in Beijing Zhongguancun Science Park, the effective income tax rate for AsiaInfo Technologies is 15%. Under current law, as long as AsiaInfo Technologies maintains the "new technology enterprise" status, it will be exempted from Chinese local corporate income tax.

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

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Income tax of AsiaInfo Technologies in 2003, 2002 and 2001 was nil, $853 and $797, respectively. In the absence of such income tax exemptions or preferential tax treatment, income tax of nil in 2003, $2,092 in 2002 and $615 in 2001 would otherwise have been payable and the effect on net (loss) income per share would be to increase basic and diluted loss per share or decrease basic and diluted income per share by nil in 2003, $0.05 in 2002 and $0.01 in 2001, respectively.

Undistributed foreign earnings amounted to approximately $12,910 at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any.

A reconciliation between the (benefit of) provision for income taxes computed by applying the US federal tax rate to (loss) income before income taxes and the actual provision for income taxes is as follows:

                                                                 Years Ended December 31,
                                                                 -----------------------
                                                                 2003     2002    2001
                                                                 ----     ----    ----
US federal statutory rate....................................... (35)%     35%     35%
Difference between statutory rate and foreign effective tax rate  31      (27)    (20)
Amortization of goodwill........................................  --       --       2
Other...........................................................  --        6       4
                                                                 ---      ---     ---
                                                                  (4)%     14%     21%
                                                                 ===      ===     ===

13.  Net (loss) income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net (loss) income per share computations:

                                                 Years Ended December 31,
                                           ------------------------------------
                                               2003        2002        2001
                                           -----------  ----------- -----------
Net (loss) income (numerator):
 Net (loss) income
   Basic and diluted...................... $   (28,119) $     2,906 $    11,734
                                           ===========  =========== ===========
Shares (denominator):
 Weighted average common stock outstanding
   Basic..................................  44,459,010   43,583,420  41,525,159
   Options................................          --    2,378,125   4,399,565
                                           -----------  ----------- -----------
   Diluted................................  44,459,010   45,961,545  45,924,724
                                           ===========  =========== ===========
Net (loss) income per share:
   Basic.................................. $     (0.63) $      0.07 $      0.28
                                           ===========  =========== ===========
   Diluted................................ $     (0.63) $      0.06 $      0.26
                                           ===========  =========== ===========

In 2003, the Company had 9,657,883 outstanding common stock options shares that could have potentially diluted basic earnings per share ("EPS") in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been antidilutive due to the net loss reported in the period.

In 2002 and 2001, the Company had 4,716,680 and 1,326,180 common stock options outstanding, respectively, that could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

14.  Commitments and Contingencies

Operating Leases--As of December 31, 2003, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

                                  2004 $2,119
                                  2005    886
                                  2006    528
                                       ------
                                       $3,533
                                       ======

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expense for the three years in the period ended December 31, 2003 was $1,952, $2,314 and $2,190, respectively.

Letters of Credit--At December 31, 2003, the Company had outstanding standby letters of credit to customers of $10,426, in which $10,045 were collateralized by credit facilities and $381 were secured by bank deposit.

Product Warranty--The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the year ended December 31, 2003 and 2002 are as follows:

                                                  Years Ended December 31,
                                                -------------------------
                                                 2003          2002
                                                   -----         -----
                   Balance at beginning of year 2,229         1,273
                   Current year provision......   449         1,142
                   Payments....................   (83)         (186)
                   Provision reversal..........  (535)           --
                                                   -----         -----
                   Balance at end of year...... 2,060         2,229
                                                   =====         =====

The reversal of warranties of $535 is related to projects of warranty period that had expired during the year of 2003.

Litigation--On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its current officers and directors and the underwriters of the Company's initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's common stock in the aftermarket as conditions to their purchasing shares in the Company's IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs' alleged purchases of the Company's common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management.

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

15.  Employee Retirement Benefits

The Company's employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 20% to 25.5% of the monthly basic salaries of the current employees.

In addition, the Company is required by law to contribute approximately 16% to 27% of basic salaries of the PRC employees for staff welfare, housing, medical and education benefits representing expense of $2,832, $1,806 and $3,443 for 2003, 2002 and 2001, respectively.

Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the "Plan"). The Company contributes 5% of employees' monthly salaries to the Plan. The expense of such arrangements to the Company for the three years in the period ended December 31, 2003 was $780, $1,183 and $754, respectively.

16.  Distribution of Profits

As stipulated by the relevant laws and regulations applicable to PRC foreign investment enterprises, the Company's PRC subsidiaries are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve. Wholly-foreign-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP. The employee welfare and bonus reserve is determined by the Company's Board of Directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries' operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company's PRC subsidiaries were $990 and $591 in 2003 and 2002, respectively. There were no appropriations to reserves prior to 2001.

17.  Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the United States. At December 31, 2003 the amounts were placed principally with financial institutions in the United States.

The Company's business activities and accounts receivable are principally in the PRC with a limited number of large customers, principally China Telecommunications Corporation ("China Telecom") and its provincial subsidiaries, and China United Telecommunications Corporation ("China Unicom"). Sales to China Telecom and its subsidiaries amounted to approximately 9%, 21%, and 31% of total revenues in 2003, 2002, and 2001, respectively. In 2003, 2002 and 2001, no individual provincial entity represented more than 10% of total revenues. Sales to China Unicom accounted for 38% of total revenue in 2003, 22% of total revenues in 2002, 45% in 2001. Sales to China Netcom Corporation accounted for 13% of total of revenue in 2003, 6% in 2002, and 9% in 2001. Sales to China Mobile Corporation accounted for 38% of total revenue in 2003, 42% in 2002, and 10% in 2001.

Details of the amounts receivable from the customers with the largest receivable balances at December 31, 2003 and 2002 are as follows:

                                                    Percentage of accounts
                                                    receivable December 31,
                                                    ----------------------
                                                    2003        2002
                                                    ----        ----
                  Five largest receivables balances  96%         95%

The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibility on a periodic basis. Activity in the allowance for doubtful accounts is as follows:

                                            Years Ended December 31,
                                            -----------------------
                                             2003    2002    2001
                                            -----   -----   ------
               Balance at beginning of year 1,133   1,094      545
               Bad debt expense............ 2,366     762    2,782
               Write-offs and other........  (404)   (723)  (2,233)
                                            -----   -----   ------
               Balance at end of year...... 3,095   1,133    1,094
                                            =====   =====   ======

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

18.  Stock Option Plans

General--Under the Company's 2002 Stock Option Plan, the Company may grant options to purchase up to 4.5 million shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options ("ISO") and nonqualified options ("NQO"). Prior to adoption of the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the "Plans").

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially comparable to options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at a rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four one-year cliffs at a rate of 25%, 25%, 25% and 25% for the 2000 plan, and are generally no more than five years from the date of grant for 2002 plan.

Option activity for the Plans is summarized as follows:

                                                           Outstanding Options
                                                -----------------------------------------
                                                                     Weighted average
                                                Number of shares exercise price per share
                                                ---------------- ------------------------
Outstanding, January 1, 2001...................     8,781,865             $ 9.43
 Granted (weighted average fair value of $7.02)     2,476,840               9.50
 Cancelled.....................................    (1,639,659)             15.21
 Exercised.....................................    (1,309,878)              2.51
                                                   ----------
Outstanding, December 31, 2001.................     8,309,168               9.40
 Granted (weighted average fair value of $3.56)     3,346,917               4.27
 Cancelled.....................................      (741,550)             12.46
 Exercised.....................................    (1,028,970)              2.68
                                                   ----------
Outstanding, December 31, 2002.................     9,885,565               8.14
 Granted (weighted average fair value of $5.24)     2,289,590               6.02
 Cancelled.....................................    (2,010,005)             10.87
 Exercised.....................................      (507,267)              2.42
                                                   ----------
Outstanding, December 31, 2003.................     9,657,883               7.37
                                                   ==========

The exercise price of all options granted during the periods was equal to the fair market value of the Company's common stock on the dates of grant. The fair value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding at December 31, 2003 is as follows:

                                         Options Outstanding as of          Options Exercisable as of
                                             December 31, 2003                  December 31, 2003
                                ------------------------------------------- --------------------------
                                            Weighted average
                                               remaining        Weighted                   Weighted
                                  Number      contractual       average       Number       average
Range of average exercise price outstanding   life (yrs.)    exercise price exercisable exercise price
------------------------------- ----------- ---------------- -------------- ----------- --------------
        $0.01 to 1.25..........    563,167        2.75           $ 1.09        563,167      $ 1.09
        $1.50 to 2.50..........    128,265        3.74             2.31        128,265        2.31
        $2.75 to 3.00..........    770,950        4.17             2.81        770,950        2.81
        $3.35 to 4.22..........  3,197,861        8.62             4.06        670,481        4.05
        $6.51 to 7.36..........  1,335,897        9.63             7.01         69,562        7.22
        $7.59 to 7.75..........  1,104,745        6.09             7.61      1,009,700        7.60
        $8.00 to 9.63..........  1,277,714        7.22             9.12        862,300        9.16
        $10.00 to 19.63........    486,164        6.93            12.54        372,004       12.59
        $24.00 to 47.03........    793,120        6.16            24.66        572,170       24.71
                                 ---------        ----           ------      ---------      ------
        Total..................  9,657,883        7.24           $ 7.37      5,018,599      $ 8.11
                                 =========                                   =========

Total number of options exercisable and the weighted average exercise price were 4,037,745 and 3,775,807, and $7.89 and $5.44, as of December 31, 2002 and
2001, respectively.

Deferred stock compensation--As discussed in Note 2, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted prior to December 31, 1997, which were all fixed awards. Accordingly, the Company recorded compensation expense of $105, $407 and $1,144 for the years ended December 31, 2003, 2002 and 2001, respectively.

19.  Segment Information

During 2003, the Company reorganized its operations structure so that its business operations focus on specific customers rather than product lines. Instead of selling its products and services through its two former strategic business units, Communications Solutions and Operation Support Systems Solutions, the Company now has one point of sales contact for each of its major customers, streamlining the relationships and interactions with its customers.

The new customer-based structure is designed to offer customers a "one window" shopping solution for all of their needs, including all the business lines from the Company such as network solutions, software license and services and service applications solutions. The new structure benefits from cost efficiencies gained from combined sales and marketing as well as research and development staff and offer more integrated quality services to the Company's customers. As a result, the financial reporting structure that the Company has adopted is based on network solutions and software revenue.

                                               Years Ended December 31,
                                               -----------------------
                                                2003     2002    2001
                                               -------  ------- -------
          Revenues net of hardware costs:
          Network solutions................... $25,982  $31,720 $43,516
          Software revenue....................  31,488   33,013  27,875
                                               -------  ------- -------
          Total revenues net of hardware costs  57,470   64,733  71,391
          Cost of sales net of hardware costs.  23,517   24,467  15,918
                                               -------  ------- -------
          Gross profit........................ $33,953  $40,266 $55,473
                                               =======  ======= =======

The information of 2002 and 2001 has been reclassified to conform to the current operating segments.

Reconciliation of Non-GAAP Measures

A reconciliation table of Total Revenues Net of Hardware Costs and Total Revenues for the three years ended December 31, 2003 is as follows:

                                                Years Ended December 31,
                                               --------------------------
                                                 2003     2002     2001
                                               -------- -------- --------
      Total revenues net of hardware costs (a)
      Network solutions....................... $ 25,982 $ 31,720 $ 43,516
      Software revenue........................   31,488   33,013   27,875
                                               -------- -------- --------
                                               $ 57,470 $ 64,733 $ 71,391
                                               ======== ======== ========
      Total cost of hardware sales
      Network solutions....................... $ 58,704 $ 56,533 $117,615
      Software revenue........................       --       --       --
                                               -------- -------- --------
                                               $ 58,704 $ 56,533 $117,615
                                               ======== ======== ========
      Total revenues
      Network solutions....................... $ 84,686 $ 88,253 $161,131
      Software revenue........................   31,488   33,013   27,875
                                               -------- -------- --------
                                               $116,174 $121,266 $189,006
                                               ======== ======== ========

--------
(a) The Company believes that the presentation of this non-GAAP measure provides useful information for investors regarding the Company's financial performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the Company's financial results prepared in accordance with GAAP.

For the years ended December 31, 2003, 2002 and 2001, almost all of the Company's revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2003, 2002 and 2001, 99% of the Company's long-lived assets are located in the PRC.

20.  Related Party Transactions

In the years ended December 31, 2003, 2002 and 2001, the Company entered into network solutions and software revenue contracts with China Netcom Corporation Ltd. ("China Netcom") with a total contract sum of approximately $16,578, $10,108 and $9,300, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom's parent company, China Netcom Communication Group Corporation. Revenue recognized in 2003, 2002 and 2001 from such contracts was approximately $14,888, $6,741 and $17,000, respectively. Accounts receivable due from China Netcom as of December 31, 2003, 2002 and 2001 were $6,045, $3,886 and $2,226, respectively.

On May 16, 2002, China Merchants Bank, Beijing Branch ("Merchants Bank") entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China Netcom's past and future purchases of network solutions from AsiaInfo Technologies. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers' acceptances and the amount drawn down by China Netcom was zero and approximately $2,055 as of December 31, 2003 and 2002, respectively. AsiaInfo Technologies has guaranteed China Netcom's obligations to Merchants Bank under the facility and agreed to pay principal and interest on the drawn loan if China Netcom defaulted. The agreement expired on May 16, 2003.

On January 17, 2001, the Company purchased a convertible promissory note of $750 from China PalmInfo Holdings Co., Ltd. ("China PalmInfo"). At the time of the purchase, ChinaVest V, L.P., in which a former director of the Company is a partner, also held a convertible promissory note of China PalmInfo of $500. A provision of $750 was recorded for the promissory note during 2002.

21.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2003, 2002 and 2001 are presented in the following table.

                                                          Three Months Ended
                                              ------------------------------------------
                                              December 31 September 30 June 30  March 31
                                              ----------- ------------ -------  --------
Year Ended December 31, 2003
----------------------------
Revenues.....................................   $30,612     $27,984    $26,904  $ 30,674
Gross profit.................................     9,250       9,996      7,202     7,505
Net (loss) income............................      (268)      2,249     (1,053)  (29,047)
Net (loss) income per share--basic...........     (0.01)       0.05      (0.02)    (0.66)
                   --diluted.................     (0.01)       0.05      (0.02)    (0.66)

Year Ended December 31, 2002
----------------------------
Revenues.....................................   $23,599     $32,571    $36,559  $ 28,537
Gross profit.................................     7,441       8,500     13,037    11,288
Net (loss) income............................    (2,600)        468      3,616     1,422
Net (loss) income per share--basic...........     (0.06)       0.01       0.08      0.03
                   --diluted.................     (0.06)       0.01       0.08      0.03

Year Ended December 31, 2001
----------------------------
Revenues.....................................   $37,645     $94,031    $21,551  $ 35,779
Gross profit.................................    15,305      15,540     13,349    11,279
Net income...................................     4,260       3,519      2,576     1,379
Net income per share--basic..................      0.10        0.08       0.06      0.03
               --diluted.....................      0.09        0.08       0.06      0.03