Form 10-Q
period 2004-03-31
ASIAINFO HOLDINGS INC
filed 2004-05-10
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-15713

ASIAINFO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	752506390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4TH FLOOR, ZHONGDIAN INFORMATION TOWER

6 ZHONGGUANCUN SOUTH STREET, HAIDIAN DISTRICT

BEIJING 100086, CHINA

(Address of principal executive office, including zip code)

+8610 6250 1658

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of May 6, 2004 was 45,424,291.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US Dollars thousands, except per share amounts)

	Three months Ended March 31,
	2003	2004
Revenues:
Network solutions	$23,500	$22,309
Software revenue	7,174	9,672

Total revenues	30,674	31,981

Cost of revenues:
Network solutions	20,096	18,804
Software revenue	3,073	3,923

Total cost of revenues	23,169	22,727

Gross profit	7,505	9,254

Operating expenses:
Sales and marketing (excluding stock-based compensation: 2004: nil; 2003: $28)	2,515	2,613
General and administrative (excluding stock-based compensation: 2004: nil; 2003: $31)	2,317	2,469
Research and development (excluding stock-based compensation: 2004: nil; 2003: $9)	2,545	2,022
Impairment of goodwill and acquired intangible assets	30,221	—
Amortization of deferred stock compensation	68	—
Amortization of acquired intangible assets	47	178

Total operating expenses	37,713	7,282

(Loss) income from operations	(30,208)	1,972

Other income (expense):
Interest income	454	352
Interest expense	(1)	—
Other expense, net	(1)	(21)

Total other income, net	452	331

(Loss) income before income taxes and equity in loss of affiliates	(29,756)	2,303
Income tax (benefit) expense	(824)	288

(Loss) income before equity in loss of affiliates	(28,932)	2,015
Equity in loss of affiliate	(115)	(38)

Net (loss) income	$(29,047)	$1,977

Net (loss) income per share:
Basic	$(0.66)	$0.04

Diluted	$(0.66)	$0.04

Shares used in computation:
Basic	44,206,625	45,301,278
Diluted	44,206,625	47,354,713

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except per share amounts)

	December 31, 2003 (1)	March 31, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,395	$124,686
Restricted cash	14,827	14,743
Short-term investments	13,218	10,374
Notes receivable	3,832	2,792
Accounts receivable (net of allowances of $3,095 and $2,942 December 31, 2003 and March 31, 2004, respectively)	51,923	65,806
Inventories	3,235	3,843
Other receivables	8,528	2,594
Deferred income taxes – current	1,842	1,842
Prepaid expenses and other current assets	2,680	2,838

Total current assets	219,480	229,518
Property and equipment-net	2,348	2,289
Goodwill	15,368	15,368
Other acquired intangible assets-net	2,341	2,197
Investment in affiliate	331	293
Deferred income taxes	154	156

Total Assets	$240,022	$249,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$60	$—
Notes payable	2,609	5,790
Accounts payable	13,945	17,933
Accrued expenses	12,822	13,609
Deferred revenue	11,738	10,632
Accrued employee benefits	5,971	7,003
Other payables	2,776	1,828
Other taxes payables	2,212	1,667
Income taxes payables	1,232	1,722

Total current liabilities	53,365	60,184

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and outstanding: 2003: 45,112,278; 2004:45,385,538	451	454
Additional paid-in capital	205,154	206,158
Accumulated (deficit)	(19,009)	(17,033)
Accumulated other comprehensive income	61	58

Total stockholders’ equity	186,657	189,637

Total Liabilities and Stockholders’ Equity	$240,022	$249,821

See notes to condensed consolidated financial statements.

(1)	December 31, 2003 balances were obtained from audited financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(29,047)	$1,977
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	616	374
Amortization of other acquired intangible assets	47	178
Impairment of goodwill and acquired intangible assets	30,221	—
Amortization of deferred stock compensation	69	—
Deferred income taxes	(168)	(2)
Equity in loss of an affiliate	115	38
Loss on disposal of property and equipment	6	5
Bad debt expense	284	(153)
Changes in operating assets and liabilities, net of effects of business acquired:
Restricted cash	(815)	85
Notes receivable	—	1,040
Accounts receivable	(15,827)	(13,764)
Inventories	3,982	(608)
Other receivables	1,960	5,934
Prepaid expenses and other current assets	257	(158)
Notes payable	—	3,181
Accounts payable	10,766	3,988
Other payables	(321)	(9)
Deferred revenue	287	(1,106)
Accrued employee benefits	262	1,032
Accrued expenses	(1,421)	787
Income taxes payable	(688)	490
Other taxes payable	(375)	(545)

Net cash (used in) provided by operating activities	210	2,764

Cash flows from investing activities:
Decrease (increase) in short-term investments	(34)	2,844
Purchases of property and equipment	(143)	(322)
Purchases of business	—	(939)
Proceeds on disposal of property, plant, and equipment	—	1

Net cash used in investing activities	(177)	1,584

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) — (CONTINUED)

(In US Dollars thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	12	1,007

Net cash (used in) provided by financing activities	12	947

Net increase in cash and cash equivalents:	45	5,295
Cash and cash equivalents at beginning of period	115,153	119,395
Effect of exchange rate changes on cash and cash equivalents	2	(4)

Cash and cash equivalents at end of period	$115,200	$124,686

Supplemental cash flow information:
Cash paid during the period:
Income tax	—	—

Interest	—	—

Non-cash investing activity:

In December 2003, the Company acquired certain assets from Pacific Software (China) Limited for cash of $4,180 (of which $266 represented acquisition costs) and the issuance of 349,315 shares of common stock with a fair market value at the time the acquisition was announced of approximately $2,550. Of the cash amount, $3,006 and $939 was paid in December 2003 and in the first quarter of 2004 respectively. In connection with the acquisition, the Company acquired tangible assets and intangible assets with a fair value of $93 and $2,355, respectively.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

1.	GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the “Company”) is incorporated in the State of Delaware, in the United States of America (the “US”). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“China” or the “PRC”), Marsec Holdings, Inc. (“Marsec”) (100% owned), and Bonson Information Technology Holdings Limited, (“Bonson”) (100% owned), both incorporated in the Cayman Islands.

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company’s share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

All adjustments necessary for a fair presentation of the unaudited results of operations for the three months ended March 31, 2003 and 2004 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The Company’s revenue is derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and system integration, and is recognized based on the percentage of completion method. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

Software revenue includes the benefit of the rebate of value added taxes on sales of software received from the Chinese tax authorities as part of the PRC government’s policy of encouragement of software development in the PRC. The rebate was $493 and $605 for the three months ended March 31, 2003 and 2004, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $31,927 at December 31, 2003 and $38,239 at March 31, 2004. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

1.	GENERAL AND BASIS OF PREPARATION - CONTINUED

At December 31, 2003 and March 31, 2004, the balance of trade accounts receivable of $19,996 and $27,567, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

These financial statements of the Company and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs from that used in the statutory financial statements of the PRC subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with foreign investment as established by China’s Ministry of Finance. The principal adjustments made to conform the statutory financial statements of these subsidiaries to U.S. GAAP included an adjustment to record goodwill from business acquisitions and the related impairment provisions, and an adjustment to recognize compensation expense on the issuance of stock options.

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

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders’ equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on March 31, 2004 was US$1.00=RMB8.2771. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

1.	GENERAL AND BASIS OF PREPARATION - CONTINUED

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148 as of December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures certain financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities (or assets in some circumstances) in statement of positions or consolidated balance sheets, as appropriate. The financial instruments within the scope of this Statement are: (i) mandatorily redeemable shares those that an issuer is obligated to buy back in exchange for cash or other assets; (ii) financial instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and (iii) financial instruments that embodies obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares (excluding certain financial instruments indexed partly to the issuer’s equity shares and partly, but not predominantly, to something else). This Statement does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Statement also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other”. This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002 and have been adopted in the financial statements. The initial recognition and initial measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31,2002. The adoption of the recognition and initial measurement requirements of FIN No. 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

1.	GENERAL AND BASIS OF PREPARATION - CONTINUED

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and on the determination of when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 was applicable for periods ended December 15, 2003. In December 2003, the FASB issued FIN 46R which defers the implementation date to the end of the first reporting period after March 15, 2004 unless the Company has a special purpose entity in which case the provisions must be applied for fiscal years ended December 31, 2003. The Company does not have a special purpose entity. Therefore, it will adopt the provisions in December 2004.

In November 2002, the Emerging Issue Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Reclassifications – Certain comparative figures have been reclassified to conform with current year’s presentation.

2.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3.	SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 12 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of March 31, 2004.

4.	NOTES RECEIVABLE

At December 31, 2003 and March 31, 2004, the balances of notes receivable of $3,832 and $2,792, respectively, represented bank acceptance drafts that are non-interest bearing and due within six months.

5.	COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended March 31,
	2003	2004
Net (loss) income	$(29,047)	$1,977
Change in cumulative translation adjustment	4	(3)

Comprehensive income (loss)	$(29,043)	$1,974

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

6.	SHORT-TERM BANK LOANS

As of December 31, 2003 and March 31, 2004, the Company had total short-term credit facilities for working capital purposes totaling $40,540 and $40,539 expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of December 31, 2003 and March 31, 2004, respectively. At December 31, 2003, unused short-term credit facilities were $28,759 and used facilities totalled $11,781. The used facilities are pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $827 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2003. At March 31, 2004, unused short-term credit facilities were $22,764 and used facilities totaled $17,775. The used facilities are pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $743 were used for issuing guarantees as of March 31, 2004. Bank deposits pledged as security for these credit facilities totaled $14,827 and $14,743 as of December 31, 2003 and March 31, 2004, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2003 and March 31, 2004, the Company had short-term borrowings of $60 and nil in RMB, the currency of the PRC, bearing an interest rate of 4.8% and secured by AsiaInfo Management’s assets.

7.	NOTES PAYABLE

At December 31, 2003 and March 31, 2004, the balances of notes payable of $2,609 and $5,790, respectively, represented commercial notes of $945 and $1,565, and bank acceptance drafts of $1,664 and $4,225, respectively, that are non-interest bearing and due within six months.

8.	INCOME TAXES

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2003	2004
US federal rate	(35%)	35%
Difference between statutory rate and foreign effective tax rate	27	(22)
Non-deductible goodwill and intangible expenses	8	—
Other	(3)	—

	(3%)	13%

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

9.	CAPITAL STOCK

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Outstanding options weighted average exercise price per share
Outstanding, January 1, 2004:	9,657,883	$7.37
Granted	94,700	8.20
Cancelled	(434,134)	10.94
Exercised	(273,260)	3.69

Outstanding, March 31, 2004	9,045,189	$7.31

The exercise price of all options granted during the three months ended March 31, 2004 was equal to the fair market value of the Company’s common stock on the dates of grant.

10.	ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

	Three Months Ended March 31,
	2003	2004
Net (loss) income as reported	$(29,047)	$1,977
Add: Stock-based compensation included in reported net income (loss)	68	—
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(5,749)	(1,820)

Pro forma net loss	$(34,727)	$157
Basic and diluted net income (loss) per share:	$(0.66)	$0.04

Pro forma net income (loss) per common share	$(0.79)	$0.00

11.	NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended March 31,
	2003	2004
Net income (numerator):
Net income (loss) Basic and diluted	$(29,047)	$1,977

Shares (denominator):
Weighted average Common Stock Outstanding	44,206,625	45,301,278

Basic	44,206,625	45,301,278
Options (Treasury Method)	—	2,053,435

Diluted	44,206,625	47,354,713

Net income (loss) per share:
Basic	$(0.66)	$0.04

Diluted	$(0.66)	$0.04

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

11. NET INCOME (LOSS) PER SHARE - CONTINUED

As of March 31, 2003, the Company had 9,885,565 options outstanding that could have potentially diluted earnings per share (“EPS”) in the future, but which were excluded in the computation of diluted EPS in the period, as their effect would have been antidilutive due to the net loss reported in the period.

As of March 31, 2004, the Company had 4,625,706 options outstanding that could have potentially diluted EPS in the future, but which were excluded in the computation of diluted EPS in the period, as their exercise prices were above the average market values in such periods.

12.	ACQUISITION

On October 20, 2003 (the “date of acquisition”), the Company acquired certain human resources management and business intelligence assets from Pacific Software (China) Limited (“Pacific”), a software solutions company, in exchange for cash of $4,180 and 349,315 shares of the Company’s common stock valued at $2,550. There is an additional contingent payment of $2,270 which is payable by the Company upon attaining certain terms and conditions which management expects to occur in 2004. The value of the shares issued was determined based on the average market price of the Company’s common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced. This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition.

The aggregate purchase price of $6,730 has been allocated as follows:

		Economic Life
Current assets	$58
Equipment	35
Completed technology	1,945	5 years
Contract backlog	326	2 years
Trade mark	60	2 years
Customer list	24	5 years
In-process technology	169	None
Goodwill	4,113	Indefinite

Total	$6,730

The Company recorded a charge of $169 at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” for purchased in-process technology related to a development project that had not reached technological feasibility, had no alternative future use, and for which successful development was uncertain. The conclusion that the in-process development effort, or any material sub-component, had no alternative future use was reached in consultation with the Company’s management and Pacific’s management.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

12.	ACQUISITION - CONTINUED

The following unaudited pro forma information summarizes the results of operations for the three months ended March 31, 2003 and 2004 of the Company and Pacific. It has been prepared on the assumption that the acquisitions occurred at the beginning of that period. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Three Months Ended March 31,
	2003	2004
Total revenue	$30,674	$31,981
Net (loss) income	(29,200)	1,977
Net (loss) income per share
- Basic	$(0.66)	$0.04
- Diluted	$(0.66)	$0.04
Shares used in calculation of net (loss) income per share
- Basic	44,555,940	45,301,278
- Diluted	44,555,940	47,354,713

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

The new customer-based structure is designed to offer customers a “one window” shopping solution for all of their needs, including all the business lines from the Company such as network solutions, software license and services and service applications solutions. The new structure benefits from cost efficiencies gained from combined sales and marketing as well as research and development staff and offer more integrated quality services to the Company’s customers. As a result, the financial reporting structure that the Company has adopted is based on network solutions and software revenue.

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Revenues net of hardware costs:
Network solutions	$5,545	$5,355
Software revenue	7,174	9,672

Total revenues net of hardware costs	12,719	15,027
Cost of sales net of hardware costs	5,214	5,773

Gross profit	$7,505	$9,254

The information of 2003 has been reclassified to conform to the current operating segments.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

13.	SEGMENT AND GEOGRAPHIC OPERATING INFORMATION - CONTINUED

Reconciliation of Non-GAAP Measures

A reconciliation table of total revenues net of hardware costs and total revenues for the three months ended March 31, 2003 and 2004 is as follows:

	Three Months Ended March 31,
	2003	2004
	(unaudited)
Total revenues net of hardware costs(a):
Network solutions	$5,545	$5,355
Software revenue	7,174	9,672

	$12,719	$15,027

Total cost of hardware sales
Network solutions	17,955	16,954
Software revenue	—	—

	$17,955	$16,954

Total revenues
Network solutions	$23,500	$22,309
Software revenue	7,174	9,672

	$30,674	$31,981

(a)	The Company believes that the presentation of this non-GAAP measure provides useful information for investors regarding the Company’s financial performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the Company’s financial results prepared in accordance with GAAP.

For the three months ended March 31, 2003 and 2004, almost all of the Company’s revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of March 31, 2003 and 2004, 99% of the Company’s long-lived assets are located in the PRC.

14.	COMMITMENTS AND CONTINGENCIES

IPO Litigation

On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

14.	COMMITMENTS AND CONTINGENCIES - CONTINUED

On July 15, 2002, together with the other issuer defendants, the Company filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. On October 9, 2002, the Court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs’ representatives. On February 19, 2003, the Court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the Court granted in part and denied in part those motions. As to the claims brought against the Company under the anti-fraud provisions of the securities laws, the Court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the Court denied the motion to dismiss such claims as to the Company and as to substantially all of the other issuer defendants. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Warranty Costs

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2003 and 2004

(In US dollars thousands, except per share amounts)

14.	COMMITMENTS AND CONTINGENCIES – CONTINUED

Changes in the product warranty accrual for the 3 months ended March 31, 2004 were as follows:

Balance at beginning of period	$2,060
Current period provision	67
Payments	(11)

Balance, end of period	$2,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity; and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading “Factors Affecting our Operating Results and our Common Stock.”

Overview

We are a leading provider of high-quality software and solutions in China. We provide total customer solutions to some of China’s largest companies, and help our customers to increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom. In December 2003, through our acquisition of a human resources management, or HRM, and business intelligence, or BI, software business, we gained exposure to new customers in a wider range of industries such as transportation, power and iron and steel.

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

We believe that there are opportunities for us to expand into new business areas and to continue to grow our business both organically and through acquisitions. On December 4, 2003, we completed our acquisition of certain HRM and BI assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. The acquisition has helped us to expand into the HRM and BI software markets, and has exposed us to customers in other industries, outside of our traditional telecommunications customer base.

Reliance on key telecommunications customers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. Sales to China Telecom and its subsidiaries amounted to approximately 9%, 21% and 31% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 38%, 22% and 45% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately 13%, 6% and 9% of total revenues in 2003, 2002 and 2001, respectively. As a result of our reliance on these key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Recently, China’s Ministry of Information Industry, or MII, has announced that there will be a moderate increase in spending this year. However, our operating results have yet to be impacted by any such increase.

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

Impact of goodwill impairments. In connection with our acquisition of Bonson Information Technology Holdings Limited in February 2002, we paid the former shareholders of that company $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock (which were valued at approximately $18 million at the time the acquisition was announced). During the first quarter of 2003, we completed an annual impairment test as required by Statement of Financial Accounting Standard (“SFAS”) No.142 and recorded a non-cash impairment charge of $29.84 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson. In December 2003, we conducted an impairment test in connection with our investment in Intrinsic Technology Holdings, Inc., in which we hold a minority stake, and recorded a charge of $2.2 million. Although we do not presently anticipate any further impairment charges, any future deterioration of market conditions or other changes may require us to record additional impairment charges in the future, which would impact our net income (loss).

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

Software revenue. Software revenues include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products as well as third party software products in perpetuity, typically up to a specified maximum number of users. In most cases, our customers must purchase additional user licenses from us when the number of users exceeds the specified maximum. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

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

	THREE MONTHS ENDED MARCH 31,		YEAR ENDED DECEMBER 31,
	2004	2003	2003	2002
	(amounts in thousands of US$)
Network solutions net of hardware costs	5,355	5,545	25,982	31,720
Software revenue	9,672	7,174	31,488	33,013

Total revenues net of hardware costs	15,027	12,719	57,470	64,733
Total hardware costs	16,954	17,955	58,704	56,533

Total revenues	31,981	30,674	116,174	121,266

The information on revenues net of hardware costs in the above table is a “non-GAAP financial measure” within the meaning of Item 10 of Regulation S-K under the Securities Exchange Act of 1934, as amended. We have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenues. We believe that the presentation of this non-GAAP measure provides useful information for investors regarding our regular financial performance. Our management uses this measure for the same purpose. The presentation of this additional information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

Cost of Revenues

Network solutions costs. Network solutions costs consist primarily of third party hardware costs, compensation and travel expenses for the professionals involved in designing and implementing projects, and hardware warranty costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. We accrue hardware warranty costs upon final acceptance. We obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

Software costs. Software costs consist primarily of three components:

•	packaging and written manual expenses for our proprietary software products;

•	compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and in providing consultation, training and support services; and

•	software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings.

The costs associated with designing and modifying the formulation of our proprietary software are classified as research and development expenses as incurred.

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets, deferred stock compensation and impairment of goodwill and acquired intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, as well as sales commissions and sales agency fees.

Research and development expenses relate to the development of new software and the modification of the formulation of existing software. We expense such costs as they are incurred.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries, which are generally subject to a 30% state corporate income tax and a 3% local income tax.

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Our subsidiaries, AsiaInfo Technologies, AsiaInfo Management and AsiaInfo Technologies (Chengdu), Inc., are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 11 to our consolidated financial statements included in our annual report on Form 10-K filed with the United States Securities and Exchange Commission on March 15, 2004 for details of the respective preferential treatments for each of these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs will likely take effect in 2005. It is anticipated that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside China are made through our U.S. parent company, AsiaInfo Holdings, Inc. and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. In addition, companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollar into Renminbi.

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

Consolidated Results of Operations

Revenues. Total revenues were $32 million in the three-month period ended March 31, 2004, representing a increase of 4% against the comparable period in 2003. This increase was primarily due to an increase in software revenue, which was partially offset by a decrease in network solutions revenue. Revenues net of hardware costs were $15 million in the three-month period ended March 31, 2004, representing an 18% increase over the comparable period in 2003 and a 7% decrease over the previous quarter. Software revenue was $9.7 million in the three-month period ended March 31, 2004, representing an increase of 35% over the comparable period in 2003 and a 1% increase over the previous quarter. Network solutions revenue was $5.3 million in the three-month period ended March 31, 2004, representing a decrease of 3% over the comparable period in 2003 and a 19% decrease over the previous quarter. These changes in net revenues were attributable to our strategy to focus more of our resources on growing our software business.

Revenue from our HRM and BI unit, which we acquired in December 2003, accounted for approximately 6% of our net revenue in the quarter ended March 31, 2004.

Cost of Revenues. Our cost of gross revenues decreased 2% to $22.7 million in the first quarter of 2004, from $23.2 million in the first quarter of 2003. The decrease in cost of gross revenue was primarily attributable to lower hardware costs.

Gross Profit. Our gross profit of $9.3 million represented a 23% increase in the first quarter of 2004, as compared to the first quarter of 2003. Gross profit as a percentage of gross revenues, or gross margin, increased to 29% in the first quarter of 2004, as compared to 24% in the first quarter of 2003. Gross profit as a percentage of net revenues increased to 62% in the first quarter of 2004, as compared to 59% in the same period of 2003. These increases were attributable to the year-over-year increase in our net revenue as well as improvements in our operating efficiency.

Operating Expenses. Total operating expenses, decreased 81% to $7.3 million in the first quarter of 2004, from $37.7 million in the first quarter of 2003. The unusually high total operating expenses in the first quarter of 2003 were due to a one-time, non-cash impairment charge of $30.2 million we recorded in the first quarter of 2003 as a result of an independent valuation of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February of 2002. Excluding such charges, total operating expenses in the first quarter of 2003 would have been $7.5 million. The year-over-year and sequential decreases in total operating expenses were primarily attributable to the decrease in our research and development expenses, which in turn resulted from the consolidation of our separate research and development departments from our two previous business units, Operation Support System Solutions and Communications Solutions.

Sales and marketing expenses increased 4% to $2.6 million in the first quarter of 2004, from $2.5 million in the first quarter of 2003, in line with the increase in our revenues.

Research and development expenses decreased 21% to $2.0 million in the first quarter of 2004 from $2.5 million in the first quarter of 2003 due to the efficiencies resulted from our consolidation of previous separate research and development departments described above.

General and administrative expenses increased 7% to $2.5 million in the first quarter of 2004, from $2.3 million in the first quarter of 2003, primarily due to certain one-time costs associated with the implementation of administrative projects designed to maximize efficiency.

Income (Loss) From Operations. Our operating income was $2.0 million in the first quarter of 2004, as compared to an operating loss of $30.2 million in the comparable period in 2003. The loss in the first quarter of 2003 was due primarily to the one-time, non-cash impairment charge described above.

Other Income (Expense). Other income and expenses, consisting primarily of net interest income and expense, decreased from income of approximately $0.45 million in the first quarter of 2003 to income of $0.35 million in the first quarter of 2004, primarily due to a decrease in interest rates and our having less cash invested in interest bearing investments.

Equity in Loss of Affiliate. Equity in loss of affiliate of approximately $0.04 million represented our proportionate share of the loss incurred by Intrinsic.

Net Income (Loss). We recorded net income of $2.0 million, or $0.04 basic income per share, for the quarter ended March 31, 2004. We expect net revenue for the second quarter of 2004 to be between $14 to $15 million, or $0.02 to $0.03 per basic share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. See “Factors Affecting our Operating Results and our Common Stock—Our working capital requirements may increase significantly.” We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2004 was $65.8 million, consisting of $27.6 million in billed receivables and $38.2 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the first quarter, our days sales outstanding were 185 days, as compared to 161 days at the end of December 31, 2003. Our billed receivables were 77 days sales outstanding and our unbilled receivables were 108 days sales outstanding. The higher day sales outstanding were caused by the typical slowdown in account collection for the first quarter of each year. As of the end of the first quarter, our accounts payable balance increased 19% as compared to the previous quarter end. This increase was attributable to our delaying payment to equipment vendors under contracts that allow us to delay such payments until we receive payment from our customers.

As of March 31, 2004, we had total short-term credit facilities totaling $40.5 million, expiring by December 2005, for working capital purposes, of which unused short-term credit facilities were $22.8 million at that date. At March 31, 2004, $17.7 million had been used to issue letters of credit and notes payable. All the borrowings were in Renminbi. The loans carry interest 4.8% per annum and are repayable within one year. Bank deposits pledged as security for these bank loans and short-term credit facilities totaled $14.7 million as of March 31, 2004, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $149.8 million, of which $10.4 million was in short term investments and $14.7 million was in restricted cash. Restricted cash consisted of $14 million used to secure our $40.5 million credit facility, $0.3 million pledged as security for issuing standby letters of credit and notes payable and $0.4 million held by Bonson and pledged as security for guarantees, and $124.7 million of which was in cash and cash equivalents. The cash equivalents include investments in cash management accounts to enhance our interest income.

We had net operating cash inflow of $2.7 million in first quarter of 2004, primarily attributable to our operating profit. Our inventory position at the end of the quarter was approximately $3.8 million, representing a 19% increase over the previous quarter’s $3.2 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements

Our adoption of the following recently issued accounting pronouncements did not have a material impact on our financial position, cash flows or results of operations. We have reflected all disclosure requirements of these pronouncements in our financial statements.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

•	Financial Accounting Standards Board (“FASB”) Interpretation Number, (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.”

•	Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

•	SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” As allowed by SFAS No. 148, we have elected to continue to utilize the accounting method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for instruments entered into or modified after May 31, 2003.

We have not yet adopted the following recently issued accounting pronouncements because they are not yet applicable in part or in total; however, we do not expect their adoption to have a material effect on our financial position, cash flows or results of operations.

•	FIN No. 46, “Consolidation of Variable Interest Entities”, applicable December 31, 2004.

•	SFAS No. 150, applicable January 1, 2004 for instruments existing at May 31, 2003 and not subsequently modified.

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

Most of our large customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications infrastructure. Insufficient government allocation of funds to sustain the growth of China’s telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council’s plan, the northern division of China Telecom has merged with China Netcom and Jitong Communication, and has been renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our net revenue. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long-term, continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

•	the difficulties of integrating, assimilating and managing the operations, technologies, intellectual property, products and personnel of the acquired business;

•	the diversion of management attention from other business concerns;

•	the additional expense associated with acquired contingent liabilities;

•	the loss of key employees in acquired businesses; and

•	the risk of being sued by terminated employees and contractors.

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

Severe acute respiratory syndrome may have an impact on our business.

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

Each of our executive officers is responsible for an important segment of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of our executive officers’ services could be detrimental to our operations. We do not have, and do not plan to obtain, “key man” life insurance on any of our employees.

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

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal shareholders, live outside of the United States, principally in Beijing and Hong Kong. As a result, you may not be able to:

•	effect service of process upon those persons within the United States; or

•	enforce against those persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the United States.

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

Our main domestic competitors in China are Digital China, Linkage, Neusoft, and Wholewise. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, who are establishing more active presences in the IT services market for China’s telecommunications industry. In addition, top international consulting companies such as PricewaterhouseCoopers, Deloitte Touche Tohmatsu, Ernst & Young, Accenture, and KPMG, have also entered China’s IT services market.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China and investment in the Internet and the telecommunications industry in China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March of 2000. For more information on that litigation, please see the discussion under the heading “Item 1. Legal Proceedings” in Part II of this report. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

We currently have authorized the size of our board of directors to be not less than three nor more than nine directors. The terms of the office of the nine-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date when the person became an interested stockholder unless, subject to exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder; and an “interested stockholder” includes any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of ours.

Our change of control severance agreements with executive officers may discourage a change of control.

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

The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollar into Renminbi.

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended March 31, 2004. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost. As of March 31, 2004, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $24 or decrease our annual interest income by approximately $35,179, respectively.

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

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions to their purchasing shares in our IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management. On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. On October 9, 2002, the court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs’ representatives. On February 19, 2003, the court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the court granted in part and denied in part those motions. As to the claims brought against us under the anti-fraud provisions of the securities laws, the court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the court denied the motion to dismiss such claims as to us and as to substantially all of the other issuer defendants. The court also denied the underwriter defendants’ motion to dismiss in all respects.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the court final settlement documents, and final approval by the court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 2, 2000, our Registration Statement on Form S-1 covering the offering of 5,000,000 shares of our common stock (No.333-93199) was declared effective. The underwriters in the offering exercised an over-allotment option to purchase an additional 750,000 shares of our common stock. The total price to the public for the shares offered and sold was $138,000,000. The net proceeds of the offering (after deducting expenses) was approximately $126,610,000. The net proceeds have been used for general corporate purposes, including working capital, and expenses such as research and development and sales and marketing, as well as acquisition or investment in complementary businesses or products. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above. None of the net proceeds of the offering have been paid directly or indirectly to our directors, officers or their associates, to persons owning ten percent or more of our common stock, or to our affiliates.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

We held our Annual Meeting of Shareholders on April 19, 2004. For more information on the following proposals, please refer to our definitive proxy statement dated March 15, 2004, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

DIRECTOR	FOR	WITHHELD
Xingsheng Zhang	35,526,352	1,828,983
Ying Wu	36,754,790	600,545
Tao Long	36,647,577	707,758

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

For	37,045,516
Against	305,571
Abstain	4,248

Total	37,355,335

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Please see the Exhibit Index attached hereto.

(b)	Reports on form 8-K

We furnished a Current Report on Form 8-K on March 29, 2004 relating to a breakdown of tax services fees paid by us to Deloitte Touche Tohmatsu during the fiscal year ended December 31, 2004, and a Current Report on Form 8-K on April 21, 2004 relating to our quarterly earnings announcement for the quarter ended March 31, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 10, 2004	By:	/s/ Ying Han

	Name:	Ying Han
	Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBITS INDEX

Exhibit Number	Description Exhibits

2.1	Share Purchase Agreement for the acquisition of Bonson Information Technology Holdings Limited***

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**

3.5	By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000**

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*

10.1	2002 Stock Option Plan, approved and adopted as of April 18, 2003****

10.2	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999*

10.3	Agreement for the Establishment of a Limited Liability Company (Guangdong Wangying Communications Technology Company Limited) and Capital Contribution**

10.4	Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003*****

10.5	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003*****

10.6	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*****

10.7	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*****

10.8	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003*****

10.9	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003*****

10.10	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004

10.11	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004

10.12	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Wang Chao dated April 1, 2004

10.13	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Wang Chao dated April 1, 2004

10.14	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Qi Jian dated April 1, 2004

10.15	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Qi Jian dated April 1, 2004

11.1	Statement regarding computation of per share earnings (included in note 11 to condensed consolidated financial statements)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).

**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

***	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.

****	Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.

*****	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.