Form 10-Q
period 2004-06-30
ASIAINFO HOLDINGS INC
filed 2004-08-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of August 5, 2004 was 45,457,716

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US Dollars thousands, except per share amounts)

	Three months Ended June 30,		Six months Ended June 30,
	2003	2004	2003	2004
Revenues:
Software products and solutions	$6,342	$9,329	$13,515	$19,001
Network service	5,669	6,082	10,269	10,545
Third party hardware	14,893	7,097	33,793	24,943
Total revenues	26,904	22,508	57,577	54,489

Cost of revenues:
Software products and solutions	3,334	4,339	6,407	8,263
Network service	2,220	2,726	4,361	4,576
Third party hardware	14,148	6,742	32,103	23,696

Total cost of revenues	19,702	13,807	42,871	36,535

Gross profit	7,202	8,701	14,706	17,954

Operating expenses:
Sales and marketing (excluding stock-based compensation: 2004: nil; 2003: $15)	2,930	2,982	5,445	5,595
General and administrative (excluding stock-based compensation: 2004: nil; 2003: $20)	2,966	1,514	5,283	3,983
Research and development (excluding stock-based compensation: 2004: nil; 2003: $2)	2,666	2,292	5,211	4,314
Impairment of goodwill and acquired intangible assets	—	—	30,221	—
Amortization of deferred stock compensation	37	—	105	—
Amortization of acquired intangible assets	40	151	87	329

Total operating expenses	8,639	6,939	46,352	14,221

(Loss) income from operations	(1,437)	1,762	(31,646)	3,733

Other income (expense):
Interest income:	366	563	820	915
Interest expense	(1)	—	(2)	—
Other expense, net	(31)	1	(31)	(20)

Total other income, net	334	564	787	895

(Loss) income before income taxes, minority interests and equity in loss of affiliates	(1,103)	2,326	(30,859)	4,628
Income tax (benefit) expense	(134)	293	(958)	581

(Loss) income before minority interests	(969)	2,033	(29,901)	4,047
Minority interests	(12)	—	(12)	—
Equity in loss of affiliate	(72)	(4)	(187)	(42)

Net (loss) income	$(1,053)	$2,029	$(30,100)	$4,005

Net (loss) income per share:
Basic	$(0.02)	$0.04	$(0.68)	$0.09

Diluted	$(0.02)	$0.04	$(0.68)	$0.08

Shares used in computation:
Basic	44,261,401	45,404,422	44,234,013	45,352,850
Diluted	44,261,401	46,905,096	44,234,013	47,129,904

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except per share amounts)

	December 31, 2003 (1)	June 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,395	$126,978
Restricted cash	14,827	15,501
Short-term investments	13,218	12,426
Notes receivable	3,832	424
Accounts receivable (net of allowances of $3,095 and $2,470 December 31, 2003 and June 30, 2004 respectively)	51,923	62,823
Inventories	3,235	1,446
Other receivables	8,528	2,207
Deferred income taxes - current	1,842	1,842
Prepaid expenses and other current assets	2,680	3,578

Total current assets	219,480	227,225
Property and equipment-net	2,348	2,184
Goodwill	15,368	15,368
Other acquired intangible assets-net	2,341	2,046
Investment in affiliate	331	288
Deferred income taxes	154	156

Total Assets	$240,022	$247,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$60	$—
Notes payable	2,609	5,645
Accounts payable	13,945	10,378
Accrued expenses	12,822	14,083
Deferred revenue	11,738	12,743
Accrued employee benefits	5,971	6,950
Other payables	2,776	2,172
Other taxes payables	2,212	1,642
Income taxes payables	1,232	1,838

Total current liabilities	53,365	55,451

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and outstanding: 2004: 45,423,438; 2003: 45,112,278	451	454
Additional paid-in capital	205,154	206,308
Accumulated (deficit) Retained earnings	(19,009)	(15,004)
Accumulated other comprehensive income	61	58

Total stockholders’ equity	186,657	191,816

Total Liabilities and Stockholders’ Equity	$240,022	$247,267

(1)	December 31, 2003 balances were obtained from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands, except per share amounts)

	Six Months Ended June 30,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(30,100)	$4,005
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,103	757
Amortization of other acquired intangible assets	87	329
Impairment of goodwill and acquired intangible assets	30,221	—
Amortization of deferred stock compensation	105	—
Deferred income taxes	208	(2)
Minority interest in loss of consolidated subsidiaries	12	—
Equity in loss of an affiliate	187	42
Loss on disposal of property and equipment	32	13
Bad debt expense	1,139	(625)
Stocks issued for services and others	179	—
Changes in operating assets and liabilities, net of effects of business acquired:
Restricted cash	(1,597)	(674)
Notes receivable	(2,132)	3,409
Accounts receivable	(21,803)	(10,309)
Inventories	6,224	1,788
Other receivables	1,232	6,321
Prepaid expenses and other current assets	(357)	(897)
Notes payable	460	3,036
Accounts payable	7,594	(3,567)
Other payables	(450)	335
Deferred revenue	1,842	1,004
Accrued employee benefits	441	979
Other accrued expenses	(2,014)	1,262
Income taxes payable	(1,795)	607
Other taxes payable	(1,208)	(570)

Net cash (used in) provided by operating activities	(10,390)	7,243

Cash flows from investing activities:
Decrease (increase) in short-term investments	(47)	792
Purchases of property and equipment	(295)	(613)
Purchases of business	(205)	(939)
Proceeds on disposal of property, plant, and equipment	—	6

Net cash used in investing activities	(547)	(754)

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) — (CONTINUED)

(In US Dollars thousands, except per share amounts)

	Six Months Ended June 30,
	2003	2004
	(unaudited)
Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	33	1,157
Distribution to minority shareholder of consolidated subsidiaries	(427)	—

Net cash (used in) provided by financing activities	(394)	1,097

Net increase in cash and cash equivalents:	(11,331)	7,586
Cash and cash equivalents at beginning of period	115,153	119,395
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)

Cash and cash equivalents at end of period	$103,819	$126,978

Supplemental cash flow information:
Cash paid during the period:
Income tax	481	174

Interest	—	—

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

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION

AsiaInfo Holdings, Inc. (the “Company”) is incorporated in the State of Delaware, in the United States of America (the “US”). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“China” or the “PRC”), and Bonson Information Technology Holdings Limited, (“Bonson”) (100% owned), incorporated in the Cayman Islands.

The Company and its subsidiaries are leading providers of network and software solutions in China. The software products and solutions and network services of the Company enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries.

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

All adjustments necessary for a fair presentation of the unaudited results of operations for the six months ended June 30, 2003 and 2004 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

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

Revenue from software products and solutions includes the benefit of the rebate of value added taxes on sales of software received from the Chinese tax authorities as part of the PRC government’s policy of encouragement of software development in the PRC. The rebate was $355 and $805 for the three months ended June 30, 2003 and 2004, respectively, and $848 and $1,410 for the six months ended June 30, 2003 and 2004, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $31,927 at December 31, 2003 and $23,629 at June 30, 2004. Billings in excess of revenues recognized are recorded as deferred income. Billings are rendered based on agreed milestones included in the contracts with customers.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION - CONTINUED

At December 31, 2003 and June 30, 2004, the balance of trade accounts receivable of $19,996 and $39,194, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on June 30, 2004 was US$1.00=RMB8.2766. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Six Months Ended June 30, 2003 and 2004

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

In November 2002, the FASB issued Interpretation Number (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002 and have been adopted in the financial statements. The initial recognition and initial measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31,2002. The adoption of the recognition and initial measurement requirements of FIN No. 45 did not have a material impact on the Company’s financial position, cash flows or results of operations.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION - CONTINUED

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and on the determination of when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 was applicable for periods ended December 15, 2003. In December 2003, the FASB issued FIN 46R which defers the implementation date to the end of the first reporting period after March 15, 2004 unless the Company has a special purpose entity in which case the provisions must be applied for fiscal years ended December 31, 2003. The Company established a special purpose entity in June 2004. Therefore, it will adopt the provisions of FIN 46 in December 2004.

The special purpose entity was established by the Company for the purpose of engaging in the value-added telecommunications services business in the PRC. PRC regulations restrict direct foreign ownership of such businesses in the PRC. In order to comply with these regulations, while allowing foreign indirect participation, the Company entered into various contractual agreements with certain individuals to set-up a domestic company, Beijing Star VATS Technologies, Inc. (“Star VATS”), with a registered capital of approximately US$2.4 million, to conduct the value-added telecommunications services business in the PRC. The Company owns all the equitable interests in, and effectively controls, Star VATS through these agreements. As of June 30, 2004, Star VATS was inactive.

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

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available for sale and consist principally of certificates of deposit issued by major financial institutions which have maturities of between 6 and 24 months. As there are no significant market price movements for such investments, they are held at cost and accrued interest. There were no realized or unrealized gains or losses as of June 30, 2004.

4. NOTES RECEIVABLE

At December 31, 2003 and June 30, 2004, the balances of notes receivable of $3,832 and $424, respectively, represented bank acceptance drafts that are non-interest bearing and due within six months.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended June 30,
	2003	2004
Net (loss) income	$(1,053)	$2,029
Change in cumulative translation adjustment	(8)	—

Comprehensive income (loss)	$(1,061)	$2,029

	Six Months Ended June 30,
	2003	2004
Net (loss) income	$(30,100)	$4,005
Change in cumulative translation adjustment	(4)	(3)

Comprehensive income (loss)	$(30,104)	$4,002

6. SHORT-TERM BANK LOANS

As of December 31, 2003 and June 30, 2004, the Company had total short-term credit facilities for working capital purposes totalling $40,450 and $28,458, respectively, expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of December 31, 2003 and June 30, 2004. At December 31, 2003, unused short-term credit facilities were $28,759 and used facilities totalled $11,781. The used facilities were used for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $827 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2003. At June 30, 2004, unused short-term credit facilities were $16,372 and used facilities totaled $12,086. The used facilities were used for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,501 were used for issuing guarantees as of June 30, 2004. Bank deposits pledged as security for these credit facilities totaled $14,827 and $15,501 as of December 31, 2003 and June 30, 2004, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2003 and June 30, 2004, the Company had short-term borrowings of an amount in renminbi equivalent to $60 and nil respectively, bearing an interest rate of 4.8% and secured by certain assets of the Company.

7. NOTES PAYABLE

At December 31, 2003 and June 30, 2004, the balances of notes payable of $2,609 and $5,645, respectively, represented commercial notes of $945 and $1,114, and bank acceptance drafts of $1,664 and $4,531, respectively, that are non-interest bearing and due within six months.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

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

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes, minority interests and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2003	2004
US federal rate	(35)%	35%
Difference between statutory rate and foreign effective tax rate	25	(35)
Non-deductible goodwill and intangible expenses	8	—
Benefit of stock option deduction related to cheap stock expenses	(3)	—
Increase in valuation allowance	2	12.5
Other	—	—

	(3)%	12.5%

9. CAPITAL STOCK

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Outstanding options weighted average exercise price per share
Outstanding, January 1, 2004:	9,657,883	$7.37
Granted	94,700	8.20
Cancelled	(434,134)	10.94
Exercised	(273,260)	3.69

Outstanding, March 31, 2004	9,045,189	$7.31

Granted	1,600,950	5.44
Cancelled	(201,044)	9.41
Exercised	(37,900)	3.96

Outstanding, June 30, 2004	10,407,195	$7.00

The exercise price of all options granted during the three months and the six months ended June 30, 2004 was equal to the fair market value of the Company’s common stock on the dates of grant.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

10. ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

	Three Months Ended June 30,
	2003	2004
Net (loss) income as reported	$(1,053)	$2,029
Add: Stock-based compensation included in reported net income (loss)	37	—
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(4,817)	(1,685)

Pro forma net loss	$(5,833)	$344

Basic and diluted net income (loss) per share:	$(0.02)	$0.04
Pro forma net income (loss) per common share	$(0.13)	$0.01

	Six Months Ended June 30,
	2003	2004
Net (loss) income as reported	$(30,100)	$4,005
Add: Stock-based compensation included in reported net income (loss)	105	—
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(10,904)	(3,472)

Pro forma net loss	$(40,899)	$533

Basic net income (loss) per share:	$(0.68)	$0.09
Diluted net income (loss) per share:	$(0.68)	$0.08

Pro forma net income (loss) per common share	$(0.92)	$0.01

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

11. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,
	2003	2004
Net income (numerator):
Net income (loss)
Basic and diluted	$(1,053)	$2,029

Shares (denominator):
Weighted average
Common Stock Outstanding	44,261,401	45,404,422

Basic	44,261,401	45,404,422
Options (Treasury Method)	—	1,500,674

Diluted	44,261,401	46,905,096

Net income (loss) per share:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

	Six Months Ended June 30,
	2003	2004
Net income (numerator):
Net income (loss)
Basic and diluted	$(30,100)	$4,005

Shares (denominator):
Weighted average
Common Stock Outstanding	44,234,013	45,352,850

Basic	44,234,013	45,352,850
Options (Treasury Method)	—	1,777,054

Diluted	44,234,013	47,129,904

Net income (loss) per share:
Basic	$(0.68)	$0.09

Diluted	$(0.68)	$0.08

As of June 30, 2003, the Company had 9,904,084 options outstanding that could have potentially diluted earnings per share (“EPS”) in the future, but which were excluded in the computation of diluted EPS in these periods, as their effect would have been antidilutive due to the net loss reported in these periods.

As of June 30, 2004, the Company had 10,407,195 options outstanding that could have potentially diluted EPS in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

12. ACQUISITION

On October 20, 2003 (the “date of acquisition”), the Company acquired certain human resources management and business intelligence assets from Pacific Software (China) Limited (“Pacific”), a software solutions company, in exchange for cash of $4,180 and 349,315 shares of the Company’s common stock valued at $2,550. There is an additional contingent payment which is payable by the Company in the third quarter of 2004 upon attaining certain terms and conditions on or before July 31, 2004. The amount of such payment has not yet been finalized. The value of the shares issued was determined based on the average market price of the Company’s common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced. This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition.

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

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

12. ACQUISITION - CONTINUED

The following unaudited pro forma information summarizes the results of operations for the three months and six months ended June 30, 2003 and 2004 of the Company and Pacific. It has been prepared on the assumption that the acquisitions occurred at the beginning of that period. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Three Months Ended June 30,
	2003	2004
Total revenue	$26,904	$22,508
Net (loss) income	(1,204)	2,029
Net (loss) income per share
- Basic	$(0.03)	$0.04
- Diluted	$(0.03)	$0.04
Shares used in calculation of net (loss) income per share
- Basic	44,610,716	45,404,422
- Diluted	44,610,716	46,905,096

	Six Months Ended June 30,
	2003	2004
Total revenue	$57,577	$54,489
Net (loss) income	(30,404)	4,005
Net (loss) income per share
- Basic	$(0.68)	$0.09
- Diluted	$(0.68)	$0.08
Shares used in calculation of net (loss) income per share
- Basic	44,583,328	45,352,850
- Diluted	44,583,328	47,129,904

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

Six Months Ended June 30, 2003 and 2004

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

Six Months Ended June 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

14. COMMITMENTS AND CONTINGENCIES - CONTINUED

Acquisition

On July 27, 2004, the Company signed a definitive agreement with the Lenovo Group to acquire Lenovo’s non-telecom related IT services business in a stock transaction valued at approximately US$36.3 million (RMB300 million). The consideration for the acquisition is expected to be paid in two parts. At closing, the Company will pay the Lenovo Group shares of the Company valued at US$4.8 million (RMB40 million), based on the prevailing market price at that time. We will also issue a zero coupon, mandatory convertible note for US$31.5 million (RMB260 million), which will be convertible into shares of the Company at any time during the twelve months after closing at our option at the prevailing market price at the time of conversion. Lenovo may also be entitled to an earn-out payment following the first anniversary of the closing, depending on the level of operating income achieved by the acquired business during the first year following the closing. We expect the transaction to close late in the third quarter or early in the fourth quarter of 2004. The transaction is subject to customary closing conditions and our completion of satisfactory due diligence.

Warranty Costs

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the 6 months ended June 30, 2004 were as follows:

Balance at beginning of period	$2,060
Current period provision	213
Payments	17

Balance, end of period	$2,256

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

Overview

We are a leading provider of high-quality software and solutions in China. We provide total customer solutions to some of China’s largest companies, as well as small- and medium-sized companies, and help our customers to increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and services and network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom.

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

We believe that there are opportunities for us to expand into new business areas and to continue to grow our business both organically and through acquisitions. On December 4, 2003, we completed our acquisition of certain HRM and BI assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. The acquisition has helped us to expand into the HRM and BI software markets, and has exposed us to customers in other industries, outside of our traditional telecommunications customer base. On July 27, 2004, we signed a definitive agreement with Lenovo Group Limited to acquire its non-telecommunications related information technology services business in a stock transaction valued at approximately $36.3 million. We believe this acquisition will greatly expand our current enterprise offering and will allow us to provide security products and services, management consulting, as well as e-HRM and business intelligence, e-government and financial solutions to Chinese enterprises in industries beyond our traditional telecommunications customer base. We also anticipate that this acquisition will create significant cross-selling synergies for our products and services across a range of vertical industries, including manufacturing, financial services and the government sector.

Reliance on key telecommunications customers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. Sales to China Telecom and its subsidiaries amounted to approximately 9%, 21% and 31% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 38%, 22% and 45% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately

13%, 6% and 9% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Mobile and its subsidiaries amounted to approximately 38%, 42% and 10% of total revenues in 2003, 2002 and 2001, respectively. The sum of our top five receivable balances represented 96% and 95% of the total receivable balances for the years ended December 31, 2003 and 2002, respectively. We have expanded our customer base recently through the acquisition of an HRM and BI software business with customers in sectors such as transportation and energy and expect to continue to expand our customer base with our acquisition of Lenovo’s IT Services business, which we anticipate will close late in the third quarter or early in the fourth quarter of 2004. However, our operating results are still dependent on our large customers in the telecommunications sector, and the loss of any of those customers could have a material adverse impact on us.

As a result of our reliance on these key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. For the first five months of the year, carrier spending was under 30% of total estimated capital expenditure for the year, according to China’s Ministry of Information Industry, or MII. Although we expect to see a higher level of spending for the second half of the year, uncertainty in the telecommunication industry, combined with the Chinese government’s recent increased measures to control economic growth, has contributed and will continue to contribute to cautious spending by our telecommunications customers and could lead to the delay of many large telecommunications spending projects.

Impact of goodwill impairments. In connection with our acquisition of Bonson Information Technology Holdings Limited in February 2002, we paid the former shareholders of that company $32.76 million (net of acquisition costs) in cash and 1,031,686 shares of our common stock (which were valued at approximately $18 million at the time the acquisition was announced). During the first quarter of 2003, we completed an annual impairment test as required by Statement of Financial Accounting Standard (“SFAS”) No.142 and recorded a non-cash impairment charge of $29.84 million relating to the goodwill and acquired intangible assets attributable to our acquisition of Bonson. We do not presently anticipate any further impairment charges in connection with our acquisition of Bonson, however, any future deterioration of market conditions or other changes may require us to record additional impairment charges in the future, which would impact our net income (loss). In December 2003, we conducted an impairment test in connection with our investment in Intrinsic Technology Holdings, Inc., in which we hold a minority stake, and recorded a charge of $2.2 million. In July 2004, Intrinsic was placed into liquidation proceedings. We expect that our share of the liquidation proceeds will be in excess of our investment in Intrinsic which was approximately $288,000 as of June 30, 2004 after the charge of $2.2 million in December 2003. Therefore, we believe goodwill impairment will not be applicable to our investment in Intrinsic in future periods.

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

Revenues

To provide a clearer breakdown of our revenues, we have recently begun reporting our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, network service revenue and third party hardware revenue.

Software products and solutions revenue. We typically sell our software as part of total solutions for our customers, which include proprietary software licences, professional services related to the design and implementation of the total solution such as consulting, training, technical support and maintenance and, in cases where the customer requests a turn-key solution, related hardware. We do not sell any software products without these related implementation services. Software products and solutions revenue include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products as well as third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, an updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

Network service revenue. Network service revenue consists of revenue from services for network planning, design, systems integration and training.

Third party hardware revenue. Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for and sell hardware to our customers as part of our total solutions strategy. We minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. We believe that as the telecommunications-related market in China develops our customers will increasingly purchase hardware directly from hardware vendors and hire us for our professional services.

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

	SIX MONTHS ENDED JUNE 30,		YEAR ENDED DECEMBER 31,
	2004	2003	2003	2002
	(amounts in thousands of US$)
Software products and solutions revenue	19,001	13,515	31,488	33,013
Network service revenue	$10,545	$10,269	22,892	28,745
Third party hardware revenue	1,247	1,690	3,090	2,975

Total revenues net of hardware costs	30,793	25,474	57,470	64,733
Total hardware costs	23,696	32,103	58,704	56,533

Total revenues	54,489	57,577	116,174	121,266

The information on revenues net of hardware costs in the above table is a “non-GAAP financial measure” within the meaning of Item 10 of Regulation S-K under the Securities Exchange Act of 1934, as amended. We have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenues. We believe that the presentation of this non-GAAP measure provides useful information for investors regarding our regular financial performance because total revenues net of hardware costs more accurately reflect the core of our business, which is the provision of software solutions and services. We believe such measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and development of our business. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of the customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business. We evaluate the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, bear credit risk and have the right to select suppliers. The presentation of this additional information is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

Cost of Revenues

Software products and solutions costs. Software products and solutions costs consist primarily of three components:

•	packaging and written manual expenses for our proprietary software products and solutions;

•	compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and solutions and in providing consultation, training and support services; and

•	software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings.

The costs associated with designing and modifying our proprietary software are classified as research and development expenses as incurred.

Network service costs. Network service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing projects and hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

Third party hardware costs. Third party hardware costs consist primarily of hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.

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

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

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

The unified Chinese corporate income tax laws for domestic enterprises and FIEs will likely take effect in 2005. It is anticipated that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years. We expect our effective income tax rate to be within the range of 13% to 15% for the full year of 2004, absent extraordinary regulatory changes in China.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to Renminbi in order to address concerns regarding a possible increase in the relative value of the Renminbi.

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

Revenue recognition. We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project as required under SOP 81-1. With respect to software products and solutions, revenue from customer orders requiring significant production, modifications, or customizations of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded. We do not sell any software products without related implementation services. In cases where the customer requires additional software licenses, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. Revenue arising from such extension agreements is also recognized under SOP 81-1. We recognize network service revenue (which is charged on a fixed price basis) based on the percentage of completion of the project as required under SOP 81-1. We use labor costs and direct project expenses to determine the state of completion. We recognize third party hardware revenue upon delivery of the hardware to the customer. Since a large part of the cost of certain projects often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue and inventory level to fluctuate significantly. However, those fluctuations do not significantly affect our gross profits because third party hardware revenue generally approximate the costs of the hardware. Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. If we do not have a sufficient basis to measure progress toward completion, revenue will be recognized upon completion. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management’s estimates and those differences could be material to the consolidated financial statements. Historically, our estimates for costs and gross margins have not differed significantly from actual costs and gross margins. However, any material deviation of such costs and gross margins from our estimates would impact our future operating results.

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

Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated future.

Goodwill. Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. Prior to 2002, goodwill was amortized using a straight-line method over its economic life of five years. Accumulated amortization recorded through December 31, 2001 was $2,971,000. The latest goodwill impairment tests were performed in the first and second quarters of 2003 for our acquisitions of Bonson Information Technology Holdings, Ltd., and Zhejiang AsiaInfo Dekang Telecommunications Technology, Inc., respectively. Subsequently, we decided to change the date of our annual goodwill impairment test and perform all goodwill impairment tests in the fourth quarter of each year. The change did not have a material impact on our financial position, results of operations or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES. Total revenues were $22.5 million and $54.5 million, respectively, in the three-and six-month periods ended June 30, 2004, representing decreases of 16% and 5%, respectively, against the comparable periods in 2003 and a 30% decrease compared the previous quarter. These decreases were primarily due to reduced the level of hardware revenue, which is consistent with our strategy to reduce hardware passthrough to our customers. Revenues net of third party hardware costs were $15.8 million and $30.8 million, respectively, in the three-and six-month periods ended June 30, 2004, representing a 24% increase and 21% increase, respectively, against the comparable periods in 2003 and a 5% increase against the previous quarter. Software products and solutions revenues were $9.3 million and $19 million, respectively, in the three-and six-month periods ended June 30, 2004, representing increases of 47% and 41%, respectively, over the comparable periods in 2003 and a 4% decrease over the previous quarter. The 47% year-over-year increase was primarily attributable to revenue from OSS solutions projects. The 4% decrease over the previous quarter was due to slower order performance in the previous quarter which impacted software products and solutions revenue for the second quarter. Network service revenues were $6.1 million and

$10.5 million, respectively, in the three-and six-month periods ended June 30, 2004, representing increases of 7% and 3%, respectively, over the comparable periods in 2003 and a 36% increase over the previous quarter. These increases were primarily attributable to network service revenues associated with the OSS projects that were completed this quarter. Third party hardware revenues were $7.1 million and $24.9 million, respectively, in the three-and six month periods ended June 30, 2004, representing decreases of 52% and 26%, respectively, against the comparable periods in 2003 and a 60% decrease over the previous quarter. These decreases were attributable to our strategy to focus more of our resources on growing our network service and software products and solutions businesses and reduce hardware passthrough.

Net revenue from our HRM and BI unit, which we acquired in December 2003, accounted for approximately 3% of our net revenue in the quarter ended June 30, 2004.

COST OF REVENUES. Our cost of gross revenues decreased 30% to $13.8 million and 15% to $36.5 million, respectively, in the three-and six-month periods ended June 30, 2004 as compared to the comparable periods in 2003. These decreases in cost of gross revenue were attributable to our strategy to reduce hardware passthrough.

GROSS PROFIT. Our gross profit was $8.7 million and $18 million, respectively, in the three-and six-month periods ended June 30, 2004, representing increases of 21% and 22%, respectively, against comparable periods in 2003, but a decrease of 6% from the previous quarter. The 6% decrease was primarily due to costs associated with the recruitment of over 100 service engineers from Wholewise Science & Technology Co., Ltd., one of our former competitors in the China Unicom market. Gross profit as a percentage of gross revenues, or gross margin, increased to 39% and 33%, respectively, in the three-and six-month periods ended June 30, 2004, as compared to 27% and 26%, respectively, in the comparable periods of 2002 and 29% in the previous quarter. These increases were attributable to our strategy to reduce hardware passthrough. Gross profit as a percentage of net revenues increased to 55% and 58%, respectively, in the three-and six-month periods ended June 30, 2004, as compared to 56% and 58%, respectively, in comparable periods in 2003.

OPERATING EXPENSES. Total operating expenses decreased 20% and 69%, respectively, to $6.9 million and $14.2 million, in the three-and six-month periods ended June 30, 2004, from $8.6 million and $46.4 million, respectively, in the comparable periods in 2003. The decrease in the second quarter was primarily due to reduced general and administrative expenses caused by a bad debt collection of approximately $1 million.

Sales and marketing expenses increased 2% and 3%, respectively to $3 million and $5.6 million, in the three-and six-month periods ended June 30, 2004, in line with the increase in our revenues.

Research and development expenses decreased 14% and 17%, respectively, to $2.3 million and $4.3 million, in the three-and six- month periods ended June 30, 2004, against the comparable periods in 2003, due to efficiencies resulting from our consolidation of previously separate research and development departments.

General and administrative expenses decreased 49% and 25%, respectively, to $1.5 million and $4 million, in the three-and six-month periods ended June 30, 2004, against the comparable periods in 2003, primarily due a bad debt collection of approximately $1 million in the second quarter.

INCOME (LOSS) FROM OPERATIONS. Our operating income was $1.8 million and $3.7 million, respectively, in the three-and six-month periods ended June 30, 2004, as compared to an operating loss of $1.4 million and $31.6 million in the comparable periods in 2003. The loss in the first six months of 2003 was due primarily to the one-time, non-cash impairment charge of $30.2 million for goodwill and acquired intangible assets attributable to our acquisitions of Bonson and the minority interest in Marsec Holdings, Inc.

OTHER INCOME (EXPENSE). Other income and expenses, consisting primarily of net interest income and expense, increased from income of approximately $0.3 million and $0.8 million, respectively, in the three-and six-month periods ended June 30, 2003 to $0.6 million and $0.9 million, respectively, in the same periods in 2004, primarily due to the increase in investment yields and our new investments in money market funds.

NET INCOME (LOSS). We recorded net income of $2.0 million, or $0.04 basic income per share, for the quarter ended June 30, 2004, compared to a net loss in the comparable period in 2003 of $1.1 million or $0.02 basic income per share. We expect net revenue for the third quarter of 2004 to be between $13 to $14 million, or approximately $0.01 per basic share.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. See “Factors Affecting our Operating Results and our Common Stock - Our working capital requirements may increase significantly.” We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2004 was $62.8 million, consisting of $39.2 million in billed receivables and $23.6 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the second quarter, our days sales outstanding were 208 days, as compared to 185 days at the end of the first quarter of 2004. Our billed receivables were 130 days sales outstanding and our unbilled receivables were 78 days sales outstanding. The higher day sales outstanding were caused by slower collections from certain network solution projects for which 10% to 20% of the total contract payments (including the cost of the hardware equipment) was withheld until final project acceptance. As of the end of the second quarter, our accounts payable balance decreased 42% as compared to the previous quarter end. This decrease was attributable to our strategy to reduce hardware passthrough.

As of June 30, 2004, we had total short-term credit facilities for working capital purposes totaling $28.5 million, expiring by December 2005, which were secured by bank deposits of $14 million. $12.1 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.5 million were used for issuing guarantees. Bank deposits pledged as security for these guarantees and short-term credit facilities totaled $15.5 million as of June 30, 2004, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $154.9 million, of which $12.4 million was in short term investments and $15.5 million was in restricted cash. Restricted cash consisted of $14 million used to secure our $28.5 million credit facility, $1.1 million pledged as security for issuing standby letter of credits and $0.4 million held by Bonson and pledged as security for guarantees, and $127 million of which was in cash and cash equivalents. Our short-term investments feature fixed income, liquidity and low risk. The cash equivalents include investments in cash management accounts to enhance our interest income.

We had net operating cash inflow of $5.2 million in second quarter of 2004, compared to $2.7 million in the previous quarter, primarily attributable to increased collection of accounts receivables. Our inventory position at the end of the quarter was approximately $1.4 million, representing a 62% decrease over the previous quarter’s $3.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

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

We have not yet adopted the following recently issued accounting pronouncement because it is not yet applicable in part or in total; however, we do not expect its adoption to have a material effect on our financial position, cash flows or results of operations.

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

On December 11, 2001, in an effort to increase the efficiency of telecommunications service providers through competition, the State Council of China announced that it would split China Telecom geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the State Council’s plan, the northern division of China Telecom has merged with China Netcom and Jitong Communication, and has been renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division operates under the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects have decreased over the past several quarters, adversely affecting our backlog and our net revenue. Although we expect that the restructuring will have a positive impact on growth in the telecommunications industry in China in the long term, continued delays in capital expenditure projects could continue to negatively affect our growth in the near-term. In addition, similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. China Mobile accounted for 38% of our revenues in 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Our recent acquisition of the human resources management and business intelligence assets of Pacific Software, as well as our recently announced agreement to acquire Lenovo’s IT services business, are part of our strategy to further diversify our business and, therefore, gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

A large part of the contract amount of our projects usually relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be overly relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

In February of 2002, as a key component of our business and growth strategy, we acquired Bonson, a leading provider of operation support system solutions in China. On December 4, 2003, we completed our acquisition of certain human resources management and business intelligence assets valued at approximately $9 million from Pacific Software (China) Limited, a privately held, medium-sized software solutions company based in Hong Kong, and from its affiliate, New Century Pacific Software (Beijing) Limited, a wholly-foreign-owned enterprise based in Beijing, China. On July 27, 2004, we entered into a definitive agreement with Lenovo Group Limited to acquire its IT services business in a transaction that expected to close later this year. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash and dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

Effective January 1, 2002, we adopted SFAS No. 142, which requires us, among other things, to review goodwill and intangible assets for impairment annually. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

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

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our revenues in 2003 by disrupting travel throughout China and causing serious delays in service delivery to our customers. The outbreak also interrupted our collection efforts, causing accounts receivable and days sales outstanding to increase. Although the spread of SARS in China appears to have been contained and our business activities resumed normal operations throughout the third and fourth quarters of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Since January 5, 2004, a small number of new SARS cases have been reported in China. Any worsening of the SARS epidemic could have an adverse impact on our business.

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

We customarily provide our customers with one to three year warranties, under which we agree to maintain installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts do not have disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which in turn could materially and adversely affect us.

We sell our services on a fixed-price, fixed-time basis, which exposes us to risks associated with cost overruns and delays.

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

Our future operating results will depend, to a significant extent, upon our ability to enhance our existing products and services and to introduce new products and services to meet the requirements of our customers in a rapidly developing and evolving market. For example, we continually develop new services and software products and solutions for our customers. If we do not enhance our existing products and services or introduce new successful products and services in a timely manner, our products and services may become obsolete, and our revenues and operating results may suffer. Moreover, unexpected technical, operational, distribution or other problems could delay or prevent the introduction of any products or services that we may plan to introduce in the future. We cannot be sure that any of these products and services will achieve widespread market acceptance or generate incremental revenues.

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

Our main domestic competitors in China include local systems integration and IT services firms, including Digital China, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, who are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as PricewaterhouseCoopers, Deloitte Touche Tohmatsu, Ernst & Young, Accenture, and KPMG, have also entered China’s IT services market.

In the human resources management and business intelligence software sector, our competitors include large international information technology companies such as SAP, Oracle, IBM and PeopleSoft, as well as domestic players such as UFSoft and Kingdee.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

Recently, the Chinese government’s increased measures to control economic growth have contributed and will continue to contribute to cautious spending by our telecommunications customers. Such measures may also result in the delay of certain large telecommunications-related projects, which could have a material adverse effect on our business.

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

Recently, we have entered into change of control severance agreements with several of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of either a covered termination (as defined therein) or a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and provisions of medical benefits and housing allowance. The potential obligations to pay the executive officers the above amounts may discourage a potential acquiror from effecting a change of control.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended June 30, 2004. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost. As of June 30, 2004, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $24 or decrease our annual interest income by approximately $91,500, respectively.

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

The net proceeds have been used for general corporate purposes, including working capital, and expenses such as research and development and sales and marketing, as well as acquisition or investment in complementary businesses or products. The remaining net proceeds from the offering have been invested in cash, cash equivalents, and short-term investments. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus contained in the Registration Statement on Form S-1 described above. None of the net proceeds of the offering have been paid directly or indirectly to our directors, officers or their associates, to persons owning ten percent or more of our common stock, or to our affiliates.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on form 8-K

We furnished a Current Report on Form 8-K on July 28, 2004 with respect to our quarterly earnings announcement for the quarter ended June 30, 2004 and our press release relating to the acquisition of Lenovo Group’s IT services business.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: August 9, 2004	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description Exhibits

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**

3.5	By-Laws of AsiaInfo Holdings, Inc., dated December 19, 2000**

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*

10.1	2002 Stock Option Plan, approved and adopted as of April 18, 2003****

10.2	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999*

10.3	Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January *****

10.4	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003*****

10.5	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*****

10.6	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*****

10.7	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003*****

10.8	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and James Li dated May 30, 2003*****

10.9	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004******

10.10	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004******

10.11	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Wang Chao dated April 1, 2004******

10.12	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Wang Chao dated April 1, 2004******

10.13	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Qi Jian dated April 1, 2004******

10.14	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Qi Jian dated April 1, 2004******

10.15	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004 (filed herewith)

11.1	Statement regarding computation of per share earnings (included in note 11 to condensed consolidated financial statements)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2002.
****	Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.
*****	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
******	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.