Form 10-Q
period 2004-09-30
ASIAINFO HOLDINGS INC
filed 2004-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of November 5, 2004 was 46,462,100

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In US Dollars thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
Software products and solutions	$8,441	$9,614	$21,956	$28,615
Network service	6,759	4,304	17,028	14,849
Third party hardware	12,784	6,088	46,577	31,031

Total revenues	27,984	20,006	85,561	74,495

Cost of revenues:
Software products and solutions	4,098	4,536	10,505	12,799
Network service	1,745	1,328	6,106	5,904
Third party hardware	12,145	5,784	44,248	29,480

Total cost of revenues	17,988	11,648	60,859	48,183

Gross profit	9,996	8,358	24,702	26,312

Operating expenses:
Sales and marketing	2,820	3,092	8,265	8,687
General and administrative	3,116	2,413	8,399	6,396
Research and development	2,037	2,279	7,248	6,593
Impairment of goodwill and acquired intangible assets	—	—	30,221	—
Amortization of deferred stock compensation	—	—	105	—
Amortization of acquired intangible assets	41	151	128	480

Total operating expenses	8,014	7,935	54,366	22,156

Income (loss) from operations	1,982	423	(29,664)	4,156

Other income
Interest income	362	674	1,182	1,589
Interest expense	—	—	(2)	—
Gain from disposal of investment	—	4,018	—	4,018
Other expenses, net	(1)	—	(32)	(20)

Total other income, net	361	4,692	1,148	5,587

Income (loss) before income taxes, minority interests and equity in loss of affiliates	2,343	5,115	(28,516)	9,743
Income tax expense (benefit)	—	137	(958)	718

Income (loss) before minority interests	2,343	4,978	(27,558)	9,025
Minority interests	—	—	(12)	—
Equity in loss of affiliate	(94)	—	(281)	(42)

Net income (loss)	$2,249	$4,978	$(27,851)	$8,983

Net income (loss) per share:
Basic	$0.05	$0.11	$(0.63)	$0.20

Diluted	$0.05	$0.11	$(0.63)	$0.19

Shares used in computation:
Basic	44,521,025	45,426,451	44,329,684	45,377,384
Diluted	46,971,126	46,705,356	44,329,684	46,988,388

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except per share amounts)

	December 31, 2003 (1)	September 30, 2004
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,395	$131,284
Restricted cash	14,827	15,453
Short-term investments	13,218	14,624
Notes receivable	3,832	1,824
Accounts receivable (net of allowances of $3,095 and $2,878 as of December 31, 2003 and September 30, 2004 respectively)	51,923	59,383
Inventories	3,235	3,672
Other receivables	8,528	2,397
Deferred income taxes – current	1,842	1,715
Prepaid expenses and other current assets	2,680	3,664

Total current assets	219,480	234,016
Property and equipment-net	2,348	1,987
Goodwill	15,368	14,782
Other acquired intangible assets-net	2,341	1,896
Investment in affiliate	331	—
Deferred income taxes	154	394

Total Assets	$240,022	$253,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$60	$—
Notes payable	2,609	3,807
Accounts payable	13,945	12,777
Accrued expenses	12,822	13,559
Deferred revenue	11,738	12,965
Accrued employee benefits	5,971	7,032
Other payables	2,776	2,152
Other taxes payables	2,212	2,100
Income taxes payables	1,232	1,857

Total current liabilities	53,365	56,249

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued and outstanding: 2004: 45,431,424; 2003: 45,112,278	451	454
Additional paid-in capital	205,154	206,340
Accumulated deficit	(19,009)	(10,026)
Accumulated other comprehensive income	61	58

Total stockholders’ equity	186,657	196,826

Total Liabilities and Stockholders’ Equity	$240,022	$253,075

(1)	December 31, 2003 balances were obtained from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands, except per share amounts)

	Nine Months Ended September 30,
	2003	2004
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(27,851)	$8,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,551	1,092
Amortization of other acquired intangible assets	128	480
Impairment of goodwill and acquired intangible assets	30,221	—
Amortization of deferred stock compensation	105	—
Deferred income taxes	181	(113)
Minority interest in loss of consolidated subsidiaries	12	—
Equity in loss of an affiliate	281	42
Loss on disposal of property and equipment	24	18
Bad debt expense	2,155	(217)
Stocks issued for services and others	179	—
Gain from disposal of investment	—	(4,018)
Changes in operating assets and liabilities, net of effects of business acquired:
Restricted cash	(1,616)	(626)
Notes receivable	(2,712)	2,008
Accounts receivable	(8,722)	(7,278)
Inventories	7,399	(437)
Other receivables	(4,056)	6,131
Prepaid expenses and other current assets	(23)	(984)
Notes payable	1,670	1,198
Accounts payable	4,546	(1,168)
Accrued expenses	(2,121)	737
Deferred revenue	2,492	1,227
Accrued employee benefits	1,635	1,061
Other payables	(1,084)	315
Other taxes payable	(1,400)	(112)
Income taxes payable	(1,796)	625

Net cash provided by operating activities	1,198	8,964

Cash flows from investing activities:
Decrease (increase) in short-term investments	(59)	1,286
Purchases of property and equipment	(351)	(755)
Purchases of business	(205)	(354)
Proceeds on disposal of property, plant, and equipment	19	7
Proceeds from affiliate	—	1,615

Net cash (used in) provided by investing activities	(596)	1,799

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)—(CONTINUED)

(In US Dollars thousands, except per share amounts)

	Nine Months Ended September 30,
	2003	2004
	(unaudited)
Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	1,022	1,189
Distribution to minority shareholder of consolidated subsidiaries	(427)	—

Net cash provided by financing activities	595	1,129

Net increase in cash and cash equivalents:	1,197	11,892
Cash and cash equivalents at beginning of period	115,153	119,395
Effect of exchange rate changes on cash and cash equivalents	1	(3)

Cash and cash equivalents at end of period	$116,351	$131,284

Supplemental cash flow information:
Cash paid during the period:
Income tax	481	406

Interest	—	—

Non-cash investing activity:

In December 2003, the Company acquired certain assets from Pacific Software (China) Limited (“Pacific”) for cash of $4,180 (of which $266 represented acquisition costs) and the issuance of 349,315 shares of common stock with a fair market value of approximately $2,550 at the time the acquisition was announced. Of the cash amount, $3,006 and $939 was paid in December 2003 and in the first quarter of 2004, respectively. A refund of contingent payments of $585 was received from Pacific in the third quarter of 2004. In connection with the acquisition, the Company acquired tangible assets and intangible assets with a fair value of $93 and $2,355, respectively.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company’s share of earnings (losses) of these companies is included in the accompanying condensed statement of operations.

All adjustments necessary for a fair presentation of the unaudited results of operations for the nine months ended September 30, 2003 and 2004 are included in the accompanying condensed financial statements. All such adjustments are of a normal and recurring nature. The results of operations for the periods are not necessarily indicative of the results of operations for the full year. The financial statements are unaudited.

The Company’s revenues are derived from the procurement of hardware on behalf of customers, software license fees, and professional services for systems design, planning, consulting, and system integration, and is recognized based on the percentage of completion method. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded.

Revenue from software products and solutions includes the benefit of the rebate of valued added taxes on sales of software received from the Chinese tax authorities as part of the PRC government’s policy of encouragement of software development in the PRC. The rebate was $499 and $352 for the three months ended September 30, 2003 and 2004, respectively, and $1,347 and $1,762 for the nine months ended September 30, 2003 and 2004, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, net of allowances, amounted to $31,927 at December 31, 2003 and $21,029 at September 30, 2004. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION - CONTINUED

At December 31, 2003 and September 30, 2004, the balance of trade accounts receivable, net of allowances, amounted to $19,996 and $38,354, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on September 30, 2004 was US$1.00=RMB8.2766. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and on the determination of when and which business enterprise should consolidate the VIEs. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) lack one or more characteristics deemed essential to a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 was applicable for periods ended after December 15, 2003. In December 2003, the FASB issued FIN 46R which defers the implementation date to the end of the first reporting period after March 15, 2004 unless the Company has a variable interest entity in which case the provisions must be applied for fiscal years ended December 31, 2003. The Company has adopted the provisions of FIN 46(R) in June 2004 and consolidated its variable interest entity, Beijing Star VATS Technologies, Inc. since its incorporation.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

1. GENERAL AND BASIS OF PREPARATION - CONTINUED

The variable interest entity was established by the Company for the purpose of engaging in the value-added telecommunications services business in the PRC in June 2004. PRC regulations restrict direct foreign ownership of such businesses in the PRC. In order to comply with these regulations, while allowing foreign indirect participation, the Company entered into various contractual agreements with certain individuals to set-up a domestic company, Beijing Star VATS Technologies, Inc. (“Star VATS”), with a registered capital of approximately US$2.4 million, to conduct the value-added telecommunications services business in the PRC. The Company owns all the beneficial interests in, and effectively controls, Star VATS through these agreements. As of September 30, 2004, the Company has consolidated the results of Star VATS and Star VATS was inactive during the period ended.

Reclassifications – Certain comparative figures have been reclassified to conform with current year’s presentation.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of certificates of deposit and marketable securities. Certificates of deposit are issued by major financial institutions which have maturities of between 6 and 12 months.

The marketable securities were received in September 2004 as a result of the liquidation of the Company’s affiliate, Intrinsic Technology (Holdings), Ltd. (“Intrinsic”). Total consideration received from the liquidation of Intrinsic includes $1,615 in cash and 3,262,770 shares of Linktone Ltd. (“Linktone”) valued at $2,746, which resulted in a gain from disposal of investment in affiliate of $4,018. The Linktone shares are carried at fair market value, and the unrealized gain or loss from the change in market values is included in accumulated other comprehensive income. There was no material change in the market value of Linktone shares held by the Company through September 30, 2004.

4. NOTES RECEIVABLE

At December 31, 2003 and September 30, 2004, the balances of notes receivable of $3,832 and $1,824, respectively, represented bank acceptance drafts of $3,832 and $323, and commercial acceptance notes of nil and $1,501, respectively, that are non-interest bearing and due within six months.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended September 30,
	2003,	2004
Net income	$2,249	$4,978
Change in cumulative translation adjustment	2	—

Comprehensive income	$2,251	$4,978

	Nine Months Ended September 30,
	2003,	2004
Net (loss) income	$(27,851)	$8,983
Change in cumulative translation adjustment	(1)	(3)

Comprehensive (loss) income	$(27,852)	$8,980

6. SHORT-TERM BANK LOANS

As of December 31, 2003 and September 30, 2004, the Company had total short-term banking facilities for working capital purposes totaling $40,540 and $38,123, expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of December 31, 2003 and September 30, 2004. At December 31, 2003, unused short-term credit facilities were $28,759 and used facilities totalled $11,781. The used facilities were used for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $827 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2003. At September 30, 2004, unused short-term credit facilities were $31,615 and used facilities totaled $6,508. The used facilities were used for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,453 were used for issuing standby letters of credit and back acceptance drafts as of September 30, 2004. Bank deposits pledged as security for these credit facilities totaled $14,827 and $15,453 as of December 31, 2003 and September 30, 2004, respectively, and are presented as restricted cash in the consolidated balance sheets.

In addition, as of December 31, 2003, the Company had short-term borrowings of $60, bearing an interest rate of 4.8% and secured by certain assets of the Company. As of September 30, 2004, the Company had no short-term borrowings outstanding.

7. NOTES PAYABLE

At December 31, 2003 and September 30, 2004, the balances of notes payable of $2,609 and $3,807, respectively, represented commercial notes of $945 and $1,329, and bank acceptance drafts of $1,664 and $2,478, respectively, that are non-interest bearing and due within six months.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

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

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes, minority interests and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2003	2004
US federal rate	(35)%	35%
Difference between statutory rate and foreign effective tax rate	24	(35)
Non-deductible goodwill and intangible expenses	8	—
Benefit of stock option deduction related to cheap stock expenses	(3)	—
Increase in valuation allowance	3	7

	(3)%	7%

9. CAPITAL STOCK

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Outstanding options weighted average exercise price per share
Outstanding, January 1, 2004:	9,657,883	$7.37
Granted	94,700	8.20
Cancelled	(434,134)	10.94
Exercised	(273,260)	3.69

Outstanding, March 31, 2004	9,045,189	$7.31

Granted	1,600,950	5.44
Cancelled	(201,044)	9.41
Exercised	(37,900)	3.96

Outstanding, June 30, 2004	10,407,195	$7.00

Granted	95,000	4.49
Cancelled	(261,742)	7.38
Exercised	(7,986)	3.99

Outstanding, September 30, 2004	10,232,467	$6.97

The exercise price of all options granted during the three months and the nine months ended September 30, 2004 was equal to the fair market value of the Company’s common stock on the dates of grant.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

10. ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement No. 123 had been applied:

	Three Months Ended September 30,
	2003	2004
Net income as reported	$2,249	$4,978
Add: Stock-based compensation included in reported net income	—	—
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(2,508)	(1,847)

Pro forma net (loss) income	$(259)	$3,131

Net income per share as reported

Basic	$0.05	$0.11

Diluted	$0.05	$0.11

Pro forma net (loss) income per share

Basic	$(0.01)	$0.07

Diluted	$(0.01)	$0.07

	Nine Months Ended September 30,
	2003	2004
Net (loss) income as reported	$(27,851)	$8,983
Add: Stock-based compensation included in reported net income	105	—
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(13,411)	(5,319)

Pro forma net (loss) income	$(41,157)	$3,664

Net (loss) income per share as reported

Basic	$(0.63)	$0.20

Diluted	$(0.63)	$0.19

Pro forma net (loss) income per share

Basic	$(0.93)	$0.08

Diluted	$(0.93)	$0.08

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

11. NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,
	2003	2004
Net income (numerator):
Net income
Basic and diluted	$2,249	$4,978

Shares (denominator):
Weighted average
Common Stock Outstanding	44,521,025	45,426,451

Basic	44,521,025	45,426,451
Options (Treasury Method)	2,450,101	1,278,905

Diluted	46,971,126	46,705,356

Net income per share:
Basic	$0.05	$0.11

Diluted	$0.05	$0.11

	Nine Months Ended September 30,
	2003	2004
Net income (numerator):
Net (loss) income
Basic and diluted	$(27,851)	$8,983

Shares (denominator):
Weighted average
Common Stock Outstanding	44,329,684	45,377,384

Basic	44,329,684	45,377,384
Options (Treasury Method)	—	1,611,004

Diluted	44,329,684	46,988,388

Net (loss) income per share:
Basic	$(0.63)	$0.20

Diluted	$(0.63)	$0.19

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

11. NET INCOME (LOSS) PER SHARE - CONTINUED

As of September 30, 2003, the Company had 10,175,362 options outstanding that could have potentially diluted earnings per share (“EPS”) in the future, but which were excluded in the computation of diluted EPS in these periods, as their effect would have been antidilutive due to the net loss reported in these periods.

As of September 30, 2004, the Company had 6,025,973 options outstanding that could have potentially diluted EPS in the future, but which were excluded in the computation of diluted EPS in these periods, as their exercise prices were above the average market values in such periods.

12. ACQUISITION

On October 20, 2003 (the “date of acquisition”), the Company acquired certain human resources management and business intelligence assets from Pacific Software (China) Limited (“Pacific”), a software solutions company, in exchange for cash of $4,180 and 349,315 shares of the Company’s common stock valued at $2,550. The value of the shares issued was determined based on the average market price of the Company’s common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced. There was an additional contingent payment which amount has been indeterminable at date of acquisition and is payable by the Company in the third quarter of 2004 upon Pacific’s attaining certain terms and conditions on or before July 31, 2004. During the three-month period ended September 30, 2004, $585 was released by Pacific from the escrow account established for the contingent consideration, which reduced the goodwill recognized by $585 as of September 30, 2004.

This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition.

The aggregate purchase price of $6,145, net of refund of contingent payment, has been allocated as follows:

		Economic Life
Current assets	$58
Equipment	35
Completed technology	1,945	5 years
Contract backlog	326	2 years
Trade mark	60	2 years
Customer list	24	5 years
In-process technology	169	None
Goodwill	3,528	Indefinite

Total	$6,145

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

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

12. ACQUISITION - CONTINUED

The following unaudited pro forma information summarizes the results of operations for the three months and nine months ended September 30, 2003 and 2004 of the Company and Pacific. It has been prepared on the assumption that the acquisition occurred on January 1, 2003. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2003, nor is it indicative of future operating results:

	Three Months Ended September 30,
	2003	2004
Total revenue	$27,984	$20,006
Net income	2,098	4,978
Net income per share
- Basic	$0.05	$0.11
- Diluted	$0.04	$0.11
Shares used in calculation of net income per share
- Basic	44,870,340	45,426,451
- Diluted	47,320,441	46,705,356

	Nine Months Ended September 30,
	2003	2004
Total revenue	$85,561	$74,495
Net (loss) income	(28,306)	8,983
Net (loss) income per share
- Basic	$(0.63)	$0.20
- Diluted	$(0.63)	$0.19
Shares used in calculation of (loss) net income per share
- Basic	44,678,999	45,377,384
- Diluted	44,678,999	46,988,388

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three and Nine Months Ended September 30, 2003 and 2004

(In US dollars thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES - CONTINUED

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

Changes in the product warranty accrual for the 9 months ended September 30, 2004 were as follows:

Balance at beginning of period	$2,060
Current period provision	389
Payments	(53)

Balance, end of period	$2,396

14. SUBSEQUENT EVENTS

On October 19, 2004, the Company closed the acquisition of the Lenovo Group Limited’s (“Lenovo”) non-telecom related IT services business in a transaction valued at US$ 36.3 million (RMB 300 million). A new division of AsiaInfo Holdings, Inc., Lenovo-AsiaInfo Technologies, Inc., has been formed from the combination of the assets acquired and AsiaInfo’s enterprise information solutions (EIS) business unit. The consideration for the acquisition is paid in two parts. On October 20, 2004, the Company paid the Lenovo shares of the Company valued at US$ 4.8 million (RMB 40 million). The value of the shares issued was determined based on the average market price of the Company’s common shares over the 10-day period before the closing date, October 19, 2004. On October 19, 2004, the Company entered into a forward contract with a subsidiary of Lenovo to deliver shares of the Company with a market value of approximately US$31.5 million (RMB 260 million) at any time during the twelve months after closing, at the Company’s option. Lenovo may also be entitled to an earn-out payment following the first anniversary of the closing, depending on the level of operating income achieved by the acquired business during the first year following the closing.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading “Certain Risks That May Affect Our Operating Results and Our Common Stock.”

Overview

We are a leading provider of high-quality software and customer solutions in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and services, and our network services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, China Mobile Communications Corporation, or China Mobile, and China United Telecommunications Corporation, or China Unicom. In addition to providing software and customer solutions to China’s telecom carriers, we also offer a wide range of enterprise solutions, including security products and services, management consulting, e-HR and business intelligence, e-government and financial solutions to small, medium and large sized Chinese enterprises, across multiple vertical industries.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, including AsiaInfo Technologies (China), Inc., or AsiaInfo Technologies, and AsiaInfo Management Software, Inc., or AsiaInfo Management, which are both Chinese companies.

We believe that there are opportunities for us to expand into new business areas and to continue to grow our business both organically and through acquisitions. On July 27, 2004, we signed a definitive agreement with Lenovo Group Limited to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $36.3 million. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo Technologies, under which we will operate the acquired assets, along with our enterprise information solutions business unit. We believe this acquisition will greatly expand our current enterprise offerings and will allow us to provide security products and services, management consulting, as well as e-HR and business intelligence, e-government and financial solutions to Chinese enterprises in industries beyond our traditional telecommunications customer base. We also anticipate that this acquisition will create significant cross-selling synergies for our products and services across a range of vertical industries, including manufacturing, financial services and the government sector. In the fourth quarter of 2004, the new Lenovo-AsiaInfo division is expected to generate approximately $7 million revenues, representing more than 30% of our total expected net revenues for the quarter.

Reliance on key telecommunications customers. We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. Sales to China Telecom and its subsidiaries amounted to approximately 9%, 21% and 31% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 38%, 22% and 45% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately 13%, 6% and 9% of total revenues in 2003, 2002 and 2001, respectively. Sales to China Mobile and its subsidiaries amounted to approximately 38%, 42% and 10% of total revenues in 2003, 2002 and 2001, respectively. The sum of our top five receivable balances represented 96% and 95% of the total receivable balances for the years ended December 31, 2003 and 2002, respectively. We have expanded our customer base recently through the acquisition of an e-HR and business intelligence software business with customers in sectors such as transportation and energy and expect to continue to expand our customer base with our acquisition of Lenovo’s IT Services business. However, our operating results are still dependent on our large customers in the telecommunications sector, and the loss of any of those customers could have a material adverse impact on us.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Ongoing uncertainty in the telecommunication industry, combined with the Chinese government’s measures to control the over-heating of the Chinese economy, has contributed and will continue to contribute to cautious spending by our telecommunications customers and could lead to the delay of many large telecommunications spending projects.

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

In December 2003, we conducted an impairment test in connection with our investment in Intrinsic Technology (Holdings) Limited, in which we hold a minority stake, and recorded a charge of $2.2 million. In this quarter, we received a distribution from Intrinsic consisting of cash and shares of Linktone Ltd. (Nasdaq: LTON). The distribution resulted in an investment gain of $4.0 million for this quarter because the distribution exceeded the carried value of our investment in Intrinsic, which had been written down to zero as of September 30, 2004.

Revenues

To provide a clearer breakdown of our revenues, we have recently begun reporting our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, network service revenue and third party hardware revenue.

Software products and solutions revenue. We typically sell our software as part of total solutions for our customers, which include proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. We do not sell any software products without these related implementation services. Software products and solutions revenue include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products as well as third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, an updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

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

Net revenues. Although we report our revenues on a gross basis, inclusive of hardware acquisition costs that are passed through to our customers, we manage our business internally based on revenues net of hardware costs, or net revenues, which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenues as against prior periods, but will not adversely impact revenues net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues to our total revenues:

	Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2003	2002
	(amounts in thousands of dollars)
Software products and solutions revenue	$28,615	$21,956	$31,488	$33,013
Network service revenue	14,849	17,028	22,892	28,745
Third party hardware revenue (net of hardware costs)	1,551	2,329	3,090	2,975

Total net revenues	$45,015	$41,313	$57,470	$64,733
Hardware costs	29,480	44,248	58,704	56,533

Total revenues	$74,495	$85,561	$116,174	$121,266

The information on revenues net of hardware costs, or net revenues, in the above table is a “non-GAAP financial measure” within the meaning of Item 10 of Regulation S-K under the Securities Exchange Act of 1934, as amended. We have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenues. We believe that the presentation of this non-GAAP measure provides useful information for investors regarding our regular financial performance because total revenues net of hardware costs more accurately reflect the core of our business, which is the provision of software solutions and services. We believe such measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and development of our business. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business. We have evaluated the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate under GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, bear credit risk and have the right to select suppliers. The presentation above of additional information on revenues net of hardware costs is not meant to be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP.

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

Network service costs. Network service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing projects, as well as hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We typically obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

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

The unified Chinese corporate income tax laws for domestic enterprises and FIEs will likely take effect in 2005. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years. We expect our effective income tax rate to be within the range of 13% to 15% for the full year of 2004, absent extraordinary regulatory changes in China.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. In addition, companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010.

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

Revenue recognition. We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project as required under SOP 81-1. With respect to software products and solutions, revenue from customer orders requiring significant production, modifications, or customizations of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded. We do not sell any software products without related implementation services. In cases where the customer requires additional software licenses, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. Revenue arising from such extension agreements is also recognized under SOP 81-1. We recognize network service revenue (which is charged on a fixed price basis) based on the percentage of completion of the project as required under SOP 81-1. We use labor costs and direct project expenses to determine the state of completion. We recognize third party hardware revenue upon delivery of the hardware to the customer. Since a large part of the cost of certain projects often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue and inventory level to fluctuate significantly. However, those fluctuations do not significantly affect our gross profits because third party hardware revenue generally approximates the costs of the hardware.

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

Impairment of long-lived assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated future value.

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

Consolidated Results of Operations

Revenues. Total revenues were $20 million and $74.5 million, respectively, in the three-and nine-month periods ended September 30, 2004, representing decreases of 29% and 13%, respectively, against the comparable periods in 2003, and an 11% decrease compared with the previous quarter. These decreases were primarily due to lower network service revenues, as well as lower hardware passthrough revenue, as we continue to focus our business on software and services.

Revenues net of third party hardware costs were $14.2 million and $45 million, respectively, in the three-and nine-month periods ended September 30, 2004, representing a 10% decrease and a 9% increase, respectively, against the comparable periods in 2003 and a 10% decrease against the previous quarter. The decreases in net revenues during the third quarter resulted primarily from lower network service revenue.

Software products and solutions revenues were $9.6 million and $28.6 million, respectively, in the three-and nine-month periods ended September 30, 2004, representing increases of 14% and 30%, respectively, over the comparable periods in 2003 and a 3% increase over the previous quarter. These increases reflect our strategy to focus on our software solutions business.

Network service revenues were $4.3 million and $14.8 million, respectively, in the three-and nine-month periods ended September 30, 2004, representing decreases of 36% and 13%, respectively, against the comparable periods in 2003 and a 29% decrease against the previous quarter. The decreases were due to cautious spending on network construction by our key customers in the telecommunications industry.

Third party hardware revenues were $6.1 million and $31 million, respectively, in the three-and nine month periods ended September 30, 2004, representing decreases of 52% and 33%, respectively, against the comparable periods in 2003 and a 14% decrease over the previous quarter. These decreases were attributable to our strategy to focus more of our resources on growing our software products and solutions businesses and reduce hardware passthrough.

Net revenue from our e-HR and business intelligence unit, which we acquired in December 2003, accounted for approximately 2% of our net revenue in the quarter ended September 30, 2004. Going forward, our e-HR and business intelligence business unit will be integrated into our new Lenovo-AsiaInfo division,which will include the IT services business we acquired from Lenovo Group Limited.

Cost of Revenues. Our cost of gross revenues decreased 35% to $11.6 million and 21% to $48.2 million, respectively, in the three-and nine-month periods ended September 30, 2004, against the comparable periods in 2003. These decreases in cost of gross revenue were attributable to our strategy to reduce hardware passthrough.

Gross Profit. Our gross profit was $8.4 million and $26.3 million, respectively, in the three-and nine-month periods ended September 30, 2004, representing decreases of 16% and an increase of 7%, respectively, against comparable periods in 2003, and a decrease of 4% against the previous quarter. These decreases were primarily due to lower revenues and the absorption of employees, including software engineers and sales personnel, from our former telecom software competitor, Wholewise. Gross profit as a percentage of gross revenues, or gross margin, increased to 42% and 35%, respectively, in the three-and nine-month periods ended September 30, 2004, as compared to 36% and 29%, respectively, in the comparable periods of 2003 and 39% in the previous quarter. These increases were attributable to our strategy of reducing hardware passthrough, which provides a relatively low gross margin. Gross profit as a percentage of net revenues decreased to 59% and 58%, respectively, in the three-and nine-month periods ended September 30, 2004, as compared to 63% and 60%, respectively, in comparable periods in 2003.

Operating Expenses. Total operating expenses decreased 1% and 59%, respectively, to $7.9 million and $22.2 million, in the three-and nine-month periods ended September 30, 2004, from $8 million and $54.4 million, respectively, against the comparable periods in 2003. The 59% decrease in total operating expenses in the nine-month period ended September 30, 2004 was primarily attributable to the $30 million goodwill impairment charge we recognized during the comparable period in 2003.

Sales and marketing expenses increased 10% and 5%, respectively, to $3.1 million and $8.7 million, in the three-and nine-month periods ended September 30, 2004, against the comparable periods in 2003.

Research and development expenses increased 12% and decreased 9%, respectively, to $2.3 million and $6.6 million, in the three-and nine- month periods ended September 30, 2004, against the comparable periods in 2003.

General and administrative expenses decreased 23% and 24%, respectively, to $2.4 million and $6.4 million, in the three-and nine-month periods ended September 30, 2004, against the comparable periods in 2003. General and administrative expenses increased 59% compared with the previous quarter. General and administrative expenses in the second quarter were lower than normal due to a bad debt collection of approximately US$1 million. The increase in general and administrative expenses in the third quarter also reflects costs associated with the audit of our internal controls as required under Section 404 of the Sarbenes-Oxley Act of 2002.

Income (Loss) from Operations. Our operating income was $0.4 million and $4.2 million, respectively, in the three-and nine-month periods ended September 30, 2004, as compared to operating income of $2 million and an operating loss of $29.7 million in the comparable periods in 2003. The loss in the first nine months of 2003 was due primarily to the one-time, non-cash impairment charge of $30.2 million for goodwill and acquired intangible assets attributable to our acquisition of Bonson and the minority interest in Marsec Holdings, Inc.

Other Income (Expense). Other income and expenses, consisting primarily of net interest income and expense, increased from income of approximately $0.4 million and $1.1 million, respectively, in the three-and nine-month periods ended September 30, 2003 to $4.7 million and $5.6 million, respectively, in the same periods in 2004. In the third quarter, we received a distribution from Intrinsic Technology (Holdings) Limited consisting of cash and shares of Linktone Ltd. (Nasdaq: LTON), which resulted in an investment gain of $4 million for the quarter.

Net Income (Loss). We recorded net income of $5 million, or $0.11 basic income per share, for the quarter ended September 30, 2004, compared to net income in the comparable period in 2003 of $2.2 million, or $0.05 basic income per share. We expect net revenue for the fourth quarter of 2004 to be approximately $21 million, or approximately $0.01 to $0.02 per basic share.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. See “Certain Risks That May Affect Our Operating Results and Our Common Stock - Our working capital requirements may increase significantly.” We have historically financed our working capital and other financing requirements through careful management of our billing cycle, private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2004 was $59.4 million, consisting of $38.4 million in billed receivables and $21.0 million in unbilled receivables . Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the third quarter, our days sales outstanding were 215 days, as compared to 208 days at the end of the second quarter of 2004. Our billed receivables were 139 days sales outstanding and our unbilled receivables were 76 days sales outstanding. As of the end of the third quarter, our accounts payable balance increased 23% as compared to the previous quarter end.

As of September 30, 2004, we had total short-term credit facilities for working capital purposes totaling $38.1 million, expiring by December 2005, which were secured by bank deposits of $14.0 million. $6.5 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.5 million were used for issuing standby letters of credit. Bank deposits pledged as security for these standby letter of credit and short-term credit facilities totaled $15.5 million as of September 30, 2004, and are presented as restricted cash in our consolidated balance sheets.

We ended the quarter with a cash position of $161.4 million, of which $14.6 million was in short term investments and $15.5 million was in restricted cash. Restricted cash consisted of $14.0 million used to secure our $38.1 million credit facility, $1.5 million pledged as security for issuing standby letter of credits and $131.3 million of which was in cash and cash equivalents. Our short-term investments feature fixed income securities, as well as shares of Linktone Ltd., a Nasdaq-listed company, which we received in September 2004 as a distribution from Intrinsic Technology Holdings. The cash equivalents include investments in cash management accounts to enhance our interest income.

We had net operating cash inflow of $1.7 million in the third quarter of 2004, compared to $5.2 million in the previous quarter, primarily attributable to lower gross revenues and an increase in inventories. Our inventory position at the end of the quarter returned to our historical range at approximately $3.7 million, representing a 164% increase over the previous quarter’s $1.4 million, which was lower than normal.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2004. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of September 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements

Our adoption of the following recently issued accounting pronouncements did not have a material impact on our financial position, cash flows or results of operations. We have reflected all disclosure requirements of these pronouncements in our financial statements.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

•	Financial Accounting Standards Board (“FASB”) Interpretation Number, (FIN) No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others.”

•	Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

•	SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” As allowed by SFAS No. 148, we have elected to continue to utilize the accounting method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

•	SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” for instruments entered into or modified after May 31, 2003.

•	FIN No. 46, “Consolidation of Variable Interest Entities”, applicable December 31, 2004.

We have not yet adopted the following recently issued accounting pronouncements because they are not yet applicable in part or in total:

•	SFAS No. 150, applicable January 1, 2004 for instruments existing at May 31, 2003 and not subsequently modified; we do not expect the adoption of SFAS No. 150 to have a material effect on our financial position, cash flows or results of operations.

•	On October 13, 2004, FASB concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed Statement would eliminate the Company’s ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value based method.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers, such as China Telecom, China Unicom, China Mobile and China Netcom Group. China Mobile accounted for 38% of our revenues in 2003. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Our recent acquisition of the human resources management and business intelligence assets of Pacific Software, as well as our recent acquisition of Lenovo’s IT services business, are part of our strategy to further diversify our business and gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 80 to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 80 to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

We have sustained losses in prior years and may incur slower earnings growth, earnings declines or net losses in the future.

Although we had net income in 2001 and 2002, we sustained net losses in 1999, 2000 and 2003. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

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

On October 19, 2004, we completed our acquisition of the IT services business of Lenovo Group Limited and formed a new division, Lenovo-AsiaInfo, comprised primarily of the acquired assets. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash and dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

PRC laws and regulations currently prohibit foreign-invested companies from engaging in systems, integration businesses involving state secrets, which is part of the non-telecommunications business we acquired from Lenovo Group Limited, or Lenovo Group, on October 19, 2004. Substantial uncertainties exist with respect to our contractual arrangements with Lenovo Computer System and Technology Services Co., Ltd, or Lenovo Computer, and our proposed contractual arrangements with Lenovo Security Technologies, Inc., or Lenovo Security, to engage in such business due to uncertainties regarding the interpretation and application of current or future PRC laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated a special rule, the Management Measure for Qualification of the Computer Information System Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. “State secrets” as defined under the Administration Regulation for the Commercial Code, as promulgated by the State Council of China, include all code technology and code products used in encryption and security authentication for information, irrespective of whether such information belongs to the State.

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. As a result, in connection with our acquisition of Lenovo Group’s IT services business, we will operate the part of that business that constitutes systems integration businesses involving state secrets through affiliated entities in which we do not hold a direct equity interest. We will operate the systems integration businesses involving state secrets initially through Lenovo Computer, and, upon the establishment of and the receipt by Lenovo Security of certain business licenses and qualifications, through Lenovo Security. Lenovo Computer is owned by certain subsidiaries of Lenovo Group. Lenovo Security will be owned by Legend Holdings Limited, or Legend Holdings, and certain of our employees who are PRC citizens. Lenovo Computer conducts, and Lenovo Security will conduct, substantially all of our operations in relation to the systems integration businesses involving state secrets, will generate substantially all of our revenue relating to such business and, will hold or make use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in these operating companies and instead enjoy, and will enjoy, the economic benefits of such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth below in “Item 5. Other Information” in Part II of this Report.

In the opinion of our Chinese legal counsel, T&C Law Firm, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, our current ownership structure of Lenovo Computer, and our proposed ownership structure of Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of the Chinese counsels.

If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer and Lenovo Security may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by our Chinese legal counsel and Chinese legal counsel to Lenovo Group Limited that our contractual arrangements with Lenovo Computer and Lenovo Security are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective in providing control as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In any such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

We may not be able to operate the systems integration businesses involving state secrets once we acquire all of the equity interest in Lenovo Computer and Lenovo Security.

PRC laws and regulations currently prohibit foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. We and our subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. Unless such prohibition is lifted in the future, we will not be able to operate such business after we acquire all of the equity interest in Lenovo Computer and Lenovo Security pursuant to the terms of our contractual arrangements with Lenovo Computer and Lenovo Security and their respective shareholders. The loss of this line of business may materially and adversely affect our business, financial condition and results of operations.

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

We recorded a non-cash impairment charge of $30.2 million as a result of an independent valuation during the first quarter of 2003 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February 2002. In December 2003 we recorded an impairment charge of $2.2 million related to our investment in Intrinsic. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the United States). We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson Information Technology Holdings, Ltd., which we acquired in February, 2002 had never registered copyrights for its software products prior to the acquisition. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

We do not own any patents and have not filed any patent applications for software products, as we do not believe that the benefits of patent protection outweigh the costs of filing and updating patents for our software products. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

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

Our main domestic competitors in China include local systems integration and IT services firms, including Digital China, Huawei, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, who are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as PricewaterhouseCoopers, Deloitte Touche Tohmatsu, Ernst & Young, Accenture, and KPMG, have also entered China’s IT services market.

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

Future sales of shares by existing stockholders could cause the market price of our common stock to fall.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

A small number of stockholders controls us.

A small number of shareholders, including Warburg-Pincus Ventures, and their affiliates, as well as Edward Tian, one of our directors, James Ding, our Chairman, and several of our other directors and officers control approximately 50% of our voting stock. As a result, these stockholders collectively are able to control all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions, such as a sale of our assets and the terms of future equity financings. The combined voting power of our large stockholders could have the effect of delaying or preventing a change in control.

We are subject to anti-takeover provisions that could prevent a change of control and prevent our stockholders from realizing a premium on their common stock.

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

We currently have authorized the size of our board of directors to be not less than three nor more than ten directors. The terms of the office of the ten-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2005. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date when the person became an interested stockholder unless, subject to certain exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder; and an “interested stockholder” includes any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of ours.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended September 30, 2004. Our exposure to interest rates is limited as we do not have variable rate and long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost. As of September 30, 2004, a hypothetical 10% immediate increase or decrease in interest rates would increase our annual interest expense by approximately $24 or decrease our annual interest income by approximately $158,900, respectively.

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

ITEM 5.    OTHER INFORMATION

Beneficial Ownership Structure of Lenovo Computer System and Technology Services Co., Ltd. and Lenovo Security Technologies, Inc.

The following chart provides an outline of this structure:

(1)	Mr. Bing Yu is a director of our company and head of Lenovo-AsiaInfo. He will own 25% of the equity interest in Lenovo Security Technologies, Inc., or Lenovo Security.
(2)	Ms. Zheng Wang is director of investments of our company. She will own 24% of the equity interest in Lenovo Security.
(3)	Legend Holdings Limited, or Legend Holdings, is the parent of Lenovo Group Limited, or Lenovo Group, and will own 51% of the equity interest in Lenovo Security.
(4)	As part of our acquisition of the non-telecommunications related information technology services business of Lenovo Group, Legend Holdings has agreed to establish Lenovo Security with Mr. Bing Yu and Ms. Zheng Wang. The purpose of this structure is to assist us in obtaining certain business licenses and qualifications that are necessary for the operation of the systems integration businesses involving state secrets, which is part of the business acquired from Lenovo Group. Initially we will not have any ownership interest in Lenovo Security. Through Lenovo-AsiaInfo, we will enter into a series of contractual arrangements with Lenovo Security and its shareholders that will provide us with control of Lenovo Security.
(5)	We do not currently have any ownership interest in Lenovo Computer System and Technology Services Co., Ltd., or Lenovo Computer. Through Lenovo-AsiaInfo, we have entered into a series of contractual arrangements with Lenovo Computer and its shareholders providing us with control of Lenovo Computer.

As previously reported in our Form 8-K filed on October 25, 2004, we completed the closing of our acquisition of Lenovo Group Limited’s, or Lenovo Group’s, non-telecommunications related information technology services business on October 19, 2004. In connection with the closing of the acquisition, we and Lenovo Group entered into a supplement to the acquisition agreement dated as of October 1, 2004, which sets forth certain supplemental understandings and agreements regarding the structure of the acquisition and other terms and conditions. Among other things, the supplement sets forth the structure of the acquisition of Lenovo’s IT services business that relates to systems integration involving state secrets. Under the supplement, the parties agreed that Legend Holdings Limited, or Legend Holdings, the parent of Lenovo Group, will establish a subsidiary in China, Lenovo Security Technologies Ltd., or Lenovo Security. Legend Holdings will own 51% of the equity interest in Lenovo Security, and two of our employees who are PRC citizens, Mr. Bing Yu and Ms. Zheng Wang, will hold the remaining equity interest. The purpose of Lenovo Security is to obtain the necessary licenses and qualifications for the systems integration businesses involving state secrets, after which Lenovo Security will be transferred to us (unless it has been transferred earlier, under certain circumstances). Through our wholly-owned subsidiary, Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, we will enter into a series of contractual arrangements with Lenovo Security and its shareholders whereby we will enjoy effective control of Lenovo Security and all of the economic benefit of the operation of Lenovo Security’s business.

This structure was developed in order to comply with the current prohibition under PRC laws and regulations on foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, and to comply with certain licensing requirements with respect to such business. We and our subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. Therefore, we will enter into the following contractual agreements with Lenovo Security and its shareholders to conduct such business in China. The principal terms of these agreements are described below.

Loan Agreements. Lenovo-AsiaInfo will provide a loan to each of Legend Holdings, Mr. Bing Yu and Ms. Zheng Wang to fund their respective contributions to the registered capital of Lenovo Security. Pursuant to the terms of the Equity Transfer Arrangement Agreements, the loans will only be repayable through the transfer by each of Legend Holdings, Mr. Bing Yu and Ms. Zheng Wang of their respective equity interests in Lenovo Security to Lenovo-AsiaInfo.

Power of Attorneys. Each of the Legend Holdings, Mr. Bing Yu and Zheng Wang, will irrevocably appoint Lenovo-AsiaInfo as attorney-in-fact to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any and all of their respective equity interests in Lenovo Security and the appointment of directors and senior management members of Lenovo Security. The term of each of the power of attorneys will be seven years and two months.

Exclusive Business Cooperation Agreement. Lenovo Security will appoint Lenovo-AsiaInfo as its exclusive services provider to provide it with complete business support services and consulting services. The term of this agreement will be ten years. In consideration for our services, Lenovo Security will pay Lenovo-AsiaInfo a consulting and service fee equal to all of its revenue.

Share Pledge Agreements. Each of Legend Holdings, Mr. Bing Yu and Ms. Zheng Wang will pledge all of their respective equity interests in Lenovo Security as security for the payment of the service fee under the exclusive business cooperation agreement. In the event that any of them breaches any of their respective obligations under the exclusive business cooperation agreement, we will be entitled to sell the equity interests held by them and retain the proceeds from such sale or require any of them to transfer their respective equity interests in Lenovo Security to Lenovo-AsiaInfo.

Equity Transfer Arrangement Agreements. Upon the earlier of (1) October 19, 2011, (2) the occurrence of an event of default as set forth in the equity transfer arrangement agreements and (3) the exercise by Lenovo-AsiaInfo of its option to purchase all of the equity interest in Lenovo Security, Lenovo-AsiaInfo will purchase, and each of Legend Holdings, Mr. Bing Yu and Ms. Zheng Wang will sell, all of their respective equity interests in Lenovo Security to Lenovo-AsiaInfo in consideration of the cancellation by Lenovo-AsiaInfo of all outstanding loans made to each of them under their respective loan agreements with Lenovo-AsiaInfo.

During the transition period from the date of closing of the acquisition to the earlier of (1) the date when Lenovo Security has received the Information System Integration Qualification from the Ministry of Information Industry of China (which is a pre-requisite qualification for the operation of the systems integration businesses involving state secrets) and (2) the date when Lenovo-AsiaInfo acquires all of Legend Holdings’ equity interest in Lenovo Security pursuant to the terms of the equity transfer arrangement agreements described above, we intend to operate the system integration businesses involving state secrets through Lenovo Computer. We have entered into similar contractual arrangements with Lenovo Computer to operate such business during this transitional period. The principal terms of these agreements are described below.

Power of Attorneys. Each of the Lenovo Manufacturing Limited, or Lenovo Manufacturing, and Lenovo Bejing Limited, or Lenovo Beijing, has irrevocably appointed Lenovo-AsiaInfo as attorney-in-fact to vote on their behalf on all matters they are entitled to vote on, including matters relating to the transfer of any and all of their respective equity interests in Lenovo Computer and the appointment of directors and senior management members of Lenovo Computer. The term of each of the power of attorneys is seven years and two months.

Exclusive Business Cooperation Agreement. Lenovo Computer has appointed Lenovo-AsiaInfo as its exclusive services provider to provide it with complete business support services and consulting services. The term of this agreement is ten years. In consideration for our services, Lenovo Computer will pay Lenovo-AsiaInfo a consulting and service fee equal to all of its revenue.

Share Pledge Agreements. Each of Lenovo Manufacturing and Lenovo Beijing will pledge all of their respective equity interests in Lenovo Computer as security for the payment of the service fee under the exclusive business cooperation agreement. In the event that any of them breaches any of their respective obligations under the exclusive business cooperation agreement, we will be entitled to sell the equity interests held by them and retain the proceeds from such sale or require any of them to transfer their respective equity interests in Lenovo Computer to Lenovo-AsiaInfo.

Equity Transfer Arrangement Agreements. Upon the earlier of (1) the receipt by Lenovo Security of the Information System Integration Qualification (Level I) from the Ministry of Information Industry of China, which is a pre-requisite qualification for the operation of the system integrations businesses involving state secrets, (2) the purchase by Lenovo-AsiaInfo of all of Legend Holding’s equity interest in Lenovo Security and (3) the occurrence an event of default as set forth in the equity transfer arrangement agreements, Lenovo-AsiaInfo will purchase, and each of Lenovo Manufacturing and Lenovo Beijing will sell, all of their respective equity interests in Lenovo Computer to Lenovo-AsiaInfo for an aggregate consideration of RMB100.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K

We furnished Current Reports on Form 8-K on:

•	August 19, 2004, with respect to the retirement of Alan Bickell from and the appointment of Yungang Lu to our board of directors;

•	September 1, 2004, with respect to the resignation of Michael Zhao from, and the appointment of Davin Mackenzie to our board of directors;

•	October 25, 2004, with respect to the closing of the acquisition of the non-telecommunications related information technology services business from Lenovo Group Limited in a transaction valued at approximately $36.3 million, the appointment of Mr. Bing Yu to our board of directors, and amendments to our by-laws;

•	on October 27, 2004, with respect to our quarterly earnings announcement for the quarter ended September 30, 2004; and

•	on October 28, 2004, with respect to certain Regulation FD disclosure.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: November 9, 2004	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer
(duly authorized officer
and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description Exhibits
3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004(Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004)

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*

10.1	2002 Stock Option Plan, approved and adopted as of April 18, 2003 (Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of stockholders filed on March 21, 2003)

10.15	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004 (Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004)

10.16	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004 (Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004)

10.17	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004 (filed herewith)

10.18	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004 (filed herewith)

10.19	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004 (filed herewith)

10.20	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004 (filed herewith)

10.21	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004 (filed herewith)

10.22	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004 (filed herewith)

10.23	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004 (filed herewith)

10.24	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004 (filed herewith)

10.25	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004 (filed herewith)

10.26	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004 (filed herewith)

10.27	Employment Agreement between AsiaInfo Holdings, Inc. and Bing Yu dated September 9, 2004 (filed herewith)

10.28	Employment Agreement between AsiaInfo Holdings, Inc. and Yue Ma dated October 1, 2004 (filed herewith)

11.1	Statement regarding computation of per share earnings (included in note 11 to condensed consolidated financial statements)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.