Form 10-K
period 2004-12-31
ASIAINFO HOLDINGS INC
filed 2005-03-16
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

or

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

Registrant’s telephone number, including area code +8610 6250 1658

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Based on the closing sale price of the common stock on the Nasdaq National Market System on June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $204,355,050.24.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 46,478,830 at March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under the heading “Factors Affecting Our Operating Results and Our Common Stock,” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc. and its subsidiaries.

PART I

ITEM 1.    Business

Overview

We are a leading provider of high-quality software solutions and information technology (“IT”) services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, and China United Telecommunications Corporation, or China Unicom. In addition to providing software and solutions to China’s telecommunications carriers, we also offer a wide range of enterprise solutions and IT services to small, medium and large sized Chinese enterprises, across multiple vertical industries.

On July 27, 2004, we announced a definitive agreement with China’s largest PC manufacturer, Lenovo Group Limited, or Lenovo, to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $33.6 million, excluding transaction costs. On October 19, 2004, we closed the acquisition and formed a new division, Lenovo-AsiaInfo, under which we have integrated the acquired assets and our former enterprise information solutions business unit. We believe this acquisition will greatly expand our current enterprise offerings and will allow us to provide security products and services, management consulting, IT outsourcing services, as well as industrial application solutions, to Chinese enterprises in industries beyond our traditional telecommunications customer base. We also anticipate that this acquisition will create significant cross-selling opportunities for our products and services across a range of vertical industries, including manufacturing, financial services and the government sector.

As a result of the acquisition, our operations are now organized into two divisions: AsiaInfo Technologies and Lenovo-AsiaInfo. AsiaInfo Technologies encompasses our traditional telecommunications business and provides software and solutions to China’s telecommunications operators. Products and services in this division cover network infrastructure services, including network design, implementation, operation and optimization, customer management and billing solutions, decision support systems, and service applications such as messaging, broadband, wireless and other advanced applications. Lenovo-AsiaInfo provides IT services for the Chinese enterprise market, including information security solutions, IT consulting, software customization, and business process outsourcing services.

Our History

Our company was founded in Dallas, Texas in 1993 by Chinese nationals residing in the United States. We moved our major operations from the United States to China in 1995, and began to conduct the bulk of our business through our various operating subsidiaries, most of which are Chinese companies. We began generating significant hardware pass-through and related services revenues in China in 1996 and significant software revenues in 1998.

After moving our operations to China, we designed and implemented most of the nation’s major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included the high performance, highly fault tolerant software components that we develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of the China market. Because those software products, along with our network integration services, have a broad range of applications for our customers’ businesses, including their fixed-line, wireless and Internet services, our business grew from a pure Internet infrastructure developer to a total communications infrastructure software and services provider.

We have also grown our business in China through various acquisitions. We significantly expanded our presence in the operation support systems (“OSS”) market in February 2002 through our acquisition of Bonson Information Technology Holding Limited. In December 2003 we acquired a human resources management and business intelligence software business from a Hong Kong company, Pacific Software. More recently, we significantly increased our presence in the enterprise IT services and solutions market through our acquisition of Lenovo’s IT services business in October 2004.

Our Corporate Structure

Although our operations are currently organized as two divisions, AsiaInfo Technologies and Lenovo-AsiaInfo, our business is conducted through a number of different operating subsidiaries, most of which are organized under PRC law and directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses we acquired from Lenovo through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of the information security business we acquired as part of Lenovo’s IT services business are restricted to foreign investors. Accordingly, in order to comply with these laws and regulations, at the closing of the acquisition we entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted business. Under accounting principles generally accepted in the United States of America, or U.S. GAAP, Lenovo Security and Lenovo Computer are considered “variable interest entities” and are included in consolidation because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, although we own none of the outstanding equity interests in those companies.

In addition to Lenovo Security and Lenovo Computer, we established another variable interest entity in June 2004 for the purpose of exploring opportunities to engage in the value-added telecommunications services business in the PRC. PRC regulations also restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these regulations, we entered into various contractual arrangements with certain individuals to set-up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. For more information on our contractual arrangements with Lenovo Security and Lenovo Computer, please see the section entitled “Certain Relationships and Related Transactions” contained in our definitive proxy statement with respect to our

2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about the date of this Report. For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security and Lenovo Computer, please see the discussion in Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under the heading “Certain Risks That May Affect Our Operating Results and Our Common Stock.”

The following diagram illustrates the current organizational structure of our company and our material operating subsidiaries and affiliates. This diagram excludes certain legal entities that are wholly owned by us, but which are currently dormant, including Marsec Holdings, Inc., AsiaInfo (Indigo) Ltd., Bonson Information Technology Holdings Limited and Times AsiaInfo Technologies (Beijing), Inc. This diagram also excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operation.

(1)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees, but controlled by our subsidiary, AsiaInfo Technologies (China), Inc., through a series of contractual arrangements.
(2)	Lenovo Computer System and Technology Services Limited is a domestic Chinese company owned by subsidiaries of Lenovo Group Limited, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.
(3)	Lenovo Security Technologies (Beijing), Inc. is a domestic Chinese company owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo Group Limited, and certain of our employees, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.

Industry Background

We operate in China’s software and IT services industry. As substantial proportions of our revenues have been, and are expected to continue to be, derived from customers in China’s telecommunications industry, we believe that developments in China’s telecommunications industry have significant implications for our business. Through recent acquisitions and the formation of our Lenovo-AsiaInfo division, we have gained exposure to customers outside of our traditional telecommunications base. Currently, we sell our products and services to enterprises in various non-telecommunications sectors, including the governmental and financial services sectors.

Telecommunications Market

Approximately 90% of our revenues were derived from the telecommunications sector in 2004, and approximately 70% of our revenues are expected to be derived from the telecommunications sector in 2005. According to China’s Ministry of Information Industry, or MII, in 2004 China’s fixed-line phone subscribers increased by 20.3% to 316 million and wireless phone users increased by approximately 23.7% to 334 million. During 2004, total revenue generated by the telecommunications sector reached approximately $62.71 billion, up 13.2% from the previous year. Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which GDP grew at a rate of 9.3% in 2004 according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Compound Annual Growth Rate
	2001	2002	2003	2004	(2001-2004)
China’s population (in millions)	1,276	1,286	1,292	1,300	0.6%
China’s GDP per capita (RMB)	7,543	7,930	9,030	9,811	8.6%
Fixed-line Telephone
Access lines in service (in millions)	180.4	214.4	263.3	316	21.5%
Penetration rate (1)	14.1%	16.7%	21.2%	24.3%	18.3%
Wireless Telephone
Subscribers (in millions)	144.8	206.6	268.7	334	41.0%
Penetration rate (1)	11.3%	16.1%	20.9%	25.7%	39.9%
Internet
Users (in millions)	33.7	59.1	79.5	95	43.3%
Penetration rate (1)	2.6%	4.6%	6.2%	7.3%	42.4%

(1)	Determined by dividing the number of subscribers or users by the total population of China.
Sources:	Data in respect of China’s population and GDP per capita are derived from information published by the National Statistical Bureau of China; data in respect of mobile subscribers are derived from information published by the Ministry of Information Industry; data in respect of Internet users are derived from information published by China Internet Network Information Center.

By 2006, the MII expects telecommunications service revenues to reach approximately $75.9 billion. The capacity of fixed switching equipment is expected to reach 440 million lines in 2006, while mobile switching capacity is expected to reach 525 million lines. MII predicts that there will be approximately 170 million subscribers of data, multimedia and Internet services, with a penetration rate of 12.9%.

At the end of 2004, there were five major licensed telecommunications operators in China. China Telecom, China Netcom Group, China Unicom and China Railway Communications Corporation, or China Railcom, provide fixed-line services, while China Mobile and China Unicom are licensed to provide wireless services. China Satellite Communications Corporation, or China Satcom, the sixth licensed telecommunications operator in China, has smaller operations and specializes in satellite communications. All six operators are Internet service providers. In terms of total revenue in 2004, China Mobile held 36.9% of the market in China, followed by China Telecom with 30.1% and China Netcom Group with 16.1%. China Unicom ranked fourth with a market share of 14.3% while remaining operators together held the remaining 2.6%, according to MII.

According to MII, overall capital expenditure in the telecommunications sector decreased by 5.3% to $25.3 billion in 2004. We anticipate that the expenditure level in 2005 will be at approximately the same level as 2004.

Enterprise IT Services Market

Through our Lenovo-AsiaInfo division, we provide software solutions and IT services to enterprises in China outside of the telecommunications market. We launched our Lenovo-AsiaInfo division at the beginning of the fourth quarter of 2004, in connection with our acquisition of Lenovo’s IT services business. Approximately 10% of our revenues in 2004 were derived from the non-telecommunications sector, and about 30% of our revenues for 2005 are expected to be derived from this sector. We anticipate that as non-telecommunications customers become increasingly significant contributors to our revenue base, the growth of China’s overall IT services market will influence our results of operation.

According to China Computer World Research, or CCW, an IT industry research firm in China, overall IT spending in China is expected to maintain a compound annual growth rate of 17.1% for the coming five years. The majority of the growth is anticipated from spending on software, which is expected to grow 25.3% annually, and services, which is expected to grow by 24.1% annually.

A significant proportion of overall spending on IT services in China comes from China’s various administrative ministries and other governmental entities. According to CCW, the investment from the government sector in information technology, which accounts for over 20% of overall IT spending in China, will reach $8.4 billion in 2008, compared to $4.9 billion in 2004, representing a compound annual growth rate of 15.2%.

The finance industry, including banks, investment funds, brokerage firms and insurance companies, is another important segment of the IT services market in China. CCW predicts that IT spending from the finance industry will maintain a compound annual growth rate of 7.7% during the coming five years, primarily focusing on system maintenance, IT outsourcing, application software solutions and security solutions. Other contributors to overall enterprise IT spending include the manufacturing industry, in which CCW predicts IT spending of $5.3 billion by 2008, and the power sector, in which CCW predicts IT spending of $3 billion by 2008.

Market Opportunities

We believe that the principal market opportunities presented for our business include the following:

Telecommunications business and operation support systems (BSS/OSS).    We are a leading provider of BSS/OSS systems, which help telecommunications carriers improve their customer relations and operating efficiency. We believe that well-developed BSS/OSS systems for customer relations management will continue to be a key investment focus for telecommunications carriers in China. China Mobile launched its upgraded business operation support system (BOSS 1.5 project) in September 2004 and we expect that most of China’s major telecommunications carriers will restructure their existing technology-oriented and network-based operational support systems in the future.

Network construction, network optimization and network maintenance.    We were responsible for designing and constructing most of China’s commercial Interest backbone for carriers like China Telecom and China Netcom, as well as their provincial subsidiaries. The restructurings of China Telecom and China Netcom and the development of value-added services have brought new requirements for sophisticated functions to be installed on those networks. In particular, the increasing use of broadband presents opportunities for us in the area of network optimization.

Enterprise solutions and IT services.    CCW estimates that overall IT spending in China will grow at a compound annual growth rate of 17.1% in the coming five years, with the majority of growth coming from software, expected to grow 25.3% annually, and services, expected to grow by 24.1% annually. This data suggests that information technology has become an essential factor in the overall strategic planning of China’s large enterprises, and is being rapidly promoted to medium and small sized companies as well. Through our acquisition of Lenovo’s IT services business and the formation of our Lenovo-AsiaInfo division in 2004, we expanded our market reach from our traditional telecommunications customer base, and have significantly increased our presence in the broader enterprise IT services market.

Our Strategy

Our goal is to provide high quality software products and IT services for our customers and help them achieve sustainable development. The key aspects of our strategy include the following:

Strengthening our leading position in China’s telecommunications market.    We hold a leading position in the market for BSS/OSS systems and solutions, which we believe are important for the future development of China’s telecommunications operators. To further strengthen our leading position, and to better support telecommunications operators, in 2003 we introduced our “premium support plan”, through which we build strong partnerships with telecommunications operators to better understand their requirements and provide them with valued products and services. In 2004, we continued to enhance our offerings and services for telecommunications providers, including our release of OpenBOSS version 1.5.

Addressing the enterprise market through Lenovo-AsiaInfo.    In October 2004, we significantly expanded our presence in the enterprise IT services market by acquiring Lenovo’s non-telecommunication related information technology services business, and combining that business with our former enterprise information solutions business unit to form Lenovo-AsiaInfo. The current strategy of Lenovo-AsiaInfo is to develop and expand its IT services businesses in the market for large enterprises in China, and to promote AsiaInfo’s strength in software, technology and services in that market.

Focus on high value information technology professional services.    We focus on providing our customers with high value IT professional services, such as network planning, design and optimization, while outsourcing lower end services, such as hardware installation, whenever efficient. We believe the service components of our solutions will become increasingly important as China’s IT services market becomes more complex. We intend to continue developing our professional services capabilities, which include professional maintenance and support services to our existing customers, as well as IT and related management consulting.

Attract and retain highly qualified personnel.    We intend to continue our strategy to attract and retain the best and most qualified personnel in China’s IT industry. In view of the specific needs of the China market, we target our recruitment effort on Chinese citizens who have information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading company in China.

Our Competitive Strengths

In our eleven years’ history, we have become a leading software solutions and IT services provider in China. The key factors that contribute to our strong competitive position are:

Leading provider of telecom BSS/OSS solutions.    We are a leading provider of operation support systems to telecommunications carriers in China, particularly China Mobile and its provincial affiliates. We developed one of the largest telecommunications customer management systems in the world for Zhejiang Mobile, a subsidiary of China Mobile. Our successful work for China Mobile and its provincial affiliates provides us with a solid position to support other telecommunications operators in their BSS/OSS systems construction.

Leader in Internet related markets.    We have been a leader in designing and implementing China’s Internet infrastructure. We have built first-class Internet backbones and provincial access networks, as well as user management systems and email systems, for China Mobile, China Telecom, China Netcom and China Unicom. We anticipate that the systems we constructed will continue to provide us with a competitive advantage in promoting our software solutions and services to telecommunications carriers.

Large-scale proprietary software.    Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time. The real time feature enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. Most of our software products are scalable to accommodate up to millions of users. This capability allows telecommunications carriers to develop their networks incrementally as their level of business grows, without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allow our customers and third party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead.

Customer-centric and cost-effective project management capability.    Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserving customer loyalty. As such, we remain in close contact with our customers in order to meet their needs and demands during the course of our projects. Through experience and time, we have developed a unique project management system to achieve maximum customer satisfaction in a cost-effective manner. We believe our effective project management system distinguishes us from our competitors in China.

Established customer relationships.    We have close relationships with all of the leading telecommunications service providers in China and have provided our services and products to most of them. Through the acquisition of Lenovo’s IT services business, we have recently acquired an established customer base across multiple non-telecommunications industries. We believe that our in-depth understanding of our customers’ requirements allows us to successfully deliver customized solutions. Moreover, our strong customer service and research and development teams based in China allow us to respond quickly and efficiently to the needs of our customers.

Products and Services

We leverage our core strengths in software and IT services to create product and solutions offerings for leading telecommunications service providers, as well as other major enterprises in China. Our AsiaInfo Technologies division offers a specialized suite of products for the telecommunications industry, while our Lenovo-AsiaInfo division focuses on government agencies, financial institutions and other large, medium and small enterprises.

AsiaInfo Technologies—Software and Solutions for the Telecommunications Market

Through AsiaInfo Technologies, we provide high quality software and solutions to China’s telecommunications operators. Our suite of innovative solutions includes three primary types of products and services: Business and Operation Support Systems, Service Application Solutions and Network Infrastructure Solutions. The products and services we offer to the telecommunications industry include various software product suites, each of which is given the name “Open” because the software installed is designed with open architecture to facilitate further development and customization for specific purposes. We typically integrate a combination of these products, together with our services, into customized solutions to address the individual customer’s needs.

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of business support systems/operating support systems (BSS/OSS) to China’s telecommunications operators. In 2004, sales of our BSS/OSS products and solutions accounted for 62% of our total revenues net of hardware costs. Our core BSS/OSS offerings include customer relationship management (CRM) systems, billing solutions and decision support systems. We have constructed BSS systems for nine of

China Mobile’s 31 provincial subsidiaries and have developed one of the largest telecommunications CRM and billing systems in the world for Zhejiang Mobile. Our specific BSS/OSS product suites include the following:

•	OpenBilling Product Suite. OpenBilling is a flexible, expandable operation support platform for convergent billing solutions for telecommunications operators. OpenBilling supports the business of mobile operators by providing a full line of integrated solutions, including billing, account processing, operations management, customer services, settlements, as well as system monitoring and disaster recovery management. OpenBilling is capable of being developed into full-service business operation support systems based on its core convergent billing function.

•	OpenCRM Product Suite. OpenCRM is a leading customer relationship management, or CRM, solution suite launched by AsiaInfo for Chinese telecommunications operators. OpenCRM is an efficient system for operators to improve customer service quality, customer satisfaction and build strong customer relationships.

•	OpenBI Product Suite. The core of AsiaInfo’s business intelligence, or BI, solution, OpenBI, is a carrier-class operating analysis and decision support system platform. With embedded technology such as data warehousing, online analytical process and data mining, OpenBI enables carriers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions.

•	OpenPRM Product Suite. OpenPRM is a system developed to calculate, manage and reconcile payment for intercarrier network access, including settlement of roaming charges between mobile operators, as well as management of agreements and settlements between operators and their business partners. “PRM” refers to partnership relationship management. The OpenPRM solution also provides support to telecommunications operators in their services to large enterprise customers and high-end individual customers, as well as their relationship management with third-party sales channels.

Network Infrastructure Solutions

Our network infrastructure solutions include network access and backbone infrastructure planning, design and implementation for telecommunications and Internet service providers. These services include technical training for our customers, as well as professional maintenance and support services. In addition, our OpenXpert product suite, offers telecommunications operators an integrated network management system. OpenXpert is able to generate a spectrum of network managerial data so as to enhance overall network management and business operation management. OpenXpert also monitors the application software systems implemented on the network, like billing, business operation, account processing, settlement, operational CRM and analytical CRM.

Service Application Solutions

We design and provide a series of applications software for Internet access, Internet Protocol (“IP”) telephony and virtual private networks (“VPN”) that enable the provision of commercial services to end-users. These applications often involve licensed third party software that we customize or integrate with our proprietary software to provide customized solutions. Specific products include:

•	AsiaInfo Mail Center (“AIMC”). AIMC, our flagship online messaging software is carrier-scale messaging software designed to support electronic mail systems for the full range of email services providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The wireless application protocol, or WAP, and short messaging system, or SMS, functions allow end-users to access emails at any time with a mobile connection.

•	AsiaInfo Spam Patrol (“AISP”). Our self-developed anti-spam software, AISP, offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade, and content filtering.

•	AsiaInfo Anti Virus (“AIAV”). Our AIAV solution scans and clears viruses through Simple Mail Transfer Protocol (SMTP) or Internet Content Adaptation Protocol (ICAP), before emails that carry viruses are downloaded. In addition to incoming emails, AIAV enables the detection and cleanup of viruses for outbound emails, and provide anti-virus functions for Web mails. AIAV is largely based on anti-virus software solutions from third party licensors. Typically, the venders’ anti-virus software serves as an agent, while AsiaInfo develops a software interface to link the email transfer system and the agent. When an email is transferred in the email system, AsiaInfo’s interface routes it to the agent for virus scanning and filtering, and then returns it to the normal transit process.

•	AsiaInfo Net Disk (“AIND”). AIND is a network hard disk product that facilitates internet-based file transfer, sharing and management. In addition, AIND supports other value added functions like data processing of short message folders and synchronization of mobile devices.

•	AsiaInfo Unified Messaging System (“AIUM”). AIUM is an information-exchanging platform for wire, wireless and Internet networks, providing customers with the freedom to choose among e-mail, telephone, facsimile and mobile telephone for sending and receiving text messages.

•	AsiaInfo Internet Short Messaging Gateway (“AIISMG”). AIISMG is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single –point access and provincial roaming within China. AIISMG supports multi-protocols to transport short messages between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), code division multiple assess, or CDMA, personal handy phone system, or PHS, and third generation, or 3G, networks.

Lenovo-AsiaInfo—IT Solutions and Services for Enterprise Customers

Lenovo-AsiaInfo, established from the non-telecom related IT services business we acquired from Lenovo, along with our former enterprise information solutions business unit, provides IT solutions and services for the Chinese enterprise market across a wide range of industries. Lenovo-AsiaInfo currently offers five primary types of products and services: Information Security Solutions, Management and IT Consulting, Finance, Government and Enterprise Solutions, Human Resources Management and Business Intelligence Solutions, and IT Operations Outsourcing.

Information Security Solutions

We believe that there is an increasing demand for network security services and solutions in China, especially localized firewall products. Lenovo-AsiaInfo is meeting this demand with a complete customer offering including high-end security consulting and enterprise quality security solutions. Information security services and solutions have traditionally been an important part of the IT services business we acquired from Lenovo. In the fourth quarter of 2004, which was the first quarter during which we consolidated the acquired assets, revenues from information security solutions represented 17% of our total revenues net of hardware costs. Through ongoing product innovation, Lenovo-AsiaInfo is committed to remaining a leading provider of information security solutions in China.

Because of various regulations applicable to the information security services business in China, particularly as it relates to systems integration involving “state secrets” under PRC law, we operate certain aspects of this business through contractual arrangements with Lenovo and its affiliates. The aspects of the information security solutions business that relate to state secrets are restricted from foreign ownership, and we therefore operate that business through Lenovo Computer, which is wholly-owned by subsidiaries of Lenovo, but controlled by us. In addition, we have entered into a procurement and distribution agreement with Lenovo Beijing Limited, a subsidiary of Lenovo, to supply us with certain firewall hardware products and to distribute certain of those products. A discussion of the relevant regulations affecting our information security business is set forth below under the heading “Governmental Regulation”.

Management and IT Consulting

In addition to traditional IT solutions, enterprise customers increasingly require strategic solutions tailored to their specific businesses. In connection with our acquisition of Lenovo’s IT services business, we acquired Lenovo’s former subsidiary, Han Management Consulting (China) Limited, or Han Consulting, which specializes in high-end management and IT consulting. Now, through its Han Consulting unit, Lenovo-AsiaInfo provides comprehensive management and IT consulting to help enterprise customers identify problems and develop the right IT solutions. Services include:

•	IT consulting and programming

•	Enterprise management consulting

•	Human resource management consulting

•	Value chain and business process optimization planning

•	Enterprise information system design

Finance, Government, and Enterprise Solutions

We believe that China’s information revolution and growing economy are driving demand for IT solutions at various levels of China’s business and government communities. Combining software with a deep understanding of the specific demands of different industries and enterprises, Lenovo-AsiaInfo provides tailored IT solutions for specific enterprises, such as financial institutions and government agencies. Offerings include:

•	Enterprise information system design and implementation

•	Bank core business processing systems

•	Bank business performance management systems

•	Bank call center systems

•	On-line business service systems

•	Bank notification systems

•	Government integrated application platforms

•	Government office operation platforms

•	Government on-line authentication platforms

Human Resource Management (HRM) and Business Intelligence (BI) Solutions

In 2003 we acquired a Human Resource Management, or e-HR, and Business Intelligence, or BI, software business focused on the enterprise market, from a Hong Kong company known as Pacific Software. We have integrated that business with the IT services business we acquired from Lenovo in 2004. Today, Lenovo-AsiaInfo’s e-HR and BI solutions are helping Chinese enterprises upgrade from traditional staff administration to strategic human resources management through the use of advanced technology.

Our e-HR system provides enterprises with a highly functional and efficient computerized system that enables the accurate, timely and standardized capturing, storage, analysis and maintenance of all HR-related information. Our e-HR solution is also capable of facilitating all key HR management functions, from basic data collection, filing, analysis and reporting, to performance review and salary/incentives management, to organization development management. In particular, our e-HR solution allows China’s large enterprises, especially former or existing state-owned enterprises, to comply with governmental requirements on human resources management and requirements of domestic labor laws on pension, housing and insurance. It also supports the management of career promotion systems for skilled workers based on numerous state-administered tests.

With its proprietary business intelligence solutions, Lenovo-AsiaInfo provides enterprises with a powerful platform to monitor business performance and support strategic analysis and decision making. Lenovo-AsiaInfo’s BI solution uses data collection, data warehousing, flexible reporting and data mining technologies, to build up analysis models for frequently occurring problems in enterprise business management.

IT Operations Outsourcing

With advanced IT technology, management experience, and qualified personnel, Lenovo-AsiaInfo undertakes the outsourcing of IT capital management, desktop application management, and business operation system management for customers. Offerings include:

•	System management outsourcing services

•	Service platform and end user support outsourcing services

•	Platform management outsourcing services

•	IT infrastructure library (ITIL) and IT service management (ITSM) planning and implementation

Pricing

We currently price our projects on the following basis:

•	Third party hardware procurement. We sell hardware as part of our total solutions and price hardware together with the total contract price as a fixed-fee. To minimize exposure to hardware risk, we typically source equipment from hardware vendors against letters of credit from our customers.

•	Software sales. We price our proprietary software products (other than AIOpenBI and AIOpenXpert) based on the number of user licenses our customers purchase from us. We price AIOpenBI based on modules, functions and requirements for follow-on services, and price AIOpenXpert based on the number of networks we monitor using the software. In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. The pricing of our messaging software, AIMC, is based on the total number of mail boxes purchased by our customers. However, the unit price for each mail box differs among free Web-based e-mail service, basic ISP-provided Internet e-mail and business secure e-mail offerings.

•	Services. We price our services internally on an estimated time and material basis. Services that constitute part of a total customer solution are charged to customers as a portion of the total contract amount, while professional maintenance and support services are charged separately, usually on an annual basis.

Contracts for our projects are generally subject to competitive bidding processes.

Technology

We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility required in a highly competitive, dynamic environments.

Our OpenBilling solution is a flexible, expandable, and scalable operation support platform with multi-tier architecture. As a modularized software product, it has the following technical features:

•	an architecture adaptable to various compatible commercial middleware.

•	a unified rating engine providing flexible pricing mechanisms.

•	dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time.

•	memory database technologies allowing high performance for rating and billing activities.

•	a real-time accounting system satisfying more sophisticated business requirements.

Our OpenCRM solution has the following technical features:

•	a hierarchical structure, with flexibility for transverse development.

•	open architecture, to secure Enterprise Application Integration (EAI) capability.

•	various security technologies, including back-up, monitoring, auditing, and emergency reporting.

Our OpenBI solution uses data-warehousing technology, offering decision support and execution services. It has the following technical features:

•	a seamless integration capability with various database platforms, multidimensional analysis engines, data mining engines, and foreground presentation tools.

•	a loose coupling design to facilitate both independent operation of each module and the integration of modules by interface.

Our OpenPRM software has three layers: the access layer, service layer, and data layer. The multi-tier design technology provides flexibility, scalability, and high performance. To facilitate the flexible configuration and integration with other systems, the following technologies are employed:

•	a Workflow Management System (WFMS) performs execution and monitoring by breaking down work activities into well-defined tasks, roles, rules and processes to improve efficiency, allowing operators to reconfigure their business process to improve service quality and flexibility.

•	bus-oriented architecture and communications crossing application systems, allowing centralized and integrated connection among various modules.

Our OpenXpert software has the following technical features:

•	a high function internal formulate engine that detects the root cause of network failures, and predicts which business and applications are likely to be affected

•	integrated classification and authentication technology, to control different access and user authority for network management personnel at different levels

AsiaInfo Mail Center (AIMC) has the following technical features:

•	a flexible design that allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users

•	the ability to scale both horizontally and vertically, which allows rapid expansion

•	clustering technology that is highly fault tolerant

AsiaInfo Net Disk (AIND) is designed to facilitate on-line file management by means of a web browser. It is capable of providing access authentication to the net hard disk, meaning that access is restricted to authorized persons. AIND is independent software, meaning that it does not rely on other software, although it stores data in standard database programs.

AsiaInfo Unified Messaging System (AIUM) is designed for expandability through distributed architecture. It can support over 10 million users. AIUM users are able to access data by local phones within areas that have AIUM nodes. AIUM can be seamlessly integrated into AIMC, and can also be integrated into third party email systems through standard protocols.

AsiaInfo Internet Short Messaging Gateway (AIISMG) has the following technical features:

•	mainstream development tools based on UNIX platform

•	multi-task and multi-thread concurrent processing

•	full parameter tuning systems

•	high expandability facilitated by modularized and distributed architecture

•	high system stability facilitated by disk array and system redundance

Lenovo-AsiaInfo’s e-HR solution has the following technical features:

•	a three-layer structure to cover the software management layer, business management layer and business application layer

•	flexible customization

We closely monitor world –wide technological developments in our service and product areas. In developing these and other technologies, we sometimes source knowledge, software and other products from major international technology companies. Cooperation with global technology leaders improves our access to the most sophisticated technologies, which enables us to provide the latest and best services and software products to our customers.

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

In addition to our internal research and development capabilities, in connection with our acquisition of Lenovo’s IT services business we entered into an agreement with Lenovo to provide us with certain research and development services related to products and services offered in Lenovo-AsiaInfo’s information security business.

Customers

Our customers currently consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, China Netcom Group and China Telecom. For the year ended December 31, 2004, China Mobile accounted for approximately 50% of our total revenues, while China Unicom accounted for approximately 24%, China Telecom accounted for 3% and China Netcom Group accounted for approximately 9%. Historically, our business has been impacted by various state-mandated restructurings of China’s telecommunications carriers. Any future restructurings in the telecommunications industry may result in the delay or cancellation of telecommunications-related capital expenditure, which would likely have an adverse effect on our business.

Through recent acquisitions and the formation of our Lenovo-AsiaInfo business unit, we have gained exposure to customers outside of our traditional telecommunications base, although telecommunications customers are still expected to account for approximately 70% of our total revenues in 2005. The following discussion describes our primary customers in the telecommunications market, as well as the type of enterprise customers we are targeting in non-telecommunications market.

Telecommunications Customers

China Mobile.    China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 222 million wireless voice service subscribers, and provincial subsidiaries throughout China responsible for local networks. China Mobile’s digital mobile (GSM) network covers all of China’s cities and 99% of its rural areas.

China Unicom.    China Unicom was established in 1994 and is China’s second largest mobile operator, providing services to over 111 million mobile customers through its digital mobile (GSM) network and its second generation, or 2G, CDMA network. China Unicom has over 112 million subscribers and is targeting to achieve 131 million subscribers by the end of 2005. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services.

China Netcom Group.    China Netcom was originally formed in 1999 to provide nationwide Internet broadband access and integrated telecommunications services. As part of a major industry reorganization in 2002, China Netcom merged with the northern division of China Telecom, and the combined business now operates under the China Netcom Group name. In 2003, China Netcom completed its organizational restructuring and established the China Netcom Group, which consists of three main entities, CNC North (responsible for China Netcom’s operations in northern China), CNC South (responsible for China Netcom’s operations in southern China), and CNC International (responsible for China Netcom’s toll switch business with international operators).

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

Customers in the Enterprise Market

In response to the increasing demand for IT solutions and service from various national and local ministries within China’s government, Lenovo-AsiaInfo has focused on providing IT solutions tailored to China’s government institutions. The primary customers in this area include the Ministry of Commerce of the People’s Republic of China, the Ministry of Land and Resources, the State Economic and Trade Commission, the Beijing Organizing Committee for the Games of the XXIX Olympiad, the Beijing municipal government, and China Central Television.

Lenovo-AsiaInfo provides financial application solutions for China’s banks and financial institutions, including China Everbright Bank and Shanghai Pudong Development Bank, among others.

Lenovo-AsiaInfo’s HRM and BI solutions have historically been utilized by current and former state owned enterprises engaged in several different industries, including power, transportation and oil and gas. Our customers in this market include Air China and Sinopec, among others.

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

For AsiaInfo Technologies, our division focusing on customers in the telecommunication business, our sales organizations are structured into four strategic customer accounts, namely China Telecom, China Mobile, China Netcom and China Unicom. These accounts sell our solutions and services to the respective customers and manage our long-term relationship with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu and Guangzhou. As a result, we believe we have increased our organizational efficiency and improved the quality of our services to our clients.

For Lenovo-AsiaInfo, our division addressing the enterprise IT services market, our sales force is organized by different business units, focusing on management and IT consulting, information security solutions, and industrial application solutions. In addition to the headquarters in Beijing, there are also direct sales personnel in regional offices in Shanghai, Guangzhou and Shenzhen.

Marketing

Both AsiaInfo Technologies and Lenovo-AsiaInfo have their own departments of Marketing and Strategy, focusing on strategy planning, strategic alliance development, market analysis and software product development planning. In addition, we have a market communications, or Marcom, department, which engages in a number of activities aimed at increasing awareness of our products and services. These activities include:

•	managing and maintaining our website;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations programs; and

•	creating and placing advertisements.

Competition

We operate in a highly competitive environment, both in the telecommunications market and in the market for enterprise IT services and solutions. In the enterprise market, our competitors are primarily domestic companies such Digital China, Huawei, Linkage, and Neusoft. In the telecommunications market, our competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, which are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as PwC Consulting (recently acquired by IBM), Deloitte Consulting, Capgemini, Accenture, and Bearing Point, have also entered China’s IT services market.

We believe that we have competitive advantages in our product and service segments due to our combined international and China expertise, customer-centric and cost effective project management capability, and established customer relationships. Our competitors, some of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

Government Regulation

Regulation of the Telecommunications Industry

The Chinese telecommunications industry, in which most of our largest customers operate, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government’s budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the Ministry of Information Industry, or MII, and other ministries and government departments.

In September 2000, China published the Regulations of the People’s Republic of China on Telecommunications, also known as the Telecommunications Regulations. The Telecommunications Regulations were the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, network interconnection, the setting of telecommunications charges and standards of telecommunications services in China. In the same month, China’s State Council approved the Administrative Measures on Internet Information Services, which provide for control and censoring of information on the Internet.

Under regulations introduced in December of 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, were the result of China’s accession to the WTO. Under the provisions, certain qualifying foreign investors will be permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

In January, 2002, the MII promulgated the Administrative Measures for Telecommunications Business Operating Licenses. This regulation provides that there are two types of telecommunication operating licenses for operators in the PRC, namely licenses for basic services and licenses for value-added services. In April 2003, The Ministry of Information Industry issued a new classification of basic and value-added telecommunication services. The revised classification maintains the general distinction between basic telecommunications services (BTS) and value-added telecommunications services (VATS) and attempts to define the scope of each service. In particular, the 2003 classification enumerated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communication services, domestic internet virtual private network services and internet data center services. Type 2 covers storage and retransmission (e-mail, voice mail, facsimile), call centers, internet access and information services.

As PRC regulations restrict direct foreign ownership of VATS businesses in the PRC, in order to comply with these regulations, we have entered into various contractual agreements with certain individuals to set up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. Star VATS has obtained a License for Operating Value-Added Telecommunications Services (Type 2), issued by the Ministry of Information Industry in November 2004. At present, our product and services offerings in the VATS area are still under development. We anticipate that in the future we will offer customers various Type 2 services.

We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS and the shareholders of Star VATS are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Star VATS, please see the discussion below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Certain Risks That May Affect our Operating Results and Our Common Stock.”

Regulation of Computer Information Security Products and Services

The computer information security industry in China includes products and services designed to protect the security of computer information systems, such as international inter-connection of computer information networks, commercial encryption, computer virus detection and prevention, and network hacker infringement prevention and treatment.

The State Council of China, the Ministry of Public Security and other relevant authorities have promulgated a series of regulations regarding these businesses. The Regulation of People’s Republic of China on Protection of the Computer Information System Security, published in February 1994, was the first law in this regard, and has formed a legal framework for the computer information security industry. The below discussion provides a description of the other primary regulations applicable to our information security solutions businesses.

Regulation of Systems Integration Involving State Secrets

In 2001, the State Secrecy Bureau of China promulgated a special rule, known as the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. The Measures also provides that a company must obtain a Qualification Certificate for Computer Information System Integration Involving State Secrets in order to carry on such business.

Regulation of Commercial Encryption Businesses

The Commercial Encryption Administrative Regulation, issued in 1999, is the principal regulation governing the commercial encryption business in China. “Commercial encryption” refers to encryption technologies and encryption products utilized for encryption protection or security authentication of information that is not related to state secrets. Research, production, sale and use of encryption products in China are supervised by the National Encryption Administration Committee of China. Research and production of commercial encryption products may only be undertaken by companies that are designated by the Encryption Administration Committee. A company engaged in selling commercial encryption products must obtain a Commercial Encryption Product Sales Permit for selling such products. Because encryption technology itself is a state secret according to the Commercial Encryption Administrative Regulation, encryption technology also fall under businesses regulated by the provisions of the Management Measures for Qualification of Computer Information Systems Integration Involving State Secrets.

Foreign Ownership Restrictions and License Requirements

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our encryption-related businesses. In order to comply with these restrictions, we entered into a series of contractual arrangements in connection with our acquisition of Lenovo’s IT services business. Those arrangements allow us to operate the part of that business that constitutes systems integration involving state secrets (including commercial encryption) through affiliated entities in which we do not hold a direct equity interest.

We currently operate the restricted businesses through Lenovo Computer, which is owned by certain subsidiaries of Lenovo and has been operating the information security solutions business for more than four years. Upon the receipt by Lenovo Security of certain business licenses and qualifications, we plan to operate the business through Lenovo Security, a domestic Chinese company owned by Legend Holdings Limited and certain of our employees.

Lenovo Computer conducts, and Lenovo Security will conduct, substantially all of our operations in relation to the restricted businesses, will generate substantially all of our revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in these operating companies, but instead enjoy the economic benefits of equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo Technologies, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth in the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about the date of this Report.

Currently, Lenovo Computer conducts our operations in relation to the restricted business under certain contractual arrangement with Lenovo, which holds a Qualification Certificate for Computer Information System Integration Involving State Secrets and a Commercial Encryption Product Sales Permit. Lenovo Security has applied to obtain such a qualification and permit of its own.

In the opinion of our Chinese legal counsel, T&C Law Office, and Chinese legal counsel to Lenovo, Tian Yuan Law Firm, the structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among Lenovo-AsiaInfo Technologies, these affiliated entities and their respective shareholders, are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese legal counsels.

If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign invested companies from engaging in systems integration involving state secrets, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Lenovo Computer and Lenovo Security, please see the discussion below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Certain Risks That May Affect Our Operating Results and Our Common Stock”.

Regulation of Software Production

The Chinese government has issued a series of incentives and preferential treatments to Chinese companies that are granted the status of a “software enterprise” by the MII. As set forth below under the heading “Certifications and Qualifications”, certain of our subsidiaries in China have obtained the Software Enterprise Certificate and the Key Software Enterprise Certificate, which entitle them to enjoy certain tax benefits. A discussion of those tax benefits is set forth in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Taxes”.

Certifications and Qualifications

Our products, facilities and activities must satisfy a range of criteria and conditions set by various industry bodies and governmental authorities in order to become eligible to supply our products and services. In addition, some certificates, such as the Software Enterprise Certificate, are not mandatory for our business but provide us with certain tax benefits.

As of March 15, 2005, our subsidiaries or affiliates hold the following certifications or qualifications:

•	Computer Information System Integration Qualification Certificate (Level 1) issued by the Ministry of Information Industry; (holders: AsiaInfo Technologies (China), Inc.; AsiaInfo Management Software, Inc. and Lenovo Computer Systems and Technology Services Ltd.)

•	Hi-tech Enterprise Approval Certificate issued by Beijing Municipal Science & Technology Commission; (holders: AsiaInfo Technologies (China), Inc.; AsiaInfo Management Software, Inc; AsiaInfo Technologies (Chengdu), Inc.; Beijing Star VATS Technologies, Inc.; Lenovo-AsiaInfo Technologies, Inc.; and Lenovo Computer Systems and Technology Services Ltd.)

•	Software Enterprise Authorization Certificate issued by the China Software Industry Association; (holders: AsiaInfo Technologies (China), Inc.; AsiaInfo Management Software, Inc; Beijing Star VATS Technologies, Inc.; Lenovo-AsiaInfo Technologies, Inc.)

•	Certificate for Key Software Enterprise under the State’s Planning and Overall Arrangement issued by the State Development Planning Commission, the Ministry of Information Industry, Ministry of Foreign Trade and Economic Cooperation and the State Administration of Taxation; (holders: AsiaInfo Technologies (China), Inc.; and AsiaInfo Management Software, Inc.)

•	CMM (Software Engineering Institute Software-Capability Maturity Model) LEVEL 2 Certificate issued according to the software processing modification and assessment mode formulated by Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc.)

•	National Information Technology Security Certification Authorization Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Computer Systems and Technology Services Ltd.)

•	The People’s Republic of China License for Operating Value-Added Telecommunication Services issued by the Ministry of Information Industry; (holder: Beijing Star VATS Technologies, Inc.)

•	National Information Technology Security Certification Service Qualification Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Computer Systems and Technology Services Ltd.)

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark and patent registrations. We have filed five trademark applications with the United States Patent and Trademark Office, three of which have been passed on to registration and two of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications with the Hong Kong Trade Marks Registry for AsiaInfo’s logo, all of which have been passed to registration. We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware products used or developed in our information security business. We have also filed a patent application in the PRC recently in connection with our business intelligence software solutions. Nearly two hundred versions of our software products have been registered with the State Copyright Bureau in China.

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

Employees

We have approximately 2,000 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communications at all levels of the organization.

Our Code of Ethics

In 1999 we adopted a code of ethics, or Code, which applies to all of our employees. In 2003, we conducted a thorough review and updating of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Corporate Governance section of our website, which can be accessed at www.asiainfo.com.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.asiainfo.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2.    Properties

Our principal development facilities and administrative offices currently occupy approximately 10,600 square meters in a building located in the Beijing Zhongguancun Science Park. The current lease for this facility expires in November 2006. Our sales and marketing offices occupy approximately 1,800 square meters in a building located in the Beijing financial street area. The lease has a term of three years, which expires in February 2007.

In addition, we have regional field support offices in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Nanchang, Shen Yang and Fuzhou, as well as regional offices in Santa Clara, California and Holmdel, New Jersey.

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

In June 2003, based on a decision made by a special independent committee of our board of directors, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that we may have against the underwriters. The plaintiffs have filed a motion asking the Court to give its preliminary approval to the form of the settlement documents, including the notice of the settlement to be sent to class members.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “ASIA” since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
2004:
Fourth Quarter	6.27	4.51
Third Quarter	5.35	3.54
Second Quarter	7.03	4.20
First Quarter	9.68	6.04
2003:
Fourth Quarter	7.90	6.15
Third Quarter	12.12	6.01
Second Quarter	8.69	4.00
First Quarter	8.23	3.00

As of March 1, 2005, we had approximately 148 holders of record of our common stock.

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

In the fourth quarter of 2004, our Board of Directors approved a stock repurchase program under which we may repurchase up to 5,000,000 shares of our outstanding common stock for a period of up to six months. From the inception of the program to year ended December 31, 2004, we repurchased 158,826 shares at a cost of $867,734. As of January 31, 2005, we had purchased 1,207,781 shares of our common stock, and still had 3,792,219 shares available for future repurchases under these Board-authorized program. The following table provides a breakdown of the purchases we made under the repurchase plan from the date of inception through January 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 1, 2004—December 31, 2004	158,826	$5.43	158,826	4,841,174
January 1, 2005—January 31, 2005	1,048,955	$4.91	1,048,955	3,792,219
Total, through January 31, 2005	1,207,781	$4.98	1,207,781	3,792,219

Information concerning our existing equity compensation plans is incorporated by reference to the section entitled “Proposal No. 3: Approval of the 2005 Stock Incentive Plan—Equity Compensation Plan Information” contained in our definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 25 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands of U.S. dollars except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products and solutions
Sales to non-related parties	$38,633	$28,061	$31,293	$27,067	$16,284
Sales to related parties	6,192	3,427	1,720	808	1,083

Total software products and solutions	44,825	31,488	33,013	27,875	17,367

Service
Sales to non-related parties	17,258	19,887	27,579	34,257	16,242
Sales to related parties	3,974	3,004	1,166	3,070	4,049

Total service	21,232	22,891	28,745	37,327	20,291

Third party hardware
Sales to non-related parties	37,674	53,338	55,653	110,644	126,021
Sales to related parties	2,946	8,457	3,855	13,160	12,384

Total third party hardware	40,620	61,795	59,508	123,804	138,405

Total revenues	106,677	116,174	121,266	189,006	176,063

Cost of revenues:
Software products and solutions (including purchases from related parties: 2004: $110; 2003: nil; 2002: nil; 2001: nil; 2000: nil)	20,896	14,546	13,161	3,821	3,030
Service (including purchases from related parties: 2004: $110; 2003: nil; 2002: nil; 2001: nil; 2000: nil)	8,759	8,971	11,306	12,097	10,183
Third party hardware (including purchases from related parties: 2004: $1,237; 2003: nil; 2002: nil; 2001: nil; 2000: nil)	38,590	58,704	56,533	117,615	131,485

Total cost of revenues	68,245	82,221	81,000	133,533	144,698

Gross profit	38,432	33,953	40,266	55,473	31,365

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Amounts in thousands of U.S. dollars except share and per share data)
Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties: 2004: $146; 2003: nil; 2002: nil; 2001: nil; 2000: nil)	15,174	11,340	14,680	21,768	19,734
General and administrative (including general and administrative expenses to related parties: 2004: $91; 2003: nil; 2002: nil; 2001: nil; 2000: nil)(1)	9,122	10,827	9,907	14,905	12,893
Research and development (including research and development expenses to related parties: 2004: $51; 2003: nil; 2002: nil; 2001: nil; 2000: nil)	8,907	9,130	8,503	7,304	5,974
Amortization of deferred stock compensation	—	105	407	1,144	2,209
In-process research and development	—	169	350	—	—
Amortization of acquired intangible assets.	907	209	1,749	—	—
Impairment of goodwill and acquired intangible assets	—	30,221	—	—	—

Total operating expenses	34,110	62,001	35,596	45,121	40,810

Income (loss) from operations	4,322	(28,048)	4,670	10,352	(9,445)

Other income (expenses):
Interest income	2,324	1,576	2,272	7,135	7,919
Interest expense	—	(3)	(114)	(969)	(1,032)
Gain from disposal of investment	4,040	—	—	—	—
Other expense, net	(20)	(133)	(708)	(59)	(22)

Total other income, net	6,344	1,440	1,450	6,107	6,865

Income (loss) before income taxes, minority interests and equity in loss of affiliate	10,666	(26,608)	6,120	16,459	(2,580)
Income tax expense (benefit)	833	(978)	824	3,444	218

Income (loss) before minority interests	9,833	(25,630)	5,296	13,015	(2,798)
Minority interests in (income) loss of consolidated subsidiaries	—	(12)	75	(396)	32
Equity in loss of affiliate	(42)	(2,477)	(2,465)	(885)	—

Net income (loss)	$9,791	(28,119)	2,906	11,734	(2,766)

Net income (loss) per share:
Basic	$0.21	(0.63)	0.07	0.28	(0.07)

Diluted(2)	$0.19	(0.63)	0.06	0.26	(0.07)

Shares used in computation
Basic	45,590,980	44,459,010	43,583,420	41,525,159	37,239,649

Diluted(2)	52,008,220	44,459,010	45,961,545	45,924,724	37,239,649

	As of December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands of US$)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,156	119,395	115,153	110,635	48,834
Total current assets (including related parties 2004: $14,012; 2003: $6,045; 2002: $3,886; 2001: $2,226; 2000: $2,917)	249,204	219,480	215,094	232,836	254,190
Total assets (including related parties 2004: $14,012; 2003: $6,045; 2002: $3,886; 2001: $2,226; 2000: $2,917)	296,589	240,022	263,430	245,860	264,003
Total liabilities (excluding minority interests and including related parties 2004: $3,762; 2003: $1,788; 2002: $369; 2001: $365; 2000: $5,012)	94,797	53,365	52,955	60,460	95,206
Total stockholders’ equity	201,792	186,657	210,158	184,790	168,609

(1)	In 2002, we adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets,” and as a result we discontinued amortization of goodwill on January 1, 2002 .
(2)	In 2003 and 2000 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, if included, would have had an antidilutive effect on the net loss reported in those periods. In 2004, 2002 and 2001, we had options outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See Note 13 to our consolidated financial statements included in this report for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of high-quality software solutions and IT services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecom carriers, we also offer a wide range of enterprise solutions to small, medium and large sized Chinese enterprises, across multiple vertical industries.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Telecom and China Netcom Group. Sales to China Mobile and its subsidiaries amounted to approximately 50%, 38% and 42% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately 9%, 13% and 6% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 24%, 38% and 22% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 3%, 9% and 21% of total revenues in 2004, 2003 and 2002, respectively. The sum of our top five receivable balances represented 75% and 96% of the total receivable balances for the years ended December 31, 2004 and 2003, respectively. We expanded our customer base in 2004 through the acquisition of an HRM and business intelligence software business with customers in sectors such as transportation and energy, and with our acquisition of Lenovo’s IT services business. However, our operating results are still dependent on our large customers in the telecommunications sector, and the loss of any of those customers could have a material adverse impact on us.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunication industry, combined with the Chinese government’s measures to control the over-heating of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

On July 27, 2004, we signed a definitive agreement with Lenovo Group Limited to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $33.6 million, excluding transaction costs. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo, under which we operate the acquired assets, along with our other enterprise information solutions assets. We believe this acquisition will greatly expand our current enterprise offerings and will allow us to provide security products and services, management consulting, as well as industry-specific and HRM solutions to Chinese enterprises in industries beyond our traditional telecommunications customer base. We also anticipate that this acquisition will create significant cross-selling opportunities for our products and services across a range of vertical industries, including manufacturing, financial services and the government sector. In the fourth quarter of 2004, the new Lenovo-AsiaInfo division generated approximately $10.1 million in revenues, representing more than 30% of our total revenues for the quarter.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue.

Software products and solutions revenue.    We typically sell our software as part of total solutions for our customers, which include proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. We do not sell any software products without these related implementation services. Software products and solutions revenue include two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, an updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

Service revenue.    Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training.

Third party hardware revenue.    Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for and sell hardware to our customers as part of our total solutions strategy. We typically minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops our customers are increasingly purchasing hardware directly from hardware vendors and hiring us for our professional services.

Net revenue.    Although we report our revenue on a gross basis, inclusive of hardware acquisition costs, we manage our business internally based on revenues net of hardware costs, or net revenues, which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenue as against prior periods, but will not adversely impact revenue net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues to our total revenues:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(amount in thousands of US$)
Software products and solutions revenue	44,825	31,488	33,013	27,875	17,367
Service revenue	21,232	22,891	28,745	37,327	20,291
Hardware revenue net of hardware costs	2,030	3,091	2,975	6,189	6,920

Total revenues net of hardware costs	68,087	57,470	64,733	71,391	44,578
Total hardware costs	38,590	58,704	56,533	117,615	131,485

Total revenues	106,677	116,174	121,266	189,006	176,063

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

Service costs.    Service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing IT services, management consulting and network solutions projects. Service costs also include hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We typically obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.5% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

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

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 11 to our consolidated financial statements included in this report for details of the preferential treatments for these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs will likely take effect in 2005. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, investment in affiliate, goodwill and other intangible assets, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition.    We generally charge a fixed price for all of our projects and recognize revenue based on the percentage of completion of the project as required under Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and certain Production-Type Contracts” (“SOP 81-1”). With respect to software products and solutions, revenue from customer orders requiring significant production, modifications, or customizations of the software are recognized over the installation and customization period. Labor costs and direct project expenses are used to determine the stage of completion. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded. In cases where the customer requires additional software licenses, we typically enter into an extension agreement with the customer to expand and upgrade the customer’s system. Revenue arising from such extension agreements is also recognized under SOP 81-1. We recognize service revenue (which is charged on a fixed price basis) based on the percentage of completion of the project as required under SOP 81-1. We use labor costs and direct project expenses to determine the state of completion. We recognize third party hardware revenue upon delivery of the hardware to the customer. Since a large part of the cost of certain projects often relates to hardware, the timing of hardware delivery can cause our quarterly gross revenue and inventory level to fluctuate significantly. However, those fluctuations do not significantly affect our gross profits because third party hardware revenue generally approximates the costs of the hardware.

Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. If we do not have a sufficient basis to measure progress toward completion, revenue will be recognized upon completion. For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence” (“VSOE”). Revenue is deferred for the fair value of any undelivered elements and recognized for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”) have been met. Revenue in excess of billings is recorded as unbilled receivables and amounts billed but not yet collected are recorded as billed receivables. Billings in excess of revenues recognized are recorded as deferred revenue. Provisions for estimated losses on contracts are made in the period in which the anticipated losses become known. Actual costs and gross margins on such contracts could differ from management’s estimates and those differences could be material to the consolidated financial statements. Historically, our estimates for costs and gross margins have not differed significantly from actual costs and gross margins. However, any material deviation of such costs and gross margins from our estimates would impact our future operating results.

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

Goodwill.    Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. Prior to 2002, goodwill was amortized using a straight-line method over its economic life of five years. Accumulated amortization recorded through December 31, 2001 was $2,971,000. Goodwill impairment tests were performed in the first and second quarters of 2003 for our acquisitions of Bonson Information Technology Holdings, Ltd., and Zhejiang AsiaInfo Dekang Telecommunications Technology, Inc., respectively. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2004 and no impairment losses were recognized. We periodically evaluate the recoverability of our intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Consolidated Results Of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Total revenues, including hardware costs, decreased 8% to $106.7 million in 2004, from $116.2 million in 2003. Revenues net of hardware costs increased approximately 18% to $68.1 million in 2004. Software revenue was $44.8 million, representing a 42% increase from $31.5 million in 2003. Service revenue was $21.2 million, representing a 7% decrease from $22.9 million in 2003. The decrease in our total revenues and the increase in our net revenues were primarily attributable to a reduction in hardware costs in favor of our higher-margin software business. The increase in software revenues was partially attributable to our acquisition of Lenovo’s IT services business, which contributed $4.7 million to software revenues in the fourth quarter. The increase in software revenues was also driven by a growth in demand for our BSS/OSS related software products and solutions, which represented 62% of our total revenue net of hardware costs for the year.

Cost of revenues.    Our cost of revenues was $68.2 million in 2004, representing a 17% decrease from $82.2 million in 2003, primarily due to decreased hardware orders partially offset by increased cost of software and services to meet increased demand.

Gross profit.    Gross profit increased 13% in 2004 to $38.4 million. Gross profit as a percentage of gross revenues, or gross margin, increased to 36% in 2004, as compared to 29% in 2003. The increase in gross margin was attributable to the favorable shift out of hardware sales, the growth in software revenue, and the resulting increase in the contribution of software revenue to total revenue. Gross profit as a percentage of net revenues decreased to 56% in 2004, as compared to 59% in 2003.

Operating expenses.    Total operating expenses decreased 45% to $34.1 million in 2004, from $62.0 million in 2003. Our relatively lower overall operating expenses in 2004 resulted primarily because of the $30.2 million charge we recognized in 2003 for goodwill impairment.

Sales and marketing expenses increased 34% to $15.2 million in 2004, from $11.3 million in 2003. This increase was partially attributable to sales and marketing expenses of $2.7 million from our Lenovo-AsiaInfo division.

General and administrative expenses decreased 16% to $9.1 million in 2004, from $10.8 million in 2003, partially as a result of a decrease in bad debt expenses.

Research and development expenses remained relatively flat at $8.9 million in 2004, as compared to $9.1 million in 2003.

Gain from disposal of investment.    In the third quarter of 2004, we received a distribution consisting of cash and shares of Linktone Ltd. (Nasdaq: LTON) from Intrinsic Technology (Holdings), Ltd., or Intrinsic, in which we held a minority interest. The distribution resulted in an investment gain of $4.0 million for the third quarter of 2004 because the distribution exceeded the carrying value of our investment in Intrinsic, which had been written down to $0.3 million by December 31, 2003.

Net income (loss).    Our net income was $9.8 million in 2004, or $0.19 per share on a fully-diluted basis, as compared to a net loss of $28.1 million in 2003, or a loss of $0.63 per share on a fully diluted basis.

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

Gross profit.    Gross profit decreased 16% in 2003 to $34.0 million. Gross profit as a percentage of gross revenues, or gross margin, decreased to 29% in 2003, as compared to 33% in 2002. Gross profit as a percentage of net revenues decreased to 59% in 2003, as compared to 62% in 2002. These decreases in margins were primarily attributable to the fixed nature of our compensation expenses, which form a significant aspect of our costs of revenues.

Operating expenses.    Total operating expenses increased 74% to $62.0 million in 2003, from $35.6 million in 2002, primarily as a result of our recording the goodwill impairment charges discussed below.

Sales and marketing expenses decreased 23% to $11.3 million in 2003, from $14.7 million in 2002. This decrease was partially attributable to our consolidation of sales operations and our increased sales efficiency as a result of our operational restructuring, effective July 1, 2003, which focused our business operation on specific customers rather than product lines. Instead of selling our products and services through our two former strategic business units, Communications Solutions and Operation Support Systems Solutions, we developed one point of sales contact for each of our major customers, streamlining our relationships and interactions with our customers.

General and administrative expenses increased 9% to $10.8 million in 2003, from $9.9 million in 2002, largely as a result of increased bad debt expenses in the amount of $1.6 million.

Research and development expenses increased 7% to $9.1 million in 2003, from $8.5 million in 2002, due to our continued focus on developing new software products and solutions for China’s telecommunications carriers.

In 2003, we conducted impairment tests regarding the goodwill recorded in our acquisition of Bonson in 2002. Based on those tests, we recorded approximately $29.8 million in impairment charges.

Equity in loss of affiliates.    Equity in loss of affiliate in 2003 of approximately $2.5 million represented an impairment charge related to our investment in, as well as our proportionate share of losses incurred by, Intrinsic, in which we held a minority stake. We recorded an impairment charge of approximately $2.2 million in connection with our investment in Intrinsic based on an impairment test conducted in the fourth quarter of 2003.

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

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2004 and 2003. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Amounts in thousands of U.S. dollars)
Consolidated Statements of Operations Data:
Revenues:
Software products and solutions	16,210	9,614	9,329	9,672	9,531	8,441	6,342	7,174
Service	6,383	4,304	6,082	4,463	5,863	6,759	5,669	4,600
Third party hardware	9,589	6,088	7,097	17,846	15,218	12,784	14,893	18,900

Total revenues	32,182	20,006	22,508	31,981	30,612	27,984	26,904	30,674

Cost of revenues:
Software products and solutions	8,097	4,536	4,339	3,924	4,041	4,098	3,334	3,073
Service	2,855	1,328	2,726	1,850	2,864	1,745	2,220	2,142
Third party hardware	9,110	5,784	6,742	16,954	14,457	12,145	14,148	17,954

Total cost of revenues	20,062	11,648	13,807	22,728	21,362	17,988	19,702	23,169

Gross profit	12,120	8,358	8,701	9,253	9,250	9,996	7,202	7,505

Operating expenses:
Sales and marketing	6,487	3,092	2,982	2,613	3,075	2,820	2,930	2,515
General and administrative	2,726	2,413	1,514	2,469	2,428	3,116	2,966	2,317
Research and development	2,314	2,279	2,292	2,022	1,882	2,037	2,666	2,545
Amortization of deferred stock compensation expense	—	—	—	—	—	—	37	68
In-process research and development	—	—	—	—	169	—	—	—
Amortization of acquired intangible assets	427	151	151	178	81	41	40	47
Impairment of goodwill and acquired intangible assets	—	—	—	—	—	—	—	30,221

Total operating expenses	11,954	7,935	6,939	7,282	7,635	8,014	8,639	37,713

Income (loss) from operations	166	423	1,762	1,971	1,615	1,982	(1,437)	(30,208)

Other income (expenses):
Interest income	734	675	563	352	394	362	366	454
Interest expense	—	—	—	—	(1)	—	(1)	(1)
Gain from disposal of investment	23	4,017	—	—	—	—	—	—
Other income (expense), net	—	—	1	(21)	(100)	(1)	(31)	(1)

Total other income, net	757	4,692	564	331	293	361	334	452

Income (loss) before income taxes, minority interests and equity in loss of affiliate	923	5,115	2,326	2,302	1,908	2,343	(1,103)	(29,756)
Income tax expense (benefit)	115	137	293	288	(20)	—	(134)	(824)

Income (loss) before minority interests	—	—	—	—	1,928	2,343	(969)	(28,932)

Minority interests in loss of consolidated subsidiaries	—	—	—	—	—	—	(12)	—
Equity in loss of affiliate	—	—	(4)	(38)	(2,196)	(94)	(72)	(115)

Net income loss	808	4,978	2,029	1,976	(268)	2,249	(1,053)	(29,047)

Net income loss per share
Basic	0.02	0.11	0,04	0.04	(0.01)	0.05	(0.02)	(0.66)

Diluted	0.02	0.11	0.04	0.04	(0.01)	0.05	(0.02)	(0.66)

Shares used in computing per share amounts
Basic	46,226,585	45,426,451	45,404,422	45,301,278	44,846,989	44,521,025	44,261,401	44,206,625

Diluted	52,801,458	46,705,356	46,905,096	47,354,713	44,846,989	46,971,126	44,261,401	44,206,625

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

Our net operating cash flow was $18.0 million in 2004, increasing our cash position (including cash, restricted cash and short term investments) to $166.7 million as of December 31, 2004, as compared to $147.4 million as of December 31, 2003. Our net cash flow was enhanced by significant accounts receivable collection towards the end of 2004.

Our accounts receivable balance at December 31, 2004 was $58.4 million, consisting of $25.3 million in billed receivables and $33.1 million in unbilled receivables. This balance included more than $10 million in accounts receivable acquired from Lenovo in our purchase of its IT services business. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At December 31, 2004, our days sales outstanding were 153 days, as compared to 215 days at the end of the third quarter of 2004 as a result of higher gross revenues and lower accounts receivable during the quarter.

Our inventory position at the end of 2004 was approximately $7.9 million, up 145% as compared to the beginning of the year. This increase was attributable our having $2.7 million in network equipment in the process of delivery to customers for two larger projects, as well as our having acquired approximately $1 million in inventory in connection with Lenovo’s IT services business.

As of December 31, 2004, we had total short-term credit facilities for working capital purposes totaling $35.7 million, expiring by December 2005, which were secured by bank deposits of $14.0 million. $8.4 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.6 million were used for issuing standby letters of credit and bank acceptance drafts. Bank deposits pledged as security for these standby letters of credit, bank acceptance drafts and short-term credit facilities totaled $15.6 million as of December 31, 2004, and are presented as restricted cash in our consolidated balance sheets.

As of December 31, 2004, we were committed under certain operating leases, requiring annual minimum rentals of approximately $2.3 million, $1.7 million and $0.4 million in 2005, 2006 and 2007, respectively.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2005. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2004:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	4,364,000	2,264,000	2,100,000	—	—

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements.

•	Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

•	FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. We do not expect that the adoption of this standard will have a material impact on our financial statements.

•	EITF Issue No. 03-13 “Applying the Conditions of Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” We do not believe the adoption of this EITF will have a material impact on our financial statements.

•	FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No.123(R), will be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed Statement will eliminate our ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally will require instead that such transactions be accounted for using a fair-value based method. As a result of this accounting pronouncement, we anticipate that the adoption of this standard will have a material impact on our financial statements. Prior to the adoption of SFAS(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25. We adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148 as of December 31, 2003, as allowed by SFAS No. 123.

•	FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). We are currently evaluating the effect that the adoption of SFAS 153 will have on our financial statements but do not expect it to have a material impact.

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

Most of our large telecommunications customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications infrastructure. Insufficient government allocation of funds to sustain the growth of China’s telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, adversely affecting our net revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Telecom and China Netcom Group. China Mobile accounted for 50% of our revenues in 2004. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Our acquisition of the human resources management and business intelligence software business of Pacific Software in early 2004, as well as our recent acquisition of Lenovo’s IT services business, are part of our strategy to further diversify our business and gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

The long and variable sales cycles for our products and services can cause our revenues and operating results to vary significantly from period to period and may adversely affect the trading price of our common stock.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our services and products involves a significant commitment of its resources and an extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers often operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

A large part of the contract amount of our projects often relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be overly relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

Our working capital requirements may increase significantly.

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 80% to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

We have sustained losses in prior years and may incur slower earnings growth, earnings declines or net losses in the future.

Although we had net income in 2001, 2002 and 2004, we sustained net losses in 2000 and 2003. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

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

On October 19, 2004, we completed our acquisition of the IT services business of Lenovo Group Limited and formed a new division, Lenovo-AsiaInfo, comprised primarily of the acquired assets and our existing enterprise IT services business. In the future, we may acquire other companies or assets that we feel will enhance our revenue growth, operations and profitability. Such acquisitions could result in the use of significant amounts of cash and dilutive issuances of our common stock. Such acquisitions involve other significant risks, including:

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

PRC laws and regulations currently prohibit foreign-invested companies from engaging in systems integration businesses involving state secrets, which is part of the IT services business we acquired from Lenovo in 2004. PRC laws and regulations also restrict certain foreign invested companies from participating in the VATS business, which we are exploring the possibility of entering. Substantial uncertainties exist with respect to our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS, due to uncertainties regarding the interpretation and application of current and future PRC laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, or restricted businesses. “State secrets” as defined under the Commercial Encryption Administrative Regulation, include all code technology and code products used in encryption and security authentication, irrespective of whether such information belongs to the state.

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. As a result, we operate the restricted business through affiliated entities in which we do not hold a direct equity interest. We currently operate the restricted business through Lenovo Computer, and, upon the receipt by Lenovo Security of certain business licenses and qualifications, we intend to operate the restricted business through Lenovo Security. Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and certain of our employees who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2005 annual meeting of shareholders, filed with the Securities and Exchange Commission on or about the date of this Report.

In the opinion of our Chinese legal counsel, T&C Law Office, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, our current ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese counsels. If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

In June of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by Chinese legal counsel that our contractual arrangements with Lenovo Computer Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective in providing control as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In any such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

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

The outbreak of Severe Acute Respiratory Syndrome, or SARS, is believed to have started in Guangdong Province, China in late 2002 and to have later spread to Beijing. The SARS outbreak impacted our revenues in 2003 by disrupting travel throughout China and causing serious delays in service delivery to our customers. The outbreak also interrupted our collection efforts, causing accounts receivable and days sales outstanding to increase. Although the spread of SARS in China appears to have been contained and our business activities resumed normal operations throughout the third and fourth quarters of 2003, the medical community worldwide has not fully understood the origin of SARS and has not found a well-recognized effective treatment for SARS. As a consequence, the potential long-term effects of SARS on economic growth in China are still unknown. Any re-emergence or worsening of the SARS epidemic could have an adverse impact on our business.

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

We customarily provide our customers with one to three year warranties, under which we agree to maintain installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts often do not have disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which in turn could materially and adversely affect us.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the United States). We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Moreover, Bonson Information Technology Holdings, Ltd., which we acquired in February, 2002 had never registered copyrights for its software products prior to the acquisition. Because the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

Our main domestic competitors in China include local systems integration and IT services firms, including Digital China, Huawei, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services, HP Services, Oracle, Sibel, Convergys and SAP, which are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as PwC Consulting (recently acquired by IBM), Deloitte Consulting, Capgemini, Accenture, and Bearing Point, have also entered China’s IT services market.

Our competitors, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March of 2000. For more information on that litigation, please see the discussion under the heading “Item 3. Legal Proceedings” in Part I of this Report. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

We have entered into change of control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of either a covered termination (as defined therein) or a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and provisions of medical benefits and housing allowance. The potential obligations to pay the executive officers the above amounts may discourage a potential acquiror from effecting a change of control.

We are subject to potential liabilities and anticipate significant increases in expenses in complying with the Sarbanes-Oxley Act.

In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law. Among other things, the Act imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and sets stiff penalties for securities fraud.

The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

Section 404 of the Sarbanes-Oxley Act requires our management and our independent auditors to assess our internal controls over financial reporting on an annual basis. During the course of our assessment of our internal control environment throughout the year 2004, we identified certain deficiencies that, if not remedied and re-tested by December 31, 2004, would result in material weaknesses in our internal control environment. As of December 31, 2004, we were able to successfully remediate and re-test all previously identified potential material weaknesses in our internal control environment except for a weakness related to our provisioning for income tax under U.S. GAAP. There is a risk that our inability to conclude that there were no material weaknesses in our internal financial reporting as of December 31, 2004 could negatively impact investor confidence and our stock price.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest-rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of December 31, 2004, the rate of exchange for U.S. dollars quoted by the People’s Bank of China was US$1.00 = RMB8.2765. Hypothetically, if the exchange rate were to increase by 2% to US$1.00 = RMB8.4420, our net assets would increase by $1.75 million. Likewise, if the exchange rate were to decrease by 2% to US$1.00 = RMB8.1110, then our net assets would decrease by $1.75 million. The average exchange rate throughout 2004 and 2003 maintained at about 8.2765 to 8.2771, fluctuating at only approximately 0.01%. To avoid currency risk related to the Renminbi, we maintain significant portions of our cash deposits in both Renminbi and U.S. dollars. A portion of our U.S. dollar deposits are used to collateralize Renminbi denominated loans from Chinese banks.

The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash into Renminbi.

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the year ended December 31, 2004. Our exposure to interest rate changes is limited as we do not have variable rate or long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 8.    Financial Statements and Supplementary Data

Our independent auditor’s report, consolidated financial statements and related financial statement schedule and notes to consolidated financial statements begin on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no significant changes in our disclosure controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, or PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

During the course of our assessment of our internal control environment throughout the year, we identified certain deficiencies that, if not remedied and re-tested by December 31, 2004, would result in material weaknesses in our internal control environment. As of December 31, 2004, we were able to successfully remediate and re-test all previously identified potential material weaknesses in our internal control environment except for the following. Although we are not aware of any material errors with regard to our accounting for income taxes, we identified that our management lacked appropriate experience and expertise relating to accounting for income taxes under U.S. GAAP, specifically Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109.

Our plan to remediate this control weakness was to contract for such financial accounting assistance from a qualified outside vendor. However, we were not able to secure an agreement to provide such services until early January, 2005, after the date that our internal control environment was required to be assessed by our management and audited by our external auditors. According to PCAOB Auditing Standard No. 2, this represents a material weakness in our internal controls at December 31, 2004.

Based on the material weakness in relation to our lack of qualified expertise in income tax accounting under U.S. GAAP, management is unable to conclude that the Company’s internal controls over financial reporting were effective as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Our independent auditors have issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That attestation report is filed as Exhibit 99.1 to this report.

In order to specifically address the matter we identified in fiscal year 2004, in January 2005 we engaged a professional accounting firm as a qualified outside expert to advise on accounting for income taxes under U.S. GAAP for the year ended December 31, 2004. We also decided to recruit internal, experienced U.S. tax personnel to manage the process of income tax accounting treatment under U.S. GAAP, with the assistance of external experts. We are in the hiring process at this stage.

Acquired Business Excluded from Management’s Report on Internal Control Over Financial Reporting

We acquired Lenovo’s non-telecommunications-related IT services business in October 2004 in a transaction valued at approximately $33.6 million, excluding transaction costs. Lenovo is a publicly traded company in Hong Kong, but is not a reporting company in the United States for purposes of Section 12(b) or Section 12(g) of the Exchange Act. As such, Lenovo is not subject to the provisions of the Sarbanes-Oxley Act requiring management to perform an assessment of internal controls over financial reporting. Based on the limited time available following the acquisition of Lenovo’s IT services business, we have not been able to complete a review of the internal controls of the acquired business as of December 31, 2004.

The acquired business represented approximately 9% of our gross revenue and 11% of our net revenue for the year ended December 31, 2004. The net assets of the acquired business represented approximately 4% of our net assets as of that date.

We have taken the following steps since the acquisition in order to be able to integrate the acquired business into our internal control environment:

•	We have established a merger integration group, comprising members of our senior management and management of the acquired business, to work together on all material decisions during the pre-merger, merger and post-merger integration process.

•	Our internal auditors have reviewed the revenue recognition and other critical accounting policies of the acquired business, and have confirmed that they are in compliance with U.S. GAAP.

•	We are in the process of integrating all the major internal controls of the acquired business. In the fourth quarter of 2004 we were able to centralize the finance and accounting controls of the acquired business, as well as the purchase process controls and certain of the enterprise resource planning controls.

PART III

ITEM 10.    Directors and Executive Officers of The Registrant

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class III Directors” and “Management—Executive Officers” contained in our definitive proxy statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Director Compensation,” “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grants in Last Fiscal Year,” “Executive Compensation—Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Executive Compensation—Employment Agreements and Change of Control Agreement,” “Executive Compensation—Pension Plans,” “Compensation Committee Report,” and “Stock Price Performance” contained in our Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement.

ITEM 14.    Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference to the sections entitled “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” contained in our Proxy Statement.

ITEM 15.    Exhibits, Financial Statement Schedule

Financial Statements

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Financial Statement Schedules

The information required is either not applicable or is included in the notes to the consolidated financial statements.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*
3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*
3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**
3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**
3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004###
4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*
10.1	2002 Stock Option Plan, approved and adopted as of April 18, 2003***
10.2	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999*
10.3	Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003#
10.4	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003#
10.5	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#
10.6	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#
10.7	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004
10.8	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004
10.9	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004##
10.10	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004###
10.11	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004####
10.12	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####
10.13	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####
10.14	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

Exhibit Number	Description
10.15	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####
10.16	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####
10.17	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004####
10.18	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004####
10.19	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004####
10.20	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004####
10.21	Employment Agreement between AsiaInfo Holdings, Inc. and Bing Yu dated September 9, 2004####
10.22	Employment Agreement between AsiaInfo Holdings, Inc. and Yue Ma dated October 1, 2004####
10.23	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Chao Wang dated April 1, 2004
10.24	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Chao Wang dated April 1, 2004
11.1	Statement regarding computation of per share earnings (included in note 13 to the consolidated financial statements)
21.1	Subsidiaries of AsiaInfo Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu
24.1	Power of Attorney (included on signature page to this report)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Report of Independent Registered Public Accounting Firm

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.
#	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
##	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
###	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
####	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

ASIAINFO HOLDINGS, INC.

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

Signature	Title	Date

/s/ James Ding James Ding	Board Member and Chairman of the Board	March 15, 2005

/s/ Xingsheng Zhang Xingsheng Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 15, 2005

/s/ Ying Han Ying Han	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2005

/s/ Yungang Lu Yungang Lu	Board Member	March 15, 2005

/s/ Davin Mackenzie Davin Mackenzie	Board Member	March 15, 2005

/s/ Weiying Zhang Weiying Zhang	Board Member	March 15, 2005

/s/ Tao Long Tao Long	Board Member	March 15, 2005

/s/ Chang Sun Chang Sun	Board Member	March 15, 2005

/s/ Edward Tian Edward Tian	Board Member	March 15, 2005

/s/ Ying Wu Ying Wu	Board Member	March 15, 2005

/s/ Bing Yu Bing Yu	Board Member	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

4th Floor, Zhongdian Information Tower

6 Zhongguancun South Street, Haidian District

Beijing 100086, China

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 and the related financial statement schedule included in Schedule 1. These financial statements and related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte Touche Tohmatsu

Hong Kong

March 15, 2005

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In US dollars thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$94,156	$119,395
Restricted cash	15,625	14,827
Short-term investments	56,949	13,218
Notes receivable	6,482	3,832
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $3,497 in 2004 and $3,086 in 2003)	44,538	45,878
Accounts receivable due from related parties (net of allowances of $147 in 2004 and $9 in 2003)	13,814	6,045

Total accounts receivable	58,352	51,923

Inventories	7,932	3,235
Other receivables (including other receivables due from related parties: 2004: $198; 2003: nil)	3,917	8,528
Deferred income taxes—current	1,715	1,842
Prepaid expenses and other current assets	4,076	2,680

Total current assets	249,204	219,480
Property and equipment-net	1,895	2,348
Goodwill	37,704	15,368
Other acquired intangible assets-net	7,392	2,341
Investment in affiliate	—	331
Deferred income taxes	394	154

Total Assets	$296,589	$240,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term bank loans	$—	$60
Notes payable	5,720	2,609
Accounts payable (including accounts payable due to related parties: 2004: $2,300; 2003: nil)	16,793	13,945
Accrued expenses	14,701	12,822
Deferred revenue (including deferred revenue from related parties: 2004: $1,327; 2003: $1,788)	15,381	11,738
Accrued employee benefits	7,061	5,971
Other payables (including other payables due to related parties: 2004: $135; 2003: nil)	4,801	2,776
Shares payable for acquisition	27,151	—
Other taxes payable	1,367	2,212
Income taxes payable	1,822	1,232

Total current liabilities	94,797	53,365

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued: 2004: 46,473,532; 2003: 45,112,278, shares issued and outstanding: 2004: 46,314,706; 2003: 45,112,278	465	451
Additional paid-in capital	211,394	205,154
Treasury stock, 158,826 shares at cost	(868)	—
Accumulated deficit	(9,218)	(19,009)
Accumulated other comprehensive income	19	61

Total stockholders’ equity	201,792	186,657

Total Liabilities and Stockholders’ Equity	$296,589	$240,022

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Software products and solutions
Sales to non-related parties	$38,633	$28,061	$31,293
Sales to related parties	6,192	3,427	1,720

Total software products and solutions	44,825	31,488	33,013

Service
Sales to non-related parties	17,258	19,887	27,579
Sales to related parties	3,974	3,004	1,166

Total service	21,232	22,891	28,745

Third party hardware
Sales to non-related parties	37,674	53,338	55,653
Sales to related parties	2,946	8,457	3,855

Total third party hardware	40,620	61,795	59,508

Total revenues	106,677	116,174	121,266

Cost of revenues:
Software products and solutions (including purchases from related parties: 2004: $110; 2003: nil; 2002: nil)	20,896	14,546	13,161
Service (including purchases from related parties: 2004: $23; 2003: nil; 2002: nil)	8,759	8,971	11,306
Third party hardware (including purchases from related parties: 2004: $1,237; 2003: nil; 2002: nil)	38,590	58,704	56,533

Total cost of revenues	68,245	82,221	81,000

Gross profit	38,432	33,953	40,266

Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties: 2004: $146; 2003: nil; 2002: nil)	15,174	11,340	14,680
General and administrative (including general and administrative expenses to related parties: 2004: $91; 2003: nil; 2002: nil)	9,122	10,827	9,907
Research and development (including research and development expenses to related parties: 2004: $51; 2003: nil; 2002: nil)	8,907	9,130	8,503
In-process research and development	—	169	350
Amortization of deferred stock compensation	—	105	407
Amortization of acquired intangible assets	907	209	1,749
Impairment of goodwill and acquired intangible assets	—	30,221	—

Total operating expenses	34,110	62,001	35,596

Income (loss) from operations	4,322	(28,048)	4,670

Other income (expense):
Bank interest income	2,324	1,576	2,272
Bank interest expense	—	(3)	(114)
Gain from disposal of investment	4,040	—	—
Other expense, net	(20)	(133)	(708)

Total other income, net	6,344	1,440	1,450

Income (loss) before income taxes, minority interests and equity in loss of affiliate	10,666	(26,608)	6,120
Income tax expense (benefit)	833	(978)	824

Income (loss) before minority interests and equity in loss of affiliate	9,833	(25,630)	5,296
Minority interests in (income) loss of consolidated subsidiaries.	—	(12)	75
Equity in loss of affiliate	(42)	(2,477)	(2,465)

Net income (loss)	$9,791	$(28,119)	$2,906

Net income (loss) per share:
Basic	$0.21	$(0.63)	$0.07

Diluted	$0.19	$(0.63)	$0.06

Shares used in computation:
Basic	45,590,980	44,459,010	43,583,420

Diluted	52,008,220	44,459,010	45,961,545

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stocks	Deferred Stock Compensation	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2002	42,132,818	$421	$178,649	—	$(512)	$6,204	$28	$184,790
Comprehensive income:
Net income	—	—	—	—	—	2,906	—	2,906	$2,906
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	34	34	34

Comprehensive income									$2,940

Issuance of common stock on acquisition of a business	1,031,686	11	17,992	—	—	—	—	18,003
Stock option exercises and other	1,028,970	10	2,748	—	—	—	—	2,758
Income tax benefit from exercise of stock options	—	—	1,260	—	—	—	—	1,260
Amortization of deferred stock compensation	—	—	—	—	407	—	—	407

Balance at December 31, 2002	44,193,474	442	200,649	—	(105)	9,110	62	210,158

Comprehensive loss:
Net loss	—	—	—	—	—	(28,119)	—	(28,119)	$(28,119)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(1)	(1)	(1)

Comprehensive loss									$(28,120)

Issuance of common stock on acquisition of a business	349,315	3	2,547	—	—	—	—	2,550
Stock option exercises	507,267	5	1,220	—	—	—	—	1,225
Stock issued for services and other	62,222	1	299	—	—	—	—	300
Income tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Amortization of deferred stock compensation	—	—	—	—	105	—	—	105

Balance at December 31, 2003	45,112,278	451	205,154	—	—	(19,009)	61	186,657

Comprehensive income:
Net income	—	—	—	—	—	9,791	—	9,791	$9,791
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(81)	(81)	(81)
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	39	39	39

Comprehensive income									$9,749

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	—	(868)

Balance at December 31, 2004	46,314,706	$465	$211,394	$(868)	$—	$(9,218)	$19	$201,792

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,791	$(28,119)	$2,906
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation	1,423	1,950	2,936
Amortization of other acquired intangible assets	907	209	1,749
Impairment of goodwill and other acquired intangible assets	—	30,221	—
In-process research and development	—	169	350
Amortization of deferred stock compensation	—	105	407
Deferred income taxes	(113)	(147)	(438)
Minority interest in income (loss) of consolidated subsidiaries	—	12	(75)
Equity in loss of affiliate	42	2,477	2,465
Loss on disposal of property and equipment	97	72	185
Provision for doubtful accounts	398	2,366	762
Stock issued for services and other	—	179	—
Provision for short-term investment	—	100	750
Gain from disposal of investment	(4,040)	—	—
Changes in operating assets and liabilities net of effects of business acquisition:
Restricted cash	(277)	(369)	3,544
Notes receivable	(2,650)	(3,768)	(64)
Accounts receivable	3,166	(4,858)	27,846
Inventories	(3,699)	7,699	(8,523)
Other receivables	6,531	213	(4,201)
Prepaid expenses and other current assets	(1,114)	761	822
Notes payable	3,111	162	2,447
Accounts payable	641	(5,316)	(6,865)
Accrued expenses	(233)	(404)	1,533
Deferred revenue	2,637	6,682	(796)
Accrued employee benefits	479	888	(4,557)
Other payables	1,040	(790)	652
Other taxes payable	(743)	(367)	(1,030)
Income taxes payable	590	(1,090)	(723)

Net cash generated from operating activities	17,984	9,037	22,082

Cash flows from investing activities:
(Increase) decrease in short-term investments	(41,578)	(2,058)	15,174
Proceeds from sales of short-term investments	578
Purchases of property and equipment	(1,074)	(351)	(1,004)
Proceeds on disposal of property and equipment	7	29	57
Increase in other receivable	—	—	(3,572)
Purchase of businesses, net of cash acquired	(3,172)	(3,211)	(26,063)
Disposal of affiliate	1,615	—	—

Net cash used in investing activities	(43,624)	(5,591)	(15,408)

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Borrowings of short-term bank loans	—	—	2,984
Repayment of short-term bank loans	(60)	—	(7,708)
Proceeds from exercise of stock options	1,410	1,225	2,758
Repurchase of common stock	(868)	—	—
Distribution to minority shareholder of consolidated subsidiaries	—	(427)	(218)

Net cash generated from (used in) financing activities	482	798	(2,184)

Net (decrease) increase in cash and cash equivalents	(25,158)	4,244	4,490
Cash and cash equivalents at beginning of year	119,395	115,153	110,635
Effect of exchange rate changes on cash and cash equivalents	(81)	(2)	28

Cash and cash equivalents at end of year	$94,156	$119,395	$115,153

Supplemental cash flow information:
Cash paid during the year:
Interest	$—	$3	$59

Income taxes	$547	$152	$1,519

Non-cash investing activities:

In October 2004, the Company acquired Lenovo Group Limited’s (“Lenovo”) non-telecom related IT services business for a total consideration of $36,784. The consideration for the acquisition is composed of the following: cash for $4,789, of which, $3,229 represented transaction costs assumed by the Company; shares of the Company valued at $4,844 (RMB 40 million) and a forward contract with a subsidiary of Lenovo to deliver shares of the Company with a market value of approximately $27,151 (RMB 225 million). In connection with the acquisition, the Company acquired net tangible assets of $7,939 and intangible assets with a fair value of $5,924, and an acquired goodwill of $22,921.

In December 2003, the Company acquired certain assets from Pacific Software (China) Limited (“Pacific”) for cash of $4,180, of which $266 represented transaction costs, and the issuance of 349,315 shares of common stock with a fair market value at the time the acquisition was announced of approximately $2,550. Of the cash amount, $3,006 and $1,174 was paid in 2003 and 2004, respectively. A net repayment of $585 was received from Pacific in the third quarter of 2004. In connection with the acquisition, the Company acquired tangible assets and intangible assets with a fair value of $93 and $2,389, respectively, and an acquired goodwill of $3,528.

In February 2002, the Company acquired 100% of the outstanding equity shares of Bonson for cash of $33,387, of which $624 represented transaction costs, and the issuance of 1,031,686 shares of common stock with a fair market value at the time the acquisition was announced of approximately $18,003. Of the cash amount, $20,433 was paid on April 4, 2002 and the holdback of $105 was paid in 2003. In connection with the acquisition, the Company acquired tangible assets with a fair value of $28,364 and assumed liabilities of $18,171.

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

(In US dollars thousands, except share and per share amounts)

1.    Organization and Principal Activities

AsiaInfo Holdings, Inc. (the “Company”) is incorporated in the State of Delaware, in the United States of America (the “US”). The Company principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“China” or the “PRC”), and Bonson Information Technology Limited, (“Bonson”) (100% owned), incorporated in the British Virgin Islands.

The Company and its subsidiaries are leading providers of network and software solutions in China. The software products and network services of the Company enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries.

A new division of AsiaInfo Holdings, Inc., Lenovo-AsiaInfo Technologies, Inc. (“Lenovo-AsiaInfo:), was formed from the combination of the assets acquired and the Company’s enterprise information solutions business unit during 2004. Lenovo-AsiaInfo is principally engaged in non-telecom related IT services, such as security, finance, e-government and enterprise software solutions and services, and information technology (“IT”) and management consulting. In addition, two variable interest entities (“VIE”), Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”) and Lenovo Computer System and Technology Services Co., Ltd. (“Lenovo Computer”) were formed by the Company to allow the Company to engage in systems integration businesses involving PRC state secrets through these VIEs.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the United States for sale to customers in the PRC.

2.    Summary of Significant Accounting Policies

Basis of presentation—These financial statements of the Company, its subsidiaries and its variable interest entities as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised) (“FIN 46(R)”), are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation—The consolidated financial statements include the financial statements of the Company, its subsidiaries and its variable interest entities. All significant inter-company transactions and balances are eliminated in consolidation. Investments in 50% or less owned affiliates over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company’s share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. As of December 31, 2004 and 2003, the Company has foreign bank balances of $74,002 and $41,998, about 79% and 35%, respectively, of its total cash and bank balances, located in the PRC.

Short-term investments—Short-term investments are classified as available-for-sale marketable securities and consist principally of corporate bonds, variable rate securities, variable rate preferred securities and certificates of deposit issued by major financial institutions.

Some available-for-sale investments were received in September 2004 as a result of the liquidation of the Company’s affiliate, Intrinsic Technology (Holdings), Ltd. (“Intrinsic”). As of December 31, 2004, these available-for-sale investments received are carried at fair market value of $2,193, and its unrealized gain from the change in market values of $39 is included in accumulated other comprehensive income.

Notes receivable—At December 31, 2004 and 2003, the balances of notes receivable of $6,482 and $3,832, respectively, represented bank and commercial acceptance drafts that are non-interest bearing and due within six months.

Allowances for doubtful accounts and sales returns—Allowance for doubtful accounts is made for any accounts receivable with an aging over 360 days and on any identified specific accounts receivable with an inability to make required payments.

Allowance for sales returns is made at 3% on revenue recognized for software sales to distribution channels. The estimate of sales returns is based on the Company’s past history of sales returns.

Inventories—Inventories represent finished goods and are stated at the lower of cost, determined principally by the specific identification method, or market price. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days.

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Accounting software	3 years

Goodwill—Goodwill is tested for impairment at least annually. The Company perform all goodwill impairment tests in the fourth quarter of each fiscal year. The latest goodwill impairment tests were performed in the fourth quarter of 2004 and no impairment losses were recognized.

Other acquired intangible assets, net—Other acquired intangible assets with definite lives are capitalized and amortized on a straight-line basis over their expected useful economic lives as summarized at Note 7. The Company periodically evaluates the recoverability of these intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Impairment—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Revenue recognition—The Company’s revenue is derived from three primary sources: (i) the procurement of hardware on behalf of customers, (ii) software license fees, and (iii) professional services for systems design, planning, consulting, and system integration. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method. Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revenue from packaged software license fees through both direct or reseller arrangements is recorded when the related products are shipped and installed. Costs related to insignificant obligations for a period of up to one year, which include telephone support, are accrued at the time the revenue is recorded. For consulting and other professional services sales, the Company recognizes its service revenue ratably over the contractual period and recognize these costs associated with these contracts as incurred.

For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”. The Company defers revenue for the fair value of its undelivered elements and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”) have been met.

Software revenue includes the benefit of the rebate of value added taxes on sales of software and software-related services received from the Chinese tax authorities as part of the PRC government’s policy of encouragement of software development in the PRC. The rebate was $3,734, $1,805 and $2,218 in 2004, 2003 and 2002, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $33,084 at December 31, 2004 and $31,927 at December 31, 2003, net of allowances. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2004 and 2003, the balance of trade accounts receivable net of allowances is $25,268 and $19,996, respectively, representing amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within 1 year.

Software development costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. To date, the Company has essentially completed its software development concurrently with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

Foreign currency translation—The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates. Transaction differences are recognized in the statement of operations and amounted to exchange losses (gains) of $20 in 2004, $(1) in 2003 and $(2) in 2002.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on December 31, 2004 was US$1.00 = RMB8.2765. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Income taxes—Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based compensation—The Company grants stock options to its employees. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which requires the Company to record a compensation charge for the excess of the fair value of the stock at the grant date or any other measurement date over the amount an employee must pay to acquire the stock. The compensation expense is recognized over the applicable service period, which is usually the vesting period. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

As required by SFAS 123, the Company has prepared a reconciliation of its net income (loss) as reported on the statement of operations to the net income (loss) that the Company would have reported if it had followed SFAS 123 in accounting for its stock-based compensation arrangements. For purposes of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123.

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$9,791	$(28,119)	$2,906
Add: Stock compensation as reported	—	105	407
Less: Stock compensation determined using the fair value method	(7,470)	(10,210)	(18,018)

Pro forma income (loss)	$2,321	$(38,224)	$(14,705)

Basic and diluted net income (loss) per share:
Basic, as reported	$0.21	$(0.63)	$0.07

Diluted, as reported	$0.19	$(0.63)	$0.06

Basic and diluted net income (loss) per share:
Basic, pro forma	$0.05	$(0.86)	$(0.34)

Diluted, pro forma	$0.04	$(0.86)	$(0.34)

The fair value of each option grant and share granted is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options. The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Years Ended December 31,
Option Grants	2004	2003	2002
Average risk-free rate of return	4.0%	4.2%	3.7%
Weighted average expected option life	7 years	7 years	7 years
Volatility rate	85%	109%	103%

Net income (loss) per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contract, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

Comprehensive income (loss)—Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Financial instruments—The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accounts payable, notes payable, other payables and short-term bank loans are carried at cost that approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Recent accounting pronouncements—In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In November 2004, the EITF reached consensus on EITF Issue No. 03-13—Applying the Conditions of Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. Issue No. 03-13 provides that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity has no continuing direct cash flows, and does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. This issue is effective to components that are disposed of or classified as held for sale in periods beginning after December 15, 2004. The Company does not expect that the adoption of this EITF will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the grant-date fair values. Pro forma disclosure previously permitted under SFAS 123 is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. Under SFAS 123 (R), the Company could elect to apply the modified prospective or modified retrospective method for transition on the adoption of this new standard. Under the modified retrospective method, prior periods are adjusted on a basis consistent with the pro forma disclosures previously required for those periods by SFAS 123. Under the modified prospective method, compensation expense for all unvested stock options must be recognized on or after the required effective date based on the grant-date fair value of those stock options. The Company expects that the adoption of this standard will have a material impact on its financial statements. Prior to the adoption of SFAS 123(R), the Company will continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148 as of December 31, 2003.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its financial statements but does not expect it to have a material impact.

Reclassifications—Certain comparative figures have been reclassified to conform with current year’s presentation.

3.    Acquisition

(a) On October 1, 2004 (the “acquisition date”), the Company acquired the IT services business of Lenovo Group Limited (“Lenovo”), in a transaction valued at $36,784 (the “Purchase Price”) and have consolidated the acquired business as of October 1, 2004. The Purchase Price consists of the following: (i) the payment of cash consideration of $4,789, which includes $3,229 of transaction costs assumed by the Company; (ii) 974,284 shares of the Company valued at $4,844 (RMB 40 million), the value of the shares issued was determined based on the average market price of the Company’s common shares over the 10-day period before the closing date, that is, October 19, 2004; and (iii) a forward contract entered into between the Company’s subsidiary, Bonson Information Technology Limited (“Bonson”) and a subsidiary of Lenovo, under which Bonson is obligated to deliver shares of the Company with a market value of approximately $27,151 (RMB 225 million) at any time during the twelve months following the closing date. The forward contract limits Bonson’s obligation to deliver shares to not more than 4,498,130 shares, and if the aggregate market value of 4,498,130 shares is less than $27,151 on settlement date, Bonson or the Company will have the option to settle the difference in cash or by delivering additional shares of the Company. The forward contract is denominated in RMB and is recorded as shares payable for acquisition in the consolidated balance sheet. The carrying amount of this payable is recorded at net present value and is subject to changes in foreign currency rates.

Lenovo may also be entitled to an earn-out payment following the first anniversary of the closing date, depending on the level of operating income achieved by the acquired business during the first year following the closing date. The earn-out payment, if any, will be equal to the excess amount of the product of the operating income of the non-telecom business multiplied by ten, over the base valuation amount stated in the contract at $36,247 (RMB 300 million). Through this acquisition, the Company also acquired 51% of Han International Consulting Company Limited and 100% of Han Management Consulting Limited (“Han”). As of December 31, 2004, the Company had paid transaction costs of $2,865 and shares of the Company valued at $4,844. The primary reason for this acquisition was to expand the Company’s offerings to include the provision of security products and services, management consulting, IT outsourcing services, as well as industrial application solutions, to Chinese enterprises in industries beyond Company’s traditional telecommunications customer base. In addition, it is anticipated that this acquisition will create significant cross-selling opportunities for the Company’s products and services across a range of vertical industries, including manufacturing, financial services and the government sector.

The Company allocated the Purchase Price of $36,784 to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Under the purchase method of accounting, the Purchase Price does not include the contingent earn-out amounts described above. The initial Purchase Price has been allocated as follows:

		Estimated useful life
Net tangible assets	$7,939
Completed technology	3,438	5.3 years
Contract backlog	72	1.3 years
Contract backlog	24	0.9 years
Trademark—“Lenovo”	785	6.3 years
Trademark—“Han”	556	Indefinite
Distribution network	870	4.3 years
Customer relationship (software license)	18	2.3 years
Customer relationship (service)	161	4.3 years
Goodwill	22,921

Total	$36,784

The fair values of the intangible assets were determined using the “income” and “relief from royalty” valuation approaches. Goodwill of $22,921 and intangible assets of $5,924 is recognized as a result of this acquisition that relates to the “Lenovo-AsiaInfo” reportable segment of the Company. The Company is amortizing the acquired tangible and intangible assets over its estimated useful life using the straight-line method, except for goodwill. In performing this Purchase Price allocation, the Company considered, among other factors, analyses of historical financial performance and estimates of future performance of the acquired businesses, and historical and future estimates of China market growth rates for these acquired businesses.

The following unaudited pro forma information summarizes the results of operations for the year ended December 31, 2004 and 2003 of the Company and Lenovo. It has been prepared on the assumption that the acquisitions occurred as of January 1, 2003. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Year Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Total revenue	$106,677	$116,174
Net income (loss)	9,032	(29,220)
Net income (loss) per share
—Basic	$0.19	$(0.64)

—Diluted	$0.17	$(0.64)

Shares used in calculation of net income (loss) per share (unaudited)
—Basic	46,368,278	45,433,294
—Diluted	52,785,517	45,433,294

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition.

(b) On October 20, 2003 (the “date of acquisition”), the Company acquired certain human resources management and business intelligence assets from Pacific Software (China) Limited (“Pacific”), a software solutions company, in exchange for cash of $4,180 and 349,315 shares of the Company’s common stock valued at $2,550. The value of the shares issued was determined based on the average market price of the Company’s common shares over the 5-day period before and after the terms of the acquisition were agreed to and announced. The primary reason for this acquisition was to expand the Company’s business into the fast-growing human resources management and business intelligence market, allowing significant cross-marketing of the Company’s expertise in software management and development outside the Company’s traditional telecommunications industry client base.

This acquisition was treated as a purchase and, accordingly, the acquired assets were recorded at their fair market values at the date of acquisition. Goodwill of $3,528 and intangible assets of $2,389 is recognized as a result of this acquisition that relates to the “AsiaInfo excluding Lenovo—AsiaInfo” reportable segment of the Company. During the third quarter of 2004, Pacific made a refund of earn-out payment of $585, which reduced the goodwill recognized by $585.

The aggregate purchase price of $6,179, net of repayment received from PTS, has been allocated as follows:

		Estimated useful life
Current assets	$58
Equipment	35
Completed technology	1,945	5 years
Contract backlog	360	2 years
Trademark	60	2 years
Customer list	24	5 years
In-process technology	169	None
Goodwill	3,528	Indefinite

Total	$6,179

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

The following unaudited pro forma information summarizes the results of operations for the year ended December 31, 2004 and 2003 of the Company and Pacific. It has been prepared on the assumption that the acquisitions occurred as of January 1, 2003. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Year Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Total revenue	$106,677	$116,174
Net income (loss)	9,791	(28,496)
Net income (loss) per share
—Basic	$0.21	$(0.64)

—Diluted	$0.19	$(0.64)

Shares used in calculation of net income (loss) per share (unaudited)
—Basic	45,590,980	44,781,747
—Diluted	52,008,220	44,781,747

The pro forma results of operations give effect to certain adjustments, including amortization of purchased intangibles with definite lives, associated with the acquisition.

4.    Investment in Variable Interest Entities

(a) A Variable Interest Entity (“VIE”) was established by the Company for the purpose of engaging in the value-added telecommunications services business in the PRC in June 2004. PRC regulations restrict direct foreign ownership of such businesses in the PRC. In order to comply with these regulations, while allowing foreign indirect participation, the Company entered into various contractual agreements with certain individuals to set-up a domestic company, Beijing Star VATS Technologies, Inc. (“Star VATS”), with a registered capital of approximately $2.4 million, to conduct the value-added telecommunications services business in the PRC. The Company owns all the beneficial interests in, and effectively controls, Star VATS through these agreements. The Company evaluated its various contractual agreements and has determined that it meets the tests of a VIE under FIN 46(R) and has thus consolidated its interest in the VIE from inception.

(b) In October 2004, the Company advanced $2.9 million (RMB 24 million) to Legend Holdings Limited and 2 individuals to set-up a domestic company, Lenovo Security, with a registered capital in the amount equivalent to the advance amount. The purpose of the establishment of Lenovo Security is to obtain the necessary licenses and qualifications for the systems integration businesses involving PRC state secrets, after which Lenovo Security shall transfer to the Company. The Company intends to operate its system integration businesses involving state secrets through another VIE, Lenovo Computer, before the set-up of Lenovo Security is completed.

The purpose of this structure was to comply with the PRC regulations that prohibit foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving PRC state secrets, and to comply with certain licensing requirements with respect to such business in the PRC. The Company owns all the beneficial interests in, and effectively controls, Lenovo Security and Lenovo Computer through a series of contractual arrangements entered by and between a subsidiary of the Company and the shareholders of Lenovo Security and Lenovo Computer. The Company evaluated these contractual agreements and has determined that both Lenovo Security and Lenovo Computer meet the tests of a VIE under FIN 46(R) and has thus consolidated the results of these VIEs.

5.    Property and Equipment, Net

	December 31,
	2004	2003
Furniture, fixtures and electronic equipment	$6,662	$6,236
Motor vehicles	220	329
Leasehold improvements	2,802	2,499
Accounting software	1,823	1,814

	11,507	10,878
Less: Accumulated depreciation and amortization	9,612	8,530

Property and equipment, net	$1,895	$2,348

6.    Goodwill

The changes in the carrying amount of goodwill during 2004 and 2003 were as follows:

	December 31,
	2004	2003
Balance as of beginning of year	$15,368	$37,635
Goodwill obtained in acquisitions of businesses	22,921	4,113
Impairment loss	—	(26,380)
Refund of earn-out payment	(585)	—

Balance as of the end of the year	$37,704	$15,368

The Company discontinued amortization of goodwill upon its adoption of SFAS No. 142 in beginning of 2002 and performs all the goodwill impairment tests during the fourth quarter of every year as it is easier for the Company to engage and work with a third party valuation firm once a year for all goodwill impairment tests. Based on the impairment test performed in 2003, it was concluded that an impairment loss of $26,380 was necessary due to the industry-wide equity devaluation in 2002. Both an income (discounted cash flow) approach and a market (guideline company) approach were employed to determine the fair value of the net assets of Bonson, a provider of operations support system solutions, acquired by the Company in 2002. The fair value was then allocated among all the assets of Bonson at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill to determine the amount of impairment loss.

Based on the impairment test performed during the fourth quarter of 2004, no impairment charge was necessary.

In 2004, goodwill of $22,921 belonged to the “Lenovo-AsiaInfo” reportable segment and the remaining goodwill of $14,783 belonged to the “AsiaInfo excluding Lenovo-AsiaInfo” reportable segment. In 2003, all of the Company’s goodwill belonged to the “AsiaInfo excluding Lenovo-AsiaInfo” reportable segment.

7.    Other Acquired Intangible Assets, Net

	December 31,
	2004	2003
Core technology	$5,718	$2,280
Trade name	1,401	60
Contract backlog	1,692	1,574
Favourable lease	372	361
Customer list	24	24
Customer relationship	179	—
Distribution network	870	—

	10,256	4,299
Less: Accumulated amortization	2,864	1,958

Other acquired intangible assets, net	$7,392	$2,341

Assuming no subsequent impairment of the identified intangible assets recorded as of December 31, 2004, amortization expense for the net carrying amount of intangible assets with definite lives is expected to be as follows:

2005	$1,666
2006	1,424
2007	1,405
2008	1,387
2009	834

$6,716

In 2004, the Company had net other acquired intangible assets of $5,924 belonging to the “Lenovo-AsiaInfo” reportable segment and the remaining net other acquired intangible assets of $1,468 belonged to the “AsiaInfo excluding Lenovo-AsiaInfo” reportable segment. In 2003, all of the Company’s acquired intangible assets belonged to the “AsiaInfo excluding Lenovo-AsiaInfo” reportable segment.

8.    Investment in Affiliate

In April 2001, the Company invested $6,157 in Intrinsic Technology (Holdings), Ltd. (“Intrinsic”) for a 14.25% equity interest. The investment in Intrinsic was recorded using the equity method because the Company was able to exercise significant influence over the operating and financial policies of Intrinsic through its representation on the Board of Directors.

The Company determined that their investment in Intrinsic had suffered an other-than-temporary decline in value in December 2003. As a result, the Company reduced its carrying amount of that investment to its estimated fair value by recording a charge of $2,150, which is included in equity in loss of affiliates for the year ended December 31, 2003. The Company’s share of Intrinsic’s operating loss is also included in equity in loss of affiliates for the years ended December 31, 2004 and 2003 in the amount of $42 and $327, respectively. As mentioned in Note 2, Intrinsic was liquidated during the year. As such, the Company’s net investment in affiliate at December 31, 2004 and 2003 was nil and $331, respectively, and the liquidation of Intrinsic resulted in a gain from disposal of investment in affiliate of $4,018 in 2004.

9.    Short-Term Bank Loans

As of December 31, 2004, the Company had total short-term credit facilities for working capital purposes totalling $35,707, expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of December 31, 2004. At December 31, 2004, unused short-term credit facilities were $27,340 and used facilities totaled $8,367. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,625 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2004. Bank deposits pledged as security for these credit facilities totaled $15,625 as of December 31, 2004 and are presented as restricted cash in the consolidated balance sheets. As of December 31, 2003, the Company had total short-term credit facilities totalling $40,540 expiring in December 2005.

In addition, as of December 31, 2003, the Company had short-term borrowings of $60 in RMB, the currency of the PRC, bearing an interest rate of 4.8% per annum and secured by AsiaInfo Management’s assets, which was paid off in first quarter of 2004. The Company does not have any short-term bank loans in 2004.

10.    Notes Payable

At December 31, 2004 and 2003, the balances of notes payable of $5,720 and $2,609, respectively, represented commercial notes of $1,733 and $945, and bank acceptance drafts of $3,987 and $1,664, respectively, that are non-interest bearing and due within six months.

11.    Other Taxes Payable

	December 31,
	2004	2003
Individual income tax	1,400	$1,150
Business tax payable	725	540
Value added taxes payable, net	(775)	522
Others	17	—

	$1,367	$2,212

The Company’s PRC subsidiaries are subject to business tax at the rate of 5% on other service revenues.

The Company is also required to withhold PRC individual income tax on employees’ payroll for remittance to the tax authorities.

The Company’s PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”). Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue on software sales, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore enjoys an effective net value added tax burden of 3% from software sales. This government policy is effective until 2010.

12.    Income Taxes

The components of income (loss) before income taxes, minority interests and equity in loss of affiliates are as follows:

	Years Ended December 31,
	2004	2003	2002
United States	$4,475	$(1,969)	$(477)
Foreign	6,191	(24,639)	6,597

	$10,666	$(26,608)	$6,120

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income taxes expense (benefit) consists of the following:

	Years Ended December 31,
	2004	2003	2002
Current
United States:
Federal	$9	$(1,138)	$192
State	1	(20)	15
Foreign	936	327	1,055

Total current income tax expense (benefit)	946	(831)	1,262

Deferred
United States:
Federal	54	396	119
State	6	(1)	42
Foreign	(173)	(542)	(599)

Total deferred income taxes	(113)	(147)	(438)

Total income tax expense (benefit)	$833	$(978)	$824

The components of deferred income tax assets are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Allowances and reserves	$2,149	$2,072
Depreciation	241	272
Net operating loss carry forwards	1,226	990
Acquired intangible assets	26	24

Total gross deferred tax assets	3,642	3,358
Valuation allowance	(1,533)	(1,362)

Total net deferred tax assets	$2,109	$1,996

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. At December 31, 2004, tax loss carry forwards amounted to approximately $2.5 million for federal and $0.5 million for California, which will begin to expire in year 2023 and 2008, respectively. A valuation allowance of $1,246 for tax losses generated in various tax jurisdictions during 2004 has been established. An additional valuation allowance of $287 has been established for the provision of short-term investment as it is considered more likely than not that the relevant deferred tax asset will not be realized.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax.

Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a “new technology enterprise.” The effective income tax rate for “new technology enterprises” registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the “new technology enterprise” status. “New technology enterprises” are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Technologies expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AsiaInfo Technologies received a continuation of its preferential tax treatment as an “advanced technology enterprise” for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning from January 1, 2004, as a “new technology enterprise” set up in Beijing Zhongguancun Science Park, the effective income tax rate for AsiaInfo Technologies is 15%. Under current law, as long as AsiaInfo Technologies maintains the “new technology enterprise” status, it will be exempted from Chinese local corporate income tax.

Lenovo AsiaInfo Technologies Inc. (“LAI”), Lenovo Computer System and Technology Services Co., Ltd. (“Lenovo Computer”) and Beijing Star Technologies (VATS) Inc. (“Star VATS”) are all registered in Beijing Zhongguancun Science Park, and are all classified as “new technology enterprises”, enjoying the same tax treatments as AsiaInfo Technologies. LAI was registered in 2004, but its tax holiday was granted from January 1, 2005. Lenovo Computer’s tax exemption period was expired on December 31, 2004, and it will benefit from the reduced rate of 7.5% until December 31, 2007. Star VATS’s tax exemption began on June 2, 2004 and expires on 31 December 2006, whereupon it will begin to benefit from the reduced tax rate of 7.5% until this expires on December 31, 2009.

AsiaInfo Management is registered and operates in the High and New Technology Industry Development Zone in Guangzhou, China, and is classified as a “high and new technology enterprise.” The effective income tax rate, subject to the approval of the relevant tax authorities, for “high and new technology enterprises” registered in High and New Technology Industry Development Zones is 15%. “High and new technology enterprises” are also exempt from Chinese state and local corporate income tax for two years, beginning with their first profitable year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Management expired on December 31, 2001 and the 50% tax reduction expired on December 31, 2004.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a “high and new technology enterprise.” Subject to the approval of the relevant tax authorities, “high and new technology enterprises” registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations (which was year 2002 for AsiaInfo Chengdu), and are entitled to a 50% tax reduction at the rate of 7.5% in subsequent three years, expiring on December 31, 2006.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $20,233 at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for US federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any.

A reconciliation between the provision for (benefit of) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Years Ended December 31,
	2004	2003	2002
US federal statutory rate	35%	(35)%	35%
Difference between statutory rate and foreign effective tax rate	(31)	31	(27)
Other	4	—	6

	8%	(4)%	14%

13.    Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2004	2003	2002
Net income (loss) (numerator):
Net income (loss)
Basic and diluted	$9,791	$(28,119)	$2,906

Shares (denominator):
Weighted average common stock outstanding
Basic	45,590,980	44,459,010	43,583,420
Dilutive effect of employee stock options	1,874,107	—	2,378,125
Dilutive effect of forward contract	4,543,133	—	—

Diluted	52,008,220	44,459,010	45,961,545

Net income (loss) per share:
Basic	$0.21	$(0.63)	$0.07

Diluted	$0.19	$(0.63)	$0.06

In 2004, the Company has included 4,543,133 shares issuable to Lenovo as part of the purchase price consideration in the calculation of its diluted earnings per share as it has a potential dilutive effect.

In 2004 and 2002, the Company had 4,659,038 and 4,716,680, respectively, common stock options outstanding, that could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

In 2003, the Company had 9,657,883 outstanding common stock options shares that could have potentially diluted basic earnings per share (“EPS”) in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been antidilutive due to the net loss reported in the period.

14.    Commitments and Contingencies

Operating Leases—As of December 31, 2004, the Company was committed under certain operating leases, requiring annual minimum rentals as follows:

2005	$2,264
2006	1,725
2007	375
2008	—
2009	—

$4,364

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expense for the three years in the period ended December 31, 2004 was $3,583, $1,952 and $2,314, respectively.

Letters of Credit—At December 31, 2004, the Company had outstanding standby letters of credit to customers of $4,174, which were collateralized by credit facilities.

Product Warranty—The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the year ended December 31, 2004 and 2003 are as follows:

	Years Ended December 31,
	2004	2003
Balance at beginning of year	$2,060	$2,229
Beginning balance relating to acquisition	242	—
Current year provision	448	449
Payments	(95)	(83)
Provision reversal	(878)	(535)

Balance at end of year	$1,777	$2,060

The reversal of warranties is $878 and $535 relating to projects of warranty period that had expired during the year in 2004 and 2003, respectively.

Compensated absences—The Company has obligations relating to employees’ rights to receive compensation for future absences attributed by employees’ services already rendered. As the total obligations cannot be reasonably estimated, no such liability is recognized. Historically, the Company does not incur material costs for compensated absences.

Litigation—On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the

Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management.

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

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters. The plaintiffs have filed a motion asking the Court to give its preliminary approval to the form of the documents, including the notice of the settlement to be sent to class members.

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

15.    Employee Retirement Benefits

The Company is required by law to contribute approximately 8% to 22.5% of basic salaries of the PRC employees for staff welfare, housing, medical and education benefits representing expense of $3,880, $2,832 and $1,806 for 2004, 2003 and 2002, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. The Company is required to make contributions to the state retirement plan at 12% to 22.5% of the monthly basic salaries of the current employees. For employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of employees’ monthly salaries to the Plan. The total retirement expense of such arrangements to the Company for the three years in the period ended December 31, 2004 was $1,384, $780 and $1,183, respectively.

16.    Distribution of Profits

As stipulated by the relevant laws and regulations applicable to PRC foreign investment enterprises, the Company’s PRC subsidiaries are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve. Wholly-foreign-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the profit after tax as determined under PRC GAAP. The employee welfare and bonus reserve is determined by the Company’s Board of Directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $1,435 and $990 in 2004 and 2003, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries to transfer funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and its consolidated PRC VIE is $87,427 and $67,097 in 2004 and 2003, respectively. As such, the Company has included its Schedule 1 in the Notes to the Financial Statements in accordance with Regulation S-X from the United States Securities and Exchange Commission.

17.    Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the United States. At December 31, 2004 the amounts were placed principally with financial institutions in the United States.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Corporation, China Telecommunications Corporation (“China Telecom”) and its provincial subsidiaries, and China United Telecommunications Corporation (“China Unicom”). Sales to China Telecom and its subsidiaries amounted to approximately 3%, 9% and 21% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Unicom accounted for 24% of total revenue in 2004, 38% of total revenue in 2003 and 22% of total revenues in 2002. Sales to China Netcom Corporation accounted for 9% of total of revenue in 2004, 13% in 2003, and 6% in 2002. Sales to China Mobile Corporation accounted for 50% of total revenue in 2004, 38% in 2003 and 42% in 2002.

Details of the amounts receivable from the customers with the top five largest receivable balances at December 31, 2004 and 2003 are as follows:

	Percentage of accounts receivable December 31,
	2004	2003
Five largest receivables balances	75%	96%

The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibility on a periodic basis. Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year	$3,095	$1,133	$1,094
Beginning balance relating to acquisition	1,142	—	—
Bad debt expense	398	2,366	762
Write-offs and other	(1,073)	(404)	(723)

Balance at end of year	$3,562	$3,095	$1,133

The Company’s business growth is indirectly dependent on government budgetary policy for the telecommunications and Internet industries in China. The laws and regulations applicable to the telecommunications and Internet industry in China remain unsettled and could have a material adverse effect on the Company’s business. The Company’s customer base is concentrated and the loss of one or more customers could cause the Company’s business to suffer.

18.    Stock Option Plans

General—Under the Company’s 2002 Stock Option Plan, the Company was authorized to grant options to purchase up to 4.5 million shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options (“ISO”) and nonqualified options (“NQO”). Prior to adoption of the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Plans”).

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

Option activity for the Plans is summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2002	8,309,168	$9.40
Granted (weighted average fair value of $3.56)	3,346,917	4.27
Cancelled	(741,550)	12.46
Exercised	(1,028,970)	2.68

Outstanding, December 31, 2002	9,885,565	8.14
Granted (weighted average fair value of $5.24)	2,289,590	6.02
Cancelled	(2,010,005)	10.87
Exercised	(507,267)	2.42

Outstanding, December 31, 2003	9,657,883	7.37
Granted (weighted average fair value of $5.17)	2,609,650	5.44
Cancelled	(1,139,969)	9.87
Exercised	(386,970)	3.64

Outstanding, December 31, 2004	10,740,594	6.77

The exercise price of all options granted during the periods was equal to the fair market value of the Company’s common stock on the dates of grant. The fair value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding at December 31, 2004 is as follows:

	Options Outstanding as of December 31, 2004			Options Exercisable as of December 31, 2004
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.005 to 1.25	563,167	1.75	$1.09	563,167	$1.09
$1.50 to 2.50	27,265	2.29	1.63	27,265	1.63
$2.75 to 3.00	708,700	3.07	2.79	708,700	2.79
$3.35 to 6.17	4,790,924	8.48	4.49	1,283,915	4.05
$6.51 to 7.36	1,544,585	8.86	6.94	301,353	7.00
$7.59 to 7.75	1,114,745	5.12	7.61	1,034,686	7.60
$8.00 to 9.63	986,711	6.18	9.11	881,957	9.11
$10.00 to 19.63	360,737	5.87	12.45	353,637	12.47
$24.00 to 47.03	643,760	5.15	24.62	643,760	24.62

Total	10,740,594	6.96	$6.77	5,798,440	$7.95

Total number of options exercisable and the weighted average exercise price were 5,018,599 and 4,037,745 and, $8.11 and $7.89 and, as of December 31, 2003 and 2002, respectively.

Deferred stock compensation—As discussed in Note 2, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company’s common stock for options granted prior to December 31, 1997, which were all fixed awards. Accordingly, the Company recorded compensation expense of $105 and $407 for the years ended December 31, 2003 and 2002, respectively, and nil for 2004.

19.    Stock Repurchase Program

In the fourth quarter of 2004, the Board of Directors of the Company has approved a stock repurchase program (the “Program”) under which the Company may repurchase up to 5,000,000 shares of its outstanding common stock, par value US$0.01, for a period of up to six months. From the inception of the Program to year ended December 31, 2004, the Company has repurchased 158,826 shares at a cost of $868, which has been recorded at cost within shareholder’s equity.

20.    Segment Information

With the recent acquisition of Lenovo on October 19, 2004, the Company is organized into two business units, AsiaInfo Technologies (“AsiaInfo excluding Lenovo-AsiaInfo”), encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo (“Leonovo-AsiaInfo”), providing IT services including IT consulting, software customization, and business process outsourcing services to China’s enterprise market. The business units are further organized into three operating segments by product types that is comprised of: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As segment reporting only occurred after acquisition of Lenovo, prior years’ comparative information cannot be reclassified into these 2 business units but are reclassified into operating segments that are by product types.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee comprising the Company’s Chief Executive Officer, Chief Financial Controller and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as external sales, inter-segment sales, interest revenue (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segment.

Condensed statements of operations and total assets for the Company’s reportable segments:

	Years Ended December 31,
	2004			2003	2002
	AsiaInfo excluding Lenovo- AsiaInfo	Lenovo- AsiaInfo	Total	Total	Total
Software products and solutions	$40,098	$4,727	$44,825	$31,488	$33,013
Service	18,517	2,715	21,232	22,891	28,745
Third party hardware	37,962	2,658	40,620	61,795	59,508

Total revenues	96,577	10,100	106,677	116,174	121,266

Cost of revenues:
Software products and solutions	18,523	2,373	20,896	14,546	13,161
Service	7,483	1,276	8,759	8,971	11,306
Third party hardware	36,064	2,526	38,590	58,704	56,533

Total cost of revenues	62,070	6,175	68,245	82,221	81,000

Gross profit	34,507	3,925	38,432	33,953	40,266

Business unit expenses:
Sales and marketing	12,491	2,683	15,174	11,340	14,680
General and administrative (1)	247	458	705	2,366	762
Research and development	8,511	396	8,907	9,130	8,503
In-process research and development	—	—	—	169	350
Impairment of goodwill and acquired intangible assets	—	—	—	30,221	—
Amortization of deferred stock compensation	—	—	—	105	407
Amortization of acquired intangible assets	631	276	907	209	1,749

Total business unit expenses	21,880	3,813	25,693	53,540	26,451

Contribution profit (loss)	$12,627	$112	$12,739	$(19,587)	$13,815

Total assets (2)	$234,912	$61,677	$296,589	$240,022

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.
(2)	Included in total assets are net accounts receivable of $42,762 and $15,590 for “AsiaInfo excluding Lenovo-AsiaInfo” and “Lenovo-AsiaInfo” for 2004, respectively.

Reconciliation of operating segment contribution profit (loss) to income (loss) before provision for income taxes:

	Years Ended December 31,
	2004	2003	2002
Total contribution profit (loss) for reportable segments	$12,739	$(19,587)	$13,815
Corporate general and administrative expenses	(8,417)	(8,461)	(9,145)
Net interest income	2,324	1,573	2,158
Gain from disposal of investment	4,040	—	—
Other expense, net	(20)	(133)	(708)

Income (loss) before income taxes, minority interests and equity in loss of affiliate	$10,666	$(26,608)	$6,120

Reconciliation of Non-GAAP Measures

In addition to the above segment information, the Company also assesses the following tables, which analyzes revenues net of hardware costs. The Company believes that the presentation of this non-GAAP measure provides useful information for investors regarding the Company’s financial performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the Company’s financial results prepared in accordance with GAAP.

	Years Ended December 31,
	2004			2003	2002
	AsiaInfo excluding Lenovo- AsiaInfo	Lenovo- AsiaInfo	Total	Total	Total
Revenues net of hardware costs:
Software products and solutions	$40,098	$4,727	$44,825	$31,488	$33,013
Service	18,517	2,715	21,232	22,891	28,745
Third party hardware	1,898	132	2,030	3,091	2,975

Total revenues net of hardware costs	60,513	7,574	68,087	57,470	64,733

Cost of sales net of hardware costs	26,006	3,649	29,655	23,517	24,467

Gross profit	$34,507	$3,925	$38,432	$33,953	$40,266

A reconciliation table of Total Revenues Net of Hardware Costs and Total Revenues for the three years ended December 31, 2004 is as follows:

	Years Ended December 31,
	2004			2003	2002
	AsiaInfo excluding Lenovo- AsiaInfo	Lenovo- AsiaInfo	Total	Total	Total
Net revenue	$60,513	$7,574	$68,087	$57,470	$64,733

Third party hardware costs	36,064	2,526	38,590	58,704	56,533

Total revenues	$96,577	$10,100	$106,677	$116,174	$121,266

For the years ended December 31, 2004, 2003 and 2002, almost all of the Company’s revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2004, 2003 and 2002, 100% of the Company’s long-lived assets are located in the PRC.

21.    Related Party Transactions

The Company has entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (“Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications related IT services business on October 19, 2004. As part of the purchase consideration, the Company has already issued 974,284 shares of the Company as down payment to Lenovo and the Company’s subsidiary, Bonson Information Technology Limited (“Bonson”), has entered into a forward contract with a subsidiary of Lenovo under which Bonson is obligated to deliver the Company’s shares having an aggregate market value of approximately $27,151 at any time during the twelve month period following the closing date. Upon settlement of the forward contract, Lenovo will own approximately 10 to 12 percent of the Company’s outstanding common stock, depending on the share price on settlement date.

In the years ended December 31, 2004, 2003 and 2002, the Company entered into network solutions and software revenue contracts with China Netcom (Group) Company Limited (“China Netcom”, formerly known as China Netcom Corporation Ltd.) with a total contract sum of approximately $10,293, $16,578 and $10,108, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

Transactions with related parties:

	Years Ended December 31,
	2004			2003	2002
	Lenovo	China Netcom	Total	China Netcom	China Netcom
Revenues:
Software products and solutions	$2,998	$3,194	$6,192	$3,427	$1,720
Service	151	3,823	3,974	3,004	1,166
Third party hardware	15	2,931	2,946	8,457	3,855

Total revenues	$3,164	$9,948	$13,112	$14,888	$6,741

Purchases:
Software products and solutions	$83	$27	$110	$—	$—
Service	15	8	23	—	—
Third party hardware	1,237	—	1,237	—	—

Total purchases	$1,335	$35	$1,370	$—	$—

Included in operating expenses:
Sales and marketing	$136	$10	$146	$—	$—
General and administrative	78	13	91	—	—
Research and development	31	20	51	—	—

Total operating expenses	$245	$43	$288	$—	$—

	December 31,
Balances with related parties:	2004			2003
	Lenovo	China Netcom	Total	China Netcom
Accounts receivable (net of allowances of $147 in 2004 and $9 in 2003)	$8,457	$5,357	$13,814	$6,045
Other receivables	198	—	198	—
Accounts payable	2,300	—	2,300	—
Deferred revenue	64	1,263	1,327	1,788
Other payables	135	—	135	—

All contract prices and terms with related parties are entered into at market price.

On May 16, 2002, China Merchants Bank, Beijing Branch (“Merchants Bank”) entered into an agreement to provide a revolving credit facility to China Netcom of up to approximately $9,061 in connection with China Netcom’s past and future purchases of network solutions from AsiaInfo Technologies. AsiaInfo Technologies has guaranteed China Netcom’s obligations to Merchants Bank under the facility and agreed to pay principal and interest on the drawn loan if China Netcom defaulted. China Netcom may draw on the facility to fund amounts that will become payable to AsiaInfo Technologies under bankers’ acceptances and the amount drawn down by China Netcom was approximately $2,055 as of December 31, 2002, and the guarantee was expired on May 16, 2003.

22.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2004, 2003 and 2002 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2004
Revenues	$32,182	$20,006	$22,508	$31,981
Gross profit	12,120	8,358	8,701	9,253
Net income	808	4,978	2,029	1,976
Net income per share—basic	0.02	0.11	0.04	0.04
—diluted	0.02	0.11	0.04	0.04

Year Ended December 31, 2003
Revenues	$30,612	$27,984	$26,904	$30,674
Gross profit	9,250	9,996	7,202	7,505
Net (loss) income	(268)	2,249	(1,053)	(29,047)
Net (loss) income per share—basic	(0.01)	0.05	(0.02)	(0.66)
—diluted	(0.01)	0.05	(0.02)	(0.66)

Year Ended December 31, 2002
Revenues	$23,599	$32,571	$36,559	$28,537
Gross profit	7,441	8,500	13,037	11,288
Net (loss) income	(2,600)	468	3,616	1,422
Net (loss) income per share—basic	(0.06)	0.01	0.08	0.03
—diluted	(0.06)	0.01	0.08	0.03

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

(In US dollars thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$19,529	$61,985
Restricted cash	14,000	14,000
Short-term investments	36,949	5,218
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $87 in 2004 and $231 in 2003)	6,309	6,000
Accounts receivable due from related parties (net of allowances of nil in both 2004 and 2003)	160	1,135

Total accounts receivable	6,469	7,135

Inventories	4,202	575
Amount due from subsidiaries and affiliates	44,161	12,539
Prepaid expenses and other current assets	3,204	10,691

Total current assets	128,514	112,143
Goodwill	2,766	2,766
Investment in subsidiaries and affiliates	107,675	82,627

Total Assets	$238,955	$197,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,353	$4,090
Accrued expenses	4,961	5,740
Deferred revenue (including deferred revenue from related parties: 2004 : $3; 2003 : $3)	817	350
Other payables	27,501	438
Other current liabilities	511	322

Total current liabilities	37,143	10,940

Stockholders’ Equity:
Common stock, 100,000,000 shares authorized, $0.01 par value, shares issued: 2004: 46,473,532; 2003: 45,112,278, shares issued and outstanding: 2004: 46,314,706; 2003: 45,112,278	465	451
Additional paid-in capital	211,394	205,154
Treasury stock, 158,826 shares at cost	(868)	—
Accumulated deficit	(9,218)	(19,009)
Accumulated other comprehensive income	39	—

Total stockholders’ equity	201,812	186,596

Total Liabilities and Stockholders’ Equity	$238,955	$197,536

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENT OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Software products and solutions
Sales to non-related parties	$827	$425	$639
Sales to related parties	—	—	—

Total software products and solutions	827	425	639

Service
Sales to non-related parties	1,470	2,497	9,131
Sales to related parties	239	43	399

Total service	1,709	2,540	9,530

Third party hardware
Sales to non-related parties	10,643	9,857	9,176
Sales to related parties	27	1,322	504

Total third party hardware	10,670	11,179	9,680

Total revenues	13,206	14,144	19,849

Cost of revenues:
Software products and solutions	561	285	496
Service	(617)	150	3,322
Third party hardware	10,136	10,620	9,196

Total cost of revenues	10,080	11,055	13,014

Gross profit	3,126	3,089	6,835

Operating expenses:
Selling, general and administrative	5,006	4,403	4,280
Other general expenses	—	1,560	4,085

Total operating expenses	5,006	5,963	8,365

Loss from operations	(1,880)	(2,874)	(1,530)
Other non-operating income, net	6,356	905	1,053

Income (loss) before income taxes, minority interests and equity in loss of affiliate	4,476	(1,969)	(477)
Income tax expense (benefit)	235	(1,478)	(517)
Equity in gain (loss) of subsidiaries and affiliate	5,550	(27,628)	2,866

Net income (loss)	$9,791	$(28,119)	$2,906

Net income (loss) per share:
Basic	$0.21	$(0.63)	$0.07

Diluted	$0.19	$(0.63)	$0.06

Shares used in computation:
Basic	45,590,980	44,459,010	43,583,420

Diluted	52,008,220	44,459,010	45,961,545

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stocks	Deferred Stock Compensation	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2002	42,132,818	$421	$178,649	$—	$(512)	$6,204	$—	$184,762
Comprehensive income:
Net income	—	—	—	—	—	2,906	—	2,906	$2,906

Issuance of common stock on acquisition of a business	1,031,686	11	17,992	—	—	—	—	18,003
Stock option exercises and other	1,028,970	10	2,748	—	—	—	—	2,758
Income tax benefit from exercise of stock options	—	—	1,260	—	—	—	—	1,260
Amortization of deferred stock compensation	—	—	—	—	407	—	—	407

Balance at December 31, 2002	44,193,474	442	200,649	—	(105)	9,110	—	210,096
Comprehensive loss:
Net loss	—	—	—	—	—	(28,119)	—	(28,119)	$(28,119)

Issuance of common stock on acquisition of a business	349,315	3	2,547	—	—	—	—	2,550
Stock option exercises	507,267	5	1,220	—	—	—	—	1,225
Stock issued for services and other	62,222	1	299	—	—	—	—	300
Income tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Amortization of deferred stock compensation	—	—	—	—	105	—	—	105

Balance at December 31, 2003	45,112,278	451	205,154	—	—	(19,009)	—	186,596

Comprehensive income:
Net income	—	—	—	—	—	9,791	—	9,791	$9,791
Other comprehensive income, net of tax:
Unrealized gain in available-for-sale investments	—	—	—	—	—	—	39	39	39

Comprehensive income									$9,830

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	—	(868)

Balance at December 31, 2004	46,314,706	$465	$211,394	$(868)	$—	$(9,218)	$39	$201,812

***********************************************