Form 10-Q
period 2005-03-31
ASIAINFO HOLDINGS INC
filed 2005-05-10
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

+8610 8216 6688

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock as of May 6, 2005 was 46,495,139

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software products and solutions
Sales to non-related parties	$11,798	$9,047
Sales to related parties	4,290	625

Total software products and solutions	16,088	9,672

Service
Sales to non-related parties	6,299	3,755
Sales to related parties	461	708

Total service	6,760	4,463

Third party hardware
Sales to non-related parties	5,713	16,325
Sales to related parties	872	1,521

Total third party hardware	6,585	17,846

Total revenues	29,433	31,981

Cost of revenues:
Software products and solutions (including purchases from related parties of $44 and $7 for the three months ended March 31, 2005 and 2004, respectively)	7,199	3,923
Service (including purchases from related parties of $40 and $2 for the three months ended March 31, 2005 and 2004, respectively)	4,432	1,850
Third party hardware	6,256	16,954

Total cost of revenues	17,887	22,727

Gross profit	11,546	9,254

Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties of $67 and $3 for the three months ended March 31, 2005 and 2004, respectively)	5,166	2,613
General and administrative (including general and administrative expenses to related parties of $63 and $3 for the three months ended March 31, 2005 and 2004, respectively)	1,979	2,469
Research and development (including research and development expenses to related parties of $17 and $5 for the three months ended March 31, 2005 and 2004, respectively)	3,178	2,022
Amortization of acquired intangible assets	427	178

Total operating expenses	10,750	7,282

Income from operations	796	1,972

Other income (expense):
Interest income	808	352

Loss on sales of short-term investments	(3)	—
Other income (expense), net	11	(21)

Total other income, net	816	331

Income before income taxes and equity in loss of affiliates	1,612	2,303
Income tax expense	242	288

Income before equity in loss of affiliate	1,370	2,015

Equity in loss of affiliate	—	(38)

Net income	$1,370	$1,977

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Shares used in computation:
Basic	45,263,122	45,301,278

Diluted	51,820,603	47,354,713

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In US dollars thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$93,741	$94,156
Restricted cash	15,662	15,625
Short-term investments	49,674	56,949
Notes receivable	2,374	6,482
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $2,681 on March 31, 2005 and $3,497 on December 31, 2004)	48,742	44,538
Accounts receivable due from related parties (net of allowances of $244 on March 31, 2005 and $147 on December 31, 2004)	10,389	13,814

Total accounts receivable	59,131	58,352

Inventories	7,731	7,932
Other receivables (including other receivables due from related parties: March 31, 2005: $229; December 31, 2004: $198)	4,017	3,917
Deferred income taxes – current	1,827	1,715
Prepaid expenses and other current assets	3,658	4,076

Total current assets	237,815	249,204

Property and equipment-net	2,440	1,895
Goodwill	37,704	37,704
Other acquired intangible assets-net	6,965	7,392
Deferred income taxes	267	394

Total Assets	$285,191	$296,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$5,511	$5,720
Accounts payable (including accounts payable due to related parties: March 31, 2005: 1,519; December 31, 2004: 2,300)	15,073	16,793
Accrued expenses	15,242	14,701
Deferred revenue (including deferred revenue from related parties: March 31,2005: $1,715; December 31, 2004: $1,327)	14,892	15,381
Accrued employee benefits	8,731	7,061
Other payables (including other payables due to related parties: March 31, 2005: $46; December 31, 2004:$135)	5,183	4,739
Shares payable for acquisition	27,213	27,213
Other taxes payable	279	1,367
Income taxes payable	1,973	1,822

Total current liabilities	94,097	94,797

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock: $0.01 par value; authorized: 100,000,000 shares; shares issued: 46,488,762 and 46,473,532 at March 31, 2005 and December 31, 2004, respectively; shares issued and outstanding: 43,956,881 and 46,314,706 at March 31, 2005 and December 31, 2004, respectively.	465	465
Additional paid-in capital	211,449	211,394
Treasury stock, at cost, 2,531,881 shares and 158,826 shares at March 31, 2005 and December 31, 2004, respectively	(12,705)	(868)
Accumulated deficit	(7,848)	(9,218)
Accumulated other comprehensive (loss) income	(267)	19

Total stockholders’ equity	191,094	201,792

Total Liabilities and Stockholders’ Equity	$285,191	$296,589

(1)	December 31, 2004 balances were extracted from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,370	$1,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	417	374
Amortization of other acquired intangible assets	427	178
Deferred income taxes	15	(2)
Equity in loss of an affiliate	—	38
Loss on disposal of property and equipment	9	5
Loss on sales of short-term investments	3	—
Change in bad debt provision	(717)	(153)

Changes in operating assets and liabilities:
Restricted cash	(38)	85
Notes receivable	4,108	1,040
Accounts receivable	(62)	(13,764)
Inventories	201	(608)
Other receivables	(100)	5,934
Prepaid expenses and other current assets	419	(158)
Notes payable	(209)	3,181
Accounts payable	(1,720)	3,988
Accrued expenses	541	787
Deferred revenue	(488)	(1,106)
Accrued employee benefits	1,670	1,032
Other payables	(610)	(9)
Other taxes payable	(1,088)	(545)
Income taxes payable	151	490

Net cash provided by operating activities	4,299	2,764

Cash flows from investing activities:
Decrease in short-term investments	6,959	2,844
Proceeds from sales of short-term investments	21	—
Purchases of property and equipment	(973)	(322)
Purchases of business	(169)	(939)
Proceeds on disposal of property, plant, and equipment	1	1

Net cash provided by investing activities	5,839	1,584

	Three Months Ended March 31,
	2005	2004
Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	55	1,007
Repurchase of common stock	(10,615)	—

Net cash (used in) provided by financing activities	(10,560)	947

Net (decrease) increase in cash and cash equivalents	(422)	5,295
Cash and cash equivalents at beginning of period	94,156	119,395
Effect of exchange rate changes on cash and cash equivalents	7	(4)

Cash and cash equivalents at end of period	$93,741	$124,686

Supplemental cash flow information:
Cash paid during the period:
Income tax	$87	$—

Interest	$—	$—

Non-cash investing activities:

In October 2004, the Company acquired Lenovo Group Limited’s (“Lenovo”) non-telecom related IT services business for a total consideration of $36,784. The consideration for the acquisition is composed of the following: cash for $4,789, of which, $3,229 represented transaction costs assumed by the Company; shares of the Company valued at $4,844 (RMB40 million) and a forward contract with a subsidiary of Lenovo to deliver shares of the Company with a market value of approximately $27,213 (RMB225 million). Of the cash amount, $2,866 and $169 was paid in 2004 and in the first quarter of 2005 respectively. In connection with the acquisition, the Company acquired net tangible assets of $7,939 and intangible assets with a fair value of $5,924, and an acquired goodwill of $22,921.

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three Months Ended March 31, 2005 and 2004

(In US dollars thousands, except share and per share amounts)

1.    BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2005, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue from software products and solutions includes the benefit of the rebate of valued added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouragement of software development in the PRC. The rebate was $1,148 and $605 for the three months ended March 31, 2005 and 2004, respectively.

Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $25,397 at March 31, 2005 and $33,084 at December 31, 2004. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in contracts with customers.

At March 31, 2005 and December 31, 2004, the balance of trade accounts receivable of $33,734 and $25,268, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income (loss) in stockholders’ equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on March 31, 2005 was US$1.00=RMB8.2765. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Recently Issued Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

In November 2004, the EITF reached consensus on EITF Issue No. 03-13 – Applying the Conditions of Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations (“Issue No. 03-13”). Issue No. 03-13 provides that classification of a disposed component as a discontinued operation is appropriate only if the ongoing entity has no continuing direct cash flows, and does not retain an interest, contract, or other arrangement sufficient to enable it to exert significant influence over the disposed component’s operating and financial policies after the disposal transaction. This issue is effective for components that are disposed of or classified as held for sale in periods beginning after December 15, 2004. The adoption of this Issue in the first quarter of 2005 did not have any material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its financial statements but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, “Share-Based Payment.”) SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under APB Opinion No. 25, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. Beginning on January 1, 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The impact of adopting this new accounting standard is expected to have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. The Company is evaluating the transition method and pricing model alternatives upon adoption.

2.    CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3.    SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale marketable securities and consist principally of corporate stock and bonds, variable rate securities, variable rate preferred securities and certificates of deposit issued by major financial institutions. The available-for-sale investments are carried at fair market value and their unrealized holding gains or losses resulting from the change in market value are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.

4.    NOTES RECEIVABLE

At March 31, 2005 and December 31, 2004, the balances of notes receivable of $2,374 and $6,482, respectively, represented bank acceptance drafts of $721 and $4,344 that are non-interest bearing and due within six months and commercial acceptance notes of $1,653 and $2,138, respectively.

5.    COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$1,370	$1,977
Unrealized loss on available-for-sale investments	(292)	—
Change in cumulative translation adjustment	7	(3)

Comprehensive income	$1,085	$1,974

6.    SHORT-TERM BANK LOANS

As of March 31, 2005 and December 31, 2004, the Company had total short-term banking facilities for working capital purposes totalling $35,707, expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of March 31, 2005 and December 31, 2004. At March 31, 2005, unused short-term credit facilities were $27,704 and used facilities totaled $8,003. The used facilities are pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,662 were used for issuing guarantees, and bank acceptance drafts as of March 31, 2005. At December 31, 2004, unused short-term credit facilities were $27,340 and used facilities totaled $8,367. The used facilities are pledged as security for standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,625 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2004. Bank deposits pledged as security for these credit facilities totaled $15,662 and $15,625 as of March 31, 2005 and December 31, 2004, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

As of March 31, 2005 and December 31, 2004, the Company did not have any outstanding bank borrowings.

7.    NOTES PAYABLE

At March 31, 2005 and December 31, 2004, the balances of notes payable of $5,511 and $5,720, respectively, represented commercial notes of $850 and $1,733, and bank acceptance drafts of $4,661 and $3,987, respectively, that are non-interest bearing and due within six months.

8.    INCOME TAXES

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

A reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2005	2004
US federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(33)	(22)
Increase in valuation allowance	15	—
Other	(2)	—

	15%	13%

9.    CAPITAL STOCK

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Outstanding options weighted average exercise price per share
Outstanding, January 1, 2005	10,740,594	$6.77
Granted	50,000	$4.67
Cancelled	(230,329)	$6.85
Exercised	(15,230)	$3.62

Outstanding, March 31, 2005	10,545,035	$6.76

The exercise price of all options granted during the three months ended March 31, 2005 was equal to the fair market value of the Company’s common stock on the dates of grant.

10.    ACCOUNTING FOR STOCK-BASED COMPENSATION

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$1,370	$1,977
Deduct: Total stock-based compensation expense under SFAS 123, net of tax effect	(1,366)	(1,820)

Pro forma net income	$4	$157

Net income per share as reported

Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Pro forma net income per share
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

11.    NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2005	2004
Net income (numerator)
Net income
Basic and diluted	$1,370	$1,977

Shares (denominator):
Weighted average Common Stock Outstanding

Basic	45,263,122	45,301,278
Dilutive effect of employee stock options	1,189,952	2,053,435
Dilutive effect of forward contract	5,367,529	—

Diluted	51,820,603	47,354,713

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

As of March 31, 2005 and 2004, the Company had 6,433,392 and 4,625,706 common stock options outstanding respectively, that could have potentially diluted earnings per share (“EPS”) in the future, but which were excluded in the computation of diluted EPS in the relevant periods, as their exercise prices were above the average market values in such periods.

As of March 31, 2005, the Company has included 5,367,529 shares issuable to Lenovo as part of the purchase price consideration in the calculation of its diluted EPS as it has a potential dilutive effect.

12.     SEGMENT INFORMATION

Since the acquisition of the IT services business of Lenovo Group Limited in October 2004, the Company is presently organized as two business units, AsiaInfo Technologies (“AsiaInfo Technologies”), encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo (“Lenovo-AsiaInfo”), providing IT services including IT consulting, software customization, and business process outsourcing services to China’s enterprise market. The business units are further organized into three operating segments by product types that are comprised of: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As segment reporting only occurred after the acquisition of Lenovo’s IT services business, prior period’s comparative information cannot be reclassified into these two business units, but have been reclassified into the operating segments by product types.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as external sales, inter-segment sales, interest revenue (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

Condensed income statement and total assets for the Company’s reportable segments:

	Three months ended March 31,
	2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Software products and solutions	$11,700	4,388	$16,088	$9,672
Service	4,152	2,608	6,760	4,463
Third party hardware	6,250	335	6,585	17,846

Total revenues	22,102	7,331	29,433	31,981

Cost of revenues:
Software products and solutions	4,823	2,376	7,199	3,923
Service	2,549	1,883	4,432	1,850
Third party hardware	5,937	319	6,256	16,954

Total cost of revenues	13,309	4,578	17,887	22,727

Gross profit	8,793	2,753	11,546	9,254

Business unit expenses:
Sales and marketing	2,591	2,575	5,166	2,613
General and administrative (1)	(153)	(57)	(210)	(153)
Research and development	2,605	573	3,178	2,022

Amortization of acquired intangible assets	—	427	427	178

Total business unit expenses	5,043	3,518	8,561	4,660

Contribution profit (loss)	$3,750	$(765)	$2,985	$4,594

	As of March 31, 2005			As of December 31, 2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total Assets (2)	$216,480	$68,711	$285,191	$234,912	$61,677	$296,589

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The negative figures of general and administrative expenses were mainly attributable to bad debt collections during the quarter ended March 31, 2005 and 2004.
(2)	Included in total assets are net accounts receivable: $42,419 and $16,712 for “AsiaInfo Technologies” and “Lenovo-AsiaInfo” at March 31, 2005, respectively and $42,762 and $15,590 for “AsiaInfo Technologies” and “Lenovo-AsiaInfo” at December 31, 2004, respectively.

Reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended March 31,
	2005	2004
Total contribution profit for reportable segments	$2,985	$4,594
Corporate general and administrative expenses	(2,189)	(2,622)
Interest income	808	352
Loss on sales of short-term investments	(3)	—
Other income (expense), net	11	(21)

Income before income taxes and equity in loss of affiliate	$1,612	$2,303

For the three months ended March 31, 2005 and 2004, almost all of the Company’s revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware and software, and the performance of system integration work and software related services. As of March 31, 2005 and 2004, 100% of the Company’s long-lived assets were located in the PRC.

13.     RELATED PARTY TRANSACTIONS

The Company has entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (“Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications related IT services business on October 19, 2004. The Company’s subsidiary, Bonson Information Technology Limited (“Bonson”), has entered into a forward contract with a subsidiary of Lenovo under which Bonson is obligated to deliver shares of the Company’s common stock having an aggregate market value of approximately $27,213 at any time during the twelve month period following the closing date. Upon settlement of the forward contract, Lenovo will own approximately 10 to 12 percent of the Company’s outstanding common stock, depending on the share price on the settlement date and other variables.

In the three months ended March 31, 2005 and 2004, the Company entered into network solutions and software contracts with China Netcom (Group) Company Limited (“China Netcom”, formerly known as China Netcom Corporation Ltd.) with a total contract value of approximately $3,910 and $2,065, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom:

	Three months Ended March 31,
	2005			2004
	Lenovo	China Netcom	Total	China Netcom
Revenues:
Software products and solutions	$2,846	$1,444	$4,290	$625
Service	29	432	461	708
Third party hardware	—	872	872	1,521

Total revenues	$2,875	$2,748	$5,623	$2,854

Purchases:
Software products and solutions	$34	$10	$44	$7
Service	37	3	40	2

Total purchases	$71	$13	$84	$9

Included in operating expenses:
Sales and marketing	$63	$4	$67	$3
General and administrative	61	2	63	3
Research and development	11	6	17	5

Total operating expenses	$135	$12	$147	$11

	As of March 31,			As of December 31,
	2005			2004
Balances with related parties:	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Net Accounts receivable	$4,546	$5,843	$10,389	$8,457	$5,357	$13,814
Other receivables	229	—	229	198	—	198
Accounts payable	1,519	—	1,519	2,300	—	2,300
Deferred revenue	732	983	1,715	64	1,263	1,327
Other payables	46	—	46	135	—	135

All contract prices and terms with related parties are entered into at market prices.

14.     COMMITMENTS AND CONTINGENCIES

Litigation- On December 4, 2001, a securities class action case was filed against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of case management.

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

Overview

We are a leading provider of high-quality software, solutions and IT services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecom carriers, we also offer a wide range of enterprise solutions to small, medium and large sized Chinese enterprises, across multiple vertical industries.

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

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunication industry, combined with the Chinese government’s measures to control over-heating in certain sectors of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

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

	THREE MONTHS ENDED MARCH 31,		YEAR ENDED DECEMBER 31,
	2005	2004	2004	2003
	(amounts in thousands of US$)
Software products and solutions revenue	16,088	9,672	44,825	31,488
Service revenue	6,760	4,463	21,232	22,891
Hardware revenue net of hardware costs	329	892	2,030	3,091

Total revenues net of hardware costs	23,177	15,027	68,087	57,470
Total hardware costs	6,256	16,954	38,590	58,704

Total revenues	29,433	31,981	106,677	116,174

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

Service costs. Service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing IT services, management consulting and network solutions projects. Service costs also include hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We typically obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. We currently accrue 0.2% of hardware sales to cover potential warranty expenses. This estimate of warranty cost is based on our current experience with contracts for which the warranty period has expired.

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

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and amortization expenses for intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

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

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 11 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended on December 31, 2004 for details of the preferential treatments for these subsidiaries.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, income taxes, goodwill and other intangible assets, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant assumptions and estimates used in the preparation of our consolidated financial statements.

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

Consolidated Results Of Operations

Revenues. Total revenues, including hardware costs, were $29.4 million in the three-month period ended March 31, 2005, representing a decrease of 8% year-over-year and a 9% decrease over the previous quarter. Revenues net of hardware costs were $23 million in the three-month period ended March 31, 2005, remaining flat sequentially and increasing 54% over the comparable period in 2004. Software revenue was $16.1 million in the three-month period ended March 31, 2005, representing an increase of 66% over the comparable period in 2004 and a slight sequential decrease. Service revenue was $6.8 million in the three-month period ended March 31, 2005, representing an increase of 51% over the comparable period in 2004 and a 6% increase over the previous quarter. The decrease in our total revenues and the increase in our net revenues were primarily attributable to a reduction in hardware pass through sales and an increase in our higher-margin software sales. In addition, during the first quarter of 2005, the IT services business we acquired from Lenovo in the fourth quarter of 2004 contributed 27% and 39% to software revenue and service revenue, respectively.

Cost of revenues. Our cost of revenues decreased 21% to $17.8 million in the first quarter of 2005, from $22.7 million in the first quarter of 2004. The decrease was primarily due to decreased hardware orders, partially offset by increased costs related to software and services, which we incurred in order to meet increased demand.

Gross profit. Our gross profit was $11.5 million in the first quarter of 2005, representing a 25% year-over-year increase and a slight sequential decrease. Our gross margin increased to 39% from 29% in the year-ago period, and from 38% in the previous quarter, as a result of reduced hardware pass-through and the increase in higher-margin software revenue.

Operating expenses. Our operating expenses in the first quarter of 2005 were $10.8 million, representing an increase of 48% against the comparable period in 2004 and a sequential decrease of 10%. Lenovo-AsiaInfo contributed 33% of our operating expenses in the first quarter of 2005.

Sales and marketing expenses were $5.2 million in the three-month period ended March 31, 2005, representing an increase of 98% against the comparable period in 2004. This increase was primarily attributable to sales and marketing expenses of $2.6 million from Lenovo-AsiaInfo.

General and administrative expenses were $2.0 million in the first quarter of 2005, representing decreases of 20% compared with the same period last year. This decrease was partially attributable to bad debt collections during the quarter. Sequentially, our general and administrative expenses decreased 27%, also reflecting the on-going realization of cost synergies from our acquisition of Lenovo’s IT services business in 2004.

Research and development expenses were $3.2 million the first quarter of 2005, representing increases of 57% and 37%, respectively, compared with the same period in 2004 and the previous quarter. These increases are primarily attributable to our research and development efforts in developing software products to support our future growth.

Net income (loss). Net income for the first quarter was $1.4 million, or $0.03 per basic share, compared to $2.0 million or $0.04 per basic share for the year-ago period, and $0.81 million or $0.02 per basic share, for the previous quarter.

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

Our net operating cash flow increased to $4.3 million in the first quarter of 2005, driven by continued enhancement of collections. Our total cash position, including cash and cash equivalents, restricted cash and short term investments, decreased from $166.7 million at December 31, 2004 to $159.1 million at March 31, 2005. This decrease was primarily attributable to repurchases of our common stock during the quarter.

Our accounts receivable balance at March 31, 2005 was $59.1 million, consisting of $33.7 million in billed receivables and $25.4 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the first quarter, our days sales outstanding were 181 days, as compared to 153 days at December 31, 2004, as a result of higher gross revenues and lower accounts receivable during the quarter.

Our inventory position at the end of the quarter was approximately $7.7 million, representing a 3% decrease over the previous quarter’s $7.9 million.

As of March 31, 2005, we had total short-term credit facilities for working capital purposes totaling $35.7 million, expiring by December 2005, which were secured by bank deposits of $14.0 million. $8 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.7 million were used for issuing standby letters of credit and bank acceptance drafts. Bank deposits pledged as security for these standby letters of credit, bank acceptance drafts and short-term credit facilities totaled $15.7 million as of March 31, 2005, and are presented as restricted cash in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements Recently Adopted

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements.

•	FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. We do not expect that the adoption of this standard will have a material impact on our financial statements.

•	EITF Issue No. 03-13 “Applying the Conditions of Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” The adoption of this Issue in the first quarter of 2005 did not have any material impact on the Company’s financial statements.

•	FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. The proposed Statement will eliminate our ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally will require instead that such transactions be accounted for using a fair-value based method. As a result of this accounting pronouncement, we anticipate that the adoption of this standard on January 1, 2006 will have a material impact on our financial statements. Prior to the adoption of SFAS No. 123(R), we will continue to utilize the accounting method prescribed by APB Opinion No. 25 with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

•	FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). We are currently evaluating the effect that the adoption of SFAS 153 will have on our financial statements but do not expect it to have a material impact.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased in 2002, adversely affecting our net revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

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

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, or restricted businesses. We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. As a result, we operate the restricted business through affiliated entities in which we do not hold a direct equity interest. We currently operate the restricted business through Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and, upon the receipt by Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, of certain business licenses and qualifications, we intend to operate the restricted business through Lenovo Security. Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and certain of our employees who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2005 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 16, 2005.

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

In June of 2004 we entered into similar contractual arrangements with Beijing Star VATS Technologies, Inc., or Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which was established to engage in the value-added telecommunications services, or VATS, business in China. As with the restricted business, certain regulations in China restrict foreign ownership of companies engaged in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

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

Our main domestic competitors in China include local systems integration and IT services firms, including Digital China, Huawei, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services, HP Services, which are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as PwC Consulting (recently acquired by IBM), Deloitte Consulting, Capgemini, Accenture, and Bearing Point, have also entered China’s IT services market.

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

We currently have authorized the size of our board of directors to be not less than three nor more than ten directors. The terms of the office of the ten-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of March 31, 2005, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB8.2765. Hypothetically, if the exchange rate were to increase by 2% to US$1.00 = RMB8.4420, our net assets would potentially decrease by $1,896. If the exchange rate was to decrease by 2% to US$1.00 = RMB8.1110, then our net assets would potentially increase by $1,896. To avoid currency risk related to the Renminbi, we maintain a significant portion of our cash deposits in U.S. dollars. At times, we have used these U.S. dollar deposits to collateralize Renminbi denominated loans from Chinese banks.

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

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended March 31, 2005. Our exposure to interest rate changes is limited as we do not have variable rate or long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). During the assessment of our internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified that our management lacked appropriate experience and expertise relating to accounting for income taxes under U.S. GAAP. In order to remediate this weakness, in March of 2005 we contracted with a qualified outside vendor to provide on-going general tax, accounting and business advisory services on a retainer basis. In addition, during the first quarter of 2005 we identified a suitable internal U.S. tax expert who has become an employee in our Finance Department, effective May 1, 2005. Except for the foregoing, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 4, 2001, a securities class action case was filed against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions to their purchasing shares in our IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management. On July 15, 2002, together with the other issuer defendants, we filed a collective motion to dismiss the consolidated, amended complaints against the issuers on various legal grounds common to all or most of the issuer defendants. The underwriters also filed separate motions to dismiss the claims against them. On October 9, 2002, the court dismissed without prejudice all claims against the individual defendants in the litigation. The dismissals were based on stipulations signed by those defendants and the plaintiffs’ representatives. On February 19, 2003, the court issued its ruling on the motions to dismiss filed by the underwriter and issuer defendants. In that ruling the court granted in part and denied in part those motions. As to the claims brought against us under the anti-fraud provisions of the securities laws, the court dismissed all such claims without prejudice. As to the claims brought under the registration provisions of the securities laws, which do not require that intent to defraud be pleaded, the court denied the motion to dismiss such claims as to us and as to substantially all of the other issuer defendants. The court also denied the underwriter defendants’ motion to dismiss in all respects.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In the fourth quarter of 2004, our board of Directors approved a stock repurchase program under which we may repurchase up to 5,000,000 shares of our outstanding common stock for a period of up to six months. During the quarter ended March 31, 2005, we repurchased 2,373,055 shares at a cost of $11.8 million. The following table provides a breakdown of the purchases we made under the repurchase plan during the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005–January 31, 2005	1,048,955	$4.91	1,048,955	3,792,219
February 1, 2005—February 28, 2005	0	0	0	3,792,219
March, 1 2005—March 31,2005	1,324,100	$4.99	1,324,100	2,468,119
Total	2,373,055	$4.95	2,373,055	2,468,119

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Stockholders

We held our Annual Meeting of Shareholders on April 21, 2005. For more information on the following proposals, please refer to our definitive proxy statement dated March 16, 2005, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

DIRECTOR	FOR	WITHHELD
Edward Tian	37,946,571	316,690
Chang Sun	37,754,759	508,502
Davin A. Mackenzie	38,000,474	262,787

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

For	37,890,056
Against	357,295
Abstain	15,910

Total	38,263,261

(3) our shareholders approved our 2005 Stock Incentive Plan:

For	19,696,212
Against	4,272,220
Abstain	64,057

Total	24,032,489

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K

We furnished a Current Report on Form 8-K on April 8, 2005 relating to an amendment to our 2005 Stock Incentive Plan (the “Plan”). We furnished a Current Report on Form 8-K on April 26, 2005 relating to our quarterly earnings announcement for the quarter ended March 31, 2005, as well as the resignation of Mr. Xingsheng Zhang as our Chief Executive Officer and board member, and the appointment of Mr. Steve Zhang to fill those positions.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 10, 2005	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer
(duly authorized officer
and principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004###

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*

10.1	2002 Stock Option Plan, approved and adopted as of April 18, 2003***

10.2	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999*

10.3	Employment Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated January 27, 2003#

10.4	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Xingsheng Zhang dated May 30, 2003#

10.5	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#

10.6	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#

10.7	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*****

10.8	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*****

10.9	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004##

10.10	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004###

10.11	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004####

10.12	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####

10.13	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####

10.14	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

10.15	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

10.16	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

10.17	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004####

10.18	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004####

10.19	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004####

10.20	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004####

10.21	Employment Agreement between AsiaInfo Holdings, Inc. and Bing Yu dated September 9, 2004####

10.22	Employment Agreement between AsiaInfo Holdings, Inc. and Yue Ma dated October 1, 2004####

10.23	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Chao Wang dated April 1, 2004*****

10.24	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Chao Wang dated April 1, 2004*****

10.25	Asiainfo Holdings, Inc. 2005 Stock Incentive Plan as Amended Through April 8, 2005****

10.26	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004 (filed herewith)

10.27	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.28	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.29	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.30	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Bing Yu dated October 19, 2004 (filed herewith)

10.31	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004 (filed herewith)

10.32	Power of Attorney executed by Bing Yu dated December 2, 2004 (filed herewith)

10.33	Power of Attorney executed by Zheng Wang dated December 2, 2004 (filed herewith)

10.34	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.35	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.36	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

10.37	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 (filed herewith)

11.1	Statement regarding computation of per share earnings (included in note 11 to the consolidated financial statements included in this report)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.
****	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
*****	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004
#	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
##	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
###	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
####	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.