Form 10-Q
period 2005-06-30
ASIAINFO HOLDINGS INC
filed 2005-08-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares outstanding of the Registrant’s common stock as of August 5, 2005 was 46,722,831

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software products and solutions
Sales to non-related parties	$14,061	$8,422	$25,859	$17,469
Sales to related parties	2,061	907	6,351	1,532

Total software products and solutions	16,122	9,329	32,210	19,001

Service
Sales to non-related parties	5,140	5,011	11,439	8,766
Sales to related parties	1,994	1,071	2,455	1,779

Total Service	7,134	6,082	13,894	10,545

Third party hardware
Sales to non-related parties	3,450	6,149	9,163	22,474
Sales to related parties	378	948	1,250	2,469

Total third party hardware	3,828	7,097	10,413	24,943

Total revenues	27,084	22,508	56,517	54,489

Cost of revenues:
Software products and solutions (including purchases from related parties of $42 and $7 for the three months ended June 30, 2005 and 2004, respectively, and $86 and $14 for the six months ended June 30, 2005 and 2004, respectively)	8,271	4,339	15,470	8,263
Service (including purchases from related parties of $10 and $2 for the three months ended June 30, 2005 and 2004, respectively, and $50 and $4 for the six months ended June 30, 2005 and 2004, respectively)	4,033	2,726	8,465	4,576
Third party hardware	3,637	6,742	9,893	23,696

Total cost of revenues	15,941	13,807	33,828	36,535

Gross profit	11,143	8,701	22,689	17,954

Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties of $44 and $3 for the three months ended June 30, 2005 and 2004, respectively, and $111 and $5 for the six months ended June 30, 2005 and 2004, respectively)	4,675	2,982	9,841	5,595
General and administrative (including general and administrative expenses to related parties of $8 and $4 for the three months ended June 30, 2005 and 2004, respectively, and $71 and $7 for the six months ended June 30, 2005 and 2004, respectively)	3,111	1,514	5,090	3,983
Research and development (including research and development expenses to related parties of $11 and $5 for the three months ended June 30, 2005 and 2004, respectively, and $28 and $11 for the six months ended June 30, 2005 and 2004, respectively)	2,755	2,292	5,933	4,314
Amortization of acquired intangible assets	427	151	854	329

Total operating expenses	10,968	6,939	21,718	14,221

Income from operations	175	1,762	971	3,733

Other income
Interest income	811	563	1,619	915
Loss on sales of short-term investments	(11)	—	(14)	—
Other income (expenses), net	—	1	11	(20)

Total other income, net	800	564	1,616	895

Income before income taxes and equity in loss of an affiliate	975	2,326	2,587	4,628
Income tax expense	146	293	388	581

Income before equity in loss of an affiliate	829	2,033	2,199	4,047
Equity in loss of an affiliate	—	(4)	—	(42)

Net income	$829	$2,029	$2,199	$4,005

Net income per share:
Basic	$0.02	$0.04	$0.05	$0.09

Diluted	$0.02	$0.04	$0.04	$0.08

Shares used in computation:
Basic	42,463,868	45,404,422	43,855,764	45,352,850

Diluted	48,356,425	46,905,096	49,646,084	47,129,904

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004(1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,191	$94,156
Restricted cash	15,461	15,625
Short-term investments	41,750	56,949
Notes receivable (including notes receivable of $591 and $2,045 from related parties as of June 30, 2005 and December 31, 2004, respectively)	1,511	6,482
Accounts receivable
Accounts receivable due from non-related parties (net of allowances of $3,548 and $3,497 as of June 30, 2005 and December 31, 2004, respectively)	50,096	44,538
Accounts receivable due from related parties (net of allowances of $496 and $147 as of June 30, 2005 and December 31, 2004, respectively)	8,064	13,814

Total accounts receivable	58,160	58,352

Inventories	7,457	7,932
Other receivables (including other receivables of $195 and $198 due from related parties as of June 30, 2005 and December 31 2004, respectively)	3,601	3,917
Deferred income taxes – current	1,826	1,715
Prepaid expenses and other current assets	5,492	4,851

Total current assets	220,449	249,979

Property and equipment-net	2,499	1,895
Goodwill	37,704	37,704
Other acquired intangible assets-net	6,538	7,392
Deferred income taxes	267	394

Total Assets	$267,457	$297,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$4,971	$5,720
Accounts payable (including accounts payable of nil and $2,300 due to related parties as of June 30,2005 and December 31, 2004, respectively)	10,035	16,793
Accrued expenses	14,335	14,701
Deferred revenue (including deferred revenue of $2,102 and $1,327 from related parties as of June 30, 2005 and December 31, 2004, respectively)	14,647	15,381
Accrued employee benefits	7,699	7,061
Other payables (including other payables of $5 and $135 due to related parties as of June 30, 2005 and December 31, 2004, respectively)	5,434	4,739
Shares payable for acquisition	27,213	27,213
Other taxes payable	1,979	2,142
Income taxes payable	1,958	1,822

Total current liabilities	88,271	95,572

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock (authorized: 100,000,000 shares, $0.01 par value; shares issued: June 30, 2005:46,642,050; December 31, 2004: 46,473,532; shares issued and outstanding: June 30, 2005: 41,550,117; December 31, 2004: 46,314,706)	466	465
Additional paid-in capital	212,062	211,394
Treasury stock at cost (June 30, 2005: 5,091,933 shares; December 31, 2004: 158,826 shares)	(26,248)	(868)
Accumulated deficit	(7,019)	(9,218)
Accumulated other comprehensive (loss) income	(75)	19

Total stockholders’ equity	179,186	201,792

Total Liabilities and Stockholders’ Equity	$267,457	$297,364

(1)	December 31, 2004 balances were extracted from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,199	$4,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	827	757
Amortization of other acquired intangible assets	854	329
Deferred income taxes	17	(2)
Equity in loss of an affiliate	—	42
Loss on disposal of property and equipment	20	13
Loss on sales of short-term investment	14	—
Change in bad debt provision	276	(625)
Changes in operating assets and liabilities:
Restricted cash	164	(674)
Notes receivable	4,971	3,409
Accounts receivable	(84)	(10,309)
Inventories	475	1,788
Other receivables	511	6,321
Prepaid expenses and other current assets	(1,416)	(897)
Notes payable	(749)	3,036
Accounts payable	(6,758)	(3,567)
Accrued expenses	(366)	1,262
Deferred revenue	(734)	1,004
Accrued employee benefits	639	979
Other payables	349	335
Other taxes payable	612	(570)
Income taxes payable	136	607

Net cash provided by operating activities	1,957	7,243

Cash flows from investing activities:
Decrease in short-term investments	14,601	792
Purchases of property and equipment	(1,452)	(613)
Payment for acquisitions	(169)	(939)
Proceeds from sales of short-term investment	285	—
Proceeds from disposal of property and equipment	1	6

Net cash provided by (used in) investing activities	13,266	(754)

Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	669	1,157
Repurchase of common stock	(24,867)	—

Net cash (used in ) provided by financing activities	(24,198)	1,097

Net (decrease) increase in cash and cash equivalents	(8,975)	7,586
Cash and cash equivalents at beginning of period	94,156	119,395
Effect of exchange rate changes on cash and cash equivalents	10	(3)

Cash and cash equivalents at end of period	$85,191	$126,978

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2005 and 2004

(In US dollars thousands, except share and per share amounts)

1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2005, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending December 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue from software products and solutions includes the benefit of the rebate of valued added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouragement of software development in the PRC. The rebate was $1,088 and $805 for the three months ended June 30, 2005 and 2004, respectively, and $2,236 and $1,410 for the six months ended June 30, 2005 and 2004, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $24,315 as of June 30, 2005 and $33,084 as of December 31, 2004. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

As of June 30, 2005 and December 31, 2004, the balance of accounts receivable of $33,845 and $25,268, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

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

The RMB is not fully convertible into US dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on June 30, 2005 was US$1.00=RMB8.2765. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statement based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Beginning on January 1, 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it is evaluating the transition method and pricing model alternatives upon adoption.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have material impact on the Company’s results of operations and financial condition.

The company does not expect that the adoption of the following recent accounting pronouncements in January 2006 will have material impact on its financial statements:

•	SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”, which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities; and

•	SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of corporate stock and bonds, variable rate preferred securities and certificates of deposit issued by major financial institutions. The available-for-sale investments are carried at fair market value and their unrealized holding gains or losses resulting from the change in market value are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. As of June 30, 2005 and December 31, 2004, all short-term investments of the Company had maturities of less than one year. The Company incurred a loss of $11 (proceeds from the sales of corporate stock of $461 with cost of $472) and $14 (proceeds from the sales of corporate stock of $484 with cost of $498) on the sales of short-term investments during the three and six month periods ended June 30, 2005, and no gains or losses on the sale of short-term investments during the comparable periods in 2004.

The following table provides additional information concerning the Company’s short-term investments:

	June 30, 2005		December 31, 2004
	Cost	Fair value	Cost	Fair value
Certificate of deposit	$5,156	$5,156	$7,163	$7,163
Corporate bonds	—	—	2,594	2,594
Variable rate preferred securities	35,000	35,000	45,000	45,000
Corporate stock	1,658	1,594	2,153	2,192

Total	$41,814	$41,750	$56,910	$56,949

4. NOTES RECEIVABLE

As of June 30, 2005 and December 31, 2004, the balances of notes receivable of $1,511 and $6,482, respectively, represented bank acceptance drafts of $515 and $4,344 that are non-interest bearing and due within six months and commercial acceptance notes of $996 and $2,138.

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended June 30,
	2005	2004
Net income	$829	$2,029
Unrealized gain in available-for-sale investments	189	—
Change in cumulative foreign currency translation adjustment	3	—

Comprehensive income	$1,021	$2,029

	Three Months Ended June 30,
	2005	2004
Net income	$2,199	$4,005
Unrealized loss in available-for-sale investments	(104)	—
Change in cumulative foreign currency translation adjustment	10	(3)

Comprehensive income	$2,105	$4,002

6. CREDIT FACILITIES

As of June 30, 2005 and December 31, 2004, the Company had total short-term banking facilities for working capital purposes totaling $35,707 and expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of June 30, 2005 and December 31, 2004. At June 30, 2005 and December 31, 2004, unused short-term credit facilities were $28,046 and $27,340 and used facilities totaled $7,661 and $8,367, respectively. The used facilities are pledged as security for standby letters of credit and notes issued to hardware suppliers and customers. Additional bank deposits of $1,461 and $1,625 were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2005 and December 31, 2004, respectively. Bank deposits pledged as security for these credit facilities totaled $15,461 and $15,625 as of June 30, 2005 and December 31, 2004, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

7. NOTES PAYABLE

As of June 30, 2005 and December 31, 2004, the balances of notes payable of $4,971 and $5,720, respectively, represented commercial notes of $847 and $1,733, and bank acceptance drafts of $4,124 and $3,987, respectively, which are non-interest bearing and due within six months.

8. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the US federal tax rate to income (loss) before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2005	2004
US federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(17)	(35)
Change in statutory tax rates of foreign subsidiaries	(20)	—
Increase in valuation allowance	13	12.5
Others	4	—

	15%	12.5%

9. STOCK OPTIONS

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2005	10,740,594	$6.77
Granted	50,000	4.67
Cancelled	(230,329)	6.85
Exercised	(15,230)	3.62

Outstanding, March 31, 2005	10,545,035	6.76

Granted
Cancelled	(458,263)	6.88
Exercised	(153,288)	4.01

Outstanding, June 30, 2005	9,933,484	6.80

The exercise price of all options granted during six months ended June 30, 2005 was equal to the fair market value of the Company’s common stock on the dates of grant.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options granted to employees, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended June 30,
	2005	2004
Net income as reported	$829	$2,029
Deduct: Total stock-based compensation expense under SFAS No. 123, net of tax effect	(895)	(1,685)

Pro forma net (loss) income	$(66)	$344

Net income per share as reported
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

Pro forma net (loss) income per share
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$0.01

	Six Months Ended June 30,
	2005	2004
Net income as reported	$2,199	$4,005
Deduct: Total stock-based compensation expense under SFAS No. 123, net of tax effect	(2,272)	(3,472)

Pro forma net (loss) income	$(73)	$533

Net income per share as reported
Basic	$0.05	$0.09

Diluted	$0.04	$0.08

Pro forma net (loss) income per share
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$0.01

10. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,
	2005	2004
Net income (numerator)
Net income
Basic and diluted	$829	$2,029

Shares (denominator):
Weighted average common stock outstanding

Basic	42,463,868	45,404,422
Dilutive effect of employee stock options	1,394,427	1,500,674
Dilutive effect of forward contract	4,498,130	—

Diluted	48,356,425	46,905,096

Net income per share:
Basic	$0.02	$0.04

Diluted	$0.02	$0.04

	Six Months Ended June 30,
	2005	2004
Net income (numerator)
Net income
Basic and diluted	$2,199	$4,005

Shares (denominator):
Weighted average common stock outstanding

Basic	43,855,764	45,352,850
Dilutive effect of employee stock options	1,292,190	1,777,054
Dilutive effect of forward contract	4,498,130	—

Diluted	49,646,084	47,129,904

Net income per share:
Basic	$0.05	$0.09

Diluted	$0.04	$0.08

As of June 30, 2005 and 2004, the Company had 4,716,332 and 10,407,195, respectively, common stock options outstanding, that could have potentially diluted earnings per share (“EPS”) in the future, but which were excluded in the computation of diluted EPS in the periods, as their exercise prices were above the average market values in such periods.

As of June 30, 2005, the Company has included 4,498,130 shares issuable to Lenovo under the forward contract as part of the purchase price consideration per the acquisition of Lenovo’s IT service business in the calculation of its diluted EPS, as such issuance would have a potential dilutive effect.

11. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies (“AsiaInfo Technologies”), encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo (“Lenovo-AsiaInfo”), providing IT services including IT consulting, software customization, and business process outsourcing services, to China’s enterprise market. The business units are further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As segment reporting only occurred after acquisition of Lenovo, prior years’ comparative information cannot be reclassified into these two business units.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as external sales, inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

Condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30,
	2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Revenues:
Software products and solutions	$12,113	$4,009	$16,122	$9,329
Service	4,650	2,484	7,134	6,082
Third party hardware	3,479	349	3,828	7,097

Total revenues	20,242	6,842	27,084	22,508

Cost of revenues:
Software products and solutions	5,671	2,600	8,271	4,339
Service	2,252	1,781	4,033	2,726
Third party hardware	3,305	332	3,637	6,742

Total cost of revenues	11,228	4,713	15,941	13,807

Gross profit	9,014	2,129	11,143	8,701

Business unit expenses:
Sales and marketing	2,247	2,428	4,675	2,982
General and administrative(1)	1,082	397	1,479	1,514
Research and development	2,256	499	2,755	2,292
Amortization of acquired intangible assets	—	427	427	151

Total business unit expenses	5,585	3,751	9,336	6,939

Contribution profit (loss)	$3,429	$(1,622)	$1,807	$1,762

	Six Months Ended June 30,
	2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Software products and solutions	$23,813	$8,397	$32,210	$19,001
Service	8,802	5,092	13,894	10,545
Third party hardware	9,729	684	10,413	24,943

Total revenues	42,344	14,173	56,517	54,489

Cost of revenues:
Software products and solutions	10,494	4,976	15,470	8,263
Service	4,801	3,664	8,465	4,576
Third party hardware	9,242	651	9,893	23,696

Total cost of revenues	24,537	9,291	33,828	36,535

Gross profit	17,807	4,882	22,689	17,954

Business unit expenses:
Sales and marketing	4,838	5,003	9,841	5,595
General and administrative(1)	929	340	1,269	3,983
Research and development	4,861	1,072	5,933	4,314
Amortization of acquired intangible assets	—	854	854	329

Total business unit expenses	10,628	7,269	17,897	14,221

Contribution profit (loss)	$7,179	$(2,387)	$4,792	$3,733

	As of June 30, 2005			As of December 31, 2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets(2)	$170,817	$96,640	$267,457	$234,580	$62,784	$297,364

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.

(2)	Included in total assets are net accounts receivable of $43,673 and $14,487 for “AsiaInfo Technologies” and “Lenovo-AsiaInfo” at June 30, 2005, respectively, and $42,762 and $15,590 for “AsiaInfo Technologies” and “Lenovo-AsiaInfo” at December 31, 2004, respectively.

Reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total contribution profit for reportable segments	$1,807	$1,762	$4,792	$3,733
Corporate general and administrative expenses	(1,632)	—	(3,821)	—
Net interest income	811	563	1,619	915
Loss from sales of short-term investments	(11)	—	(14)	—
Other income (expense), net	—	1	11	(20)

Income before income taxes and equity in loss of affiliate	$975	$2,326	$2,587	$4,628

For the three months and six months ended June 30, 2005 and 2004, almost all of the Company’s revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of June 30, 2005 and 2004, 100% of the Company’s long-lived assets are located in the PRC.

12. RELATED PARTIES TRANSACTIONS

The Company has entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (“Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications related IT services business in October 2004. The Company has entered into a forward contract to deliver shares of the Company’s common stock having an aggregate market value of approximately $27,213 at any time during the twelve month period following the closing date. On July 1, 2005, the Company settled the forward contract by delivering from treasury stock 4,498,130 shares of its common stock, with a fair value of $25,189, and paying cash of $2,024 to Lenovo. Upon settlement of the forward contract, Lenovo will own approximately 11 percent of the Company’s outstanding common stock.

In the three months ended June 30, 2005 and 2004, the Company entered into network solutions and software revenue contracts with China Netcom (Group) Company Limited (“China Netcom”, formerly known as China Netcom Corporation Ltd.) with a total contract value of approximately $2,054 and $3,023, respectively. In the six months ended June 30, 2005 and 2004, the Company entered into network solutions and software revenue contracts with China Netcom with a total contract value of approximately $5,964 and $5,088, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as the Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005			2004	2005			2004
	Lenovo	China Netcom	Total	China Netcom	Lenovo	China Netcom	Total	China Netcom
Revenues:
Software products and solutions	$95	$1,966	$2,061	$907	$2,941	$3,410	$6,351	$1,532
Service	2	1,992	1,994	1,071	31	2,424	2,455	1,779
Third party hardware	—	378	378	948	—	1,250	1,250	2,469

Total revenues	97	4,336	4,433	2,926	2,972	7,084	10,056	5,780

Purchases:
Software products and solutions	33	9	42	7	67	19	86	14
Service	2	8	10	2	39	11	50	4

Total purchases	35	17	52	9	106	30	136	18

Operating expenses:
Sales and marketing	33	11	44	3	96	15	111	5
General and administrative	2	6	8	4	63	8	71	7
Research and development	3	8	11	5	14	14	28	11

Total operating expenses	$38	$25	$63	$12	$173	$37	$210	$23

	As of June 30, 2005			As of December 31, 2004
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Balances with related parties:
Notes receivable	$—	$591	$591	$—	$2,045	$2,045
Net accounts receivable	1,512	6,552	8,064	8,457	5,357	13,814
Other receivables	189	6	195	198	—	198
Accounts payable	—	—	—	2,300	—	2,300
Deferred revenue	709	1,393	2,102	64	1,263	1,327
Other payables	5	—	5	135	—	135

All contract prices and terms with related parties are entered into at market prices.

13. COMMITMENTS AND CONTINGENCIES

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

14. STOCK REPURCHASE PROGRAM

In the fourth quarter of 2004, the Board of Directors has approved a stock repurchase program (“the Program”) under which the Company may purchase up to 5,000,000 shares of its outstanding common stock, par value US $0. 01, for a period of up to six months. The Board of Directors approved an increase of an additional 500,000 shares in the second quarter of 2005, for a maximum of 5,500,000 shares under the Program, and approved an extension on the repurchase period to August 17, 2005.

For the six month period ended June 30, 2005, the Company purchased 4,933,107 shares of its common stock at a cost of $25,380. From the commencement of the Company’s stock repurchase program through June 30, 2005, the Company has purchased a total of 5,091,933 shares for a total cost of $26,248.

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

Overview

We are a leading provider of high-quality software, solutions and IT services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software product and solutions services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software product solutions to China’s telecom carriers, we also offer a wide range of enterprise solutions to small, medium and large sized Chinese enterprises, across multiple vertical industries.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, China Telecommunications Corporation, or China Telecom and China Network Communications Group Corporation, or China Netcom Group. Sales to China Mobile and its subsidiaries amounted to approximately 50%, 38% and 42% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Netcom Group and its subsidiaries amounted to approximately 9%, 13% and 6% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 24%, 38% and 22% of total revenues in 2004, 2003 and 2002, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 3%, 9% and 21% of total revenues in 2004, 2003 and 2002, respectively. We expanded our customer base in 2004 through our acquisition of Lenovo’s IT services business, which has customers in a variety of industry sectors. However, our operating results are still dependent on our large customers in the telecommunications sector, and the loss of any of those customers could have a material adverse impact on us.

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

Software products and solutions revenue. We typically sell our software as part of total solutions for our customers, which include proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, an updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which are part of the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training.

Third party hardware revenue. Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for and sell hardware to our customers as part of our total solutions strategy. We typically minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and hiring us for our software and professional services.

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

	Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2004	2003
	(amounts in thousands of US dollars)
Software products and solutions revenue	32,210	19,001	44,825	31,488
Service revenue	13,894	10,545	21,232	22,891
Hardware revenue net of hardware costs	520	1,247	2,030	3,091

Total revenues net of hardware costs	46,624	30,793	68,087	57,470
Total hardware costs	9,893	23,696	38,590	58,704

Total revenues	56,517	54,489	106,677	116,174

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

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010.

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

Pursuant to an announcement by China’s central bank, as of July 29, 2005 the exchange rate between the Renminbi and the U.S. dollar decreased 2% to US$1.00 = RMB8.1080.

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

Consolidated Results of Operations

Revenues. Total revenues, including hardware costs, were $27.1 million and $56.5 million, respectively, in the three- and six-month periods ended June 30, 2005, representing increases of 20% and 4%, respectively, against the comparable periods in 2004 and an 8% decrease compared the previous quarter. The increases in our total revenue in the three- and six-month periods ended June 30, 2005 were primarily attributable to the inclusion of Lenovo-AsiaInfo’s operating results in those periods.

Net revenues (i.e. total revenues net of third party hardware costs) were $23.4 million and $46.6 million, respectively, for the three- and six-month periods ended June 30, 2005, representing increases of 49% and 51% against the comparable periods in 2004, and remaining flat sequentially. The increase in our net revenues was primarily attributable to the Company’s continued focus on increasing high-margin software and service revenues. We are pleased that net revenues remained relatively flat sequentially, despite the seasonal slowdown in orders during the first quarter of the year. Lenovo-AsiaInfo contributed 28% to net revenue for the quarter, which was slightly below the previously stated target of 30%, due to the closing of certain low margin businesses at Lenovo-AsiaInfo.

Software revenue was $16.1 and $32.2 million in the three- and six-month periods ended June 30, 2005, representing an increase of 73% and 70% over the comparable periods in 2004, and remaining flat sequentially. Service revenue was $7.1 and $13.9 million, respectively, in the three- and six-month periods ended June 30, 2005, representing increases of 17% and 32% over the comparable periods in 2004 and a 6% increase sequentially largely due to the revenue recognition of one large service contract. Third party hardware revenue was $3.8 million and $10.4 million, respectively, in the three- and six-month periods ended June 30, 2005, representing decreases of 46% and 58% over the comparable periods in 2004 and a 42% increase over the previous quarter. During the three- and six-month periods ended June 30, 2005, the IT services business we acquired from Lenovo in the fourth quarter of 2004 contributed 25% and 26% to software revenue, respectively, 35% and 37% to service revenue, respectively, and 9% and 7% to third party hardware revenue, respectively.

Cost of revenues. Our cost of revenues increased 15% to $15.9 million and decreased 7% to $33.8, respectively, in the three- and six-month periods ended June 30, 2005. Our cost or revenue decreased 11% against the previous quarter. The sequential and period on period decreases in cost of revenue were primarily due to decreased hardware orders.

Gross profit. Our gross profit was $11.1 million and $22.7 million, respectively, in the three- and six-month periods ended June 30, 2005, representing increases of 28% and 26%, respectively, against the comparable periods in 2004, and a slight sequential decrease. Our gross margin increased to 41% and 40%, respectively, in the three- and six-month periods ended June 30, 2005, as compared to 39% and 33%, respectively, in the comparable periods of 2004 and 39% in the previous quarter. These increases are primarily due to reduced hardware pass-through and the increase in higher-margin software revenue.

Operating expenses. Our operating expenses in the three- and six-month periods ended June 30, 2005 were $11.0 million and $21.7 million, respectively, representing increases of 58% and 53% against the comparable periods in 2004 and a slight sequential increase. Lenovo-AsiaInfo contributed 34% and 33% of the Company’s total operating expenses in the three- and six-month periods ended on June 30, 2005.

Sales and marketing expenses were $4.7 million and $9.8 million, respectively, in the three- and six-month periods ended June 30, 2005, representing increases of 57% and 76% against the comparable periods in 2004 and a slight sequential decrease. The period as period increases were primarily attributable to sales and marketing expenses of $2.4 million and $5.0 million from Lenovo-AsiaInfo, respectively, in the three- and six-month periods ended June 30, 2005.

General and administrative expenses were $3.1 million and $5.1 million in the three- and six-month periods ended on June 30, 2005, representing increases of 105% and 28%, respectively, compared with the same period last year and a sequential increase of 57%. These increases were primarily attributable to the increase of bad debt provision during the quarter.

Research and development expenses were $2.8 million and $5.9 million in the three- and six-month periods ended on June 30, 2005, representing increases of 20% and 38%, respectively, compared with the same period in 2004 and a sequential decrease of 13%. These increases are primarily attributable to our research and development efforts in developing software products to support our future growth. The sequential decrease of 13% is attributable to the transfer of certain of our R&D personnel to our service team in order to support our clients on-site.

Net income. Net income for the quarter ended on June 30, 2005 was $0.8 million, or $0.02 per basic share, compared to $2.0 million or $0.04 per basic share for the year-ago period, and $1.4 million or $0.03 per basic share, for the previous quarter.

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

Our net operating cash flow was negative $2.3 million for the second quarter of 2005, driven by the higher settlement of accounts payable over the quarter. Our total cash position, including cash and cash equivalents, restricted cash and short term investments, decreased from $159.1 million at March 31, 2005 to $142.4 million at June 30, 2005. This decrease was primarily attributable to repurchases of our common stock during the second quarter of 2005, as well as the negative operating cash flow.

Our accounts receivable balance at June 30, 2005 was $58.2 million, consisting of $33.9 million in billed receivables and $24.3 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with our customers will often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the second quarter, our days sales outstanding were 185 days, as compared to 182 days at March 31, 2005, as a result of lower gross revenues during the quarter.

Total shareholders’ equity decreased by 6% sequentially as a result of a $13.5 million increase in treasury stock. As of today, we have repurchased about 5.3 million shares of our common stock as part of the share repurchase program, which was announced in November 2004 and was revised in the second quarter 2005. We re-allocated 4.5 million of the treasury shares to Lenovo in July 2005 as part of the acquisition consideration for Lenovo’s IT services division. Upon delivery of these shares, Lenovo hold approximately 11% of our outstanding common stock.

As of June 30, 2005, we had total short-term credit facilities for working capital purposes totaling $35.7 million, expiring by December 2005, which were secured by bank deposits of $14.0 million. $7.7 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.5 million were used for issuing standby letters of credit and bank acceptance drafts. Bank deposits pledged as security for these standby letters of credit, bank acceptance drafts and short-term credit facilities totaled $15.5 million as of June 30, 2005, and are presented as restricted cash in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statement based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Beginning on January 1, 2006, the Company will recognize compensation expense in its financial statements based on the fair value of all share-based payments to employees. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it is evaluating the transition method and pricing model alternatives upon adoption.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have material impact on the Company’s results of operations and financial condition.

The company does not expect that the adoption of the following recent accounting pronouncements in January 2006 will have material impact on its financial statements:

•	SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”, which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities; and

•	SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Telecom and China Netcom Group. China Mobile accounted for 50% of our revenues in 2004. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits Our acquisition of Lenovo’s IT services business in October 2004 was part of our strategy to further diversify our business and gradually reduce such concentration risk in the future. However, in the near term, the expected revenue to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets (“hereinafter referred to as”) restricted businesses. We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. As a result, we operate the restricted business through affiliated entities in which we do not hold a direct equity interest. We currently operate the restricted business through Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and, upon the receipt by Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, of certain business licenses and qualifications, we intend to operate the restricted business through Lenovo Security. Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and certain of our employees who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2005 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 16, 2005.

In the opinion of our Chinese legal counsel in the acquisition, T&C Law Office, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, at the closing of the acquisition our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese legal counsels. If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

In June of 2004 we entered into similar contractual arrangements with Beijing Star VATS Technologies, Inc., or Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which was established to engage in the value-added telecommunications services, or VATS, business in China. As with the restricted business as certain regulations in China restrict foreign ownership of companies engaged in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations at the time of the company’s formation. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy, and the failure by our shareholders who are PRC residents to make or obtain any required registrations or approvals pursuant to such regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends to our company.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice on January 24, 2005 concerning the application of foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 21, 2005, SAFE issued another public notice clarifying the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents had been confirmed by a Foreign Investment Enterprise Certificate prior to the issuance of the January notice, each of the PRC residents is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the offshore company. The SAFE notices do not specify the timeframe during which such registration must be completed. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of shares, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of PRC company’s assets or equity interests through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for purpose of the SAFE notices.

As it is uncertain how the SAFE notices will be interpreted or implemented, there is significant uncertainly as to whether the notices apply to any of our past acquisitions. Moreover we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by Chinese legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective in providing control as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In any such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

We may not be able to operate the systems integration businesses involving state secrets once we acquire all of the equity interest in Lenovo Computer and Lenovo Security.

PRC laws and regulations currently prohibit foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. We and our subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. Unless such prohibition is lifted in the future, we will not be able to operate such business after we acquire all of the equity interest in Lenovo Computer and Lenovo Security pursuant to the terms of our contractual arrangements we have with Lenovo Computer and Lenovo Security and their respective shareholders. The loss of this line of business may materially and adversely affect our business, financial condition and results of operations.

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

We recorded a non-cash impairment charge of $30.2 million as a result of an independent valuation during the first quarter of 2003 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson in February 2002. In December 2003 we recorded an impairment charge of $2.2 million related to our minority investment in another IT company. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

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

In July 2005, the People’s Bank of China, or PBOC, revalued the Renminbi by 2.1% against the U.S. dollar. Moreover, according to the PBOC, the Renminbi will no longer be pegged to the US dollar, but instead it will float in a tight band against a basket of foreign currencies. While we do not believe that this change will have significant impact to our results of operations, we cannot guarantee that future changes in exchange rate policy will not affect our business.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

Our main domestic competitors in China include local systems integration and IT services firms, including Digital China, Huawei, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services and HP Services, which are establishing more active presences in the IT services market in China. In addition, top international consulting companies such as Deloitte Consulting, Capgemini, Accenture, and Bearing Point, have also entered China’s IT services market.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including The Ministry of Information Industry, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of June 30, 2005, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB8.2765. Hypothetically, if the exchange rate were to increase by 2% to US$1.00 = RMB8.4420, our net assets would potentially decrease by $1,807. If the exchange rate were to decrease by 2% to US$1.00 = RMB8.1110, our net assets would potentially increase by $1,881. To reduce currency risk related to the Renminbi, we maintain a significant portion of our cash deposits in U.S. dollars. At times, we have used these U.S. dollar deposits to collateralize Renminbi denominated loans from Chinese banks.

Pursuant to an announcement by China’s central bank, as of July 22, 2005 the exchange rate between the Renminbi and the U.S. dollar decreased 2% to US$1.00 = RMB8.11, thus increasing the value of our net assets in U.S. dollars by $1,881.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollar into Renminbi.

There have been no significant changes in our exposure to changes in either interest rates or foreign currency exchange rates for the quarter ended June 30, 2005. Our exposure to interest rate changes is limited as we do not have variable rate or long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

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

Changes in Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). During the assessment of our internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified that our management lacked appropriate experience and expertise relating to accounting for income taxes under U.S. GAAP. In order to remediate this weakness, we had hired an experienced in-house U.S. tax expert in May, 2005 and have established a new control process for U.S. tax accounting. Except for the foregoing, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the fourth quarter of 2004, our board of Directors approved a stock repurchase program under which we may repurchase up to 5,000,000 shares of our outstanding common stock for a period of up to six months. In the second quarter of 2005, our Board of Directors authorized an extension of the stock repurchase program. Under the extended program, we may repurchase a total of up to 5,500,000 shares of our outstanding common stock. Our Board also authorized an extended period for the repurchase program, which will now terminate on August 17, 2005. During the three- and six-month periods ended June 30, 2005, we repurchased 2,560,052 shares at a cost of $13.5 million and 4,933,107 shares at a cost of $25.4 million, respectively. The following table provides a breakdown of the purchases we made under the repurchase plan during the quarter ended June 30, 2005.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 — April 30,2005	1,644,000	5.16	1,644,000	1,324,119
June 1, 2005 — June 30,2005	916,052	5.53	916,052	408,067
Total	2,560,052	5.29	2,560,052	408,067

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Please see the Exhibit Index attached hereto.

(b) Reports on Form 8-K

We furnished a Current Report on Form 8-K on May 30, 2005 relating to a press release announcing the extension of our stock repurchase program. We furnished a Current Report on Form 8-K on July 27, 2005 relating to our quarterly earnings announcement for the quarter ended June 30, 2005.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: August 9, 2005	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998*

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999*

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000**

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001**

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004###

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock*

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999*

10.2	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#

10.3	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003#

10.4	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*****

10.5	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*****

10.6	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004##

10.7	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004###

10.8	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004####

10.9	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####

10.10	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004####

10.11	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

10.12	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

10.13	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004####

Exhibit Number	Description

10.14	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004####

10.15	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004####

10.16	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004####

10.17	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004####

10.18	Employment Agreement between AsiaInfo Holdings, Inc. and Bing Yu dated September 9, 2004####

10.19	Employment Agreement between AsiaInfo Holdings, Inc. and Yue Ma dated October 1, 2004####

10.20	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005****

10.21	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004#####

10.22	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 #####

10.23	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004#####

10.24	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 #####

10.25	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Bing Yu dated October 19, 2004 #####

10.26	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004#####

10.27	Power of Attorney executed by Bing Yu dated December 2, 2004#####

10.28	Power of Attorney executed by Zheng Wang dated December 2, 2004#####

10.29	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 #####

10.30	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004 #####

10.31	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004#####

10.32	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004#####

11.1	Statement regarding computation of per share earnings (included in note 11 to the consolidated financial statements included in this report)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
**	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
***	Incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders filed on March 21, 2003.
****	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
*****	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004
#	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
##	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
###	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
####	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
#####	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.