Form 10-Q
period 2005-09-30
ASIAINFO HOLDINGS INC
filed 2005-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 7, 2005 was 46,921,606

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software products and solutions
Sales to non-related parties	$13,464	$9,114	$39,323	$26,583
Sales to related parties	1,790	500	8,141	2,032

Total software products and solutions	15,254	9,614	47,464	28,615

Service
Sales to non-related parties	5,782	3,507	18,827	12,273
Sales to related parties	538	797	1,385	2,576

Total Service	6,320	4,304	20,212	14,849

Third party hardware
Sales to non-related parties	3,378	5,712	12,541	28,186
Sales to related parties	268	376	1,519	2,845

Total third party hardware	3,646	6,088	14,060	31,031

Total revenues	25,220	20,006	81,736	74,495

Cost of revenues:
Software products and solutions (including purchases from related parties of $10 and $8 for the three months ended September 30, 2005 and 2004, respectively, and $96 and $22 for the nine months ended September 30, 2005 and 2004, respectively)	7,355	4,536	22,825	12,799
Service (including purchases from related parties of $14 and $2 for the three months ended September 30, 2005 and 2004, respectively, and $64 and $6 for the nine months ended September 30, 2005 and 2004, respectively)	3,435	1,328	11,900	5,904
Third party hardware	3,463	5,784	13,356	29,480

Total cost of revenues	14,253	11,648	48,081	48,183

Gross profit	10,967	8,358	33,655	26,312

Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties of $79 and $3 for the three months ended September 30, 2005 and 2004, respectively, and $190 and $8 for the nine months ended September 30, 2005 and 2004, respectively)	5,361	3,092	15,202	8,687
General and administrative (including general and administrative expenses to related parties of $8 and $4 for the three months ended September 30, 2005 and 2004, respectively, and $79 and $11 for the nine months ended September 30, 2005 and 2004, respectively; including stock-based compensation expense of $3 and nil for the three months ended September 30, 2005 and 2004, respectively, and $3 and nil for the nine months ended September 30, 2005 and 2004, respectively)	2,548	2,413	7,638	6,396
Research and development (including research and development expenses to related parties of $9 and $6 for the three months ended September 30, 2005 and 2004, respectively, and $37 and $17 for the nine months ended September 30, 2005 and 2004, respectively)	3,085	2,279	9,018	6,593
Amortization of acquired intangible assets	401	151	1,255	480

Total operating expenses	11,395	7,935	33,113	22,156

(Loss) Income from operations	(428)	423	542	4,156

Other income
Interest income	749	674	2,368	1,589
Gain on sales of investments	11	4,018	(3)	4,018
Other income (expenses), net	170	—	181	(20)

Total other income, net	930	4,692	2,546	5,587

Income before income taxes and equity in loss of an affiliate	502	5,115	3,088	9,743
Income tax expense	75	137	463	718

Income before equity in loss of an affiliate	427	4,978	2,625	9,025
Equity in loss of an affiliate	—	—	—	(42)

Net income	$427	$4,978	$2,625	$8,983

Net income per share:
Basic	$0.01	$0.11	$0.06	$0.20

Diluted	$0.01	$0.11	$0.06	$0.19

Shares used in computation:
Basic	46,042,854	45,426,451	44,592,807	45,377,384

Diluted	47,413,803	46,705,356	45,911,250	46,988,388

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,996	$94,156
Restricted cash	15,500	15,625
Short-term investments	53,845	56,949
Notes receivable (including notes receivable of $1,348 and $2,045 from related parties as of September 30, 2005 and December 31, 2004, respectively)	2,865	6,482
Accounts receivable
Accounts receivable due from non-related parties (net of allowances of $3,540 and $3,497 as of September 30, 2005 and December 31, 2004, respectively)	44,180	44,538
Accounts receivable due from related parties (net of allowances of $528 and $147 as of September 30, 2005 and December 31, 2004, respectively)	6,739	13,814

Total accounts receivable	50,919	58,352

Inventories	6,957	7,932
Other receivables (including other receivables of $359 and $198 due from related parties as of September 30, 2005 and December 31, 2004, respectively)	3,911	3,917
Deferred income taxes – current	1,689	1,715
Prepaid expenses and other current assets	6,356	4,851
Assets held for sale	6,623	—

Total current assets	227,661	249,979

Property and equipment-net	2,600	1,895
Goodwill	34,177	37,704
Other acquired intangible assets-net	4,823	7,392
Deferred income taxes	267	394

Total Assets	$269,528	$297,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$2,423	$5,720
Accounts payable (including accounts payable of nil and $2,300 due to related parties as of September 30, 2005 and December 31, 2004, respectively)	12,773	16,793
Accrued expenses	12,644	14,701
Deferred revenue (including deferred revenue of $1,839 and $1,327 from related parties as of September 30, 2005 and December 31, 2004, respectively)	15,839	15,381
Accrued employee benefits	10,118	7,061
Other payables (including other payables of $507 and $135 due to related parties as of September 30, 2005 and December 31, 2004, respectively)	4,117	4,739
Shares payable for acquisition	—	27,213
Other taxes payable	2,219	2,142
Income taxes payable	1,882	1,822
Liabilities held for sale	313	—

Total current liabilities	62,328	95,572

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock (authorized: 100,000,000 shares, $0.01 par value; shares issued: September 30, 2005: 46,918,089; December 31, 2004: 46,473,532; shares issued and outstanding: September 30, 2005: 46,141,988; December 31, 2004: 46,314,706)	469	465
Additional paid-in capital	215,146	211,394
Treasury stock at cost (September 30, 2005: 776,101 shares; December 31, 2004: 158,826 shares)	(4,027)	(868)
Accumulated deficit	(6,593)	(9,218)
Accumulated other comprehensive income	2,205	19

Total stockholders’ equity	207,200	201,792

Total Liabilities and Stockholders’ Equity	$269,528	$297,364

(1)	December 31, 2004 balances were extracted from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,625	$8,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,408	1,092
Stock-based compensation expense	3	—
Amortization of other acquired intangible assets	1,255	480
Deferred income taxes	153	(113)
Equity in loss of an affiliate	—	42
Loss on disposal of property and equipment	21	18
Loss (gain) on sales of investment	3	(4,018)
Change in bad debt provision	321	(217)
Changes in operating assets and liabilities:
Notes receivable	3,617	2,008
Accounts receivable	5,401	(7,278)
Inventories	970	(437)
Other receivables	(10)	6,131
Prepaid expenses and other current assets	(1,506)	(984)
Notes payable	(3,296)	1,198
Accounts payable	(4,020)	(1,168)
Accrued expenses	(1,765)	737
Deferred revenue	474	1,227
Accrued employee benefits	3,057	1,061
Other payables	(375)	315
Other taxes payable	77	(112)
Income taxes payable	60	625

Net cash provided by operating activities	8,473	9,590

Cash flows from investing activities:
Change in restricted cash	125	(626)
Decrease in investments	2,214	1,286
Purchases of property and equipment	(2,136)	(755)
Payment for acquisitions	(2,266)	(354)
Proceeds from sales of investment	1,074	—
Proceeds from disposal of property and equipment	1	7
Proceeds from affiliate	—	1,615

Net cash (used in) provided by investing activities	(988)	1,173

Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)
Proceeds on exercise of stock options	1,818	1,189
Repurchase of common stock	(26,414)	—

Net cash (used in) provided by financing activities	(24,596)	1,129

Net (decrease) increase in cash and cash equivalents	(17,111)	11,892
Cash and cash equivalents at beginning of period	94,156	119,395
Effect of exchange rate changes on cash and cash equivalents	1,951	(3)

Cash and cash equivalents at end of period	$78,996	$131,284

In October 2004, the Company acquired Lenovo Group Limited’s (“Lenovo”) non-telecom IT services business for a total consideration of $36,784. In connection with the acquisition, the Company has entered into a forward contract to deliver shares of the Company’s common stock having an aggregate market value of approximately $27,213 at any time during the twelve month period following the closing date. On July 1, 2005, the Company settled the forward contract by delivering from treasury stock 4,498,130 shares of its common stock, with a fair value of $25,189 and cost of $23,255, and paying cash in the amount of $2,024 to Lenovo.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine Months Ended September 30, 2005 and 2004

(In US dollars thousands, except share and per share amounts)

1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2005, final amounts may differ from these estimates.

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

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouragement of software development in the PRC. The rebate was $1,095 and $352 for the three months ended September 30, 2005 and 2004, respectively, and $3,331 and $1,762 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $21,524 as of September 30, 2005 and $33,084 as of December 31, 2004. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

As of September 30, 2005 and December 31, 2004, the balance of accounts receivable of $29,395 and $25,268, respectively, represented amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange ruling at the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not fully convertible into US dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on September 30, 2005 was US$1.00=RMB8.092. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statement based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. On October 24, 2005, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the acceleration of vesting of approximately 2.1 million unvested stock options previously awarded to employees, officers and members of the Board under the Company’s 2000 Stock Option Plan and 2002 Stock Option Plan. Options held by members of the Compensation Committee were excluded from the acceleration. The effective date of the acceleration was October 25, 2005. The primary purpose of the accelerated vesting is to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R by the Company in fiscal 2006. The Company expects the acceleration to reduce the stock option expense it otherwise would be required to record beginning in fiscal 2006 by more than $7.5 million on a pre-tax basis.

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

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of corporate stock and bonds, variable rate preferred securities and certificates of deposit issued by major financial institutions. The available-for-sale investments are carried at fair market value and their unrealized holding gains or losses resulting from the change in market value are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. As of September 30, 2005 and December 31, 2004, all short-term investments of the Company had maturities of less than one year. The Company incurred a gain of $11 (proceeds from the sales of corporate stock of

$593 with cost of $582) and a loss of $3 (proceeds from the sales of corporate stock of $1,074 with cost of $1,077) on the sales of short-term investments during the three and nine month periods ended September 30, 2005, and no gains or losses on the sale of short-term investments during the comparable periods in 2004.

The following table provides additional information concerning the Company’s short-term investments:

	September 30, 2005		December 31, 2004
	Cost	Fair value	Cost	Fair value
Certificate of deposit	$5,029	$5,029	$7,163	$7,163
Corporate bonds	12,378	12,391	2,594	2,594
Variable rate preferred securities	35,000	35,000	45,000	45,000
Corporate stock	1,077	1,425	2,153	2,192

Total	$53,484	$53,845	$56,910	$56,949

4. NOTES RECEIVABLE

As of September 30, 2005 and December 31, 2004, the balances of notes receivable of $2,865 and $6,482, respectively, represented bank acceptance drafts of $756 and $4,344 that are non-interest bearing and due within six months and commercial acceptance notes of $2,109 and $2,138.

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended September 30,
	2005	2004
Net income	$427	$4,978
Unrealized gain on available-for-sale investments – net of tax effect	290	—
Change in cumulative foreign currency translation adjustment	1,990	—

Comprehensive income	$2,707	$4,978

	Nine Months Ended September 30,
	2005	2004
Net income	$2,625	$8,983
Unrealized gain on available-for-sale investments – net of tax effect	186	—
Change in cumulative foreign currency translation adjustment	2,000	(3)

Comprehensive income	$4,811	$8,980

6. CREDIT FACILITIES

As of September 30, 2005 and December 31, 2004, the Company had total short-term banking facilities for working capital purposes totaling $27,269 and $35,707 expiring by December 2005. The facilities were secured by bank deposits of $14,000 as of September 30, 2005 and December 31, 2004. At September 30, 2005 and December 31, 2004, unused short-term credit facilities were $23,278 and $27,340 and used facilities totaled $3,991 and $8,367, respectively. The used facilities are pledged as security for standby letters of credit and notes issued to hardware suppliers and customers. Additional bank deposits of $1,500 and $1,625 were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2005 and December 31, 2004, respectively. Bank deposits pledged as security for these credit facilities totaled $15,500 and $15,625 as of September 30, 2005 and December 31, 2004, respectively, and are presented as restricted cash in the condensed consolidated balance sheets.

7. NOTES PAYABLE

As of September 30, 2005 and December 31, 2004, the balances of notes payable of $2,423 and $5,720, respectively, represented commercial notes of $626 and $1,733, and bank acceptance drafts of $1,797 and $3,987, respectively, which are non-interest bearing and due within six months.

8. INCOME TAXES

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Nine Months Ended September 30 ,
	2005	2004
US federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(25)	(35)
Permanent differences and others	25	—
Change in statutory tax rates of foreign subsidiaries	(34)	7
Increase in valuation allowance	14	—

	15%	7%

9. STOCK-BASED COMPENSATION

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2005	10,740,594	$6.77
Granted	50,000	4.67
Cancelled	(230,329)	6.85
Exercised	(15,230)	3.62

Outstanding, March 31, 2005	10,545,035	6.76

Cancelled	(458,263)	6.88
Exercised	(153,288)	4.01

Outstanding, June 30, 2005	9,933,484	6.80

Cancelled	(1,072,477)	7.80
Exercised	(276,039)	4.16

Outstanding, September 30, 2005	8,584,968	6.76

The exercise price of all options granted during nine months ended September 30, 2005 was equal to the fair market value of the Company’s common stock on the dates of grant.

The Company awarded 80,000 restricted stock units in September 2005 pursuant to the Company’s 2005 Stock Incentive Plan. A restricted stock unit is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting or Stock Issued to Employees.” The compensation cost is measured at the grant date based on the fair value of the award, which is the market price of the stock at the grant date. The compensation expense is recorded over the applicable service period, which is usually the vesting period. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, research and development etc. are included in those line items on the face of the statement of operations. The Company recorded $3 compensation expenses which are included in general and administrative expenses for the three and nine months ended September 30, 2005.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options granted to employees, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied:

	Three Months Ended September 30,
	2005	2004
Net income as reported	$427	$4,978
Deduct: Total stock-based compensation expense under SFAS No. 123, net of tax effect	(766)	(1,847)

Pro forma net (loss) income	$(339)	$3,131

Net income per share as reported
Basic	$0.01	$0.11

Diluted	$0.01	$0.11

Pro forma net (loss) income per share
Basic	$(0.01)	$0.07

Diluted	$(0.01)	$0.07

	Nine Months Ended September 30,
	2005	2004
Net income as reported	$2,625	$8,983
Deduct: Total stock-based compensation expense under SFAS No. 123, net of tax effect	(3,171)	(5,319)

Pro forma net (loss) income	$(546)	$3,664

Net income per share as reported
Basic	$0.06	$0.20

Diluted	$0.06	$0.19

Pro forma net (loss) income per share
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.08

10. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,
	2005	2004
Net income (numerator)
Net income
Basic and diluted	$427	$4,978

Shares (denominator):
Weighted average common stock outstanding
Basic	46,042,854	45,426,451
Dilutive effect of employee stock options and restricted stock units	1,370,949	1,278,905

Diluted	47,413,803	46,705,356

Net income per share:
Basic	$0.01	$0.11

Diluted	$0.01	$0.11

	Nine Months Ended September 30,
	2005	2004
Net income (numerator)
Net income
Basic and diluted	$2,625	$8,983

Shares (denominator):
Weighted average common stock outstanding
Basic	44,592,807	45,377,384
Dilutive effect of employee stock options and restricted stock units	1,318,443	1,611,004

Diluted	45,911,250	46,988,388

Net income per share:
Basic	$0.06	$0.20

Diluted	$0.06	$0.19

As of September 30, 2005 and 2004, the Company had 4,041,038 and 10,407,195 common stock options outstanding respectively, that were excluded in the computation of diluted earnings per share (“EPS”) in these periods, as their exercise prices were above the average market values in such periods. These options could potentially have a dilutive effect on EPS in the future.

11. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to China’s enterprise market. Each business unit is further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As the Company’s current method of segment reporting only began after acquisition of Lenovo, prior years’ comparative information cannot be reclassified into these two business units.

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

Condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended September 30,
	2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Revenues:
Software products and solutions	$11,996	$3,258	$15,254	$9,614
Service	4,053	2,267	6,320	4,304
Third party hardware	2,788	858	3,646	6,088

Total revenues	18,837	6,383	25,220	20,006

Cost of revenues:
Software products and solutions	5,372	1,983	7,355	4,536
Service	1,601	1,834	3,435	1,328
Third party hardware	2,647	816	3,463	5,784

Total cost of revenues	9,620	4,633	14,253	11,648

Gross profit	9,217	1,750	10,967	8,358

Business unit expenses:
Sales and marketing	2,993	2,368	5,361	3,092
General and administrative (1)	(123)	744	621	2,413
Research and development	2,736	349	3,085	2,279
Amortization of acquired intangible assets	—	401	401	151

Total business unit expenses	5,606	3,862	9,468	7,935

Contribution profit (loss)	$3,611	$(2,112)	$1,499	$423

	Nine Months Ended September 30,
	2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Revenues:
Software products and solutions	$35,809	$11,655	$47,464	$28,615
Service	12,854	7,358	20,212	14,849
Third party hardware	12,517	1,543	14,060	31,031

Total revenues	61,180	20,556	81,736	74,495

Cost of revenues:
Software products and solutions	15,866	6,959	22,825	12,799
Service	6,402	5,498	11,900	5,904
Third party hardware	11,889	1,467	13,356	29,480

Total cost of revenues	34,157	13,924	48,081	48,183

Gross profit	27,023	6,632	33,655	26,312

Business unit expenses:
Sales and marketing	7,831	7,371	15,202	8,687
General and administrative (1)	805	1,084	1,889	6,396
Research and development	7,597	1,421	9,018	6,593
Amortization of acquired intangible assets	—	1,255	1,255	480

Total business unit expenses	16,233	11,131	27,364	22,156

Contribution profit (loss)	$10,790	$(4,499)	$6,291	$4,156

	As of September 30, 2005			As of December 31, 2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$201,974	$67,554	$269,528	$234,580	$62,784	$297,364

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.
(2)	Included in total assets are net accounts receivable of $40,119 and $10,800 for AsiaInfo Technologies and Lenovo-AsiaInfo at September 30, 2005, respectively, and $42,762 and $15,590 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2004, respectively.

Reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total contribution profit for reportable segments	$1,499	$2,427	$6,291	$4,156
Corporate general and administrative expenses	1,927	2,004	5,749	—
Net interest income	749	674	2,368	1,589
Gain from sales of investments	11	4,018	(3)	4,018
Other income (expense), net	170	—	181	(20)

Income before income taxes and equity in loss of affiliate	$502	$5,115	$3,088	$9,743

For the three months and nine months ended September 30, 2005 and 2004, almost all of the Company’s revenues have been derived from sales to customers in the PRC. Revenues are attributed to the country based on the country of installation of hardware, software and performance of system integration work and software related services. As of September 30, 2005 and 2004, 100% of the Company’s long-lived assets are located in the PRC.

12. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. Among other agreements, the Company entered into a forward contract to deliver shares of the Company’s common stock having an aggregate market value of approximately $27,213 at any time during the twelve month period following the closing date of the acquisition. On July 1, 2005, the Company settled the forward contract by delivering from treasury stock 4,498,130 shares of its common stock, with a fair value of $25,189, and paying cash of $2,024 to Lenovo. Upon settlement of the forward contract, Lenovo owned approximately 11 percent of the Company’s outstanding common stock.

In the three months ended September 30, 2005 and 2004, the Company entered into network solutions and software revenue contracts with China Netcom (Group) Company Limited (“China Netcom”, formerly known as China Netcom Corporation Ltd.) with a total contract value of approximately $2,973 and $3,560, respectively. In the nine months ended September 30, 2005 and 2004, the Company entered into network solutions and software revenue contracts with China Netcom with a total contract value of approximately $8,937 and $8,648, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as the Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005			2004	2005			2004
	Lenovo	China Netcom	Total	China Netcom	Lenovo	China Netcom	Total	China Netcom
Revenues:
Software products and solutions	$—	$1,790	$1,790	$500	$2,941	$5,200	$8,141	$2,032
Service	—	538	538	797	31	1,354	1,385	2,576
Third party hardware	—	268	268	376	—	1,519	1,519	2,845

Total revenues	—	2,596	2,596	1,673	2,972	8,073	11,045	7,453

Purchases:
Software products and solutions	5	5	10	8	72	24	96	22
Service	1	13	14	2	40	24	64	6

Total purchases	6	18	24	10	112	48	160	28

Operating expenses:
Sales and marketing	69	10	79	3	165	25	190	8
General and administrative	4	4	8	4	67	12	79	11
Research and development	2	7	9	6	16	21	37	17

Total operating expenses	$75	$21	$96	$13	$248	$58	$306	$36

	As of September 30, 2005			As of December 31, 2004
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Balances with related parties:
Notes receivable	$—	$1,348	$1,348	$—	$2,045	$2,045
Net accounts receivable	169	6,570	6,739	8,457	5,357	13,814
Other receivables	276	83	359	198	—	198
Accounts payable	—	—	—	2,300	—	2,300
Deferred revenue	414	1,425	1,839	64	1,263	1,327
Other payables	507	—	507	135	—	135

All contract prices and terms with related parties are entered into at market prices.

13. COMMITMENTS AND CONTINGENCIES

Litigation- On December 4, 2001, a securities class action case was filed against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering, or IPO. The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. For purposes of case management, the Count has consolidated this case with lawsuits brought against approximately 300 other companies, all alleging similar practices by the underwriters of the companies’ IPOs.

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, all participating issuer defendants will be required to assign to the class members certain claims that the Company may have against the underwriters. The plaintiffs have filed a motion asking the Court to give its preliminary approval to the form of the documents, including the notice of the settlement to be sent to class members. On September 1, 2005, after considering the underwriter defendants’ objections, the Court issued an order preliminarily approving the proposed settlement with the issuers in all respects.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. The Company believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

14. STOCK REPURCHASE PROGRAM

In November 2004, the Board of Directors approved a stock repurchase program under which the Company was authorized to purchase up to 5,000,000 shares of its outstanding common stock, par value US$0.01, during a period of up to six months. In the second quarter of 2005, the Board of Directors approved the repurchase of an additional 500,000 shares under the program, and an extension of the repurchase period to August 17, 2005.

During the nine month period ended September 30, 2005, the Company purchased 5,115,405 shares of its common stock at a cost of $26,414. From the commencement of the program through September 30, 2005, the Company has purchased a total of 5,274,231 shares at a total cost of $27,282.

15. ASSETS AND LIABILITIES HELD FOR SALE

In line with the Company’s strategy of focusing on its core business lines, the Company entered into an agreement in October 2005 to sell certain assets constituting its human resources and business intelligence software business to Hinge Software Co. Ltd. (“Hinge”). Under the terms of the sale, Hinge has agreed to purchase the assets in exchange for cash in the amount of RMB15 million (approximately $1.85 million), and to assume certain liabilities associated with such assets. Hinge is obligated to pay the purchase price no later than the close of business on December 30, 2005. The payment of the purchase price is secured by 8% of the outstanding equity interests of Hinge. In connection with the sale, the Company has agreed to reinvest the cash proceeds for 5% of the outstanding equity interests of Hinge. The Company presented these assets and liabilities separately as held for sale on the condensed consolidated balance sheet. The Company is in the processing of determining the possible gain or loss on the disposal of the assets and liabilities.

The assets and liabilities held for sale are as follows:

September 30, 2005
Assets held for sale
Accounts receivable due from non-related parties (net of allowances of $2 as of September 30, 2005)	$1,711
Inventories	6
Other receivables	16
Goodwill	3,543
Other acquired intangible assets - net	1,347

Total assets held for sale	$6,623

Liabilities held for sale
Accrued expenses	$292
Deferred revenue	16
Other payables	5

Total liabilities held for sale	$313

16. SUBSEQUENT EVENTS

In November 2005, the Company entered into two separate agreements to sell 100% of the outstanding equity interest of Han Management Consulting (China) Limited (“Han”) and to transfer certain assets constituting the Company’s e-government business unit acquired from Lenovo in 2004. Both arrangements are in line with the Company’s strategy in focusing on its core business – telecommunication software solutions and security products and services. Under the terms of the equity transfer agreement for Han, the selling price is RMB 25 million (approximately US$3.1 million), payable by Han management team out of the future earnings of Han within 5 years from the transaction’s effective date of October 1, 2005. 43% of the outstanding equity interests in Han have been pledged to the Company to secure the outstanding payment. The Company is also responsible for certain transition costs related to the disposal. Under the agreement signed with Pansky Technology Group (“Pansky”), the Company will transfer all assets, liabilities and sales backlog of its e-government business unit to Pansky for no consideration, with an effective date of November 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed below under the heading “Certain Risks That May Affect Our Operating Results and Our Common Stock.”

Overview

We are a leading provider of high-quality telecom software solutions and security products and services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software product and solutions services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software product solutions to China’s telecom carriers, we also offer a wide range of enterprise solutions to small, medium and large Chinese enterprises in various industries.

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

In line with our strategy of focusing on our core business lines, we entered into an agreement in October 2005 to sell certain assets constituting our human resources and business intelligence software business to Hinge Software Co. Ltd. (“Hinge”). Under the terms of the sale, Hinge has agreed to purchase the assets in exchange for cash in the amount of RMB15 million (approximately $1.85 million), and to assume certain liabilities associated with such assets. Hinge is obligated to pay the purchase price no later than the close of business on December 30, 2005. The payment of the purchase price is secured by 8% of the outstanding equity interests of Hinge. In connection with the sale, we have agreed to reinvest the cash proceeds for 5% of the outstanding equity interests of Hinge. We presented these assets and liabilities separately as held for sale on the condensed consolidated balance sheet. We are in the processing of determining the possible gain or loss on the disposal of the assets and liabilities.

In November 2005, we entered into an agreement to sell our subsidiary, Han Management Consulting (China) Limited (“Han”), to Han’s management team and also will transfer certain assets constituting our e-government business unit to Pansky Technology Group (“Pansky”). Both arrangements are in line with the Company’s strategy to focus on our corn telecom software solutions and security products and services business. Under the terms of the sale, Han has been valued at RMB 25 million (approximately US$3.1 million). Han’s management is obligated to pay the purchase price with 5 years of the effective date of the agreement. In a separate agreement, we will transfer our e-government business to Pansky. Under the terms of the agreement, all assets and sales backlog as of November 1, 2005 will be transferred to Pansky.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue.

Software products and solutions revenue. We typically sell our software as part of total solutions for our customers, which include proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services.

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

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
	(amounts in thousands of US dollars)
Software products and solutions revenue	$15,254	$9,614	$47,464	$28,615
Service revenue	6,320	4,304	20,212	14,849
Hardware revenue net of hardware costs	183	304	704	1,551

Total revenues net of hardware costs	21,757	14,222	68,380	45,015
Total hardware costs	3,463	5,784	13,356	29,480

Total revenues	$25,220	$20,006	$81,736	$74,495

The information on total revenues net of hardware costs, or net revenues, in the above table is a “non-GAAP financial measure” within the meaning of Item 10 of Regulation S-K under the Exchange Act. We have provided a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure, total revenues. We believe that the presentation of this non-GAAP measure provides useful information for investors regarding our regular financial performance because total revenues net of hardware costs more accurately reflect the core of our business, which is the provision of software solutions and services. We believe such measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and development of our business. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business.

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

Consolidated Results of Operations

Revenues. Total revenues, including hardware costs, were $25.2 million and $81.7 million, respectively, in the three- and nine-month periods ended September 30, 2005, representing increases of 26.1% and 9.7%, respectively, against the comparable periods in 2004 and a 6.9% decrease compared to the previous quarter. The increases in our total revenue in the three- and nine-month periods ended September 30, 2005 were primarily attributable to the inclusion of Lenovo-AsiaInfo’s operating results in those periods. Lenovo - AsiaInfo is the business unit we formed from the IT services business we acquired form Lenovo Group Limited in October 2004.

Net revenues (i.e., total revenues net of third party hardware costs) were $21.7 million and $68.3 million, respectively, for the three- and nine-month periods ended September 30, 2005, representing increases of 53.0% and 51.9% against the comparable periods in 2004, and representing decrease of 7.2% sequentially. The increase in our net revenues was attributable to the Company’s continued focus on increasing high-margin software and service revenues, and to the inclusion of Lenovo-AsiaInfo’s operating results.

Software revenue was $15.3 and $47.5 million in the three- and nine-month periods ended September 30, 2005, representing an increase of 58.7% and 65.9% over the comparable periods in 2004, and a decrease of 5.4% sequentially. Service revenue was $6.3 and $20.2 million, respectively, in the three- and nine-month periods ended September 30, 2005, representing increases of 46.9% and 36.1% over the comparable periods in 2004 and an 11.4% decrease sequentially. Third party hardware revenue was $3.6 million and $14.0 million, respectively, in the three- and nine-month periods ended September 30, 2005, representing decreases of 40.1% and 54.7% over the comparable periods in 2004 and a 4.8% decrease over the previous quarter. During the three- and nine-month periods ended September 30, 2005, Lenovo - AsiaInfo contributed 21.4% and 24.6% to software revenue, 35.9% and 36.4% to service revenue, and 23.5% and 11.0% to third party hardware revenue, respectively.

Cost of revenues. Our cost of revenues increased 22.4% to $14.3 million and decreased 0.2% to $48.1 million, respectively, in the three- and nine-month periods ended September 30, 2005. Our cost of revenues decreased 10.6% against the previous quarter. The Increase in the quarter on quarter comparison resulted from the consolidation of Lenovo-AsiaInfo’s operating results.

Gross profit. Our gross profit was $11.0 million and $33.7 million, respectively, in the three- and nine-month periods ended September 30, 2005, representing increases of 31.2% and 27.9%, respectively, against the comparable periods in 2004, and a slight sequential decrease. Our gross margin increased to 43% and 41%, respectively, in the three- and nine-month periods ended September 30, 2005, as compared to 42% and 35%, respectively, in the comparable periods of 2004 and 41% in the previous quarter. These increases are primarily due to reduced hardware pass-through and the increase in our higher-margin software revenue.

Operating expenses. Our operating expenses in the three- and nine-month periods ended September 30, 2005 were $11.4 million and $33.1 million, respectively, representing increases of 43.6% and 49.5% against the comparable periods in 2004 and a slight sequential increase. The period on period increases in operating expenses are attributable to the inclusion of Lenovo-AsiaInfo’s operating results. Lenovo-AsiaInfo contributed 34% to operating expenses for both the three and the nine- month periods ended September 30, 2005.

Sales and marketing expenses were $5.4 million and $15.2 million, respectively, in the three- and nine-month periods ended September 30, 2005, representing increases of 73.4% and 75.0% against the comparable periods in 2004 and a sequential increase of 14.7%. The increases were primarily attributable to sales and marketing expenses of $2.4 million and $7.4 million from Lenovo-AsiaInfo, respectively, in the three- and nine-month periods ended on September 30, 2005, reflecting increased sales and marketing efforts in the security products and services business.

General and administrative expenses were $2.5 million and $7.6 million in the three- and nine-month periods ended on September 30, 2005, representing increases of 5.6% and 19.4%, respectively, compared with the same period last year and a sequential decrease of 18.1%. The decrease was mainly due to lower provision for bad debts as a result of improved collection.

Research and development expenses were $3.1 million and $9.0 million in the three- and nine-month periods ended on September 30, 2005, representing increases of 35.4% and 36.8%, respectively, compared with the same period in 2004 and a sequential increase of 12.0%. These increases are primarily attributable to the inclusion of Lenovo-AsiaInfo’s operating results, as well as to our research and development efforts in developing software products to support our future growth.

(Loss) Income from operations. Loss from operations were approximately $428,000 in the three-month period and income from operations were approximately $542,000 in the nine-month period ended September 30, 2005, representing decreases of 201.2% and 87.0%, respectively compared with the same period last year, and a sequential decrease of 344.6%. The period on period decreases were primarily due to the inclusion of Lenovo-AsiaInfo’s operating results, which included a $2.1 million operating loss, during the third quarter of 2005. The sequential decrease was primarily due to the lower operating margin from Lenovo-AsiaInfo and an increase in research and development expenses attributable to our efforts in developing software products to support our future growth.

Other Income. Other income was approximately $930,000 and $2.5 million in the three-month and nine-month period ended September 30, 2005, representing decreases of 80.2% and 54.4% respectively, compared with the same periods last year and a sequential increase of 16.3%. The decreases are mainly due to the disposal gain on long-term investment in the third quarter of year 2004 and the increase is primarily due to the change in the exchange rate between the U.S. Dollar and the Renminbi during the third quarter.

Net income. Net income for the quarter ended on September 30, 2005 was $0.4 million, or $0.01 per basic share, compared to $5.0 million or $0.11 per basic share after an investment disposal gain of $4 million in the year-ago period, and $0.8 million or $0.02 per basic share, for the previous quarter.

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

Our net operating cash flow was $6.6 million for the third quarter of 2005. Our total cash position, including cash and cash equivalents, restricted cash and short term investments, increased from $142.4 million at June 30, 2005 to $148.3 million at September 30, 2005.

Our accounts receivable balance at September 30, 2005 was $50.9 million, consisting of $29.4 million in billed receivables and $21.5 million in unbilled receivables. Our billed receivables are based on revenue we have booked and billed. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. For example, we recognize revenues for hardware pass-through at the time the hardware is accepted by the customer, based on the cost of the underlying hardware. However, our contracts with customers often allow the customers to withhold 10-20% of the total contract payments until final project acceptance, which on average is eight to nine months after hardware delivery. As a result, revenues from hardware pass-through generally represent a significant portion of our unbilled receivables and can cause the aging of these receivables to be relatively long.

At the end of the third quarter, our days sales outstanding were 183 days, as compared to 185 days at June 30, 2005, as a result of enhanced collection efforts.

Our total shareholders’ equity as of September 30, 2005 had increased by 15.6% sequentially, compared to the previous quarter - end, as a result of our reissue of 4.5 million of our treasury shares to Lenovo in July 2005 as part of the acquisition consideration for Lenovo’s IT services division. Shareholders equity also increased as a result of a currency translation adjustment due to the change on the foreign currency exchange rate in the third quarter. Upon delivery of these shares, Lenovo held approximately 11% of our outstanding common stock.

As of September 30, 2005, we had total short-term credit facilities for working capital purposes totaling $27.3 million, expiring by December 2005, which were secured by bank deposits of $14.0 million. $4.0 million of the short-term credit facilities were used to issue letters of credit and notes payable at that date. Additional bank deposits of $1.5 million were used for issuing standby letters of credit and bank acceptance drafts. Bank deposits pledged as security for these standby letters of credit, bank acceptance drafts and short-term credit facilities totaled $15.5 million as of September 30, 2005, and are presented as restricted cash in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of September 30, 2005.

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations

Operating Lease Obligations	$5,475	736	4,739	—	—

Recent Accounting Pronouncements

The following are recently issued accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statement based on their fair values. SFAS 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). Under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. On October 24, 2005, the Compensation Committee of our Board of Directors (the “Board”) approved the acceleration of vesting of approximately 2.1 million unvested stock options previously awarded to employees and officers under our 2000 Stock Option Plan and 2002 Stock Option Plan. Options held by members of the Compensation Committee were excluded from the acceleration. The effective date of the acceleration was October 25, 2005. The primary purpose of the accelerated vesting is to enable us to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R by the Company in fiscal 2006. The Company expects the acceleration to reduce the stock option expense it otherwise would be required to record beginning in fiscal 2006 by more than $7.5 million on a pre-tax basis.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have material impact on our results of operations and financial condition.

We do not expect that the adoption of the following recent accounting pronouncements in January 2006 will have material impact on our financial statements:

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

Most of our large telecommunications customers are directly or indirectly owned or controlled by the Chinese government. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely dependent upon government policies which are made on a centralized basis by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications infrastructure. Insufficient allocation of funds by the government to sustain the growth of China’s telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

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

A large part of the contract amount of our projects often relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results are not a good indication of our future performance and should not be overly relied upon. It is likely that our operating results in some periods may be below the expectations of market analysts and investors, which would cause the price of our common stock to decline, and such decline, could be disproportionate to the decline in our operating results.

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

We maintain a relatively stable work force of software and network engineers engaged in all phases of planning and executing projects on behalf of our customers. As a result, our operating costs are relatively fixed from quarter to quarter, regardless of fluctuations in our revenues. In certain periods, this has resulted in our gross profit decreasing as a percentage of our net revenues. For example, during the second quarter of 2003 our revenues were impacted by the outbreak of SARS and our gross profit as a percentage of net revenue decreased to 56% as compared to 66% in the comparable period of 2002. Future fluctuations in our net revenues could result in similar decreases in our operating margins. In addition, enhanced competition in the software market and other markets in which we operate could result in reduced prices, which, together with our relatively fixed operating costs, could also result in reduced operating margins.

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

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets (the “restricted businesses”). We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We currently operate the restricted business through Lenovo Computer System and Technology Services Ltd., or Lenovo Computer. We intend to operate the restricted business through Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, upon the receipt by Lenovo Security of all requisite business licenses and qualifications. Lenovo Security has obtained the Computer Information System Integration Concerning State Secrets Qualification Certificate issued by the National Administration for Protection of State Secrets, and is in the process of applying for other licenses and qualifications.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and certain of our employees who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations relating to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security, but instead derive economic benefits similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2005 annual meeting of shareholders, filed with the Securities and Exchange Commission on March 16, 2005.

In the opinion of our Chinese legal counsel in the acquisition of Lenovo’s IT services business, T&C Law Office, and in the opinion of the Chinese legal counsel to Lenovo. Tian Yuan Law Firm, at the closing of the acquisition our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo Technologies, Inc., these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese legal counsels. If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy, and the failure by our shareholders who are PRC residents to make or obtain any required registrations pursuant to such regulations may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends to our company.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice on January 24, 2005 concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investments in China. Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the various SAFE notices, certain PRC residents may be required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to share capital, a transfer of shares, or if such company is involved in a merger and an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of PRC company’s assets or equity interests through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for purpose of the SAFE notices. However, there is substantial uncertainty as to whether our company would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determined that these PRC residents have an obligation to register under the notices.

As it is uncertain how the SAFE notices will be interpreted or implemented, there is significant uncertainly as to whether the notices apply to any of our past acquisitions. Moreover we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by Chinese legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective in providing control as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In any such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings could result in the disruption of our business, damage to our reputation, diversion of our resources and incurrence of substantial costs.

We may not be able to operate the systems integration businesses involving state secrets once we acquire all of the equity interest in Lenovo Computer and Lenovo Security.

PRC laws and regulations currently prohibit foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. We and our subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. Unless such prohibition is lifted in the future, we will not be able to operate such business after we acquire all of the equity interest in Lenovo Computer and Lenovo Security pursuant to the terms of our contractual arrangements we have with Lenovo Computer and Lenovo Security and their respective shareholders. Our inability to engage in this line of business may materially and adversely affect our business, financial condition and results of operations.

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

We recorded a non-cash impairment charge of $30.2 million as a result of an independent valuation during the first quarter of 2003 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Bonson Information Technology, a telecommunications billing software provider, in February 2002. In December 2003, we recorded an impairment charge of $2.2 million related to our minority investment in another IT company. There is no assurance that future reviews will not result in further write-downs to goodwill and other intangible assets.

We are highly dependent on our executive officers.

Each of our executive officers is responsible for one or more important segments of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of our executive officers’ services could be detrimental to our operations. We do not have, and do not plan to obtain, “key man” life insurance on any of our employees.

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

We extend to our customers warranties that expose us to potential liabilities.

We customarily provide our customers with one to three year warranties, under which we agree to maintain installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts often do not have disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which could materially and adversely affect us.

We sell our services on a fixed-price, fixed-time basis, which exposes us to risks associated with cost overruns and delays.

We sell most of our services on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could lead to delays or cost overruns and cause us to be liable for late completion fines.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the United States). We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

We currently license technology from third parties and intend to do so increasingly in the future as we introduce services that require new technology. There can be no assurance that these technology licenses will be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could delay or compromise our ability to introduce new services. In addition, we may be subject to third party claims of infringement and incur legal expenses and be liable for damages, which could be substantial.

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

The fact that our business is conducted in both U.S. dollars and Renminbi may subject us to foreign exchange risks due to fluctuations in the exchange rate between those two currencies.

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

In July 2005, the People’s Bank of China, or PBOC, revalued the Renminbi by 2.1% against the U.S. dollar. In addition, according to the PBOC, the Renminbi will no longer be pegged to the US dollar, but instead it will float in a tight band against a basket of foreign currencies. While we do not believe that this change will have significant impact to our results of operations, we cannot guarantee that future changes in exchange rate policy will not affect our business.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

Our main competitors in China include local systems integration and IT services firms, including Digital China, Huawei, Linkage and Neusoft. Our international competitors include multinational companies such as IBM Global Services and HP Services, which are establishing more active presences in the IT services market in China.

Our competitors, many of which have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

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

High technology and emerging company stock has historically experienced extreme volatility and may cause losses to our stockholders.

The trading price of our common stock may be subject to significant market volatility due to investor perceptions of investments relating to China and Asia, as well as developments in the telecommunications industry. In addition, the high technology sector of the stock market frequently experiences extreme price and volume fluctuations, which have particularly affected the market prices of many software companies, without regard to the operating performance of those companies.

If our stock price is volatile, we may become subject to securities litigation, which is expensive and could result in a diversion of resources.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of alleged improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March 2000. For more information on that litigation, please see the discussion under the heading “Item 1. Legal Proceedings” in Part II of this report. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

Future sales of shares by existing stockholders could cause the market price of our common stock to fall.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We are subject to anti-takeover provisions that could prevent a change of control and prevent our stockholders from realizing a premium on their common stock.

Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. The preferred stock, if issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, such an issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of the ten-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2006; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

We are subject to potential liabilities and anticipate significant expenses in complying with the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act (the “Act”), which became effective in July 2002, imposed additional corporate governance, reporting and disclosure requirement on public companies introduced stricter independence and financial expertise standards for audit committees, and set stiff penalties for securities fraud.

The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

Section 404 of the Act requires our management and our independent auditors to assess our internal controls over financial reporting on an annual basis. During the course of our assessment of our internal controls in 2004, we identified certain deficiencies that, if not remedied and re-tested by December 31, 2004, would result in material weaknesses in our internal controls. We subsequently hired an in-house U.S. tax expert and updated our control process for U.S. tax accounting. As a result, we believe we have successfully eliminated all previously identified deficiencies in our internal controls as of December 31, 2004. However, there can be no assurances that no deficiencies or material weaknesses in our internal financial reporting will arise in the future. Any of our inability to eliminate such deficiencies or material weaknesses could negatively impact investor confidence and our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest-rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of September 30, 2005, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB8.092. If the exchange rate were to increase by 2% to US$1.00 = RMB8.2538, our net assets would potentially decrease by $1,927. If the exchange rate were to decrease by 2% to US$1.00 = RMB7.9302, our net assets would potentially increase by $1,852. To reduce currency risk related to the Renminbi, we maintain a significant portion of our cash deposits in U.S. dollars, and we have used such deposits to collateralize Renminbi denominated loans from Chinese banks.

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

There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2005. Our exposure to interest rate changes is limited as we do not have variable rate or long-term borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). During the assessment of our internal control over financial reporting performed in connection with the preparation of management’s annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified that our management lacked appropriate experience and expertise relating to accounting for income taxes under U.S. GAAP. In order to address this weakness, we hired an in-house U.S. tax expert in May, 2005 and have updated our control process for U.S. tax accounting. This expert prepared our 2005 U.S. tax provisions for the second and third quarters under the updated control process. Other than these changes, there were no other significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussions under Item I, Part II of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2005. On September 1, 2005, after considering the underwriter defendants’ objections, the court issued an order preliminarily approving the proposed settlement with the issuer defendants in all respects.

The proposed settlement is subject to final approval by the court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	182,298	5.67	182,298	225,769
August 1, 2005 - August 31, 2005	—	—	—	—
September 1, 2005 - September 30, 2005	—	—	—	—
Total	182,298	5.67	182,298	—

(1)	In November 2004, the Board of Directors approved a stock repurchase program under which the Company was authorized to purchase up to 5,000,000 shares of its outstanding common stock, par value US$0.01, during a period of up to six months. In the second quarter of 2005, the Board of Directors approved the repurchase of an additional 500,000 shares under the program, and an extension of the repurchase period to August 17, 2005.

During the nine month period ended September 30, 2005, we purchased 5,115,405 shares of our common stock at a cost of $26.4 million. From the commencement of the program through September 30, 2005, we have purchased a total of 5,274,231 shares at a total cost of $27.3 million.

ITEM 6. EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: November 9, 2005	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (3)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.4 (5)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.5 (5)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.6 (6)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.7 (3)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.8 (7)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.9 (7)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.10 (7)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.11 (7)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.13 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.14 (7)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.15 (7)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.16 (7)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.17 (7)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.18 (7)	Employment Agreement between AsiaInfo Holdings, Inc. and Bing Yu dated September 9, 2004*

10.19 (8)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.20 (9)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.21 (9)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.22 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.23 (9)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Bing Yu dated October 19, 2004

10.25 (9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.26 (9)	Power of Attorney executed by Bing Yu dated December 2, 2004

10.27 (9)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.28 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.29 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.30 (9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.31 (9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

11.1	Statement regarding computation of per share earnings (included in note 11 to the consolidated financial statements in this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(8)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.