Form 10-K
period 2005-12-31
ASIAINFO HOLDINGS INC
filed 2006-03-15
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code +8610 8216 6688

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Based on the closing sale price of the common stock on the Nasdaq National Market System on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $197,372,040.47.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 44,704,937 at March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this discussion, the words “believes”, “anticipates”, “may”, “will”, “should”, “expects”, “plans”, “estimates”, “predicts”, “potential”, “continue”, “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed in the statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors discussed below under Item 1A, “Risk Factors”.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc. and its subsidiaries.

PART I

ITEM 1.    Business

Overview

We are a leading provider of high-quality telecom software solutions and information technology (IT) security products and services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, and China United Telecommunications Corporation, or China Unicom.

In the fourth quarter of 2004, we acquired the non-telecommunications-related IT services division of China’s largest PC manufacturer, Lenovo Group Limited, or Lenovo, in a transaction valued at approximately $36.8 million. In connection with the acquisition, we formed a new division of our company, named Lenovo-AsiaInfo, to focus on the non-telecommunications IT services market in China. Subsequently, we disposed of various non-core business lines from the Lenovo-AsiaInfo division, which now focuses on the security products and service market, targeting mainly small to medium sized enterprises in China.

Our operations are organized into two divisions: AsiaInfo Technologies and Lenovo-AsiaInfo. For the year ended December 31, 2005, approximately 86% of our total revenue was contributed by AsiaInfo Technologies, while the remaining revenue was contributed by Lenovo-AsiaInfo. AsiaInfo Technologies encompasses our traditional telecommunications business and provides software and solutions to China’s telecommunications operators. Products and services in this division cover network infrastructure services, including network design, implementation, operation and optimization, customer management and billing solutions, decision support systems, and service applications such as messaging, broadband, wireless and other advanced applications. Lenovo-AsiaInfo mainly provides IT security products and services tailored for small to medium size companies, focusing on the firewall and virtual private network, or VPN, sectors. Our IT security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Lenovo-AsiaInfo also has a team that provides financial services IT solutions, including bank core business processing systems, bank business performance management systems, bank call center systems and bank notification systems.

Our security products and services business faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume and made only a nominal contribution to our revenue for the fourth quarter. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Bing Yu, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board of Directors (Board), submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. In light of this, we made specific provisions for sales returns, inventory obsolescence and accounts receivable relating to our security products and an impairment of goodwill and intangibles relating to the Lenovo-AsiaInfo division in the fourth quarter. For details, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Our management team, under the guidance of our Board, is currently conducting an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. Based on the progress of that inquiry to date, we believe that the shortfall was, at least in part, the result of unexcused absences on the part of employees in our security division during the quarter. Our inquiry into this matter is ongoing, and we intend to seek appropriate remedies if we determine such action is warranted.

While we were disappointed with the results for our security division in the fourth quarter of 2005, we remain optimistic about the future of our security business. The market for security products in China is promising; according to the Internet Data Center, or IDC, it is expected to expand at a compound annual growth rate of 28% until 2009. Our security offerings continue to be highly regarded in the market and, with our strong sales and development teams under the highly qualified leadership of Mr. Jian Qi, a 10 year AsiaInfo veteran, we are optimistic that this business will begin to rebound in 2006 and make progress toward realizing its full potential over the next several years.

Our History

Our company was founded in Dallas, Texas in 1993 by Chinese nationals residing in the United States. We moved our major operations from the United States to China in 1995, and began to conduct the bulk of our business through various operating subsidiaries, most of which are Chinese companies. We began generating significant hardware pass-through and related service revenues in China in 1996 and significant software revenues in 1998.

After moving our operations to China, we designed and implemented most of the nation’s major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included the high performance, highly fault tolerant software components that we continue to develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of China’s market. Because these software products, along with our network integration services, have a broad range of applications for our customers’ businesses, including their fixed-line, wireless and Internet services, our business has grown from that of a pure Internet infrastructure developer to that of a total communications infrastructure software and services provider.

We have also expanded our business in China through various acquisitions. We significantly broadened our presence in the operation support systems (OSS) market in February 2002 through the acquisition of Bonson Information Technology Holding Limited. More recently, we significantly increased our presence in the IT security services and solutions market through our acquisition of Lenovo’s IT services business. During the fourth quarter of 2005, the Company strengthened its leading position in the telecom software solutions market through the strategic acquisition of the telecom operation support business group of Zheda Lande. We have signed definitive documentation with respect to the acquisition of the telecom operation support business group of Shanghai Changjiang Technology Department Co. Ltd. (Changjiang) and expect this transaction to close in the first half of 2006.

Our Corporate Structure

Although our operations are currently organized as two divisions, AsiaInfo Technologies and Lenovo-AsiaInfo, our business is conducted through a number of different operating subsidiaries, most of which are organized under PRC laws and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses we acquired from Lenovo through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of the IT security business we acquired as part of Lenovo’s IT services business are subject to these restrictions on foreign investment. Accordingly, in order to comply with these laws and regulations, we have entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted business. Under accounting principles generally accepted in the United States of America, or U.S. GAAP, Lenovo Computer and Lenovo Security are considered “variable interest entities” and are included in consolidation because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, although we own none of the outstanding equity interests in either of those companies.

In addition to Lenovo Computer and Lenovo Security, we established another variable interest entity in June 2004 for the purpose of exploring opportunities to engage in the value-added telecommunications services business in the PRC. PRC regulations also restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these regulations, we entered into various contractual arrangements with certain individuals to set up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. Further information on the contractual arrangements through which we operate Lenovo Computer and Lenovo Security is set forth in the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement with respect to our 2006 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (SEC) on or about the date of this report. For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security and Lenovo Computer, please see the discussion in Item 1A of this Report, “Risk Factors”.

The following diagram illustrates the current organizational structure of our company and our material operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operation.

(1)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees, but controlled by our subsidiary, AsiaInfo Technologies (China), Inc., through a series of contractual arrangements.
(2)	Lenovo Computer System and Technology Services Limited is a domestic Chinese company owned by subsidiaries of Lenovo Group Limited, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.
(3)	Lenovo Security Technologies (Beijing), Inc. is a domestic Chinese company owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo Group Limited, and one of our employees and one of our directors, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.

Industry Background

We operate in China’s telecom software and IT security products and services industry. As substantial proportions of our revenues have been, and are expected to continue to be, derived from customers in China’s telecommunications industry, we believe that developments in China’s telecommunications industry have significant implications for our business. The following discussion addresses developments in the telecommunications market and the IT security market in China.

Telecommunications Market

Approximately 86% of our revenues were derived from the telecommunications sector in 2005, and we expect a significant portion of our total revenues to be derived from the telecommunications sector in 2006. According to China’s Ministry of Information Industry, or MII, in 2005 the number of China’s fixed-line phone subscribers increased by 10.8% to 350 million and the number of wireless phone users increased by approximately 17.5% to 393 million. Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which GDP per capita reached RMB13, 318 in 2005, according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Compound Annual Growth Rate
	2002	2003	2004	2005	(2002-2005)
China’s GDP per capita (RMB) (1)	7,930	9,030	9,811	13,318	20.3%
Fixed-line Telephone
Access lines in service (in millions)	214.4	263.3	316	350	17.8%
Penetration rate (2)	16.7%	21.2%	24.3%	27%	17.4%
Wireless Telephone
Subscribers (in millions)	206.6	268.7	334	393	23.9%
Penetration rate (2)	16.1%	20.9%	25.7%	30.3%	23.5%
Internet
Users (in millions)	59.1	79.5	95	111	23.4%
Penetration rate (2)	4.6%	6.2%	7.3%	8.4%	22.2%

(1)	Pursuant to the rate of exchange quoted by China’s Central Bank, as of December 31, 2005 the exchange rate between the Renmibi and the U.S. dollar decreased 2.5% to U.S.$1.00 =RMB 8.0702, compared to a rate of U.S.$1.00=RMB 8.2745 as of December 31, 2004.
(2)	Determined by dividing the number of subscribers or users by the total population of China.
Sources:	Data in respect of China’s population and GDP per capita are derived from information published by the National Statistical Bureau of China; data in respect of mobile subscribers are derived from information published by the MII; data in respect of Internet users are derived from information published by China Internet Network Information Center.

We believe the growth of China’s telecommunications market has great potential for our business. According to the MII, China’s telecommunications business will maintain a growth rate of over 20% with an annual business volume reaching RMB 1.44 trillion in 2006. The MII predicts that the total revenue of the telecom industry in 2006 will be RMB 639 billion, representing year-on-year growth of 10.2%.

The MII also predicts that the number of mobile phone users in China will reach 441 million in 2006 while the number of Internet users is expected to reach 128 million. The MII’s predictions also include an increase in the number of fixed-line telephone users of 30 million, to 380 million in 2006, resulting in year-on-year growth of 8.6%. Among users of fixed telephone lines, those using personal access phone systems will grow by 15.3 million, to 101 million, in 2006. The MII further estimates that by the end of 2006, out of every one hundred Chinese citizens, 29 will have fixed telephone lines and 34 will have mobile phones.

In light of the increasing number of telecommunication users, we believe telecommunication operators are preparing to upgrade their current systems both at the provincial and municipal levels. In 2005, we launched China’s first two metadata management platforms for two different provinces, as well as the first municipal Data Mart platform application. The metadata platform improves the quality of an operator’s data management through unified processing of metadata across all sections of its Business Intelligence (BI) system, while the Data Mart platform is designed to support municipal branches in making various thematic analyses with higher flexibility. We expect to see substantial growth in the market for these data management and BI resources in 2006.

IT Security Market

Through our Lenovo-AsiaInfo division, we provide IT security products and services to small and medium enterprises in China. We launched our Lenovo-AsiaInfo division at the beginning of the fourth quarter of 2004, in connection with our acquisition of Lenovo’s IT services business.

The IDC predicts that the IT security product and service markets will grow at a compound growth rate of 28.3% and 30.7%, respectively between 2005 and 2009 while, during the same period of time, the entire Chinese IT market is expected to grow at a compound annual growth rate of 14.2%. Despite increasing competition in the IT security product and security service sectors, profit margins have been maintained at relatively high levels. Sales distributors have become a critical success factor in these markets. Some local competitors have moved from a direct-to-end-user sales distribution strategy to sales via distributors. In addition to the increasing demand for IT security products and services from the telecommunications and financial sectors, the educational market has also started to display a stronger appetite for these products and services.

Market Opportunities

We believe that the principal market opportunities presented for our business include the following:

Telecommunications software solution market.    We are a leading provider of BSS/OSS systems, which help telecommunications carriers improve their customer relations and operating efficiency. We believe that well-developed business support system (BSS) and OSS systems for customer relations management will continue to be a key investment focus for telecommunications carriers in China. AsiaInfo’s leading BSS/OSS and BI solutions have continued to be a key differentiator for us in this area, allowing us to increase telecom software revenue 18% year over year. In 2005, we signed several significant telecom contracts, each generating over US$1 million and we achieved a breakthrough in the China Telecom fixed-network market, signing a contract with Chongqing Telecom for our BI software solution package. In 2005, a new telephone registration regulation, requiring all mobile users to register under their real names, was promulgated. We expect to see significant demand for our services to help carriers comply with the new regulations. In fact, we are already working with Shanghai Mobile and Zhejiang Mobile to help move many of their pre-paid users onto our BSS/OSS platform.

The restructurings of China Telecom and China Netcom and the development of value-added services have resulted in new requirements for the installation of sophisticated functions on those networks. In particular, the Chinese telecom industry has seen significant controversy over third generation (3G) networks. Communication equipment manufacturers and fixed network operators without mobile licenses are urging the government to issue 3G licenses. According to IDC, while the timing of issuance of 3G licenses is still difficult to predict, it is expected to boost market growth, especially for billing solutions.

IT security products and services market.    The IDC estimates that the market for security products in China will expand rapidly at a compound annual growth rate of 28% between 2004 and 2009. This forecast suggests that network security is becoming a more important concern for many Chinese companies. Our security offerings continue to be highly regarded in the market and, with our strong sales network and development teams under the highly qualified leadership of Mr. Jian Qi, a 10 year AsiaInfo veteran, we are optimistic that this business will begin to rebound in 2006 and make progress toward realizing its full potential over the next several years.

Our Strategy

Our goal is to provide high quality telecom software products and security products and services that help our customers achieve sustainable development. The key aspects of our strategy include the following:

Strengthening our leading position in China’s telecommunications market.    We hold a leading position in the market for BSS/OSS systems and solutions, which we believe are important for the future development of China’s telecommunications operators. To further strengthen our leading position, the Company strengthened its leading position in the telecom software solutions market through the strategic acquisition of the telecom operation support business group of Zheda Lande. We have signed definitive documentation with respect to the acquisition of the telecom operation support business group of Changjiang and expect this transaction to close in the first half of 2006. As the market for telecom software solutions in China continues to expand, we will continue to look at attractive acquisitions in the telecom software space that can be easily integrated and allow us to expand our market share.

Addressing the security products and services market.    Following the acquisition of Lenovo’s non-telecommunication related information technology services business in 2004, we combined that business with our former enterprise information solutions business unit to form Lenovo-AsiaInfo. The current strategy of Lenovo-AsiaInfo is to strengthen its market position in the IT security products and services market in China and explore cross-marketing opportunities with AsiaInfo’s existing customer base in the telecommunications market.

Our Competitive Strengths

The key factors that contribute to our strong competitive position are as follows:

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

Leader in Internet- related markets.    We have been a leader in designing and implementing China’s Internet infrastructure. We have built first-class Internet backbones and provincial access networks, as well as user management systems and email systems, for China Mobile, China Telecom, China Netcom and China Unicom. We anticipate that the systems we constructed will continue to provide us with a competitive advantage in promoting our software solutions and services to telecommunications carriers.

Large-scale proprietary software.    Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time. This real time feature enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. Most of our software products are scalable to accommodate millions of users. This capability allows telecommunications carriers to develop their networks incrementally as their level of business grows, without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allows our customers, third party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead.

Customer-centric and cost-effective project management capability.    Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserving customer loyalty. As such, we remain in close contact with our customers in order to meet their needs and demands during the course of our projects. Through experience and over time, we have developed a unique project management system to achieve maximum customer satisfaction in a cost-effective manner. We believe our effective project management system distinguishes us from our competitors in China.

Established customer relationships.    We have close relationships with all of the leading telecommunications service providers in China and have provided our services and products to most of them. Through the establishment of our Lenovo-AsiaInfo division, we have also developed a customer base in various non-telecommunications industries. We believe that our in-depth understanding of our customers’ requirements allows us to successfully deliver customized solutions. Moreover, our strong customer service and research and development teams based in China allow us to respond quickly and efficiently to the needs of our customers.

Highly qualified personnel.    In view of the specific needs of China’s market, our recruitment efforts target Chinese citizens who have information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading company in China. Most of our senior management has served us for a long period of time.

Products and Services

We leverage our core strengths in software and IT services to create product and solutions offerings for leading telecommunications service providers, as well as other major enterprises in China. Our AsiaInfo Technologies division offers a specialized suite of products for the telecommunications industry, while our Lenovo-AsiaInfo division focuses on IT security solutions for small and medium enterprises.

AsiaInfo Technologies—Software and Solutions for the Telecommunications Market

Through AsiaInfo Technologies, we provide high quality software and solutions to China’s telecommunications operators. Our suite of innovative solutions includes three primary types of products and services: Business and Operation Support Systems, Service Application Solutions and Network Infrastructure Solutions. The products and services we offer to the telecommunications industry include various software product suites, each of which is given the name “Open” because the software installed is designed with open architecture to facilitate further development and customization for specific purposes. We typically integrate a combination of these products, together with our services, into customized solutions to address individual customer needs.

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of business support systems/operating support systems (BSS/OSS) to China’s telecommunications operators. Our core BSS/OSS offerings include customer relationship management (CRM) systems, billing solutions and decision support systems. We have constructed BSS systems for 9 of China Mobile’s 31 provincial subsidiaries and have developed one of the largest telecommunications CRM and billing systems in the world for Zhejiang Mobile. Our specific BSS/OSS product suites include the following:

•	OpenBilling Product Suite. OpenBilling is a flexible, expandable operation support platform for convergent billing solutions for telecommunications operators. OpenBilling supports the business of mobile operators by providing a full line of integrated solutions, including billing, account processing, operations management, customer service, settlements, as well as system monitoring and disaster recovery management. OpenBilling is capable of being developed into full-service business operation support systems based on its core convergent billing function.

•	OpenCRM Product Suite. OpenCRM is a leading customer relationship management, or CRM, solution suite launched by AsiaInfo for Chinese telecommunications operators. OpenCRM is an efficient system for operators to improve customer service quality, customer satisfaction and build strong customer relationships.

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

Network Infrastructure Solutions

Our network infrastructure solutions include network access and backbone infrastructure planning, design and implementation for telecommunications and Internet service providers. These services include technical training for our customers, as well as professional maintenance and support services. In addition, our OpenXpert product suite offers telecommunications operators an integrated network management system. OpenXpert is able to generate a spectrum of network managerial data which enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM.

Service Application Solutions

We design and provide a series of applications software for Internet access, Internet Protocol (IP) telephony and virtual private networks (VPN) that enable the provision of commercial services to end-users. These applications often involve licensed third party software that we customize or integrate with our proprietary software to provide individualized solutions. Specific products include:

•	AsiaInfo Mail Center (“AIMC”). AIMC, our flagship online messaging software is carrier-scale messaging software designed to support electronic mail systems for the full range of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The wireless application protocol, or WAP, and short messaging system, or SMS, functions allow end-users to access emails at any time with a mobile connection.

•	AsiaInfo Spam Patrol (“AISP”). Our self-developed anti-spam software, AISP, offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade, and content filtering.

•	AsiaInfo Anti Virus (“AIAV”). Our AIAV solution scans and clears viruses through Simple Mail Transfer Protocol (SMTP) or Internet Content Adaptation Protocol (ICAP), before emails that carry viruses are downloaded. In addition to incoming emails, AIAV enables the detection and cleanup of viruses in outbound emails, and provides anti-virus functions for Web mails. AIAV is largely based on anti-virus software solutions from third party licensors. Typically, the vendors’ anti-virus software serves as an agent, while we provide a software interface to link the email transfer system and the agent. When an email is transferred in the email system, our interface routes it to the agent for virus scanning and filtering, and then returns it to the normal transit process.

•	AsiaInfo Net Disk (“AIND”). AIND is a network hard disk product that facilitates internet-based file transfer, sharing and management. In addition, AIND supports other value added functions like data processing of short message folders and synchronization of mobile devices.

•	AsiaInfo Internet Short Messaging Gateway (“AIISMG”). AIISMG is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single–point access and provincial roaming within China. AIISMG supports multi-protocols to transport short messages between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), code division multiple access, or CDMA, personal handy phone system, or PHS, and 3G networks.

Lenovo-AsiaInfo—IT Security Products and Services

Lenovo-AsiaInfo, established largely from the non-telecom related IT services business we acquired from Lenovo, mainly provides security products and services for the small to medium enterprise market in China, across a wide range of industries.

We believe that there is an increasing demand for network security services and solutions in China, especially localized firewall products.

Lenovo-AsiaInfo is meeting this demand with a complete customer offering including high-end security consulting and enterprise quality security solutions. Through ongoing product innovation, Lenovo-AsiaInfo is committed to remaining a leading provider of security solutions in China. Our offerings focus mainly on firewall and VPN technologies.

IT Security products.    Firewalls provide protection against unwanted intrusion while enabling the flow of approved internet traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost-effective manner. Our security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security applications are designed to maximize security and performance while using less physical space than competing products. Our security applications can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include the Power V series and the Super V series firewalls, which are designed to meet the throughput requirements of companies of all sizes.

IT Security services

In addition to our IT security products, we also offer various IT security services:

•	Security consulting service: security architecture and policy design

•	Security implementation service: comprehensive integration and support service

•	Security management service: risk assessment, vulnerability assessment and penetration testing

•	Training service: CISP (certified information security professional) training, and customized training on security products

Because of various regulations applicable to the information security services business in China, particularly as it relates to systems integration involving “state secrets”, under PRC law, we operate certain aspects of this business through contractual arrangements with Lenovo and its affiliates. The aspects of the information security solutions business that relate to state secrets are restricted from foreign ownership, and we therefore operate that business through Lenovo Computer, which is wholly-owned by subsidiaries of Lenovo, but controlled by us through contractual arrangements. In addition, we have entered into a procurement and distribution agreement with Lenovo Beijing Limited, a subsidiary of Lenovo, to supply us with certain firewall hardware products and to distribute certain of those products. This agreement ended during the second quarter of 2005. A discussion of the relevant regulations affecting our information security business is set forth below under the heading “Governmental Regulation”.

Financial Services IT Solutions

In addition to security products and services, Lenovo-AsiaInfo also comprises a team of approximately 75 employees, providing tailored financial services IT solutions for financial institutions. Offerings include:

•	Bank core business processing systems

•	Bank business performance management systems

•	Bank call center systems

•	Bank notification systems

Pricing

We currently price our projects on the following basis:

•	Software sales. We price our proprietary software products (other than AIOpenBI, AIOpenXpert and AIMC) based on the number of user licenses our customers purchase from us. We price AIOpenBI based on modules, functions and requirements for follow-on services, and price AIOpenXpert based on the number of networks we monitor using the software. In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. The pricing of our messaging software, AIMC, is based on the total number of mail boxes purchased by our customers. However, the unit price for each mail box differs depending on whether the mailbox is provided by a free Web-based email service, basic ISP-provided Internet email or business secure email offerings.

•	Services. We price our services internally on an estimated time and materials basis. Services that constitute part of a total customer solution are charged to customers as a portion of the total contract amount, while professional maintenance and support services are charged separately, usually on an annual basis.

•	Third party hardware procurement. We sell hardware as part of our total solutions package and we price hardware together with the total contract price as a fixed amount. To minimize exposure to hardware risk, we typically source equipment from hardware vendors against letters of credit from our customers.

•	Security products and services. We price our security products based on the functionalities and number of internet connections. Our services are priced based on the estimated amount of time required to complete the assignment or on an annual basis.

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

Our OpenPRM software has three layers: the access layer, service layer, and data layer. The multi-tier design technology provides flexibility, scalability, and high performance. To facilitate the flexible configuration and integration with other systems, the following technologies are employed:

•	a Workflow Management System (WFMS) performs execution and monitoring by breaking down work activities into well-defined tasks, roles, rules and processes to improve efficiency, allowing operators to reconfigure their business process to improve service quality and flexibility.

•	bus-oriented architecture and communications crossing application systems, allowing centralized and integrated connection among various modules.

Our OpenXpert software has the following technical features:

•	a high function internal formulate engine that detects the root cause of network failures, and predicts which business and applications are likely to be affected.

•	integrated classification and authentication technology, to control different access and user authority for network management personnel at different levels.

AsiaInfo Mail Center (AIMC) has the following technical features:

•	a flexible design that allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users.

•	the ability to scale both horizontally and vertically, which allows rapid expansion.

•	clustering technology that is highly fault tolerant.

AsiaInfo Net Disk (AIND) is designed to facilitate on-line file management by means of a web browser. It is capable of providing access authentication to the net hard disk, meaning that access is restricted to authorized persons. AIND is independent software, meaning that it does not rely on other software, although it stores data in standard database programs.

AsiaInfo Internet Short Messaging Gateway (AIISMG) has the following technical features:

•	mainstream development tools based on UNIX platform

•	multi-task and multi-thread concurrent processing

•	full parameter tuning systems

•	high expandability facilitated by modularized and distributed architecture

•	high system stability facilitated by disk array and system redundance

Our firewall product has the following technical features:

•	On-Chip-SRAM to ensure high-speed access of processor chips to data

•	Multiple IP streaming classification, parallel streaming, security module component technology and hardware-based fast search algorithm to achieve multi-engine parallel wire-speed filtering

•	Advanced system architecture and complete anti-attack module to rewrite TCP/IP kernel and add artificial intelligence mechanism to automatically adapt to network situation

•	Identification and filter of upcoming DoS/DDoS attack through monitoring and analysis of data stream and identification of DoS/DDoS transport stream structure

•	Lenovo Firewall Redundant Protocol V1.0 to monitor the firewall service

We closely monitor world–wide technological developments in our service and product areas. In developing these and other technologies, we sometimes source knowledge, software and other products from major international technology companies. Cooperation with global technology leaders improves our access to the most sophisticated technologies, enabling us to provide the latest and best services and software products to our customers.

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We upgrade our existing software products to enhance scalability and performance and provide added features and functions. Approximately 84% of our 2005 research and development expenses were spent by the AsiaInfo Technologies division while the remaining 16% was dedicated to the Lenovo-AsiaInfo division.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools.

In addition to our internal research and development capabilities, in connection with our acquisition of Lenovo’s IT services business, we entered into an agreement with Lenovo to provide us with certain research and development services related to products and services offered in Lenovo-AsiaInfo’s information security business.

Customers

Our customers currently consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, China Netcom Group and China Telecom. For the year ended December 31, 2005, China Mobile accounted for approximately 51% of our total revenues, while China Unicom accounted for approximately 20%, China Telecom accounted for 3% and China Netcom Group accounted for approximately 12%. Historically, our business has been impacted by various state-mandated restructurings of China’s telecommunications carriers. Any future restructurings in the telecommunications industry may result in the delay or cancellation of telecommunications-related capital expenditures, which would likely have an adverse effect on our business.

Through the development of our Lenovo-AsiaInfo business unit, we have gained exposure to customers outside of our traditional telecommunications base. The following discussion describes our primary customers in the telecommunications market, as well as the type of enterprise customers we are targeting in the non-telecommunications market.

Telecommunications Customers

China Mobile.    China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 222 million wireless voice service subscribers, and provincial subsidiaries throughout China responsible for local networks. China Mobile’s GSM network covers all of China’s cities and 99% of its rural areas.

China Unicom.    China Unicom was established in 1994 and is China’s second largest mobile operator, providing services to over 127 million mobile customers through its GSM network and its second generation, or 2G, CDMA network. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. As of December 31, 2005, China Unicom had 7.2 million Internet subscribers.

China Netcom Group.    China Netcom was originally formed in 1999 to provide nationwide Internet broadband access and integrated telecommunications services. It is a dominant provider of fixed-line telephone services, broadband and other Internet-related services, and business and data communications services in China’s northern service region. China Netcom offers a wide range of fixed-line telecommunications and data services, including fixed-line telephone services, broadband and other Internet-related services, business and data communications services and international telecommunications services.

China Telecom.    China Telecom was formed as a company limited by shares on September 10, 2002. Its controlling shareholder is China Telecommunications Corporation, a state-owned enterprise, which owns 70.89% of China Telecom’s issued shares. In 2002, the company successfully completed its corporate restructuring and global initial public offering with its H shares listed on the Hong Kong Stock Exchange and ADRs listed on the New York Stock Exchange. China Telecom is a leading provider of fixed-line telecommunications services in 20 provinces, autonomous regions and municipalities of China.

Customers in the IT Security Products and Services Market

In response to the increasing demand for IT security products and services from small to medium enterprises as well as some governmental departments, Lenovo-AsiaInfo has focused on providing sophisticated IT security products and services tailored to China’s environment. No customer accounted for more than 10% of our consolidated revenues in the Lenovo-AsiaInfo division in 2005 or 2004. Our targeted customers include small to medium sized organizations that use Internet protocol enabled information systems. Our customers represent a broad spectrum of organizations within diverse sectors, including financial services, technology, government and education.

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

For AsiaInfo Technologies, our division focusing on customers in the telecommunication business, our sales organizations are structured into four strategic customer accounts, namely China Telecom, China Mobile, China

Netcom and China Unicom. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu and Guangzhou. As a result, we believe we have increased our organizational efficiency and improved the quality of our services to our clients.

For Lenovo-AsiaInfo, our division addressing the IT security products and services market, our sales force is mainly organized by different business divisions, focusing on information security solutions, and the financial services sector. In addition to the headquarters in Beijing, there are also direct sales personnel in regional offices including Shanghai, Guangzhou and Hanzhou. Sales of our security products and services are mainly made via our large number of sales distributors (of which we have over 200) which cover the entire country.

Marketing

Both AsiaInfo Technologies and Lenovo-AsiaInfo have Marketing and Strategy departments, which focus on strategy planning, strategic alliance development, market analysis and software product development planning. In addition, we have a market communications, or Marcom, department, which engages in a number of activities aimed at increasing public awareness of our products and services. These activities include:

•	managing and maintaining our website;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations programs; and

•	creating and placing advertisements.

Competition

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include multinational companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the security products and services market, our competitors are mainly local players such as Topsec and Netscreen and international players such as Cisco.

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

Government Regulation

Regulation of the Telecommunications Industry

The Chinese telecommunications industry, in which most of our largest customers operate, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government’s budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the MII and other ministries and government departments.

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

Under regulations introduced in December of 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, were the result of China’s accession to the World Trade Organization. Under these provisions, certain qualifying foreign investors are permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

In January 2002, the MII promulgated the Administrative Measures for Telecommunications Business Operating Licenses. This regulation provides for two types of telecommunication operating licenses for operators in the PRC, namely licenses for basic services and licenses for value-added services. In April 2003, the MII issued a new classification of basic and value-added telecommunication services. The revised classification maintains the general distinction between basic telecommunications services (BTS) and value-added telecommunications services (VATS) and attempts to define the scope of each service. In particular, the 2003 classification delineated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communication services, domestic internet virtual private network services and internet data center services. Type 2 covers storage and retransmission (email, voice mail, facsimile), call centers, internet access and information services.

As PRC regulations restrict direct foreign ownership of VATS businesses in the PRC, in order to comply with these regulations, we have entered into various contractual agreements with certain individuals to establish a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. Star VATS obtained a License for Operating Value-Added Telecommunications Services (Type 2), issued by the MII in November 2004. At present, our product and services offerings in the VATS area are still under development. We anticipate that in the future we will offer customers various Type 2 services.

We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS and the shareholders of Star VATS are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Star VATS, please see the discussion below in Item 1A, “Risk Factors”.

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

The State Council of China, the Ministry of Public Security and other relevant authorities have promulgated a series of regulations regarding these businesses. The Regulation of the People’s Republic of China on Protection of Computer Information Systems Security, published in February 1994, was the first law in this regard, and has formed a legal framework for the computer information security industry. The discussion below provides a description of the other primary regulations applicable to our information security solutions businesses.

Regulation of Systems Integration Involving State Secrets

In 2001, the State Secrecy Bureau of China promulgated a special rule, known as the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. The Measures also provide that a company must obtain a Qualification Certificate for Computer Information System Integration Involving State Secrets in order to carry on such business.

Regulation of Commercial Encryption Businesses

The Commercial Encryption Administrative Regulation, issued in 1999, is the principal regulation governing the commercial encryption business in China. “Commercial encryption” refers to encryption technologies and encryption products utilized for encryption protection or security authentication of information that is not related to state secrets. The Commercial Encryption Administrative Regulation also provides that encryption technology itself is a state secret; therefore commercial encryption technology is also regulated by the provisions of the Management Measures for Qualification of Computer Information Systems Integration Involving State Secrets. As a result, foreign persons or foreign-invested enterprises are prohibited from engaging in any commercial encryption business. In addition, research, production, sale and use of encryption products in China are controlled by the National Encryption Administration Committee on behalf of the PRC government.

In December of 2005, the State Secrecy Bureau promulgated three new regulations, which provided additional administrative measures relating to the production and sale of commercial encryption products and scientific research of commercial encryption. All of these measures became effective on January 1, 2006. According to these new measures, production and sale of commercial encryption products may only be undertaken by companies that are designated by the Encryption Administration Committee. A company producing or conducting research on commercial encryption products needs to apply for certification as a designated commercial encryption product production enterprise or research enterprise. A company selling commercial encryption products must obtain a Commercial Encryption Product Sales Permit for selling such products. A company holding such sales permit shall not sell any commercial encryption products that are developed or produced outside of China.

Foreign Ownership Restrictions and License Requirements

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our security-related businesses. In order to comply with these restrictions, we entered into a series of contractual arrangements in connection with our acquisition of Lenovo’s IT services business. Those arrangements enable us to operate the part of that business that constitutes systems integration involving state secrets (including commercial encryption) through affiliated entities in which we do not hold a direct equity interest.

We currently operate the restricted businesses through Lenovo Computer, which is owned by certain subsidiaries of Lenovo and has been operating the information security solutions business for more than four years. We intend to operate the restricted business through Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, upon the receipt by Lenovo Security of all requisite business licenses and qualifications. Lenovo Security has obtained the Computer Information System Integration Concerning State Secrets Qualification Certificate issued by the National Administration for Protection of State Secrets.

Lenovo Computer conducts, and Lenovo Security is expected to conduct, substantially all of our operations in relation to the restricted businesses, will generate substantially all of our revenue relating to such businesses and will make use of the licenses and approvals that are essential to such businesses. We do not currently have any equity interest in these operating companies, but instead enjoy the economic benefits of equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo Technologies, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth in the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement with respect to our 2006 annual meeting of stockholders, filed with the SEC on March 15, 2006.

Upon the closing of our acquisition of Lenovo’s IT services division in 2004, our Chinese legal counsel, T&C Law Office, and Chinese legal counsel to Lenovo, Tian Yuan Law Firm, each delivered legal opinions to the effect that the structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among Lenovo-AsiaInfo Technologies, these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese legal counsel.

If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign invested companies from engaging in systems integration involving state secrets, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Lenovo Computer and Lenovo Security, please see the discussion below in Item 1A, “Risk Factors”.

Regulations of acquisitions of PRC companies by foreign entities

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice on January 24, 2005 concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investment in China. Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the various SAFE notices, certain PRC residents may be required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change to the company’s share capital, a transfer of shares, or if the company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of PRC companies’ assets or equity interests through issuances of shares of our common stock to individuals who may be deemed to be PRC residents for purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determined that these PRC residents have an obligation to register under the notices.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Regulation of Software Production

The Chinese government has issued a series of incentives and preferential treatments for Chinese companies that are granted the status of a “software enterprise” by the MII. As set forth below under the heading “Certifications and Qualifications”, certain of our subsidiaries in China have obtained the Software Enterprise Certificate and the Key Software Enterprise Certificate, which entitle them to enjoy certain tax benefits. A discussion of those tax benefits is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Taxes”.

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

As of March 15, 2006, our subsidiaries or affiliates hold the following certifications or qualifications:

•	Computer Information System Integration Qualification Certificate (Level 1) issued by the Ministry of Information Industry; (holders: AsiaInfo Technologies (China), Inc. and Lenovo Security Technologies (Beijing), Inc.)

•	Hi-tech Enterprise Approval Certificate issued by Beijing Municipal Science & Technology Commission; (holders: AsiaInfo Technologies (China), Inc.; AsiaInfo Technologies (Chengdu), Inc.; Beijing Star VATS Technologies, Inc.; Lenovo-AsiaInfo Technologies, Inc.; Lenovo Computer Systems and Technology Services Ltd. and Lenovo Security Technologies (Beijing), Inc.)

•	Software Enterprise Authorization Certificate issued by the China Software Industry Association; (holders: AsiaInfo Technologies (China), Inc.; Beijing Star VATS Technologies, Inc.; Lenovo-AsiaInfo Technologies, Inc., Lenovo Computer Systems and Technology Services Ltd. and Lenovo Security Technologies (Beijing), Inc.)

•	Certificate for Key Software Enterprise under the State’s Planning and Overall Arrangement issued by the State Development Planning Commission, the Ministry of Information Industry, Ministry of Foreign Trade and Economic Cooperation and the State Administration of Taxation; (holder: AsiaInfo Technologies (China), Inc.)

•	CMM (Software Engineering Institute Software-Capability Maturity Model) LEVEL 2 Certificate issued according to the software processing modification and assessment mode formulated by Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc.)

•	CMMI (Capability Maturity Model Integration) LEVEL 3 Certificate issued by Software Engineering Institute of Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc.)

•	National Information Technology Security Certification Authorization Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Computer Systems and Technology Services Ltd.)

•	The People’s Republic of China License for Operating Value-Added Telecommunication Services issued by the Ministry of Information Industry; (holder: Beijing Star VATS Technologies, Inc.)

•	National Information Technology Security Certification Service Qualification Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Computer Systems and Technology Services Ltd.)

•	Certificate of Quality Management System Certification (GB/T19001-2000 idt ISO9001:2000 Standard) issued by Beijing New Century Certification Co,, Ltd.; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Military Information Security Product Certification Certificates (Including Certificates for Five Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.); and

•	Sales Permits of Specialized Products for Computer Information System Security (Including Sales Permits of Seven Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.)

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark and patent registrations. We have filed thirteen trademark applications with the United States Patent and Trademark Office, five of which have been passed on to registration and eight of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications for AsiaInfo’s logo with the Hong Kong Trade Marks Registry, all of which have been passed to registration. We have filed five patent applications, of which one has received a patent and the others are currently pending. We also have acquired some existing patents in the PRC for certain hardware products used or developed in our information security business. Over two hundred versions of our software products have been registered with the State Copyright Bureau in China.

We enter into confidentiality agreements with most of our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited. Policing unauthorized use of our licensed technology is difficult and there can be no assurance that the steps we take will prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

A portion of our business involves the development and customization of software applications for customers. We generally retain significant ownership or rights to use and market such software for other customer projects, where possible. However, our customers sometimes retain co-ownership and rights to use the applications, processes, and intellectual property so developed. In some cases, we may have no right or only limited rights to reuse or provide these developments to projects involving other customers. To the extent that we are unable to negotiate contracts which permit us to reuse source-codes and methodologies, or to the extent that we have conflicts with our customers regarding our ability to do so, we may be unable to provide similar solutions to our other customers.

Employees

We have approximately 1,800 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western-educated Chinese professionals with substantial expertise in information technologies systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

Our Code of Ethics

In 1999 we adopted a code of ethics, or Code, which applies to all of our employees. In 2003, we conducted a thorough review and update of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Corporate Governance section of our website, which can be accessed at www.asiainfo.com.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, become available on our website at www.asiainfo.com, as soon as such reports become available on the SEC website.

ITEM 1A.    Risk Factors

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising ten provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group

Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, adversely affecting our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Telecom and China Netcom Group. China Mobile accounted for 51% of our revenues in 2005. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Despite our business development in the security products and services market following the acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004, the revenue expected to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

Our acquisition of Lenovo’s IT services business and any future acquisitions or investments may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions, such as our 2004 acquisition of Lenovo’s non-telecommunications IT service division, form part of our strategy to further expand our business. If we are presented with appropriate opportunities that we feel will enhance our revenue growth, operations and profitability, we may acquire additional businesses, services or products that are complementary to our core business. Such acquisitions could result in the use of significant amounts of cash and/or dilutive issuances of our common stock. Such acquisitions involve other significant risks. For example, our integration of such acquired entities and/or operations into our business may not be successful and may not enable us to expand into new business platforms as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of new businesses into our operations has required significant attention from our management. Future acquisitions will also likely present similar challenges.

The security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, is currently conducting an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. Based on the progress of that inquiry to date, we believe that the shortfall was, at least in part, the result of unexcused absences on the part of employees in our security division during the quarter. Our inquiry into this matter is ongoing, and we intend to seek appropriate remedies if we determine such action is warranted.

The acquisition of Lenovo’s non-telecommunications IT services division and possible future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and potential loss, or harm to, relationships with employees and clients as a result of our integration of new businesses. In addition, we cannot be sure that we will be able to realize the benefits we anticipate from acquiring any companies, or that we will not incur costs, including those relating to intangible assets or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

The long and variable sales cycles for our products and services can cause our revenues and operating results to vary significantly from period to period and may adversely affect the trading price of our common stock.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our services and products involves a significant commitment of its resources and extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our services and products. Because our major customers often operate large and complex networks, they usually expand their networks in large increments on a sporadic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

Although we had net income in 2001, 2002 and 2004, we sustained net losses in 2003 and 2005. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage of those expenses, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

Our high level of fixed costs, as well as increased competition in the software market, could result in reduced operating margins.

We maintain a relatively stable work force of software and network engineers engaged in all phases of planning and executing projects on behalf of our customers. As a result, our operating costs are relatively fixed from quarter to quarter, regardless of fluctuations in our revenues. Future fluctuations in our revenues could result in decreases in our operating margins. In addition, enhanced competition in the software market and other markets in which we operate could result in reduced prices, which, together with our relatively fixed operating costs, could also result in reduced operating margins.

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

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, also referred to as “restricted businesses”.

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We currently operate the restricted business through Lenovo Computer. We intend to operate the restricted business through Lenovo Security, upon the receipt by Lenovo Security of all requisite business licenses and qualifications. Lenovo Security has obtained the Computer Information System Integration Concerning State Secrets Qualification Certificate issued by the National Administration for Protection of State Secrets.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and one of our employees and one of our directors who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2006 annual meeting of stockholders, to be filed with the SEC on or about the date of this report.

At the closing of our acquisition of Lenovo’s IT services business, our Chinese legal counsel, T&C Law Office, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, each delivered legal opinions to the effect that our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese counsel. If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with the prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

In June of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with the restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by Chinese legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective in providing control as direct ownership of these affiliated entities would be. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

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

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy, and the failure by our shareholders who are PRC residents to make or obtain any required registrations pursuant to such regulations may subject us to legal sanctions.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice on January 24, 2005 concerning the application of foreign exchange regulations to mergers and acquisitions involving foreign investment in China. Among other things, the public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities.

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a third notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the various SAFE notices, certain PRC residents may be required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determines that these PRC residents have an obligation to register under the notices.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how these regulations will affect our future acquisition strategy and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by the SAFE notices. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Asset impairment reviews may result in future periodic write-downs.

Effective January 1, 2002, we adopted SFAS No. 142, which requires us, among other things, to conduct annual reviews of goodwill and intangible assets for impairment. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

We recorded a non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

We are highly dependent on our executive officers.

Each of our executive officers is responsible for an important segment of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of our executive officers’ services could be detrimental to our operations. We do not have, and do not plan to obtain, “key man” life insurance on any of our officers.

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

We sell most of our services on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liability for late completion fines.

We may become less competitive if we are unable to develop or acquire new products, or enhancements to our existing products, that are marketable on a timely and cost-effective basis.

Our future operating results will depend, to a significant extent, upon our ability to enhance our existing products and services and to introduce new products and services to meet the requirements of our customers in a rapidly developing and evolving market. If we do not enhance our existing products and services or introduce new successful products and services in a timely manner, our products and services may become obsolete, and our revenues and operating results may suffer. Moreover, unexpected technical, operational, distribution or other problems could delay or prevent the introduction of any products or services that we may plan to introduce in the future. We cannot be sure that any of these products or services will achieve widespread market acceptance or generate incremental revenues.

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

A portion of our business involves the development and customization of software applications for customers. We generally retain significant ownership or rights to use and market such software for other customer projects, where possible. However, our customers sometimes retain co-ownership and rights to use the applications, processes, and intellectual property so developed. In some cases, we may have no right or only limited rights to reuse or provide these developments to projects involving other customers. To the extent that we are unable to negotiate contracts which permit us to reuse source-codes and methodologies, or to the extent that we have conflicts with our customers regarding our ability to do so, we may be unable to provide similar solutions to our other customers.

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

Investors may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

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

In July 2005, the People’s Bank of China, or PBOC, raised the value of the Renminbi by 2.1% against the U.S. dollar. Moreover, according to the PBOC, the Renminbi will no longer be pegged to the US dollar, but instead it will float in a tight band against a basket of foreign currencies. While we do not believe that this change will have a significant impact on the results of our operations, we cannot guarantee that future changes in exchange rate policy will not affect our business.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include multinational companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the security products and services market, our competitors are mainly local players such as Topsec and Netscreen and international players such as Cisco.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including the MII, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

In the past, periods of volatility in the market price of a particular company’s securities, have often been followed by the institution of securities class action litigation against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March of 2000. For more information on that litigation, please see the discussion under the heading “Item 3. Legal Proceedings” in Part I of this Report. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

Our Board has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, the Board has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, such an issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

We currently have authorized the size of our Board to be not less than three nor more than ten directors. The terms of the office of the seven-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date when the person became an interested stockholder unless, subject to certain exceptions, the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder; and an “interested stockholder” includes any person that owns 15% or more of our outstanding voting stock or that is our affiliate or associate.

Our change of control severance agreements with executive officers may discourage a change of control.

We have entered into change of control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of a covered termination (as defined therein) which occurs within one year after a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and the provision of medical benefits and housing allowance. If a change of control occurs, and regardless of whether a covered termination takes place, the executive officers may be entitled to accelerated vesting of 50% of any outstanding unvested stock options held by the executive officer. The potential obligations to pay executive officers such severance amounts may discourage a potential acquiror from effecting a change of control.

We are subject to potential liabilities and anticipate significant increases in expenses in complying with the Sarbanes-Oxley Act.

In July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002, or the Act, into law. Among other things, the Act imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and sets stiff penalties for securities fraud.

The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our Board members, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

Section 404 of the Act requires our management and our independent auditors to assess our internal controls over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Act.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries.

One of our PRC subsidiaries, which was certified as a “High and New Technology Enterprises”, has enjoyed a favorable 7.5% enterprise income tax rate since 2002. Recently, we have been unofficially notified by local tax authorities regarding the subsidiary’s entitlement to this preferential tax rate. These authorities have suggested that High and New Technology Enterprises might not qualify for a 7.5% preferential tax treatment. We believe that our tax return positions are justifiable, but tax authorities may formally challenge certain positions we have asserted. The tax positions we have asserted may not be fully sustained and could expose us to litigation, administrative fines and penalties and other potential liabilities if the relevant tax authorities take a position contrary to ours, and could adversely affect our operating results.

In addition, if these tax benefits to our subsidiary are no longer available, certain of our subsidiaries may be subject to enterprise income tax as a foreign investment enterprise in China at rates of 15%, which could cause a reduction in our after-tax income.

ITEM 1B.     Unresolved Staff Comments

We did not receive any material comments from the SEC staff which were received more than 180 days before the end of 2005, regarding our periodic or current reports that remained unresolved at the date hereof.

We have responded to a comment letter from the SEC dated December 30, 2005, which contained four questions. We believe we have responded to the comments in a satisfactory manner but as of the filing of this Form 10-K, we have neither received a follow-up comment letter nor a letter indicating that the SEC is satisfied with our responses.

ITEM 2.    Properties

Our principal development facilities and administrative offices currently occupy approximately 10,600 square meters in a building located in the Beijing Zhongguancun Science Park. The current lease for this facility expires in November 2006. In addition, we have regional field support offices in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Nanchang, Shenyang and Fuzhou, as well as a regional office in Santa Clara, California.

ITEM 3.    Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us, have all been transferred to a single federal district judge for purposes of case management.

In June 2003, based on a decision made by a special independent committee of our Board, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. On September 1, 2005, after considering the underwriter defendants’ objections, the court issued an order preliminarily approving the proposed settlement with the issuer defendants in all respects. Presently, the proposed settlement is subject to final approval by the court. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplates that we will assign any claims we may have against the underwriters of our IPO for excess commissions to the plaintiffs. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. We expect that our insurance proceeds will be sufficient for these purposes and that we will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing final settlement documents with the court, and receiving final approval from the court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “ASIA” since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low
2005:
Fourth Quarter	4.91	3.67
Third Quarter	6.09	4.76
Second Quarter	6.15	4.67
First Quarter	5.98	4.15
2004:
Fourth Quarter	6.27	4.51
Third Quarter	5.35	3.54
Second Quarter	7.03	4.20
First Quarter	9.68	6.04

As of March 1, 2006, we had approximately 170 holders of record of our common stock.

We have never declared or paid any dividends on our capital stock, and do not intend to pay dividends on our shares of common stock in the foreseeable future. Instead, we intend to retain all earnings for use in our business. Future cash dividends, if any, will be at the discretion of our Board and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the Board may deem relevant. Any dividends we declare will be paid in U.S. dollars.

As a holding company, our primary source of cash for the payment of dividends is distributions, if any, from our subsidiaries. Our principal operating subsidiaries were established in China and are able to make distributions of profits to us only if they satisfy certain conditions under Chinese law, including the satisfaction of tax liabilities, recovery of losses from previous years and mandatory contributions to statutory reserves. In addition, loan agreements and contractual arrangements we enter into in the future may further restrict our ability to pay dividends.

In November 2004, the Board approved a stock repurchase program under which we were authorized to purchase up to 5,000,000 shares of our outstanding common stock, par value US$0.01, during a six-month period. In the second quarter of 2005, the Board approved the repurchase of an additional 500,000 shares under the program, and an extension of the repurchase period to August 17, 2005. During 2005, we repurchased 5,115,405 shares of our common stock at a cost of $26.4 million. Between the commencement of the original repurchase program and December 31, 2005, we purchased a total of 5,274,231 shares of our common stock at a total cost of $27.3 million.

On January 11, 2006, our Board authorized a new stock repurchase program under which we may repurchase up to 4,000,000 shares of our outstanding common stock, par value $0.01. Under the program, we may, from time to time until April 11, 2006, purchase up to 4,000,000 shares of our common stock. As of February 28, 2006 we had purchased 671,341 shares of our common stock at a total cost of $2.8 million and still had 3,328,659 shares available for future repurchases under this program.

The following table provides a breakdown of the purchases we made under all Board-approved repurchase plans from the date of inception of the repurchase programs in December 2004 through February 28, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 1, 2004—December 31, 2004	158,826	$5.43	158,826	4,841,174
January 1, 2005—March 31, 2005	2,373,055	4.95	2,531,881	2,468,119
April 1, 2005— June 30, 2005	2,560,052	5.29	5,091,933	408,067
July 1, 2005—September 30, 2005	182,298	5.67	5,274,231	—
September 1, 2005 — December 31, 2005	—	—	—	—
January 1, 2006— February 28, 2006	671,341	4.20	5,945,572	3,328,659
Total, through February 28, 2006	5,945,572	$5.06	5,945,572	3,328,659

Information concerning our existing equity compensation plans are incorporated by reference to the section entitled “Long-Term Equity Incentives” contained in our definitive proxy statement with respect to our 2006 annual meeting of stockholders to be filed with the SEC on March 15, 2006.

ITEM 6. Selected	Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 35 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands of U.S. dollars except share and per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$93,900	$101,654	$116,072	$121,266	$189,006
Total cost of revenues	56,354	65,052	82,153	81,000	133,533
Gross profit	37,546	36,602	33,919	40,266	55,473
Total operating expenses	64,596	31,263	61,704	35,596	45,121
Income (loss) from continuing operations	(23,715)	10,676	(27,883)	2,906	11,734
Loss on discontinued operations	(13,454)	(885)	(236)	—	—
Net income	(37,169)	9,791	(28,119)	2,906	11,734
Net income (loss) from continuing operations per share:
Basic	(0.53)	0.23	(0.62)	0.07	0.28
Diluted (1)	(0.53)	0.21	(0.62)	0.06	0.26
Loss from discontinued operations per share:
Basic	(0.30)	(0.02)	(0.01)	—	—
Diluted (1)	(0.30)	(0.02)	(0.01)	—	—
Net income (loss) per share:
Basic	(0.83)	0.21	(0.63)	0.07	0.28
Diluted (1)	(0.83)	0.19	(0.63)	0.06	0.26

	As of December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands of US$)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,176	$94,156	$119,395	$115,153	$110,635
Total assets	228,226	297,364	240,022	263,430	245,860
Total stockholders’ equity	167,624	201,792	186,657	210,158	184,790

(1)	In 2005 and 2003 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, which if included, would have had an antidilutive effect on the net loss reported in those periods. In 2004, 2002 and 2001, we had options outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See Note 14 to our consolidated financial statements included in this report for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of high-quality telecom software solutions and security products and services to some of China’s largest enterprises as well as many small and medium sized companies in China. An established leader in the Chinese telecommunications industry, we became a leading provider of security products and services in China with the acquisition of Lenovo’s non-telecom related IT services business in 2004. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated security products and services to many small and medium sized companies in China.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Telecom and China Netcom. Sales to China Mobile and its subsidiaries amounted to approximately 51%, 50% and 38% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 12%, 9% and 13% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 20%, 24% and 38% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 3%, 3% and 9% of our total revenues in 2005, 2004 and 2003, respectively. The sum of our top five receivable balances represented 93% and 75% of our total receivable balances for the years ended December 31, 2005 and 2004, respectively.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunications industry, combined with the Chinese government’s measures to control the over-heating of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

On July 27, 2004, we signed a definitive agreement with Lenovo Group Limited to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $36.8 million. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo, to operate the acquired assets, along with our other enterprise information solutions assets. We also entered into a forward contract to deliver shares of our common stock having an aggregate market value of approximately $27.2 million at any time during the twelve month period following the closing date of the acquisition. On July 1, 2005, we settled the forward contract by delivering from treasury stock 4,498,130 shares of our common stock, with a fair market value of $25.2 million, and paying cash of $2 million to Lenovo. Upon settlement of the forward contract, Lenovo owned approximately 12% of our outstanding common stock. In 2005, the Lenovo-AsiaInfo division generated approximately $13 million in revenue, representing more than 14% of our total revenues for the year. In line with our strategy to focus on our core telecommunication software solutions and security products and services businesses, during 2005, we sold our subsidiary, Han Management Consulting (China) Limited (Han) to Han’s management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group (Pansky), and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. (Hinge). During the fourth quarter of 2005, we strengthened our leading position in the telecom software solutions market through the strategic acquisition of the telecom operation support business group of Zheda Lande. We have signed definitive documentation with respect to the acquisition of the telecom operation support business group of Changjiang and expect this transaction to close in the first half of 2006.

Since our acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, we have been organized as two business units, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services to China’s enterprise market. Each business unit is further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware. We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As our current method of segment reporting only began after acquisition of Lenovo, prior years’ comparative information cannot be reclassified into these two business units.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue.

Software products and solutions revenue.    We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical return sales.

Service revenue.    Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training.

Third party hardware revenue.    Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for, and sell hardware to, our customers as part of our total solutions strategy. We typically minimize our exposure to hardware risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and hiring us for our software and professional services.

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

	Years Ended December 31,
	2005			2004			2003	2002	2001
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total	Total	Total
	(amounts in thousands of US$)
Revenues net of hardware costs:
Software products and solutions revenue	$48,633	$9,794	$58,427	$37,822	$4,441	$42,263	$31,386	$33,013	$27,875
Service revenue	16,405	2,211	18,616	18,509	1,158	19,667	22,891	28,745	37,327
Third party hardware revenue net of hardware costs	785	59	844	1,895	90	1,985	3,091	2,975	6,189

Total revenues net of hardware costs	65,823	12,064	77,887	58,226	5,689	63,915	57,368	64,733	71,391
Total hardware costs	14,886	1,127	16,013	35,996	1,743	37,739	58,704	56,533	117,615

Total revenues	$80,709	$13,191	$93,900	$94,222	$7,432	$101,654	$116,072	$121,266	$189,006

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflects our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and development of our business in each of the segments. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business. Please refer to Note 21 of the Notes to Consolidated Financial Statements for detailed financial information regarding segment reporting and a reconciliation of this measure to the most directly comparable U.S. GAAP financial measure, total revenues.

We have evaluated the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate under U.S. GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, bear credit risk and have the right to select suppliers.

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

Service costs.    Service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing IT services, management consulting and network solutions projects. Service costs also include hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We typically obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. Our estimates of warranty cost are based on our current experience with contracts for which the warranty period has expired.

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

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, impairment of goodwill and intangible assets and amortization expenses for intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

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

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 13 to our consolidated financial statements for details of the preferential tax treatment for these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs might take effect in 2006. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to Renminbi in order to address concerns regarding a possible increase in the relative value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2005.

Pursuant to the rate of exchange quoted by China’s central bank, as of December 31, 2005 the exchange rate between the Renminbi and the U.S. dollar decreased 2.5% to US$1.00 = RMB8.0702, compared to the rate of US$1.00 = RMB8.2765 as of December 31, 2004.

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

Revenue recognition.    Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees through both direct or reseller arrangements is recorded when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when the related products are shipped and/or installed as prescribed by SOP No. 97-2, “Software Revenue Recognition. (“SOP 97-2”)”. For consulting and other professional services sales, we recognize our service revenue as such services are performed or ratably over the contractual period and recognize the costs associated with these contracts as incurred.

We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical return sales. Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. If we do not have a sufficient basis to measure progress toward completion, revenue will be recognized upon completion. For contracts with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”, or VSOE. Revenue is deferred for the fair value of any undelivered elements and recognized for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met. If the only undelivered element is post contract support (PCS) for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, we accrue the costs at the time the revenue is recorded.

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

Income taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made.

Goodwill.    Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2005 and an amount of $18.9 million in impairment losses was recognized.

Consolidated Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.    Total revenues decreased 8% to $93.9 million in 2005, from $101.7 million in 2004. Software revenue was $58.4 million, representing a 38% increase from $42.3 million in 2004. Service revenue was $18.6 million, representing a 5% decrease from $19.7 million in 2004. The decrease in our total revenues was primarily attributable to a reduction in hardware sales in favor of our higher-margin software business. The increase in software revenues was partially attributable to the organic growth of our telecom business division as well as our acquisition of Lenovo’s IT services business in late 2004. The Lenovo-AsiaInfo business unit’s full year results contributed 14% of our total revenue in 2005.

Lenovo-AsiaInfo made only a nominal contribution to our revenues for the fourth quarter due to the significantly lower shipment volume for our security products in the fourth quarter of the year. During the fourth quarter, we also experienced a higher-than-expected volume of product returns in the security business, and made a special provision for product returns, which reduced revenues by approximately $0.7 million.

Cost of revenues.    Our cost of revenues was $56.4 million in 2005, representing a 13% decrease from $65.1 million in 2004, primarily due to decreased hardware orders, partially offset by the increased cost of software and services provided to meet increased demand. At the end of 2005, we recorded an approximately $1.1 million specific provision in cost of sales to reduce the carrying value of certain IT security inventory products to their estimated market values.

Gross profit.    Gross profit increased 3% in 2005 to $37.5 million. Gross margins were 40% versus last year’s 36%, as we continued to focus on our high margin software business and to reduce hardware passthrough.

Operating expenses.    Total operating expenses increased 107% to $64.6 million in 2005, from $31.3 million in 2004. Our higher overall operating expenses in 2005 resulted primarily from the $21.2 million charge we recognized in 2005 for impairment to goodwill and other acquired intangibles due to the disappointing performance of the Lenovo-AsiaInfo business unit during the fourth quarter of 2005. The impairment loss was determined based on its expected future operating results and cash flows.

Sales and marketing expenses increased 35% to $18.5 million in 2005, from $13.6 million in 2004. This increase was primarily attributable to sales and marketing expenses of $7.0 million from our Lenovo-AsiaInfo division as compared to $2.0 million in 2004.

General and administrative expenses increased 22% to $11.1 million in 2005, from $9.1 million in 2004, partially as a result of an increase in the specific provisions for accounts receivable in the fourth quarter of 2005. The provision was primarily due to anticipated difficulties in the collection of receivables resulting from the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force which hampered communication with customers.

Research and development expenses increased 55% to $12.8 million in 2005, as compared to $8.2 million in 2004 as we continued to enhance investment in our value-added services business unit and core telecom software solutions.

Impairment of goodwill and acquired intangible assets of $21.2 million, relating to our Lenovo-AsiaInfo business unit was recorded in the fourth quarter of 2005. A decrease in revenue in Lenovo-AsiaInfo’s business unit in the fourth quarter significantly affected the carrying value of Lenovo-AsiaInfo. The impairment charge was determined by our independent appraisers based on the difference between the fair value and the carrying value of Lenovo-AsiaInfo.

Net income (loss) from continuing operations.    Our net loss from continuing operations was $23.7 million in 2005, or $0.53 per share on a fully-diluted basis, as compared to net income of $10.7 million in 2004, or earnings of $0.21 per share on a fully diluted basis.

Net loss from discontinued operations.    In line with our strategy of focusing on high margin core business lines, we discontinued certain non-core businesses, including our Han Management Consulting, Enterprise Information Systems and e-government businesses. Due to the disposal of these discontinued operations, we recorded a net loss from discontinued operations for the year of $13.5 million, or $0.30 per basic share. This compares to a net loss from discontinued operations of $0.9 million or $0.02 per basic share in 2004.

Net income (loss).    In 2005, we recorded a total net loss of $37.2 million, compared to net income of $9.8 million in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Total revenues, including hardware pass-through, decreased 12% to $101.7 million in 2004, from $116.1 million in 2003. Revenues net of hardware costs increased approximately 11% to $63.9 million in 2004. Software revenue was $42.3 million, representing a 35% increase from $31.4 million in 2003.

Cost of revenues.    Our cost of revenues was $65.1 million in 2004, representing a 21% decrease from $82.2 million in 2003, primarily due to decreased hardware orders partially offset by increased cost of software and services to meet increased demand.

Gross profit.    Gross profit increased 8% in 2004 to $36.6 million. Gross profit as a percentage of gross revenues, or gross margin, increased to 36% in 2004, as compared to 29% in 2003. The increase in gross margin was attributable to the favorable shift out of hardware sales, the growth in software revenue, and the resulting increase in the contribution of software revenue to total revenue. Gross profit as a percentage of net revenues decreased to 57% in 2004, as compared to 59% in 2003.

Operating expenses.    Total operating expenses decreased 49% to $31.3 million in 2004, from $61.7 million in 2003. Our relatively lower overall operating expenses in 2004 resulted primarily because of the $30.2 million charge we recognized in 2003 for goodwill impairment.

Sales and marketing expenses increased 21% to $13.6 million in 2004, from $11.3 million in 2003. This increase was partially attributable to sales and marketing expenses of $2 million from our Lenovo-AsiaInfo division.

General and administrative expenses decreased 16% to $9.1 million in 2004, from $10.8 million in 2003, partially as a result of a decrease in bad debt expenses.

Research and development expenses remained relatively flat at $8.2 million in 2004, as compared to $9.1 million in 2003.

Gain from disposal of investment.    In the third quarter of 2004, we received a distribution consisting of cash and shares of Linktone Ltd. (Nasdaq: LTON) from Intrinsic Technology (Holdings), Ltd., or Intrinsic, in which we held a minority interest. The distribution resulted in an investment gain of $4.0 million for the third quarter of 2004 because the distribution exceeded the carrying value of our investment in Intrinsic, which had been written down to $0.3 million on December 31, 2003.

Net income (loss).    Our net income was $9.8 million in 2004, or $0.19 per share on a fully-diluted basis, as compared to a net loss of $28.1 million in 2003, or a loss of $0.63 per share on a fully diluted basis.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2005 and 2004. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
Selected quarterly operating results	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Total revenues	$19,824	$23,404	$23,967	$26,705	$28,864	$19,673	$22,007	$31,110
Total cost of revenues	15,002	12,302	13,384	15,666	17,573	11,434	13,571	22,474
Gross profit	4,822	11,102	10,583	11,039	11,291	8,239	8,436	8,636
Total operating expenses	34,319	10,316	10,067	9,896	10,724	7,356	6,375	6,808
Income (loss) from continuing operations	(28,110)	1,505	1,170	1,720	1,157	5,378	2,289	1,852
Loss on discontinued operations	(11,685)	(1,078)	(341)	(350)	(349)	(400)	(260)	124
Net income (loss)	(39,795)	427	829	1,370	808	4,978	2,029	1,976
Net income (loss) from continuing operations per share:
Basic	(0.61)	0.03	0.03	0.04	0.03	0.12	0.05	0.04
Diluted	(0.61)	0.03	0.03	0.04	0.03	0.12	0.05	0.04
Loss from discontinued operations per share:
Basic	(0.25)	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	—
Diluted	(0.25)	(0.02)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	—
Net income (loss) per share:
Basic	(0.86)	0.01	0.02	0.03	0.02	0.11	0.04	0.04
Diluted	(0.86)	0.01	0.02	0.03	0.02	0.11	0.04	0.04

In line with our strategy to focus on its core telecommunication software solutions and security products and services businesses, in the fourth quarter of 2005, we sold our subsidiary, Han Management Consulting (China) Limited (Han), to Han’s management team. We also sold certain assets constituting e-government business unit to Pansky Technology Group, and certain assets constituting human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other financing requirements through private placements of equity securities, our initial public offering in March of 2000 and, to a limited extent, bank loans.

Our full year net operating cash flow in 2005 was $12.4 million dollars driven by operating profit from our telecom business. Despite our positive operating cash flow, our cash position (including cash and cash equivalents, restricted cash and short term investments) decreased to $148.7 million as of December 31, 2005 as compared to $166.7 million as of December 31, 2004. This was mainly due to the share repurchase program carried out during 2005.

Our accounts receivable balance at December 31, 2005 was $40.7 million, consisting of $25.8 million in billed receivables and $14.9 million in unbilled receivables. In the fourth quarter of 2005 we made a special provision for accounts receivable in our Lenovo-AsiaInfo division. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer.

As of December 31, 2005, our days sales outstanding were 184 days, as compared to 153 days at the end of the year 2004.

Our inventory position at the end of 2005 was approximately $5.2 million, down 34% as compared to the beginning of the year. This decrease was in line with our strategy of focusing on high margin software products and services and downsizing our third party hardware sales. In the fourth quarter of 2005 we made a special provision for inventory obsolescence in our Lenovo-AsiaInfo division.

As of December 31, 2005, we had total short-term credit facilities for working capital purposes totaling $24.4 million, expiring by December 2007. The facilities were secured by bank deposits of $11.8 million as of December 31, 2005. At December 31, 2005, unused short-term credit facilities were $21.8 million and used facilities totaled $2.6 million. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1.6 million were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2005. Bank deposits pledged as security for these credit facilities totaled $13.4 million as of December 31, 2005 and are presented as restricted cash in the consolidated balance sheets.

As of December 31, 2005, we were committed under certain operating leases, requiring annual minimum rentals of approximately $2.1 million, $1.2 million and $0.3 million in 2006, 2007 and 2008, respectively.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations, will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2006. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

In the event that we decide to pay dividends to our stockholders, our ability to pay dividends will depend in part on our ability to receive dividends from our operating subsidiaries in China. Foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from our operating subsidiaries in China or convert those payments from Renminbi into foreign currencies.

Off-Balance Sheet Arrangements

As of December 31, 2005, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2005:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	3,520,000	2, 082,000	1, 178,000	260,000	—

Accounting Pronouncements

Recent accounting pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated results of operations and financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity must follow either the transition guidance for the APIC pool in SFAS 123R or the alternative transition method described in the FSP. The alternative method comprises a computational component that establishes a beginning balance of the APIC pool and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in that statement. The FSP was effective November 10, 2005. As described in the FSP, an entity will be permitted to take up to one year to determine its transition alternatives to make its one-time election. We are currently evaluating the effect that the adoption of the FSP will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance shall be applied upon initial adoption of SFAS 123R. We are currently evaluating the effect that the adoption of the FSP will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 on. January 1, 2006 will have a material impact on our results of operations and financial condition.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on our results of operations and financial condition.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective from the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Under APB 25, no stock-based compensation cost had been reflected in our net income for grants of stock options to employees. On October 24, 2005, the Compensation Committee of our Board approved the acceleration of vesting of approximately 2.2 million unvested stock options previously awarded to employees, officers and members of the Board under our 2000 Stock Option Plan and 2002 Stock Option Plan with an effective date for such acceleration in October 2005. Options held by members of the Compensation Committee were excluded from the acceleration. The primary purpose of the accelerated vesting is to enable us to avoid recognizing future compensation expense associated with the accelerated stock options as a result of our adoption of SFAS 123R on January 1, 2006. We expect the acceleration to reduce the stock option expense we otherwise would be required to record beginning on January 1, 2006 by $7.5 million on a pre-tax basis.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. We do not expect that the adoption of SFAS 153 in January 2006 will have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”, which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. We do not expect that the adoption of SFAS 151 in January 2006 will have a material impact on our financial statements.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A, “Risk Factors”.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of December 31, 2005, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB8.0702. If the exchange rate were to increase by 10% to US$1.00 = RMB8.8772, our net assets would potentially decrease by $7,042,460. If the exchange rate were to decrease by 10% to US$1.00 = RMB7.2632, our net assets would potentially increase by $9,780,367. To reduce currency risk related to the Renminbi, we maintain a significant portion of our cash deposits in U.S. dollars, and we have used such deposits to collateralize Renminbi-denominated loans from Chinese banks.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into Renminbi. We did not engage in any significant foreign exchange transactions in 2005.

There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2005. Our exposure to interest rate changes is limited as we do not have any borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 8.    Financial Statements and Supplementary Data

Our independent registered public accounting firm’s report, consolidated financial statements and related financial statement schedule and notes to consolidated financial statements begin on page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That attestation report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AsiaInfo Holdings, Inc.

Beijing, China

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that AsiaInfo Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 15, 2006

ITEM 9B.     Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of The Registrant

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class I Directors” and “Management—Executive Officers” contained in our definitive proxy statement with respect to our 2006 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our Proxy Statement.

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

ITEM 15.    Exhibits, Financial Statement Schedule

Financial Statements and Financial Statement Schedule

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number		Description

3.1	(1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2	(1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3	(2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4	(2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5	(3)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1	(1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1	(1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2	(4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.3	(4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.4	(5)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.5	(5)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.6	(6)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.7	(3)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.8	(7)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.9	(7)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.10	(7)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.11	(7)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12	(7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.13	(7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.14	(7)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.15	(7)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

Exhibit Number		Description

10.16	(7)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.17	(7)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.18	(8)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.19	(9)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.20	(9)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21	(9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.22	(9)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.23	(9) (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Bing Yu dated October 19, 2004

10.24	(9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.25	(9) (10)	Power of Attorney executed by Bing Yu dated December 2, 2004

10.26	(9)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.27	(9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.28	(9) (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.29	(9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.30	(9) (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Bing Yu and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.31		Frame Contract by and among Bing Yu, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc., and James Ding, dated January 3, 2006 (filed herewith)

10.32		Equity Interest Transfer Agreement between Bing Yu and James Ding, dated January 3, 2006 (filed herewith)

10.33		Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc., dated January 3, 2006 (filed herewith)

10.34		Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc. dated January 3, 2006 (filed herewith)

10.35		Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and James Ding, dated January 3, 2006 (filed herewith)

10.36		Power of Attorney executed by James Ding, dated January 3, 2006 (filed herewith)

10.37		Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)(filed herewith)*

10.38		Employment Contract between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)(filed herewith)*

10.39		Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)(filed herewith)*

Exhibit Number	Description

10.40	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)(filed herewith)*

11.1	Statement regarding computation of per share earnings (included in note 14 to the consolidated financial statements in this report)

21.1	Subsidiaries of AsiaInfo Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(8)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(10)	Due to Mr. Bing Yu’s resignation on January 3, 2006, these agreements have been terminated and replaced by the agreements entered into by James Ding, which are included in Exhibits 10.33, 10.34, 10.35 and 10.36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

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

Signature	Title	Date

/s/ James Ding James Ding	Board Member and Chairman of the Board	March 15, 2006

/s/ Steve Zhang Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 15, 2006

/s/ Ying Han Ying Han	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2006

/s/ Yungang Lu Yungang Lu	Board Member	March 15, 2006

/s/ Davin Mackenzie Davin Mackenzie	Board Member	March 15, 2006

/s/ Tao Long Tao Long	Board Member	March 15, 2006

/s/ Tom Manning Tom Manning	Board Member	March 15, 2006

/s/ Edward Tian Edward Tian	Board Member	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AsiaInfo Holdings, Inc.

Beijing, China

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule listed in the Index at Schedule 1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 15, 2006

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In US dollars thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$92,176	$94,156
Restricted cash	13,369	15,625
Short-term investments	43,181	56,949
Notes receivable (including notes receivable due from related parties of $1,795 and $2,045 as of December 31, 2005 and 2004, respectively)	3,551	6,482
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $4,106 and $3,497 as of December 31, 2005 and 2004, respectively)	35,364	44,538
Accounts receivable due from related parties (net of allowances of $557 and $147 as of December 31, 2005 and 2004, respectively)	5,363	13,814

Total accounts receivable	40,727	58,352

Inventories	5,211	7,932
Other receivables (including other receivables due from related parties of $316 and $198 as of December 31, 2005 and 2004, respectively)	3,647	3,917
Deferred tax assets—current	244	1,715
Prepaid expenses and other current assets	5,704	4,851

Total current assets	207,810	249,979

Long-term investment	1,729	—
Property and equipment-net	2,374	1,895
Goodwill	13,714	37,704
Other acquired intangible assets-net	1,865	7,392
Deferred tax assets—noncurrent	734	394

Total Assets	$228,226	$297,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,807	$5,720
Accounts payable (including accounts payable due to related parties of $249 and $2,300 as of December 31, 2005 and 2004, respectively)	9,421	16,793
Accrued employee benefits	11,849	7,061
Other accrued expenses	11,506	14,701
Deferred revenue (including deferred revenue from related parties of $2,047 and $1,327 as of December 31, 2005 and 2004, respectively)	18,685	15,381
Other payables (including other payables due to related parties of $485 and $135 as of December 31, 2005 and 2004, respectively)	4,475	4,739
Acquisition payable	—	27,213
Income taxes payable	444	1,822
Other taxes payable	2,415	2,142

Total current liabilities	60,602	95,572

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,920,714 and 46,473,532 shares issued as of December 31, 2005 and 2004, respectively; 46,144,613 and 46,314,706 shares issued and outstanding as of December 31, 2005 and 2004, respectively)	469	465
Additional paid-in capital	215,201	211,394
Treasury stock, at cost (776,101 shares and 158,826 shares as of December 31, 2005 and 2004, respectively)	(4,027)	(868)
Accumulated deficit	(46,387)	(9,218)
Accumulated other comprehensive income	2,368	19

Total stockholders’ equity	167,624	201,792

Total Liabilities and Stockholders’ Equity	$228,226	$297,364

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Software products and solutions
Sales to non-related parties	$48,591	$39,069	$27,959
Sales to related parties	9,836	3,194	3,427

Total software products and solutions	58,427	42,263	31,386

Service
Sales to non-related parties	16,484	15,844	19,887
Sales to related parties	2,132	3,823	3,004

Total service	18,616	19,667	22,891

Third party hardware
Sales to non-related parties	14,850	36,793	53,338
Sales to related parties	2,007	2,931	8,457

Total third party hardware	16,857	39,724	61,795

Total revenues	93,900	101,654	116,072

Cost of revenues:
Software products and solutions (including purchases from related parties of $131, $110, and nil for the years ended December 31, 2005, 2004 and 2003, respectively; including stock-based compensation expense of $4, nil and nil for the years ended December 31, 2005, 2004 and 2003, respectively)	29,566	19,639	14,478
Service (including purchases from related parties of $18, $23, and nil for the years ended December 31,2005, 2004 and 2003, respectively)	10,775	7,674	8,971
Third party hardware (including purchases from related parties of $1,906, nil and nil for the years ended December 31, 2005, 2004 and 2003, respectively)	16,013	37,739	58,704

Total cost of revenues	56,354	65,052	82,153

Gross profit	37,546	36,602	33,919

Operating expenses:
Sales and marketing (including sales and marketing expenses to related parties of $185, $146 and nil for the years ended December 31, 2005, 2004 and 2003, respectively; including stock-based compensation expense of $4, nil and $43 for the years ended December 31, 2005, 2004 and 2003, respectively)	18,474	13,647	11,322
General and administrative (including general and administrative expenses to related parties of $66, $36 and nil for the years ended December 31, 2005, 2004 and 2003, respectively; including stock-based compensation expense of $35, nil and $51 for the years ended December 31, 2005, 2004 and 2003, respectively)	11,081	9,109	10,878
Research and development (including research and development expenses to related parties of $41, $51 and nil for the years ended December 31, 2005, 2004 and 2003, respectively; including stock-based compensation expense of $5, nil and $11 for the years ended December 31, 2005, 2004 and 2003, respectively)	12,785	8,222	9,114
In-process research and development	—	—	169
Amortization of other acquired intangible assets	1,059	285	—
Impairment of goodwill and other acquired intangible assets	21,197	—	30,221

Total operating expenses	64,596	31,263	61,704

Income (loss) from operations	(27,050)	5,339	(27,785)

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Other income:
Interest income	3,323	2,324	1,576
Interest expense	—	—	(3)
Gain from sales of investments	134	4,040	—
Other income (expense), net	23	(20)	(133)

Total other income, net	3,480	6,344	1,440

Income (loss) before income taxes, minority interests and equity in loss of affiliate	(23,570)	11,683	(26,345)
Income tax expense (benefit)	145	965	(951)

Income (loss) before minority interests and equity in loss of affiliate	(23,715)	10,718	(25,394)
Minority interests in loss of consolidated subsidiaries	—	—	(12)
Equity in loss of affiliate	—	(42)	(2,477)

Net income (loss) from continuing operations	(23,715)	10,676	(27,883)

Discontinued operations
Loss from operations of discontinued components	(2,530)	(1,017)	(264)
Loss on sales of discontinued components	(11,163)	—	—
Income tax benefit	239	132	28

Loss on discontinued operations	(13,454)	(885)	(236)

Net income (loss)	$(37,169)	$9,791	$(28,119)

Net income (loss) from continuing operations per share:
Basic	$(0.53)	$0.23	$(0.62)

Diluted	$(0.53)	$0.21	$(0.62)

Net loss from discontinued operations per share:
Basic	$(0.30)	$(0.02)	$(0.01)

Diluted	$(0.30)	$(0.02)	$(0.01)

Net income (loss) per share:
Basic	$(0.83)	$0.21	$(0.63)

Diluted	$(0.83)	$0.19	$(0.63)

Shares used in computation:
Basic	44,983,877	45,590,980	44,459,010

Diluted	44,983,877	52,008,220	44,459,010

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2003	44,193,474	$442	$200,649	$—	$(105)	$9,110	$62	$210,158
Comprehensive loss:
Net loss	—	—	—	—	—	(28,119)	—	(28,119)	$(28,119)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(1)	(1)	(1)

Comprehensive loss									$(28,120)

Issuance of common stock on acquisition of a business	349,315	3	2,547	—	—	—	—	2,550
Stock option exercises	507,267	5	1,220	—	—	—	—	1,225
Stock issued for services and other	62,222	1	299					300
Income tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Amortization of deferred stock-based compensation	—	—	—	—	105	—	—	105

Balance at December 31, 2003	45,112,278	451	205,154	—	—	(19,009)	61	186,657
Comprehensive income:
Net income	—	—	—	—	—	9,791	—	9,791	$9,791
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(81)	(81)	(81)
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	39	39	39

Comprehensive income									$9,749

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	—	(868)

Balance at December 31, 2004	46,314,706	465	211,394	(868)	—	(9,218)	19	201,792
Comprehensive loss:
Net loss	—	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	2,291	2,291	2,291
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	58	58	58

Comprehensive loss									$(34,820)

Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	—	1,829
Acceleration of vesting of stock options	—	—	11	—	—	—	—	11
Issuance of restricted stock units	—	—	37	—	—	—	—	37
Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	—	(26,414)

Balance at December 31, 2005	46,144,613	$469	$215,201	$(4,027)	$—	$(46,387)	$2,368	$167,624

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(37,169)	$9,791	$(28,119)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Depreciation	1,934	1,423	1,950
Stock-based compensation expense	48	—	284
Amortization of other acquired intangible assets	1,541	907	209
Impairment of goodwill and other acquired intangible assets	21,197	—	30,221
In-process research and development	—	—	169
Deferred income taxes	909	(113)	(147)
Minority interest loss of consolidated subsidiaries	—	—	12
Equity in loss of affiliate	—	42	2,477
Loss on disposal of property and equipment	20	97	72
Provision for doubtful accounts	1,485	398	2,366
Provision for short-term investment	—	—	100
Gain from sales of investments	(134)	(4,040)	—
Loss on sales of discontinued components	10,924	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Notes receivable	2,480	(2,650)	(3,768)
Accounts receivable	10,988	3,166	(4,858)
Inventories	2,606	(3,699)	7,699
Other receivables	(3,019)	6,531	213
Prepaid expenses and other current assets	(278)	(1,114)	761
Notes payable	(3,913)	3,111	162
Accounts payable	(7,253)	641	(5,316)
Accrued employee benefits	5,024	479	888
Other accrued expenses	(1,971)	(233)	(404)
Deferred revenue	4,219	2,637	6,682
Other payables	3,573	1,040	(790)
Income taxes payable	(1,139)	590	(1,090)
Other taxes payable	300	(743)	(367)

Net cash provided by operating activities	12,372	18,261	9,406

Cash flows from investing activities:
Decrease (Increase) in restricted cash	2,125	(277)	(369)
Proceeds from sales of short-term investments—corporate stock	1,749	578	—
(Increase) decrease in other short-term investments	12,211	(41,578)	(2,058)
Purchases of property and equipment	(2,355)	(1,074)	(351)
Proceeds from disposal of property and equipment	4	7	29
Purchase of businesses, net of cash acquired	(4,030)	(3,172)	(3,211)
Disposal of affiliate	—	1,615	—
Payment on disposal of business components	(1,580)	—	—

Net cash provided by (used in) investing activities	8,124	(43,901)	(5,960)

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Repayment of short-term bank loans	—	(60)	—
Proceeds from exercise of stock options	1,829	1,410	1,225
Repurchase of common stock	(26,414)	(868)	—
Distribution to minority shareholder of consolidated subsidiaries	—	—	(427)

Net cash provided by (used in) financing activities	(24,585)	482	798

Net (decrease) increase in cash and cash equivalents	(4,089)	(25,158)	4,244
Cash and cash equivalents at beginning of year	94,156	119,395	115,153
Effect of exchange rate changes on cash and cash equivalents	2,109	(81)	(2)

Cash and cash equivalents at end of year	$92,176	$94,156	$119,395

Supplemental cash flow information:
Cash paid during the year:
Interest	$—	$—	$3

Income taxes	$446	$547	$152

Supplemental disclosure of non-cash investing activities:

In November 2005, the Company acquired Zheda Lande Scitech Limited’s telecommunications operation support business unit for total cash consideration of $852, of which $666 was payable at December 31, 2005, and the purchase price may be increased by a maximum of $322 based on subsequent revenue contracts to be obtained. The Company acquired intangible assets with a fair value of $355 and goodwill of $497 in connection with the transaction.

In October 2004, the Company acquired Lenovo Group Limited’s (“Lenovo”) non-telecom related IT services business for a total consideration of $36,784. The Company paid cash of $3,844 and $2,865 in 2005 and 2004, respectively. In addition, the Company issued 4,498,130 common shares from treasury stock with a fair value of $25,189 (and cost of $23,255) and 974,284 common shares valued at $4,844 to Lenovo in 2005 and 2004, respectively. In connection with the acquisition, the Company acquired net tangible assets of $7,939 (including cash of $282), intangible assets with a fair value of $5,924, and acquired goodwill of $22,921.

In December 2003, the Company acquired certain assets from Pacific Software (China) Limited (“Pacific Software”) for total consideration of $6,179. In 2003, the Company issued 349,315 common shares valued at $2,550. Cash payments of $1,174 and $3,006 were made in 2004 and 2003, respectively. A net repayment of $585 was received from Pacific Software in 2004. In connection with the acquisition, the Company acquired tangible assets and intangible assets with a fair value of $93 and $2,389, respectively, and acquired goodwill of $3,528. The Company also recorded a charge of $169 at the date of acquisition for acquired in-process technology.

See notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

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

The Company and its subsidiaries are leading providers of high-quality software and customer solutions in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecommunication carriers, the Company also offers a wide range of security products and services to small and medium sized Chinese enterprises across multiple vertical industries. Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized into two business units: AsiaInfo Technologies and Lenovo-AsiaInfo. The software and customer solutions of AsiaInfo Technologies enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Lenovo-AsiaInfo is principally engaged in non-telecom related IT services, particularly IT security products and services. The security products of Lenovo-AsiaInfo establish and deliver secure services to customers in China. In line with the Company’s strategy to focus on its core telecommunication software solutions and security products and services businesses, in 2005, the Company sold Han Management Consulting (China) Limited (“Han”), a subsidiary of the Lenovo-AsiaInfo business unit, to Han’s management team. The Company also disposed of certain assets constituting Lenovo-AsiaInfo’s e-government business unit (“GPS”) to Pansky Technology Group (“Pansky”), and certain assets constituting its human resources and business intelligence software businesses unit (“EIS”), previously acquired from Pacific Software, to Hinge Software Co. Ltd. (“Hinge”).

Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Accordingly, two variable interest entities (“VIEs”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46(R)”), Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”) and Lenovo Computer System and Technology Services Co., Ltd. (“Lenovo Computer”), were formed by the Company in 2004, to allow the Company to engage in certain restricted businesses in the PRC. The Company holds no equity interest in Lenovo Security or Lenovo Computer but exercises control through a series of contractual arrangements with those companies and their respective equity holders that effectively transfer all risks and rewards associated with ownership to the Company. Also in 2004 the Company entered into similar contractual arrangements with Beijing Star Technologies (VATS) Inc. (“Star VATS”), a domestic company owned by certain of the Company’s employees who are PRC citizens, which has been established to engage in the value-added telecommunications services business in China.

The Company acts as a holding company and, through certain subsidiaries, sources network-related equipment in the U.S. for sale to customers in the PRC.

2.    Summary of Significant Accounting Policies

Basis of presentation—These financial statements of the Company, its subsidiaries and its VIEs are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation—The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIEs. All significant inter-company transactions and balances are eliminated in consolidation.

The Company consolidates its VIEs under FIN46(R) since the ownership interest held by the equity investors in those VIEs does not have characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from the Company. The Company is the primary beneficiary of these VIEs.

Investments in 50% or less owned affiliates, over which the Company exercises significant influence, but not control, are accounted for using the equity method. The Company’s share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. As of December 31, 2005 and 2004, the Company had foreign bank balances located in the PRC of $70,361 and $74,002, about 76% and 79%, respectively, of its total cash and bank balances.

Short-term investments—Short-term investments are classified as available-for-sale marketable securities and consist principally of corporate securities, variable rate securities, and certificates of deposit issued by major financial institutions. All short-term investments classified as available for sale are carried at market value and the unrealized gain or loss from the changes in market values is included in accumulated other comprehensive income.

Notes receivable—The balances of notes receivable represent bank and commercial acceptance drafts that are non-interest bearing and due within six months.

Allowances for doubtful accounts and sales returns—Allowance for doubtful accounts is made based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

On a monthly basis, the Company records an allowance for sales returns based on estimated returns associated with Lenovo-AsiaInfo’s security products sold to distribution channels. Since it has been able to reliably estimate the sales returns based on historical return rates, which are evaluated quarterly, the Company recognizes information security product revenue, net of estimated sales return allowances, upon shipment to the distributor.

Inventories—Inventories represent finished goods and are stated at the lower of cost, determined principally by the specific identification method, or market price. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using the specific identification method.

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Software	3 years

Long-term investment—For investments in an investee over which the Company does not have significant influence, the Company carries the investment at cost and recognizes as income any dividends received from distribution of investee’s earnings. The Company reviews the cost investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Goodwill—In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test on October 1 of each fiscal year for all reporting units.

Other acquired intangible assets, net—Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives. Intangible assets with an indefinite useful life are not amortized and are subject to impairment test annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company periodically evaluates the recoverability of all intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Revenue recognition—The Company’s revenue is derived from three primary sources: (i) the procurement of hardware on behalf of customers, (ii) software license and related services, including assistance in implementation, customization and integration, post-contract customer support, training and consulting; and (iii) professional services for systems design, planning, consulting, and system integration. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees through both direct or reseller arrangements are recorded when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when the related products are shipped and/or installed as prescribed by SOP No. 97-2, “Software Revenue Recognition. (“SOP 97-2”)”. For consulting and other professional services, the Company recognizes its service revenue as such services are performed or ratably over the contractual period and recognizes the costs associated with these contracts as incurred.

The Company records software sales of IT security products, net of estimated sales returns, upon shipment to its distributors. For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”. The Company defers revenue for the fair value of its undelivered elements and recognizes revenue for the remainder of the contractual arrangement fee attributable to the delivered elements when the basic criteria of SOP 97-2 have been met. If the only undelivered element is post contract support (“PCS”) for which the Company has established VSOE, the Company recognizes the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, the Company accrues the costs at the time the revenue is recorded.

Software revenue includes the benefit of the rebate of value added taxes on sales of software and software-related services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging of software development in the PRC. The rebates were $3,963, $3,734, and $1,805 in 2005, 2004 and 2003, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $14,913 at December 31, 2005 and $33,084 at December 31, 2004, net of allowances. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

At December 31, 2005 and 2004, the balance of trade accounts receivable net of allowances was $25,814 and $25,268, respectively, represents amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

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

Foreign currency translation—The Company uses the United States dollar as its reporting currency and functional currency. Monetary assets and liabilities denominated in currencies other than United States dollars are translated into United States dollars at the rates of exchange ruling at the balance sheet date. Transactions in currencies other than United States dollars during the year are converted into United States dollars at the rates of exchange ruling at the transaction dates.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity.

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on December 31, 2005 was US$1.00 = RMB8.0702. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Stock-based compensation—The Company grants stock options and restricted stock units to its employees. The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which requires the Company to record compensation expense for the excess of the fair value of the stock at the grant date or any other measurement date over the amount an employee must pay to acquire the stock. The compensation expense is recognized over the applicable service period, which is usually the vesting period. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, research and development etc. are included in those line items on the face of the statements of operations. The Company has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.”

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

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(37,169)	$9,791	$(28,119)
Add: Stock-based compensation as reported net of tax effect	48	—	105
Less: Stock-based compensation determined using the fair value method, net of tax effect	(4,587)	(7,470)	(10,210)

Pro forma income (loss)	$(41,708)	$2,321	$(38,224)

Basic and diluted net income (loss) per share:
Basic, as reported	$(0.83)	$0.21	$(0.63)

Diluted, as reported	$(0.83)	$0.19	$(0.63)

Basic and diluted net income (loss) per share:
Basic, pro forma	$(0.93)	$0.05	$(0.86)

Diluted, pro forma	$(0.93)	$0.04	$(0.86)

The fair value of each restricted stock unit is measured on the grant date based on the market price of the stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options. The value of options granted was estimated on the date of the respective grant using the following weighted average assumptions:

	Years Ended December 31,
Option Grants	2005	2004	2003
Average risk-free rate of return	4.2%	4.0%	4.2%
Weighted average expected option life	5 years	7 years	7 years
Volatility rate	81%	85%	109%

Effective in October 2005, the Company accelerated the vesting of 2.2 million shares of stock options previously awarded to employees, upon which compensation costs of $11 were recognized in the year ended December 31, 2005.

Net income (loss) per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

Comprehensive income (loss)—Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Financial instruments—The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable, accounts payable, notes payable, other payables are carried at cost that approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Recent accounting pronouncements—In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated results of operations and financial condition.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. An entity must follow either the transition guidance for the APIC pool in SFAS 123R or the alternative transition method described in the FSP. The alternative method comprises a computational component that establishes a beginning balance of the APIC pool and a simplified method to determine the subsequent impact on the APIC pool of awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in that statement. The FSP was effective November 10, 2005. As described in the FSP, an entity will be permitted to take up to one year to determine its transition alternatives to make its one-time election. The Company is currently evaluating the effect that the adoption of the FSP will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance shall be applied upon initial adoption of SFAS 123R. The Company is currently evaluating the effect that the adoption of the FSP will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 on January 1, 2006 to have a material impact on its results of operations and financial condition.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 in the fourth quarter of 2005 did not have a material impact on the Company’s results of operations and financial condition.

The adoption of EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” in the first quarter of 2005 did not have a material impact on the Company’s results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R is a revision of SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123R is effective from the beginning of the first fiscal year beginning after June 15, 2005 (as modified by the SEC on April 14, 2005). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Under APB 25, no stock-based compensation cost had been reflected in the net income of the Company for grants of stock options to employees. On October 24, 2005, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the acceleration of vesting of approximately 2.2 million unvested stock options previously awarded to employees, officers and members of the Board under the Company’s 2000 Stock Option Plan and 2002 Stock Option Plan with an effective date for such acceleration in October 2005. Options held by members of the Compensation Committee were excluded from the acceleration. The primary purpose of the accelerated vesting is to enable the Company to avoid recognizing future compensation expense associated with the accelerated stock options as a result of the Company’s adoption of SFAS 123R on January 1, 2006. The Company expects the acceleration to reduce the stock option expense it otherwise would be required to record beginning on January 1, 2006 by $7.5 million on a pre-tax basis.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The Company does not expect the adoption of SFAS 153 in January 2006 to have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”, which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The Company does not expect the adoption of SFAS 151 in January 2006 to have a material impact on its financial statements.

Reclassifications—Certain comparative figures have been reclassified to conform to current year’s presentation.

3.    Acquisition

On November 11, 2005, the Company acquired Zheda Lande Scitech Limited’s (“Zheda Lande”) telecommunications operation support business unit, for total cash consideration of $852, including $40 in transaction costs, of which $186 had been paid as of December 31, 2005. Zheda Lande may also be entitled to additional payments of up to $322, which is contingent upon related revenue contracts that the Company may obtain after December 31, 2005. The primary reason for this acquisition was to enhance the Company’s leading telecommunication software solutions offering, and to further its strategic focus on its core businesses.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $852 to the intangible assets acquired, based on their estimated fair values, as follows:

		Estimated useful life
Software	$97	5 years
Contract backlog	80	1 year
Technical support and service agreement	51	1 year
Customer list	126	5 years
Non-compete agreement	6	5 years
Goodwill	492

Total	$852

Goodwill will be adjusted if the initial purchase price is to be increased upon resolution of the contingent consideration above. The fair market value of the intangible assets was determined using the “cost”, “income approach-excess earnings” and “with & without” method, considering, among other factors, forecasted financial performance of the acquired business, market performance, and market potential of the acquired business in China.

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2005 and 2004 of the Company and the Zheda Lande telecommunications operation support business unit. It has been prepared on the assumption that the acquisition occurred as of January 1, 2004. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Year Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Total revenue	$93,900	$101,654
Net income (loss)	(37,185)	9,616
Net income (loss) per share
—Basic	$(0.83)	$0.21
—Diluted	$(0.83)	$0.18
Shares used in calculation of net income (loss) per share (unaudited)
—Basic	44,983,877	45,590,980
—Diluted	44,983,877	52,008,220

The pro forma results of operations give effect to certain adjustments, including amortization of acquired intangible assets with definite lives, associated with the acquisition.

4.    Discontinued Operations

In October 2005, the Company sold the assets and liabilities of the EIS business unit, including goodwill of $3,528, to Hinge, a privately-held company, in exchange for five percent of the outstanding equity interests of Hinge, which was valued at $1,729 as appraised by a certified third party valuation firm. The consideration received has been recorded by the Company as a long-term investment using the cost method as the Company does not have significant influence over the operations of Hinge.

Also in October 2005, the Company sold all assets and liabilities of Han, including goodwill of $2,099, to Han’s management team for consideration of approximately $3,090 (RMB 25 million). The Company also released Han from the obligation of $6,080 in loans payable to the Company and injected transitional working capital of $1,020 into Han. The consideration to be received from Han will be paid from its net profit over the next five years, secured by a share pledge of 43% of Han’s equity. The Company has had no involvement in Han’s operations since the disposal date. The Company’s management believes that there is significant uncertainty regarding the collection of the proceeds from this sale given the negotiated terms of the agreement and the cumulative operating losses of Han. Accordingly, recognition of the sales proceeds has been deferred and will not be recorded until such payments have been made.

In November 2005, the Company transferred certain assets and liabilities of GPS to Pansky for no consideration.

All of the above divestitures were made based on the Company’s strategy to focus on core telecommunication software solutions and security products and services businesses and were reported in the Lenovo-AsiaInfo reportable segment. The accompanying consolidated statements of operations reflect the above business components as discontinued operations. Results of the discontinued operations for each of the disposed components are summarized as follows:

	EIS			HAN		GPS		Total
	2005	2004	2003	2005	2004	2005	2004	2005	2004	2003
Revenue of discontinued components	$885	$2,335	$101	$5,447	$1,986	$1,328	$703	$7,660	$5,024	$101

Income (loss) from operations of discontinued components	(1,034)	(882)	(264)	(403)	56	(1,093)	(191)	(2,530)	(1,017)	(264)
Loss on sales of discontinued components	(4,771)	—	—	(5,992)	—	(400)	—	(11,163)	—	—
Income tax benefit	239	132	28	—	—	—	—	239	132	28

Loss on discontinued operations	$(5,566)	$(750)	$(236)	$(6,395)	$56	$(1,493)	$(191)	$(13,454)	$(885)	$(236)

5.    Short-term Investments

Short-term investments are classified as available-for-sale and consist principally of corporate stock and bonds, variable rate preferred securities and certificates of deposit issued by major financial institutions. The available-for-sale investments are carried at fair market value and the unrealized holding gains or losses resulting from the change in their market value are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2005 and December 31, 2004, all short-term investments of the Company had maturities of less than one year. The Company incurred realized gains of $134 from sales of corporate stock (proceeds of $1,749 with a cost basis of $1,615) for the year ended December 31, 2005. No gains or losses were realized in 2004.

The following table provides additional information concerning the Company’s short-term investments:

	December 31, 2005		December 31, 2004
	Cost	Fair value	Cost	Fair value
Certificate of deposit	$—	$—	$7,163	$7,163
Corporate bonds	12,490	12,504	2,594	2,594
Variable rate preferred securities	30,000	30,000	45,000	45,000
Corporate stock	538	677	2,153	2,192

Total	$43,028	$43,181	$56,910	$56,949

6.    Notes Receivable

As of December 31, 2005 and December 31, 2004, the balances of notes receivable of $3,551 and $6,482, respectively, represented bank acceptance drafts of $258 and $4,344 that are non-interest bearing and due within six months and commercial acceptance notes of $3,293 and $2,138, respectively.

7.    Property and Equipment, Net

	December 31,
	2005	2004
Furniture, fixtures and electronic equipment	$7,317	$6,662
Motor vehicles	138	220
Leasehold improvements	3,421	2,802
Accounting software	2,207	1,823

	13,083	11,507
Less: Accumulated depreciation and amortization	(10,709)	(9,612)

Property and equipment, net	$2,374	$1,895

8.    Goodwill

The changes in the carrying amount of goodwill during 2005 and 2004 were as follows:

	December 31,
	2005		2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Balance as of beginning of year	$11,255	$26,449	$11,840	$3,528
Goodwill obtained in acquisitions of businesses	492	—	—	22,921
Impairment loss	—	(18,855)	—	—
Disposal of business components	—	(5,627)	—	—
Refund of earn-out payment for acquisition	—	—	—	(585)

Balance as of the end of the year	$11,747	$1,967	$11,840	$25,864

The Company performed its annual goodwill impairment test on October 1, 2005 and an additional impairment test for Lenovo-AsiaInfo’s goodwill as of December 31, 2005 due to the significant decrease in revenues from the information security business and its projected operating results and cashflows as a result of the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force in fourth quarter of 2005. The Company completed a two-step goodwill impairment test in accordance with SFAS No. 142. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Both an income approach and a cost approach were employed to determine the fair value of Lenovo-AsiaInfo, which resulted in the fair value being lower than the carrying value. The fair value was then allocated among all of the assets of Lenovo-AsiaInfo at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill, and an impairment loss of $18,855 was recognized in the year ended December 31, 2005 for the Lenovo-AsiaInfo reporting unit. No impairment was necessary for the AsiaInfo Technologies reporting unit as it passed the first step of the test.

Based on the impairment test performed during the fourth quarter of 2004, no impairment charge was necessary.

9.    Other Acquired Intangible Assets, Net

	December 31,
	2005				2004
	Gross carrying amount	Accumulated amortization	Impairment loss	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets

Core technology	$4,196	$1,567	$1,865	$764	$5,719	$918	$4,801
Trade name	818	189	477	152	1,401	64	1,337
Contract backlog	1,580	1,512	—	68	1,692	1,444	248
Favorable lease	372	372	—	—	372	372	—
Customer list	131	9	—	122	24	5	19
Customer relationship	11	11	—	—	179	11	168
Distribution network	870	253	—	617	870	51	819
Software	96	3	—	93	—	—	—
Technical support and service agreement	51	8	—	43	—	—	—
Non-compete agreement	6	—	—	6	—	—	—

	$8,131	$3,924	$2,342	$1,865	$10,257	$2,865	$7,392

Assuming no subsequent impairment of the identified intangible assets recorded as of December 31, 2005, amortization expense for the net carrying amount of intangible assets with definite lives is expected to be as follows:

2006	$578
2007	466
2008	466
2009	274
2010	79
2011	2

$1,865

As of December 31, 2005 and 2004, the Company had net other acquired intangible assets of $1,534 and $5,924, respectively, belonging to the Lenovo-AsiaInfo reportable segment, and the remaining net other acquired intangible assets of $331 and $1,468 belonged to the AsiaInfo Technologies reportable segment, respectively.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets’’, the Company estimates the future undiscounted cash flows to be derived from an intangible asset with definite life to determine whether a potential impairment exists when events or circumstances indicate the carrying value of an intangible asset with definite life may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment loss as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. The Company recognized an impairment loss on intangible assets with definite lives of $2,342 in 2005 in the Lenovo-AsiaInfo reportable segment.

10.    Credit Facilities

As of December 31, 2005, the Company had total short-term credit facilities for working capital purposes totaling $24,357, expiring by December 2007. The facilities were secured by bank deposits of $11,762 as of December 31, 2005. At December 31, 2005, unused short-term credit facilities were $21,754 and used facilities totaled $2,603. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $1,607 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2005. Bank deposits pledged as security for these credit facilities totaled $13,369 as of December 31, 2005 and are presented as restricted cash in the consolidated balance sheets. As of December 31, 2004, the Company had total short-term credit facilities totaling $35,707 expiring in December 2005.

11.    Notes Payable

As of December 31, 2005 and 2004, the balances of notes payable of $1,807 and $5,720, respectively, represented commercial notes of $289 and $1,733, and bank acceptance drafts of $1,518 and $3,987, respectively that are non-interest bearing and due within six months.

12.    Other Taxes Payable

	December 31,
	2005	2004
Individual income tax	$1,323	$1,400
Business tax payable	1,092	725
Value added taxes payable, net	—	—
Others	—	17

	$2,415	$2,142

The Company’s PRC subsidiaries are subject to business tax at the rate of 5% on certain types of service revenues.

The Company is also required to withhold PRC individual income tax on employees’ payroll for remittance to the tax authorities.

The Company’s PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”). Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue on software sales, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore is subject to an effective net value added tax burden of 3% from software sales. This government policy is effective until 2010.

13.    Income Taxes

The components of income (loss) before income taxes, minority interests, discontinued operations, and equity in loss of affiliates are as follows:

	Years Ended December 31,
	2005	2004	2003
United States	$477	$4,475	$(1,968)
Foreign	(24,047)	7,208	(24,375)

	$(23,570)	$11,683	$(26,343)

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income tax expense (benefit) from continuing operations consists of the following:

	Years Ended December 31,
	2005	2004	2003
Current
United States:
Federal	$(1,088)	$9	$(1,138)
State	(123)	1	(20)
Foreign	428	1,068	354

Total current income tax expense (benefit)	(783)	1,078	(804)

Deferred
United States:
Federal	1,285	54	396
State	123	6	(1)
Foreign	(480)	(173)	(542)

Total deferred income tax	928	(113)	(147)

Total income tax expense (benefit)	$145	$965	$(951)

The components of deferred income tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Allowances and reserves	$1,903	$2,149
Depreciation	385	241
Net operating loss carry forwards	4,003	1,226
Acquired intangible assets	—	26

Total gross deferred tax assets	6,291	3,642
Valuation allowance	(5,258)	(1,533)

Total net deferred tax assets	1,033	2,109
Deferred tax liabilities:
Unrealized gain on investment	(55)	—

Total net deferred tax assets	$978	$2,109

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2005, tax loss carry forwards amounted to approximately $4.8 million for federal and $1.4 million for California state taxes, which will begin to expire in 2023 and 2008, respectively. A valuation allowance of $5,258 for various deferred tax assets including tax loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax.

Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies (China), Inc. (“AIBJ”) is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a “new technology enterprise.” The effective income tax rate for “new technology enterprises” registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the “new technology enterprise” status. “New technology enterprises” are exempted from

Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AIBJ expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AIBJ received a continuation of its preferential tax treatment as an “advanced technology enterprise” for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning from January 1, 2004, as a “new technology enterprise” set up in Beijing Zhongguancun Science Park, the effective income tax rate for AIBJ is 15%. Under current law, as long as AIBJ maintains the “new technology enterprise” status, it will be exempted from Chinese local corporate income tax.

Lenovo AsiaInfo Technologies Inc. (“LAI”), Lenovo Computer and Star VATS are all registered in Beijing Zhongguancun Science Park, and are all classified as “new technology enterprises”, enjoying the same tax treatment as AIBJ. LAI was registered in 2004, but its tax benefits were effective as of January 1, 2005. Lenovo Computer’s tax exemption period expired on December 31, 2004, and it will benefit from the reduced rate of 7.5% until December 31, 2007. Star VATS’s tax exemption began on June 2, 2004 and expires on 31 December 2006, whereupon it will begin to benefit from the reduced tax rate of 7.5% until this expires on December 31, 2009.

AsiaInfo Management Software, Inc. is registered and operates in the High and New Technology Industry Development Zone in Guangzhou, China, and is classified as a “high and new technology enterprise.” The effective income tax rate, subject to the approval of the relevant tax authorities, for “high and new technology enterprises” registered in High and New Technology Industry Development Zones is 15%. “High and new technology enterprises” are also exempt from Chinese state and local corporate income tax for two years, beginning with their first profitable year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AsiaInfo Management expired on December 31, 2001 and the 50% tax reduction expired on December 31, 2004.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a “high and new technology enterprise.” Subject to the approval of the relevant tax authorities, “high and new technology enterprises” registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations (which was 2002 for AsiaInfo Chengdu), and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years (which will expire on December 31, 2006 for AsiaInfo Chengdu).

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $5,928 as of December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any.

A reconciliation between the provision for (benefit of) income taxes computed by applying the U.S. federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Years Ended December 31,
	2005	2004	2003
U.S. federal statutory rate	(35)%	35%	(35)%
Difference between statutory rate and foreign effective tax rate	5	(31)	23
Other	—	4	—
Impairment loss on goodwill and other intangibles	31	—	8

	1%	8%	(4)%

14.    Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2005	2004	2003
Net income (loss) (numerator)—Basic and diluted:
Net income (loss) from continuing operations	$(23,715)	$10,676	$(27,883)
Net income (loss) from discontinued operations	(13,454)	(885)	(236)

Net income	$(37,169)	$9,791	$(28,119)

Shares (denominator):
Weighted average common stock outstanding
Basic	44,983,877	45,590,980	44,459,010
Dilutive effect of employee stock options	—	1,874,107	—
Dilutive effect of forward contract	—	4,543,133	—

Diluted	44,983,877	52,008,220	44,459,010

Net income (loss) from continuing operations per share:
Basic	$(0.53)	$0.23	$(0.62)

Diluted	$(0.53)	$0.21	$(0.62)

Net loss from discontinued operations per share:
Basic	$(0.30)	$(0.02)	$(0.01)

Diluted	$(0.30)	$(0.02)	$(0.01)

Net income (loss) per share
Basic	$(0.83)	$0.21	$(0.63)

Diluted	$(0.83)	$0.19	$(0.63)

In 2004, the Company included 4,543,133 shares issuable to Lenovo as part of the purchase price consideration in the calculation of its diluted earnings per share as it has a potential dilutive effect. The Company delivered 4,498,130 shares to Lenovo and paid cash for the remaining amount of the purchase price in 2005.

The Company had outstanding common stock options for 8,362,192 shares and 549,500 restricted stock units in 2005 and outstanding common stock options for 9,657,883 shares in 2003 that could have potentially diluted basic earnings per share (“EPS”) in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been antidilutive due to the net loss reported in the periods.

In 2004, the Company had 4,659,038 common stock options outstanding, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

15.    Commitments and Contingencies

Operating Leases—As of December 31, 2005, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2006	$2,082
2007	1,178
2008	260

$3,520

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental liabilities for the three years in the period ended December 31, 2005 were $3,482, $3,583 and $1,952, respectively.

Letters of Credit—As of December 31, 2005, the Company had outstanding standby letters of credit to customers in the amount of $556, which were collateralized by credit facilities.

Product Warranty—The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the years ended December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004
Balance at beginning of year	$1,777	$2,060
Beginning balance relating to acquisition	—	242
Current year provision	109	448
Payments	(29)	(95)
Expired warranty	(1,063)	(878)

Balance at end of year	$794	$1,777

Commitment—On December 16, 2005, the Company entered into definitive documentation with respect to the acquisition of the telecom operation support business group of Shanghai Changjiang Technology Development Co. Ltd (“Changjiang Technology”). The agreement provides that Changjiang Technology will transfer, and the Company will assume, Changjiang Technology’s existing and potential China Unicom telecommunications software contracts, certain employment contracts and certain assets, for a total purchase price of up to approximately RMB 4.5 million in cash. The Company will also receive exclusive licenses for Changjiang Technology’s China Unicom telecommunications software. According to the agreement, RMB 2.25 million will be paid on the closing date, upon the effective assignment of all prescribed contracts and the assumption of all such agreements by AsiaInfo, and up to RMB 2.25 million in cash will be paid on the first anniversary of the closing date based on the achievement of certain performance targets. Changjiang Technology shall not engage in any telecom application software transactions with China Unicom for a period of five years after the closing date. The transaction is expected to close in the first half of 2006.

Litigation—On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of its initial public offering, or IPO. The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which, along with the case against AsiaInfo, have all been transferred to a single federal district judge for purposes of case management.

In June 2003, based on a decision made by a special independent committee of the Company’s board of directors, AsiaInfo elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. On September 1, 2005, after considering the underwriter defendants’ objections, the court issued an order preliminarily approving the proposed settlement with the issuer defendants in all respects. Presently, the proposed settlement is subject to final approval by the court. The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplates that the Company will assign any claims it may have against the underwriters of its IPO for excess commission to the plaintiffs. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing final settlement documents with the court, and receiving final approval from the court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to provide indemnity for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While the outcome of these proceedings can not be guaranteed, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

16.    Employee Retirement Benefits

The Company is required by law to contribute approximately 9.2% to 22.7% of base salaries of the PRC employees for staff welfare, housing, medical and education benefits representing expenses of $5,981, $3,880 and $2,832 for 2005, 2004 and 2003, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 12% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of employees’ monthly salaries to the Plan. The total retirement expense to the Company for such benefits contributions for the three years in the periods ending December 31, 2005, 2004 and 2003 was $2,609, $1,384 and $780, respectively.

17.    Distribution of Profits

As stipulated by the relevant laws and regulations applicable to PRC foreign investment enterprises, the Company’s PRC subsidiaries are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprise expansion reserve and an employee welfare and bonus reserve. Wholly-foreign-owned PRC subsidiaries are not required to make appropriations to the enterprise expansion reserve but appropriations to the general reserve are required to be made at not less than 10% of the after-tax profit as determined under PRC GAAP. The employee welfare and bonus reserve is determined by the Company’s Board of Directors.

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $973 and $1,435 in 2005 and 2004, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and VIEs were $120,800 and $87,427 in 2005 and 2004, respectively. As a result of certain PRC legal restrictions which prevent PRC subsidiaries from distributing all of their profits, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2005 and 2004. As such, the Company has included Schedule 1 in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

18.    Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the United States. As of December 31, 2005 investments were placed principally with financial institutions in the United States.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), China Telecommunications Corporation (“China Telecom”) and its provincial subsidiaries. Sales to China Telecom and its subsidiaries amounted to approximately 3%, 3% and 9% of total revenues in 2005, 2004 and 2003, respectively. Sales to China Unicom accounted for 20%, 24% and 38% of total revenues in 2005, 2004 and 2003, respectively. Sales to China Netcom Corporation accounted for 12%, 9% and 13% of total of revenues in 2005, 2004 and 2003, respectively. Sales to China Mobile accounted for 51%, 50% and 38% of total revenues in 2005, 2004 and 2003, respectively.

Details of the amounts receivable from the customers with the top five largest receivable balances as of December 31, 2005 and 2004 are as follows:

	Percentage of accounts receivable December 31,
	2005	2004
Five largest receivables balances	93%	75%

The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibles on a periodic basis. Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2005	2004	2003
Balance at beginning of year	$3,562	$3,095	$1,133
Balance obtained from business acquisition	—	1,142	—
Bad debt expense	1,485	398	2,366
Write-offs and other	(794)	(1,073)	(404)

Balance at end of year	$4,253	$3,562	$3,095

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

19.    Stock-based compensation plan

General—Under the Company’s 2002 Stock Option Plan, the Company was authorized to grant options for the purchase of up to 4.5 million shares of common stock to employees, directors and consultants at prices not less than the fair market value at the date of grant for incentive stock options and nonqualified options. Prior to adopting the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Plans”).

The vesting periods of the options under the Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four one-year cliffs at an annual rate of 25%, 25%, 25% and 25% for the 2000 plan, and are generally no more than five years from the date of grant for 2002 plan.

Option activity for the Plans is summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2003	9,885,565	$8.14
Granted (weighted average fair value of $5.24)	2,289,590	6.02
Cancelled	(2,010,005)	10.87
Exercised	(507,267)	2.42

Outstanding, December 31, 2003	9,657,883	7.37
Granted (weighted average fair value of $5.17)	2,609,650	5.44
Cancelled	(1,139,969)	9.87
Exercised	(386,970)	3.64

Outstanding, December 31, 2004	10,740,594	6.77
Granted (weighted average fair value of $3.13)	50,000	4.67
Cancelled	(1,981,220)	7.40
Exercised	(447,182)	4.09

Outstanding, December 31, 2005	8,362,192	6.75

The exercise price of all options granted during the periods was equal to the fair market value of the Company’s common stock on the dates of grant. The fair market value of the common stock underlying the issue of the options under the Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding as of December 31, 2005 is as follows:

	Options Outstanding as of December 31, 2005			Options Exercisable as of December 31, 2005
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.005 to 1.25	563,167	0.75	$1.09	563,167	$1.09
$1.50 to 2.50	25,465	1.29	1.64	25,465	1.64
$2.75 to 3.00	701,800	2.06	2.79	701,800	2.79
$3.35 to 6.17	3,399,199	7.44	4.50	3,379,199	4.50
$6.51 to 7.36	973,000	7.83	6.97	963,000	6.96
$7.59 to 7.75	1,052,345	3.91	7.60	1,052,345	7.60
$8.00 to 9.63	858,929	5.17	9.08	858,929	9.08
$10.00 to 19.63	295,527	4.85	12.47	295,527	12.47
$24.00 to 47.03	492,760	4.15	24.81	492,760	24.81

Total	8,362,192	5.60	$6.75	8,332,192	$6.75

The total number of options exercisable and the weighted average exercise prices were 5,798,440 and 5,018,599 and, $7.95 and 8.11 as of December 31, 2004 and 2003, respectively. Effective October 2005, the Company accelerated the vesting of approximately 2.2 million unvested stock options previously awarded, which resulted in stock-based compensation expense of $11 for the year ended December 31, 2005.

In March 2005, the Board of Directors unanimously voted to approve the adoption of the AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, the Compensation Committee of the Board of Directors will be able to grant restricted stock units representing up to 640,000 shares of the Company’s common stock. Between September 2005 and December 31, 2005, the Company granted 549,500 shares of restricted stock units to its employees pursuant to the 2005 Plan.

A restricted stock unit is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The Company accounts for employee stock-based compensation in accordance with APB 25. The compensation cost is measured on the grant date based on the fair market value of the award, which is the market price of the stock on the grant date. The compensation expense is recorded over the applicable service period, which is usually the vesting period. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, research and development etc. are included in those line items on the face of the statements of operations. The Company recorded $37 in compensation expenses related to the issuance of restricted stock units for the year ended December 31, 2005.

20.    Stock Repurchase Program

During 2005, the Company purchased 5,115,405 shares of its common stock at a cost of $26,414. Between the commencement of the original stock repurchase program, which was approved by the Board of Directors of the Company in the fourth quarter of 2004, through December 31, 2005, the Company purchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced that it authorized another stock repurchase program pursuant to which the Company may, from time to time during a ninety day period (expiring on April 11, 2006), purchase up to 4,000,000 shares of its common stock. As of February 28, 2006, the Company had purchased 671,341 shares of its common stock at a total cost of $2,823 pursuant to this repurchase program.

21.    Segment Information

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including security products and services, to China’s enterprise market. Each business unit is further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. As the Company’s current method of segment reporting only began after the establishment of Lenovo-AsiaInfo in October 2004, prior years’ comparative information cannot be reclassified into these two reportable segments.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statement of operations and total assets. Accordingly, other items such as external sales, inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following sets forth condensed statements of operations and total assets for the Company’s reportable segments:

	Year Ended December 31,
	2005			2004			2003
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Software products and solutions	$48,633	$9,794	$58,427	$37,822	$4,441	$42,263	$31,386
Service	16,405	2,211	18,616	18,509	1,158	19,667	22,891
Third party hardware	15,671	1,186	16,857	37,891	1,833	39,724	61,795

Total revenues	80,709	13,191	93,900	94,222	7,432	101,654	116,072

Cost of revenues:
Software products and solutions	22,234	7,332	29,566	17,532	2,107	19,639	14,478
Service	8,951	1,824	10,775	7,483	191	7,674	8,971
Third party hardware	14,886	1,127	16,013	35,996	1,743	37,739	58,704

Total cost of revenues	46,071	10,283	56,354	61,011	4,041	65,052	82,153

Gross profit	34,638	2,908	37,546	33,211	3,391	36,602	33,919

Business unit expenses:
Sales and marketing	11,443	7,031	18,474	11,613	2,034	13,647	11,322
General and administrative (1)	656	2,431	3,087	244	448	692	2,417
Research and development	10,671	2,114	12,785	7,846	376	8,222	9,114
In-process research and development	—	—	—	—	—	—	169
Impairment of goodwill and acquired intangible assets	—	21,197	21,197	—	—	—	30,221
Amortization of acquired intangible assets	27	1,032	1,059	27	258	285	—

Total business unit expenses	22,797	33,805	56,602	19,730	3,116	22,846	53,243

Contribution profit (loss)	$11,841	$(30,897)	$(19,056)	$13,481	$275	$13,756	$(19,324)

Total assets (2)	$208,058	$20,168	$228,226	$234,580	$62,784	$297,364	$240,022

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.
(2)	Included in total assets are net accounts receivable of $37,464 and $3,263 for AsiaInfo Technologies and Lenovo-AsiaInfo for 2005, respectively.

Reconciliation of operating segment contribution profit (loss) to income (loss) before provision for income taxes:

	Years Ended December 31,
	2005	2004	2003
Total contribution profit (loss) for reportable segments	$(19,056)	$13,756	$(19,324)
Corporate general and administrative expenses	(7,994)	(8,417)	(8,461)
Net interest income	3,323	2,324	1,573
Gain from disposal of investment	134	4,040	—
Other income (expense), net	23	(20)	(133)

Income (loss) before income taxes, minority interests and equity in loss of affiliate	$(23,570)	$11,683	$(26,345)

Under SFAS 131, segment financial information must be reported on the basis that it is used internally for evaluating segment performance. Since net revenues were reported to the chief operating decision maker for resource allocation and performance decisions, the Company also assesses segment performance based on the following table, which analyzes revenues net of hardware costs in each of the segments of our business.

	Year Ended December 31,
	2005			2004			2003
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Revenues net of hardware costs:
Software products and solutions	$48,633	$9,794	$58,427	$37,822	$4,441	$42,263	$31,386
Service	16,405	2,211	18,616	18,509	1,158	19,667	22,891
Third party hardware	785	59	844	1,895	90	1,985	3,091

Total revenues net of hardware costs	65,823	12,064	77,887	58,226	5,689	63,915	57,368
Cost of sales net of hardware costs	31,185	9,156	40,341	25,015	2,298	27,313	23,449

Gross profit	$34,638	$2,908	$37,546	$33,211	$3,391	$36,602	$33,919

A reconciliation table of total revenues net of hardware costs and total revenues for the three years in the period ended December 31, 2005 is as follows:

	Year Ended December 31,
	2005			2004			2003
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	Total
Net revenue	$65,823	$12,064	$77,887	$58,226	$5,689	$63,915	$57,368
Third party hardware costs	14,886	1,127	16,013	35,996	1,743	37,739	58,704

Total revenues	$80,709	$13,191	$93,900	$94,222	$7,432	$101,654	$116,072

For the years ended December 31, 2005, 2004 and 2003, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2005, 2004 and 2003, 100% of the Company’s long-lived assets were located in the PRC.

22.    Related Party Transactions

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. The Company issued 4,498,130 and 974,284 shares of its common stock to Lenovo in 2005 and 2004, respectively, as partial consideration for the acquisition. Upon issuance of the shares in 2005, Lenovo owned approximately 12% of the Company’s outstanding common stock.

In the years ended December 31, 2005, 2004 and 2003, the Company entered into network solutions and software revenue contracts with China Netcom with total contract sums of approximately $15,219, $10,293, and $16,578, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as a Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

Transactions with related parties:

	Years ended December 31,
	2005			2004			2003
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total	China Netcom
Revenues:
Software products and solutions	$2,941	$6,895	$9,836	$—	$3,194	$3,194	$3,427
Service	31	2,101	2,132	—	3,823	3,823	3,004
Third party hardware	—	2,007	2,007	—	2,931	2,931	8,457

Total revenues	$2,972	$11,003	$13,975	$—	$9,948	$9,948	$14,888

Purchases:
Software products and solutions	$121	$10	$131	$83	$27	$110	$—
Service	13	5	18	15	8	23	—
Third party hardware	—	1,906	1,906	—	—	—	—

Total purchases	$134	$1,921	$2,055	$98	$35	$133	$—

Included in operating expenses:
Sales and marketing	$179	$6	$185	$136	$10	$146	$—
General and administrative	62	4	66	23	13	36	—
Research and development	32	9	41	31	20	51	—

Total operating expenses	$273	$19	$292	$190	$43	$233	$—

	December 31, 2005			December 31, 2004
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Balances with related parties:
Notes receivable	$—	$1,795	$1,795	$—	$2,045	$2,045
Accounts receivable (net of allowances of $557 in 2005 and $147 in 2004)	37	5,326	5,363	8,457	5,357	13,814
Other receivables	289	27	316	198	—	198
Accounts payable	249	—	249	2,300	—	2,300
Deferred revenue	320	1,727	2,047	64	1,263	1,327
Other payables	485	—	485	135	—	135

The Company believes that all transactions with related parties were arm’s-length, negotiated transactions on terms that it believes are no less favorable than terms it would have received from an unrelated party contract.

23.    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2005
Total revenues	$19,824	$23,404	$23,967	$26,705
Total cost of revenues	15,002	12,302	13,384	15,666
Gross profit	4,822	11,102	10,583	11,039
Total operating expenses	34,319	10,316	10,067	9,896
Income (loss) from continuing operations	(28,110)	1,505	1,170	1,720
Loss on discontinued operations	(11,685)	(1,078)	(341)	(350)
Net income	(39,795)	427	829	1,370
Net income (loss) from continuing operations per share—basic	(0.61)	0.03	0.03	0.04
—diluted	(0.61)	0.03	0.03	0.04
Loss from discontinued operations per share—basic	(0.25)	(0.02)	(0.01)	(0.01)
—diluted	(0.25)	(0.02)	(0.01)	(0.01)
Net income (loss) per share—basic	(0.86)	0.01	0.02	0.03
—diluted	(0.86)	0.01	0.02	0.03

Year Ended December 31, 2004
Total revenues	$28,864	$19,673	$22,007	$31,110
Total cost of revenues	17,573	11,434	13,571	22,474
Gross profit	11,291	8,239	8,436	8,636
Total operating expenses	10,724	7,356	6,375	6,808
Income from continuing operations	1,157	5,378	2,289	1,852
Income (loss) on discontinued operations	(349)	(400)	(260)	124
Net income	808	4,978	2,029	1,976
Net income (loss) from continuing operations per share—basic	0.03	0.12	0.05	0.04
—diluted	0.03	0.12	0.05	0.04
Loss from discontinued operations per share—basic	(0.01)	(0.01)	(0.01)	—
—diluted	(0.01)	(0.01)	(0.01)	—
Net income per share—basic	0.02	0.11	0.04	0.04
—diluted	0.02	0.11	0.04	0.04

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In US dollars thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$23,395	$19,529
Restricted cash	11,762	14,000
Short-term investments	30,677	36,949
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $629 and $87 as of December 31, 2005 and 2004, respectively)	5,879	6,309
Accounts receivable due from related parties (net of allowances of nil as of December 31, 2005 and 2004, respectively)	152	160

Total accounts receivable	6,031	6,469

Inventories	1,269	4,202
Amount due from subsidiaries and affiliates	25,214	44,161
Prepaid expenses and other current assets	3,898	3,204

Total current assets	102,246	128,514
Investment in subsidiaries and affiliates	70,002	110,441

Total Assets	$172,248	$238,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,058	$3,353
Accrued expenses	3,202	4,961
Deferred revenue (including deferred revenue from related parties of nil and $3 as of December 31, 2005 and 2004, respectively)	908	817
Other payables	707	27,501
Other current liabilities	32	511

Total current liabilities	6,907	37,143

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,920,714 and 46,473,532 shares issued as of December 31, 2005 and 2004, respectively; 46,144,613 and 46,314,706 shares issued and outstanding as of December 31, 2005 and 2004, respectively)	469	465
Additional paid-in capital	215,201	211,394
Treasury stock, at cost (776,101 shares and 158,826 shares as of December 31, 2005 and 2004, respectively)	(4,027)	(868)
Accumulated deficit	(46,387)	(9,218)
Accumulated other comprehensive income	85	39

Total stockholders’ equity	165,341	201,812

Total Liabilities and Stockholders’ Equity	$172,248	$238,955

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENT OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Software products and solutions
Sales to non-related parties	$208	$827	$425
Sales to related parties	—	—	—

Total software products and solutions	208	827	425

Service
Sales to non-related parties	4,245	1,470	2,497
Sales to related parties	10	239	43

Total service	4,255	1,709	2,540

Third party hardware
Sales to non-related parties	5,354	10,643	9,857
Sales to related parties	149	27	1,322

Total third party hardware	5,503	10,670	11,179

Total revenues	9,966	13,206	14,144

Cost of revenues:
Software products and solutions	246	561	285
Service	868	(617)	150
Third party hardware	5,228	10,136	10,620

Total cost of revenues	6,342	10,080	11,055

Gross profit	3,624	3,126	3,089

Operating expenses:
Selling, general and administrative	4,547	5,006	4,403
Other operating expenses	39	—	1,560

Total operating expenses	4,586	5,006	5,963

Loss from operations	(962)	(1,880)	(2,874)
Other income (expense), net	(770)	6,356	905

Income (loss) before income taxes, minority interests and equity in loss of affiliate	(1,732)	4,476	(1,969)
Income tax expense (benefit)	198	70	(764)
Equity in income (loss) of affiliate	(35,239)	5,385	(26,914)

Net income (loss)	$(37,169)	$9,791	$(28,119)

Net income (loss) per share:
Basic	$(0.83)	$0.21	$(0.63)

Diluted	$(0.83)	$0.19	$(0.63)

Shares used in computation:
Basic	44,983,877	45,590,980	44,459,010

Diluted	44,983,877	52,008,220	44,459,010

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Deferred Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2003	$44,193,474	$442	$200,649	$—	$(105)	$9,110	$—	210,096
Comprehensive loss:
Net loss	—	—	—	—	—	(28,119)	—	(28,119)	$(28,119)

Comprehensive loss									$(28,119)

Issuance of common stock on acquisition of a business	349,315	3	2,547	—	—	—	—	2,550
Stock option exercises	507,267	5	1,220	—	—	—	—	1,225
Stock issued for services and other	62,222	1	299					300
Income tax benefit from exercise of stock options	—	—	439	—	—	—	—	439
Amortization of deferred stock-based compensation	—	—	—	—	105	—	—	105

Balance at December 31, 2003	45,112,278	451	205,154	—	—	(19,009)	—	186,596
Comprehensive income:
Net income	—	—	—	—	—	9,791	—	9,791	$9,791
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	39	39	39

Comprehensive income									$9,830

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	—	(868)

Balance at December 31, 2004	46,314,706	465	211,394	(868)	—	(9,218)	39	201,812
Comprehensive loss:
Net loss	—	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other comprehensive income, net of tax:
Unrealized gains on available-for-sale investments	—	—	—	—	—	—	46	46	46

Comprehensive loss									$(37,123)

Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	—	1,829
Acceleration of vesting of stock option	—	—	11	—	—	—	—	11
Issuance of restricted stock units	—	—	37	—	—	—	—	37
Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	—	(26,414)

Balance at December 31, 2005	46,144,613	$469	$215,201	$(4,027)	$—	$(46,387)	$85	$165,341

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(37,169)	$9,791	$(28,119)
Adjustments to reconcile net income (loss) to net cash generated from operating activities:
Stock-based compensation expense	48	—	284
Gain from sales of investment	(134)	(4,040)	—
Equity in losses (earnings) of subsidiaries and affiliates	40,439	(25,048)	25,229
Loss on disposal of property and equipment	—	—	1
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	438	666	4,390
Inventories	2,933	(3,627)	(572)
Amount due from subsidiaries and affiliates	18,947	(31,622)	2,010
Prepaid expenses and other current assets	(694)	7,487	(7,922)
Accounts payable	(1,295)	(737)	947
Accrued expenses	(1,759)	(779)	(1,798)
Deferred revenue	91	467	(83)
Other current liabilities	1,760	35,176	2,192

Net cash provided by (used in) operating activities	23,605	(12,266)	(3,441)

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,238	—	22
Proceeds from sales of short-term investments—corporate stock	1,749	1,615	—
(Increase) decrease in other short-term investments	4,703	(29,266)	(1,958)
Purchase of businesses, net of cash acquired	(3,844)	(3,081)	—

Net cash provided by (used in) investing activities	4,846	(30,732)	(1,936)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,829	1,410	1,225
Repurchase of common stock	(26,414)	(868)	—

Net cash provided by (used in) financing activities	(24,585)	542	1,225

Net (decrease) increase in cash and cash equivalents	3,866	(42,456)	(4,152)
Cash and cash equivalents at beginning of year	19,529	61,985	66,137

Cash and cash equivalents at end of year	$23,395	$19,529	$61,985

**********************************************