Form 10-Q
period 2006-03-31
ASIAINFO HOLDINGS INC
filed 2006-05-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-15713

ASIAINFO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	752506390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4TH FLOOR, ZHONGDIAN INFORMATION TOWER

6 ZHONGGUANCUN SOUTH STREET, HAIDIAN DISTRICT

BEIJING 100086, CHINA

(Address of principal executive office, including zip code)

+8610 8216 6688

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 8, 2006 was 44,147,126.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Software products and solutions
Sales to non-related parties	$14,919	$11,144
Sales to related parties	1,158	4,287

Total software products and solutions	16,077	15,431

Service
Sales to non-related parties	2,555	4,475
Sales to related parties	679	461

Total Service	3,234	4,936

Third party hardware
Sales to non-related parties	6,059	5,466
Sales to related parties	2,129	872

Total third party hardware	8,188	6,338

Total revenues	27,499	26,705

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $20 and $44 , amortization of acquired intangible assets of $52 and $162 for the three months ended March 31, 2006 and 2005, respectively)	7,761	6,722
Service (including cost of purchases from related parties of $6 and $25 for the three months ended March 31, 2006 and 2005, respectively)	2,007	3,085
Third party hardware	7,779	6,021

Total cost of revenues	17,547	15,828

Gross profit	9,952	10,877

Sales and marketing (including sales and marketing expenses of $29 and $65 to related parties, amortization of acquired intangible assets of $101 and $96 for the three months ended March 31, 2006 and 2005, respectively)	4,021	4,502
General and administrative (including general and administrative expenses of $4 and $11 to related parties for the three months ended March 31, 2006 and 2005, respectively)	3,216	2,170
Research and development (including research and development expenses of $12 and $17 to related parties for the three months ended March 31, 2006 and 2005, respectively)	3,204	3,059

Total operating expenses	10,441	9,731

(Loss) income from operations	(489)	1,146

Other income
Interest income	968	808
Loss on sales of investments	—	(3)
Other income (expenses), net	(58)	11

Total other income, net	910	816

Income from continuing operations before income taxes	421	1,962
Income tax expense	61	242

Income from continuing operations	360	1,720
Loss from discontinued operation, net of taxes	—	(350)

Net income	$360	$1,370

Basic and diluted income (loss) per share:
Income from continuing operations	$0.01	$0.04

Loss from discontinued operations, net of taxes	$—	$(0.01)

Net income	$0.01	$0.03

Shares used in computation:
Basic	45,453,267	45,263,122

Diluted	46,361,596	51,820,603

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$93,185	$92,176
Restricted cash	12,359	13,369
Short-term investments	43,086	43,181
Notes receivable (including notes receivable of $172 and $1,795 due from related parties as of March 31, 2006 and December 31, 2005, respectively)	1,714	3,551
Accounts receivable
Accounts receivable due from non-related parties (net of allowances of $4,752 and $4,106 as of March 31, 2006 and December 31, 2005, respectively)	34,617	35,364
Accounts receivable due from related parties (net of allowances of $619 and $557 as of March 31, 2006 and December 31, 2005, respectively)	6,582	5,363

Total accounts receivable	41,199	40,727

Inventories	5,688	5,211
Other receivables (including other receivables of $307 and $316 due from related parties as of March 31, 2006 and December 31, 2005, respectively)	4,490	3,647
Deferred income taxes – current	341	244
Prepaid expenses and other current assets	5,549	5,704

Total current assets	207,611	207,810

Long-term investment	1,741	1,729
Property and equipment-net	2,191	2,374
Goodwill	13,717	13,714
Other acquired intangible assets-net	1,714	1,865
Deferred income taxes	734	734

Total Assets	$227,708	$228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$4,123	$1,807
Accounts payable (including accounts payable of nil and $249 due to related parties as of March 31, 2006 and December 31, 2005, respectively)	12,905	9,421
Accrued expenses	11,881	11,506
Deferred revenue (including deferred revenue of $1,970 and $2,047 from related parties as of March 31, 2006 and December 31, 2005, respectively)	17,378	18,685
Accrued employee benefits	12,800	11,849
Other payables (including other payables of $489 and $485 due to related parties as of March 31, 2006 and December 31, 2005, respectively)	3,594	4,475
Income taxes payable	505	444
Other taxes payable	3,154	2,415

Total current liabilities	66,340	60,602

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,979,301 and 46,920,714 shares issued as of March 31, 2006 and December 31, 2005, respectively; 44,549,645 and 46,144,613 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively)	470	469
Additional paid-in capital	215,580	215,201
Treasury stock at cost (2,429,656 and 776,101 shares as of March 31, 2006 and December 31, 2005, respectively)	(11,395)	(4,027)
Accumulated deficit	(46,027)	(46,387)
Accumulated other comprehensive income	2,740	2,368

Total stockholders’ equity	161,368	167,624

Total Liabilities and Stockholders’ Equity	$227,708	$228,226

(1)	December 31, 2005 balances were extracted from audited financial statements.

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$360	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	398	417
Amortization of other acquired intangible assets	153	427
Stock-based compensation expense	135	—
Loss on disposal of property and equipment	45	9
Loss on sales of investment	—	3
Change in bad debt provision	793	(717)
Deferred income taxes	(97)	15
Changes in operating assets and liabilities:
Notes receivable	1,837	4,108
Accounts receivable	(1,265)	(62)
Inventories	(477)	201
Other receivables	(843)	(100)
Prepaid expenses and other current assets	155	419
Notes payable	2,316	(209)
Accounts payable	3,484	(1,720)
Accrued expenses	375	541
Deferred revenue	(1,307)	(488)
Accrued employee benefits	951	1,670
Other payables	(606)	(610)
Income taxes payable	61	151
Other taxes payable	739	(1,088)

Net cash provided by operating activities	7,207	4,337

Cash flows from investing activities:
Change in restricted cash	1,010	(38)
Decrease in investments	24	6,959
Purchases of property and equipment	(101)	(973)
Payment for acquisitions	(463)	(169)
Proceeds from sales of short-term investment – corporate stock	—	21
Proceeds from disposal of property and equipment	16	1

Net cash provided by investing activities	486	5,801

Cash flows from financing activities:
Proceeds on exercise of stock options	245	55
Repurchase of common stock	(7,355)	(10,615)

Net cash used in financing activities	(7,110)	(10,560)

Net increase (decrease) in cash and cash equivalents	583	(422)
Cash and cash equivalents at beginning of period	92,176	94,156
Effect of exchange rate changes on cash and cash equivalents	426	7

Cash and cash equivalents at end of period	$93,185	$93,741

Supplemental disclosure of Non-Cash Investing Activities:
Obligations incurred for purchase of equipment	$175	$154

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2006, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2006.

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,066 and $1,148 for the three months ended March 31, 2006 and 2005, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable and amounted to $14,430 as of March 31, 2006 and $14,913 as of December 31, 2005, respectively, net of allowances. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers.

As of March 31, 2006 and December 31, 2005, the balance of accounts receivable, net of allowances was $26,769 and $25,814, respectively, representing amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not fully convertible into US dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on March 31, 2006 was US$1.00=RMB8.017. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Stock-Based Compensation

Effective January 1, 2006, AsiaInfo adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock-based compensation awards were granted during the first quarter of 2006. AsiaInfo recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit or option vesting term of four years. Prior to the adoption of SFAS 123R, AsiaInfo recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. AsiaInfo has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 9 to the Consolidated Condensed Financial Statements for further discussion on stock-based compensation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in AsiaInfo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of corporate stock and bonds, variable rate preferred securities and certificates of deposit issued by major financial institutions. The available-for-sale investments are carried at fair market value and their unrealized holding gains or losses resulting from the change in market value are recorded in accumulated other comprehensive income in stockholders’ equity. As of March 31, 2006 and December 31, 2005, all short-term investments of the Company had maturities of less than one year. The Company had no sales of short-term investments for the three month period ended March 31, 2006 and incurred a loss of $3 on the sale of short-term investments for the comparable period in 2005.

The following table provides additional information concerning the Company’s short-term investments:

	March 31, 2006		December 31, 2005
	Cost	Fair value	Cost	Fair value
Corporate bonds	$12,645	$12,658	$12,490	$12,504
Variable rate preferred securities	30,000	30,000	30,000	30,000
Corporate stock	538	428	538	677

Total	$43,183	$43,086	$43,028	$43,181

4. NOTES RECEIVABLE

As of March 31, 2006 and December 31, 2005, the balances of notes receivable of $1,714 and $3,551, respectively, included bank acceptance drafts of nil and $258 and commercial acceptance notes of $1,714 and $3,293, respectively, both of which are non-interest bearing and due within six months.

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$360	$1,370
Unrealized loss on available-for-sale investments – net of tax effect	(154)	(292)
Change in cumulative foreign currency translation adjustment	526	7

Comprehensive income	$732	$1,085

6. CREDIT FACILITIES

At March 31, 2006 and December 31, 2005, the Company had total short-term banking facilities for working capital purposes totaling $39,957 and $24,357 respectively, and expiring between October 2006 and January 2008. The facilities were secured by bank deposits of $11,845 and $11,762 as of March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, unused short-term credit facilities were $34,920 and $21,754, respectively. The used facilities are pledged as security for standby letters of credit and notes issued to hardware suppliers and customers. Additional bank deposits of $514 and $1,607 were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2006 and December 31, 2005, respectively. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the consolidated condensed balance sheets) totaled $12,359 and $13,369 at March 31, 2006 and December 31, 2005, respectively.

7. NOTES PAYABLE

As of March 31, 2006 and December 31, 2005, the balances of notes payable of $4,123 and $1,807, respectively, represented commercial notes of $281 and $289, and bank acceptance drafts of $3,842 and $1,518, respectively, each of which is non-interest bearing and due within six months.

8. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2006	2005
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(32)	(36)
Permanent differences	4	—
Increase in valuation allowance	9	15
Other	(1)	(2)

	15%	12%

9. STOCK-BASED COMPENSATION

As of March 31, 2006, the Company has two stock-based employee compensation plans: the 2002 Stock Option Plan and the 2005 Stock Incentive Plan. Prior to January 1, 2006, the Company accounted for these plans under APB 25. Accordingly, the Company recognized compensation expense only when options were granted with a discounted exercise price and when restricted stock units were granted. The compensation expense was recognized ratably over the requisite service period, which was generally the vesting period of the restricted stock units or options.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

In October 2005, the Company accelerated the vesting of approximately 2.2 million unvested stock options previously awarded.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock units and option vesting term of four years. The Company estimated the forfeiture rate of restricted stock units for the first quarter of fiscal 2006 based on its historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations.

The Company did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R.

For the three months ended March 31, 2006, stock-based compensation expense related to the restricted stock units and the options under SFAS 123R was allocated as follows:

Three Months Ended March 31, 2006
Cost of Revenues	$33
Sales and marketing	29
General and administrative	53
Research and development	20

Total stock-based compensation expense	$135

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied for the first quarter of 2005:

Three Months Ended March 31, 2005
Net income as reported	$1,370
Less: Stock-based compensation determined using the fair value method, net of tax effect	(1,366)

Pro forma income	$4

Basic and diluted net income per share:
Basic, as reported	$0.03

Diluted, as reported	$0.03

Basic and diluted net income per share:
Basic, pro forma	$0.00

Diluted, pro forma	$0.00

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2006	8,362,192	$6.75
Granted	—	—
Cancelled	(369,929)	7.56
Exercised	(58,587)	4.18

Outstanding, March 31, 2006	7,933,676	6.73

Restricted stock units as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Restricted stock units unvested at January 1, 2006	549,500	$4.20
Granted	—	—
Vested	—	—
Forfeited	(2,300)	4.05

Restricted stock units unvested at March 31, 2006	547,200	4.20

10. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2006	2005
Net income (numerator)—Basic and diluted
Income from continuing operations	$360	$1,720
Loss from discontinued operations, net of taxes	—	(350)

Net income	$360	$1,370

Shares (denominator):
Weighted average common stock outstanding
Basic	45,453,267	45,263,122
Dilutive effect of employee stock options and restricted stock units	908,329	1,189,952
Dilutive effect of forward contract	—	5,367,529

Diluted	46,361,596	51,820,603

Basic and diluted income (loss) per share:
Income from continuing operations	$0.01	$0.04

Loss from discontinued operations, net of taxes	$—	$(0.01)

Net income	$0.01	$0.03

As of March 31, 2006 and 2005, the Company had 4,839,364 and 6,433,392 common stock options outstanding, respectively, that were excluded in the computation of diluted earnings per share (“EPS”) in these periods, as their exercise prices exceeded the average market values in such periods. These options could potentially have a dilutive effect on EPS in the future.

11. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended March 31,
	2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues:
Software products and solutions	$14,455	$1,622	$16,077	$11,700	$3,731	$15,431
Service	3,023	211	3,234	4,152	784	4,936
Third party hardware	8,176	12	8,188	6,250	88	6,338

Total revenues	25,654	1,845	27,499	22,102	4,603	26,705

Cost of revenues:
Software products and solutions	6,797	964	7,761	4,985	1,737	6,722
Service	1,666	341	2,007	2,549	536	3,085
Third party hardware	7,768	11	7,779	5,937	84	6,021

Total cost of revenues	16,231	1,316	17,547	13,471	2,357	15,828

Gross profit	9,423	529	9,952	8,631	2,246	10,877

Business unit expenses:
Sales and marketing	2,632	1,389	4,021	2,706	1,796	4,502
General and administrative (1)	350	551	901	(153)	134	(19)
Research and development	2,742	462	3,204	2,606	453	3,059

Total business unit expenses	5,724	2,402	8,126	5,159	2,383	7,542

Contribution profit (loss)	$3,699	$(1,873)	$1,826	$3,472	$(137)	$3,335

	As of March 31, 2006			As of December 31, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$209,064	$18,644	$227,708	$208,058	$20,168	$228,226

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.
(2)	Included in total assets are net accounts receivable of $38,069 and $3,130 for AsiaInfo Technologies and Lenovo-AsiaInfo at March 31, 2006, respectively, and $37,464 and $3,263 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2005, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended March 31,
	2006	2005
Total contribution profit for reportable segments	$1,826	$3,335
Corporate general and administrative expenses	(2,315)	(2,189)
Net interest income	968	808
Gain from sales of investments	—	(3)
Other income (expense), net	(58)	11

Income before income taxes	$421	$1,962

For the three months ended March 31, 2006 and 2005, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of March 31, 2006 and 2005, 100% of the Company’s long-lived assets are located in the PRC.

12. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with the acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. As of March 31, 2006, Lenovo owned approximately 12 percent of the Company’s outstanding common stock.

In the three months ended March 31, 2006 and 2005, the Company entered into network solutions and software revenue contracts with China Netcom (Group) Company Limited (“China Netcom”) with aggregate contract values of approximately $3,555 and $3,910, respectively. Edward Tian, a Director and major shareholder of the Company, is the Chief Executive Officer of China Netcom, as well as the Vice President of China Netcom’s parent company, China Network Communication Group Corporation.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom:

	Three months ended March 31,
	2006			2005
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Revenues:
Software products and solutions	$—	$1,117	$1,117	$2,843	$1,444	$4,287
Service	—	679	679	29	432	461
Third party hardware	—	2,129	2,129	—	872	872

Total revenues	—	3,925	3,925	2,872	2,748	5,620

Purchases:
Software products and solutions	9	11	20	34	10	44
Service	—	6	6	22	3	25
Third party hardware	—	—	—	—	—	—

Total purchases	9	17	26	56	13	69

Operating expenses:
Sales and marketing	23	6	29	61	4	65
General and administrative	—	4	4	9	2	11
Research and development	2	10	12	11	6	17

Total operating expenses	$25	$20	$45	$81	$12	$93

	As of March 31, 2006			As of December 31, 2005
	Lenovo	China Netcom	Total	Lenovo	China Netcom	Total
Balances with related parties:
Notes receivable	$—	$172	$172	$—	$1,795	$1,795
Net accounts receivable	25	6,513	6,538	37	5,326	5,363
Other receivables	295	12	307	289	27	316
Accounts payable	—	—	—	249	—	249
Deferred revenue	421	1,549	1,970	320	1,727	2,047
Other payables	489	—	489	485	—	485

During the three-month period ending March 31, 2006, the Company entered into a software solution contract with Beijing UITV Culture Development Ltd. valued at approximately $44. The Company recorded $41 of software products and solutions revenue in the first quarter of 2006. As of March 31, 2006, the Company had an account receivable from Beijing UITV Culture Development Ltd. of $44. James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd.

The Company believes that all transactions with related parties were arm’s length negotiated transactions on terms that are no less favorable than terms that would have been received from an unrelated party.

13. COMMITMENTS AND CONTINGENCIES

Litigation- On December 4, 2001, a securities class action case was filed against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. For purposes of case management, the Court has consolidated this case with lawsuits brought against approximately 300 other companies, all alleging similar practices by the underwriters of the companies’ IPOs.

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

Commitment – On December 16, 2005, the Company entered into definitive documentation with respect to the acquisition of the telecom operation support business group of Shanghai Changjiang Technology Development Co. Ltd (“Changjiang Technology”). The Company is still working with Changjiang Technology to close this transaction and expects such closing to occur in the second quarter of 2006.

14. STOCK REPURCHASE PROGRAM

Since the commencement of the original stock repurchase program, which was approved by the Board of Directors of the Company in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company may, from time to time during a ninety-day period, purchase up to 4,000,000 shares of its common stock. As of March 31, 2006, the Company repurchased 1,653,555 shares of its common stock at a total cost of $7,368 pursuant to this repurchase program. An additional 441,653 shares were purchased by the Company during April 2006 at a total cost of $2,195 and the stock repurchase plan expired on April 11, 2006.

On April 25, 2006, the Board of Directors authorized an extension to this share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but made no change to the number of shares which may be repurchased under the plan.

Any common stock repurchased by the Company will become part of its treasury stock and may be used by the Company to finance or execute acquisitions, equity incentive plans, or other arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, the “Exchange Act”. The Private Securities Litigation Reform Act of 1995, or the “Reform Act”, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed below under the heading “Certain Risks That May Affect Our Operating Results and Our Common Stock” under Item 1A. Risk Factors in Part II Other Information.

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo Holdings Inc. and its subsidiaries.

Overview

We are a leading provider of high-quality telecom software solutions and security products and services to some of China’s largest enterprises as well as many small and medium sized companies in China. An established leader in the Chinese telecommunications industry, we became a leading provider of security products and services in China with the acquisition of Lenovo’s non-telecom related IT services business in 2004. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation (“China Mobile”), China Telecommunications Corporation (“China Telecom”), China Network Communications Group Corporation (“China Netcom”), and China United Telecommunications Corporation (“China Unicom”). In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated security products and services to many small and medium sized companies in China.

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

As our telecommunications software and services business focuses on key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunications industry, combined with the Chinese government’s measures to control the over-heating of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

On July 27, 2004, we signed a definitive agreement with Lenovo Group Limited (“Lenovo”) to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $36.8 million. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo, to operate the acquired assets, along with our other enterprise information solutions assets. We also entered into a forward contract to deliver shares of our common stock having an aggregate market value of approximately $27.2 million at any time during the twelve month period following the closing date of the acquisition. On July 1, 2005, we settled the forward contract by delivering from treasury stock 4,498,130 shares of our common stock, with a fair market value of $25.2 million, and paying cash of $2.0 million to Lenovo. Upon settlement of the forward contract, Lenovo owned approximately 12% of our outstanding common stock. In 2005, the Lenovo-AsiaInfo division generated approximately $13.2 million in revenue, representing more than 14% of our total revenues for the year.

In line with our strategy to focus on our core telecommunication software solutions and security products and services businesses, during 2005 we sold our subsidiary, Han Management Consulting (China) Limited (“Han”) to Han’s management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group (“Pansky”), and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. (“Hinge”). During the fourth quarter of 2005, we strengthened our leading position in the telecom software solutions market through the strategic acquisition of the telecom operation support business group of Zheda Lande Scitech Limited. We have signed definitive documentation with respect to the acquisition of the telecom operation support business group of Shanghai Changjiang Technology Development Co., Ltd. and expect this transaction to close in the first half of 2006.

Since our acquisition of the non-telecom IT services business of Lenovo in October 2004, we have been organized as two divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services to China’s enterprise market. Each division is further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware. We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for detailed financial information regarding segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales return.

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training services.

Third party hardware revenue. Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for, and sell hardware to, our customers as part of our total solutions strategy. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

Net revenue. Although we report our revenue on a gross basis, inclusive of hardware acquisition costs, we manage our business internally based on revenues net of hardware costs, or net revenues, which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenue as against prior periods, but will not adversely impact revenue net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues to total revenues:

	Three Months Ended
	March 31, 2006			March 31, 2005			December 31, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaIno Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs
Software products and solutions revenue	$14,455	$1,622	$16,077	$11,700	$3,731	$15,431	$12,824	$(159)	$12,665
Service revenue	3,023	211	3,234	4,152	784	4,936	3,549	107	3,656
Third party hardware revenue net of hardware costs	408	1	409	313	4	317	158	17	175

Total revenues net of hardware costs	17,886	1,834	19,720	16,165	4,519	20,684	16,531	(35)	16,496
Total hardware costs	7,768	11	7,779	5,937	84	6,021	2,995	333	3,328

Total revenues	$25,654	$1,845	$27,499	$22,102	$4,603	$26,705	$19,526	$298	$19,824

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflects our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes third party hardware costs allows investors to better evaluate the performance of our core business and we have provided a reconciliation of this measure to the most directly comparable US GAAP financial measure, total revenues above.

We have evaluated the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate under US GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, bear credit risk or have the right to select suppliers.

Cost of Revenues

Please refer to Note 11 of the Notes to Condensed Consolidated Financial Statements for detailed financial information regarding segment reporting.

Software products and solutions costs. Software products and solutions costs consist primarily of three components:

•	packaging and written manual expenses for our proprietary software products and solutions;

•	compensation and travel expenses for the professionals involved in modifying, customizing or installing our software products and solutions and in providing consultation, training and support services; and

•	software license fees paid to third-party software providers for the right to sublicense their products to our customers as part of our solutions offerings as well as the amortization expenses of acquired intangible assets.

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

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, impairment of goodwill and intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, amortization expense of acquired intangible assets, as well as sales commissions and sales agency fees.

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

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 13 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended on December 31, 2005 for details of the preferential tax treatment for these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs might take effect in near future. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect the preferential tax treatments granted to FIEs in previous years.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the first quarter of 2006.

Pursuant to the rate of exchange quoted by China’s central bank, as of March 31, 2006 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB8.017.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventory allowance provisions, income taxes, goodwill and other intangible assets, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees through both direct or reseller arrangements is recorded when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when the related products are shipped and/or installed as prescribed by SOP No. 97-2, “Software Revenue Recognition. (“SOP 97-2”)”. For consulting and other professional services revenue, we recognize our service revenue as such services are performed or ratably over the contractual period and recognize the costs associated with these contracts as incurred.

We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales return. Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. If we do not have a sufficient basis to measure progress toward completion, revenue will be recognized upon completion. For contracts with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”, or VSOE. Revenue is deferred for the fair value of any undelivered elements and recognized for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met. If the only undelivered element is post-contract support (“PCS”) for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, we accrue the costs at the time the revenue is recorded.

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

Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to the Statement of Operations in the period such determination was made.

Goodwill. Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2005 and impairment losses totaling $18.9 million were recognized.

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units for the first quarter of fiscal 2006 based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three months ended March 31, 2006, we recorded $0.1 million of stock-based compensation expense and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $27.5 million in the three-month period ended March 31, 2006, representing an increase of 3% year-over-year and a 39% increase over the previous quarter. Revenues net of hardware costs were $19.7 million in the three-month period ended March 31, 2006, representing a decrease of 5% year-over-year and an increase of 20% over the previous quarter. Software revenue was $16.1 million in the three-month period ended March 31, 2006, representing an increase of 4% over the comparable period in 2005 and a 27% sequential increase. Service revenue was $3.2 million in the three-month period ended March 31, 2006, representing a decrease of 34% over the comparable period in 2005 and a 12% decrease over the previous quarter. Third party hardware revenue for the quarter was $8.2 million, a 29% increase year-over-year and a 134% increase sequentially.

The increase in gross revenues in the first quarter 2006 was mainly a combined result of the ongoing profitable growth in our core telecom business and the better than expected performance of Lenovo-AsiaInfo’s security business. The increase in third party hardware revenue further increased our revenue in the first quarter of 2006. We executed two significant contracts during the fourth quarter of 2005 with large hardware components for which revenue was realized upon delivery during the first quarter of 2006. Third party hardware revenue has been generally decreasing as we focus on our high margin software business; however, from time to time we procure third party hardware for certain projects in response to customer requests.

Lenovo-AsiaInfo contributed 7% to our gross revenues in the first quarter of 2006, including a 10% contribution to software products and solutions revenue and a 7% contribution to service revenue. Lenovo-AsiaInfo contributed 17% to our gross revenue in the year-ago period and nominally in the previous quarter.

Cost of revenues. Our cost of revenues increased 11% and 16% to $17.5 million in the first quarter of 2006, comparing to $15.8 million in the first quarter of 2005 and $15.2 million in the previous quarter, respectively. The increase was generally consistent with the increase in our gross revenues.

The cost of revenues in Lenovo-AsiaInfo segment was $1.3 million for the three-month period ended March 31, 2006, representing a decrease of 44% year-over-year mainly due to the lower revenue in the first quarter of 2006. Sequentially, the cost of revenues in Lenovo-AsiaInfo segment decreased 57% from $3.1 million in the fourth quarter of 2005 primarily due to the impact of higher inventory allowance provision recorded in the fourth quarter of 2005.

Gross profit. Our gross profit margin decreased from 41% in the same period last year to 36% in the first quarter of 2006. The decrease was largely due to the unusually high revenues from our hardware sales, which is a lower gross profit margin business. Sequentially, our gross profit margin increased substantially from 23% to 36% as we saw a better than expected performance in the Lenovo-AsiaInfo security business. The Lenovo-AsiaInfo segment contributed gross profits of $0.5 million for the three-month period ended March 31, 2006, representing a decrease of 76% year-over-year, mainly due to the lower revenue in the first quarter of 2006.

Operating expenses. Our operating expenses in the first quarter of 2006 were $10.4 million, representing an increase of 7% against the comparable period in 2005 and a sequential decrease of 69%. The large sequential decrease was mainly due to the large non-cash charge of $21.2 million for impairment of goodwill and acquired intangible assets related to Lenovo-AsiaInfo’s revenue shortfall in the fourth quarter of 2005.

Sales and marketing expenses were $4.0 million in the first quarter of 2006, representing a decrease of 11% and 25% against the comparable period in 2005 and sequentially as recurring revenues in our telecom business continued to increase, allowing us to reduce reliance on our direct sales force.

General and administrative expenses were $3.2 million in the first quarter of 2006, representing an increase of 48% against the comparable period in 2005. The increase reflects an accrual for legal fees relating to the Lenovo-AsiaInfo inquiry (please refer to Item 1A—Risk Factors on page 22 for a further discussion of the inquiry) and a $0.8 million provision for bad debts in the first quarter of 2006. This is compared to the approximately $0.4 million write back in the provision for bad debts in the year ago period.

Research and development expenses were $3.2 million in the first quarter of 2006, representing an increase of 5%, compared with the same period in 2005 and an 18% decrease compared to the previous quarter.

Net income (loss) from continuing operations. Net income from continuing operations for the first quarter was $0.4 million, or $0.01 per basic share. Net income in the year-ago period was $1.7 million, or $0.04 per basic share, while net loss was $28.1 million, or $0.61 per basic share, in the previous quarter.

Net loss from discontinued operations. We did not record a net loss from discontinued operations in the first quarter of 2006. In the year-ago period the net loss from discontinued operations was $0.4 million, or $0.01 per basic share, and in the previous quarter the net loss from discontinued operations was $11.7 million, or $0.25 per basic share. Discontinued operations refer to certain non-core businesses that we discontinued in the previous year.

Net income (loss). Net income for the first quarter was $0.4 million, or $0.01 per basic share, compared to $1.4 million, or $0.04 per basic share, for the year-ago period, and a loss of $39.8 million, or $0.86 per basic share, for the previous quarter.

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

Our net operating cash flow was $7.2 million for the first quarter of 2006. The increase was due mainly to enhanced collection efforts and more favorable payment methods for third party hardware procurement. In the first quarter of 2006, we repurchased 1,653,555 shares of our common stock at a total cost of $7.4 million.

Our accounts receivable balance at March 31, 2006 was $41.2 million, consisting of $26.8 million in billed receivables and $14.4 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding were 134 days, as compared to last quarter’s 157 days.

Our inventory position at the end of the first quarter of 2006 was approximately $5.7 million, representing a 9% increase over the last year’s $5.2 million, due to the increase in revenue for third party hardware passthrough.

As of March 31, 2006, we had total short-term credit facilities for working capital purposes totaling $40.0 million, expiring between October 2006 and January 2008, which were secured by bank deposits of $11.9 million. At March 31, 2006, unused short-term credit facilities were $34.9 million and used facilities totaled $5.1 million. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $0.5 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2006. Bank deposits pledged as security for these credit facilities totaled $12.4 million as of March 31, 2006 and are presented as restricted cash in the consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in AsiaInfo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash, short-term investments and short-term bank loans. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2006. Our exposure to interest rate changes is limited as we do not have any borrowings. We are subject to variable interest rates on our bank deposits that are short-term investments. As there are no significant market price movements, such investments are held at cost.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of March 31, 2006, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB8.017. If the exchange rate were to increase by 10% to US$1.00 = RMB8.8187, our net assets would potentially decrease by $8.1 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB7.2153, our net assets would potentially increase by $10.0 million. To reduce currency risk related to the Renminbi, we maintain a significant portion of our cash deposits in U.S. dollars, and we have used such deposits to collateralize Renminbi-denominated loans from Chinese banks.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions in the first quarter of 2006.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussions under Item 3, Part I of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. During the fiscal quarter ended March 31, 2006, we did not have any other material legal proceedings brought against us. In addition, no material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

The security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, is currently conducting an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. Based on the progress of that inquiry to date, we believe that the shortfall was, at least in part, the result of unexcused absences on the part of employees in our security division during the quarter. We are currently in the process of formulating claims to recover damages, and will provide more information as appropriate.

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

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We currently operate the restricted business through Lenovo Computer System and Technology Services Limited (“Lenovo Computer”). We intend to operate the restricted business through Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”), upon the receipt by Lenovo Security of all requisite business licenses and qualifications. Lenovo Security has obtained the Computer Information System Integration Concerning State Secrets Qualification Certificate issued by the National Administration for Protection of State Secrets.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and one of our employees and one of our directors who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2006 annual meeting of stockholders, filed with the SEC on March 15, 2006.

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

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a third notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the various SAFE notices, certain PRC residents may be required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company. The PRC resident must also amend such registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determines that these PRC residents have an obligation to register under the notices.

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

We are subject to potential liabilities and anticipate recurring costs in complying with the Sarbanes-Oxley Act.

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

Section 404 of the Act requires our management and our independent auditors to assess our internal controls over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we will incur recurring costs and expend management time and other resources necessary to comply with Section 404 and other requirements of the Act.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries.

One of our PRC subsidiaries, which was certified as a “High and New Technology Enterprises”, has enjoyed a favorable 7.5% enterprise income tax rate since 2002. In early 2006, we were unofficially notified by local tax authorities that there could be issues regarding the subsidiary’s entitlement to this preferential tax rate. These authorities have suggested that High and New Technology Enterprises might not qualify for a 7.5% preferential tax treatment. We believe that our tax return positions are justifiable, but tax authorities may formally challenge certain positions we have asserted. The tax positions we have asserted may not be fully sustained and could expose us to litigation, administrative fines and penalties and other potential liabilities if the relevant tax authorities take a position contrary to ours, and could adversely affect our operating results.

In addition, if these tax benefits to our subsidiary are no longer available, certain of our subsidiaries may be subject to enterprise income tax as a foreign investment enterprise in China at rates of 15%, which could cause a reduction in our after-tax income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2006, our Board authorized a stock repurchase program pursuant to which we may, from time to time during a ninety day period (expiring on April 11, 2006), purchase up to 4,000,000 shares of our common stock. As of April 11, 2006, we repurchased 2,095,208 shares at a cost of $9.6 million. The following table provides a breakdown of the purchases we made under the repurchase plan through April 11, 2006.

On April 25, 2006, our Board authorized an extension to our share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but made no change to the aggregate number of shares which may be repurchased under the plan.

Any common stock repurchased by us will become part of our treasury stock and may be used by us finance or execute acquisitions, equity incentive plans, or other arrangement.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 11,2006—January 31, 2006	492,940	$4.17	492,940	3,507,060
February 1, 2006—February 28, 2006	178,401	4.31	671,341	3,328,659
March 1, 2006—March 31, 2006	982,214	4.63	1,653,555	2,346,445
April 1, 2006—April 11, 2006	441,653	4.97	2,095,208	1,904,792
Total	2,095,208	4.53	2,095,208	1,904,792

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Stockholders

We held our Annual Meeting of Shareholders on April 25, 2006. For more information on the following proposals, please refer to our definitive proxy statement dated March 15, 2006, the relevant portions of which are incorporated herein by reference.

(1) Our shareholders elected each of the two nominees to our Board of Directors for a three-year term:

DIRECTOR	FOR	WITHHELD
James Ding	34,307,143	864,746
Yungang Lu	33,611,446	1,560,443

(2) Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

For	33,605,897
Against	248,524
Abstain	1,317,468

Total	35,171,889

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 9, 2006	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (3)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.4 (5)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.5 (5)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.6 (6)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.7 (3)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.8 (7)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.9 (7)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.10 (7)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.11 (7)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.13 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.14 (7)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

Exhibit Number	Description
10.15 (7)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.16 (7)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.17 (7)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.18 (8)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.19 (9)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.20 (9)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.22 (9)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.23 (9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.24 (9)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.25 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.26 (9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.27(10)	Frame Contract by and among Bing Yu, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc., and James Ding, dated January 3, 2006

10.28(10)	Equity Interest Transfer Agreement between Bing Yu and James Ding, dated January 3, 2006

10.29(10)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc., dated January 3, 2006

10.30(10)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc. dated January 3, 2006

10.31(10)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and James Ding, dated January 3, 2006

10.32(10)	Power of Attorney executed by James Ding, dated January 3, 2006

10.33(10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

10.34(10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

10.35(10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

Exhibit Number	Description
10.36 (10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

11.1	Statement regarding computation of per share earnings (included in Note 10 to the consolidated condensed financial statements in this report)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(8)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.