Form 10-Q
period 2006-06-30
ASIAINFO HOLDINGS INC
filed 2006-08-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the Registrant’s common stock as of August 7, 2006 was 42,265,184.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software products and solutions
Sales to non-related parties	$15,470	$13,287	$30,389	$24,431
Sales to related parties	1,544	2,061	2,702	6,348

Total software products and solutions	17,014	15,348	33,091	30,779

Service
Sales to non-related parties	2,023	4,740	4,578	9,215
Sales to related parties	669	388	1,348	849

Total Service	2,692	5,128	5,926	10,064

Third party hardware
Sales to non-related parties	3,750	3,113	9,809	8,579
Sales to related parties	557	378	2,686	1,250

Total third party hardware	4,307	3,491	12,495	9,829

Total revenues	24,013	23,967	51,512	50,672

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $11 and $42, amortization of acquired intangible assets of $88 and $162 for the three months ended June 30, 2006 and 2005, respectively; cost of purchases from related parties of $31 and $86, amortization of acquired intangible assets of $140 and $324 for the six months ended June 30, 2006 and 2005, respectively)	8,599	7,631	16,360	14,353
Service (including cost of purchases from related parties of $3 and $10 for the three months ended June 30, 2006 and 2005, respectively; cost of purchases from related parties of $9 and $35 for the six months ended June 30, 2006 and 2005, respectively)	2,022	2,599	4,029	5,684
Third party hardware	4,092	3,316	11,871	9,337

Total cost of revenues	14,713	13,546	32,260	29,374

Gross profit	9,300	10,421	19,252	21,298

Sales and marketing (including sales and marketing expenses of $18 and $44 to related parties, amortization of acquired intangible assets of $129 and $96 for the three months ended June 30, 2006 and 2005, respectively; sales and marketing expenses of $47 and $109 to related parties, amortization of acquired intangible assets of $230 and $192 for the six months ended June 30, 2006 and 2005, respectively)	4,233	4,181	8,254	8,683
General and administrative (including general and administrative expenses of $3 and $8 to related parties for the three months ended June 30, 2006 and 2005, respectively; general and administrative expenses of $7 and $19 to related parties for the six months ended June 30, 2006 and 2005, respectively)	1,286	2,968	4,502	5,138
Research and development (including research and development expenses of $11 and $11 to related parties for the three months ended June 30, 2006 and 2005, respectively; research and development expenses of $23 and $28 to related parties for the six months ended June 30, 2006 and 2005, respectively)	3,498	2,755	6,702	5,814

Total operating expenses	9,017	9,904	19,458	19,635

Income (loss) from operations	283	517	(206)	1,663

Other income
Interest income	1,127	810	2,095	1,618
Loss on sales of investments	—	(11)	—	(14)
Other income (expenses), net	3	—	(55)	11

Total other income, net	1,130	799	2,040	1,615

Income from continuing operations before income taxes	1,413	1,316	1,834	3,278
Income tax expense	205	146	266	388

Income from continuing operations	1,208	1,170	1,568	2,890
Income (loss) from discontinued operation, net of taxes	140	(341)	140	(691)

Net income	$1,348	$829	$1,708	$2,199

Net income from continuing operations per share:
Basic	$0.03	$0.03	$0.04	$0.07

Diluted	$0.03	$0.03	$0.04	$0.06

Net income (loss) from discontinued operations, net of tax, per share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)

Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Net income per share
Basic	$0.03	$0.02	$0.04	$0.05

Diluted	$0.03	$0.02	$0.04	$0.04

Shares used in computation:
Basic	43,941,763	42,463,868	44,693,342	43,855,764

Diluted	44,916,700	48,356,425	45,634,975	49,646,084

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US Dollars thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005(1)
ASSETS

Current Assets:
Cash and cash equivalents	$83,614	$92,176
Restricted cash	12,426	13,369
Short-term investments	42,238	43,181
Notes receivable (including notes receivable of $28 and $1,795 due from related parties as of June 30, 2006 and December 31, 2005, respectively)	365	3,551
Accounts receivable
Accounts receivable due from non-related parties (net of allowances of $3,781 and $4,106 as of June 30, 2006 and December 31, 2005, respectively)	32,428	35,364
Accounts receivable due from related parties (net of allowances of $555 and $557 as of June 30, 2006 and December 31, 2005, respectively)	8,198	5,363

Total accounts receivable	40,626	40,727

Inventories	3,783	5,211
Other receivables (including other receivables of $331 and $316 due from related parties as of June 30, 2006 and December 31, 2005, respectively)	4,434	3,647
Deferred income taxes – current	348	244
Prepaid expenses and other current assets	5,497	5,704

Total current assets	193,331	207,810

Long-term investment	1,745	1,729
Property and equipment-net	2,077	2,374
Goodwill	16,447	13,714
Other acquired intangible assets-net	3,557	1,865
Deferred income taxes	733	734

Total Assets	$217,890	$228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	5,322	1,807
Accounts payable (including accounts payable of nil and $249 due to related parties as of June 30, 2006 and December 31, 2005, respectively)	10,381	9,421
Accrued expenses	11,339	11,506
Deferred revenue (including deferred revenue of $2,271 and $2,047 from related parties as of June 30, 2006 and December 31, 2005, respectively)	14,476	18,685
Accrued employee benefits	12,235	11,849
Other payables (including other payables of $669 and $485 due to related parties as of June 30, 2006 and December 31, 2005, respectively)	5,480	4,475
Income taxes payable	342	444
Other taxes payable	2,538	2,415

Total current liabilities	62,113	60,602

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 0.01 par value; 43,202,384 and 46,920,714 shares issued as of June 30,2006 and December 31,2005, respectively; 42,903,384 and 46,144,613 shares issued and outstanding as of June 30,2006 and December 31,2005, respectively)	432	469
Additional paid-in capital	198,266	215,201
Treasury stock at cost ( 299,000 and 776,101 shares as of June 30, 2006 and December 31,2005, respectively)	(1,240)	(4,027)
Accumulated deficit	(44,679)	(46,387)
Accumulated other comprehensive income	2,998	2,368

Total stockholders’ equity	155,777	167,624

Total Liabilities and Stockholders’ Equity	$217,890	$228,226

(1)	December 31, 2005 balances were extracted from audited financial statements

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,708	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	728	827
Stock-based compensation expense	272	—
Amortization of other acquired intangible assets	370	854
Deferred income taxes	(104)	17
Gain on discontinued operations	(140)	—
Loss on disposal of property and equipment	42	20
Loss on sales of short-term investments	—	14
Change in bad debt allowance	(112)	276
Change in allowance for inventories	(104)	—
Changes in operating assets and liabilities:
Notes receivable	3,186	4,971
Accounts receivable	213	(84)
Inventories	1,532	475
Other receivables	(787)	511
Prepaid expenses and other current assets	207	(1,416)
Notes payable	3,515	(749)
Accounts payable	960	(6,758)
Accrued expenses	(167)	(366)
Deferred revenue	(4,209)	(734)
Accrued employee benefits	386	639
Other payables	(220)	349
Other taxes payable	123	612
Income taxes payable	(102)	136

Net cash provided by operating activities	7,297	1,793

Cash flows from investing activities:
Restricted cash	943	164
Decrease in short-term investments	949	14,601
Purchases of property and equipment	(316)	(1,452)
Payment for acquisitions of businesses	(4,496)	(169)
Proceeds from sales of short-term investments	—	285
Proceeds from disposal of subsidiary	161	—
Proceeds from disposal of property and equipment	21	1

Net cash provided by (used in) investing activities	(2,738)	13,430

Cash flows from financing activities:
Proceeds on exercise of stock options	312	669
Repurchase of common stock	(14,035)	(24,867)

Net cash used in financing activities	(13,723)	(24,198)

Net decrease in cash and cash equivalents	(9,164)	(8,975)
Cash and cash equivalents at beginning of period	92,176	94,156
Effect of exchange rate changes on cash and cash equivalents	602	10

Cash and cash equivalents at end of period	$83,614	$85,191

Supplemental disclosure of non-cash investing activities:
Obligations incurred for purchase of equipment	$179	$157

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In US dollars thousands, except share and per share amounts)

1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc., its subsidiaries, and consolidated variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2006, final amounts may differ from these estimates.

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

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,039 and $1,088 for the three months ended June 30, 2006 and 2005, respectively. The rebate totaled $2,105 and $2,236 for the six months ended June 30, 2006 and 2005, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable and amounted to $15,273 as of June 30, 2006 and $14,913 as of December 31, 2005, respectively, net of allowances. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in customer contracts.

As of June 30, 2006 and December 31, 2005, the balance of accounts receivable, net of allowances was $25,353 and $25,814, respectively, representing amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

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

The RMB is not fully convertible into US dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on June 30, 2006 was US$1.00=RMB7.9956. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first two quarters of fiscal year 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). During the six-month period ended June 30, 2006, the Company granted 6,200 restricted stock units. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit or option vesting term of four years. Prior to the adoption of SFAS 123R, AsiaInfo recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 11 to the Consolidated Condensed Financial Statements for further discussion on stock-based compensation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of corporate stocks, bond funds, balanced funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair market value and unrealized holding gains or losses resulting from changes in market value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. As of June 30, 2006 and December 31, 2005, all short-term investments of the Company had maturities of less than one year. The Company had no sales of short-term investments during the three-month and six-month periods ended June 30, 2006, and incurred a loss of $11 (proceeds from the sales of corporate stock of $461 with cost of $472) and $14 (proceeds from the sales of corporate stock of $484 with cost of $498) on the sales of short-term investments during the three-month and six-month periods ended June 30, 2005.

The following table provides additional information concerning the Company’s short-term investments:

	June 30, 2006		December 31, 2005
	Cost	Fair value	Cost	Fair value
Bond fund	$12,758	$12,767	$12,490	$12,504
Balanced fund	3,754	3,833	—	—
Variable rate preferred securities	25,250	25,250	30,000	30,000
Corporate stock	538	388	538	677

Total	$42,300	$42,238	$43,028	$43,181

4. NOTES RECEIVABLE

As of June 30, 2006 and December 31, 2005, the balances of notes receivable of $365 and $3,551, respectively, included bank acceptance drafts of $173 and $258, and commercial acceptance notes of $192 and $3,293, respectively, all of which are non-interest bearing and due within six months of issuance.

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,348	$829	$1,708	$2,199
Unrealized gain (loss) on available-for-sale investments - net of tax effect	42	189	(112)	(104)
Change in cumulative foreign currency translation adjustment	216	3	742	10

Comprehensive income	$1,606	$1,021	$2,338	$2,105

6. CREDIT FACILITIES

At June 30, 2006 and December 31, 2005, the Company had total short-term banking facilities for working capital purposes totaling $40,011 and $24,357 respectively, and expiring between October 2006 and January 2008. The facilities were secured by bank deposits of $11,851 and $11,762 as of June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, unused short-term credit facilities were $33,948 and $21,754, respectively. The used facilities are pledged as security for standby letters of credit and notes payable issued to hardware suppliers and customers. Additional bank deposits of $575 and $1,607 were used for issuing standby letters of credit and bank acceptance drafts at June 30, 2006 and December 31, 2005, respectively. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the consolidated condensed balance sheets) totaled $12,426 and $13,369 at June 30, 2006 and December 31, 2005, respectively.

7. ACQUISITION

(a) In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s (“Shanghai Emice”) business of call center, customer relationship management and business supporting system servicing Shanghai Mobile, for total cash consideration of $4,179, including $51 in transaction costs, of which $3,736 had been paid as of June 30, 2006. Of such consideration, the Company withheld $413 to be paid on the first anniversary of the closing date, contingent on potential indemnification claims that the Company might have against Shanghai Emice. The primary reason for this acquisition was to provide Shanghai Mobile with a complete software solution and further the Company’s strategy of expanding its high-margin telecom software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $4,179 to the assets acquired, based on their estimated fair values, as follows:

		Estimated useful life
Software	$320	1 year
Contract Backlog	5	0.6 year
Customer Relationship	1,470	5 years
Non-Compete Agreement	24	2 years
Goodwill	2,360
Total	$4,179

The fair market value of the intangible assets was determined using the “cost”, “income approach-excess earnings” and “with & without” method. In performing this purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date, May 26, 2006. The acquired goodwill is deductible for tax purposes.

(b) In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s (“Changjiang Technology”) telecom operation support business group, for total cash consideration of $610, including $47 in transaction costs, of which $297 had been paid as of June 30, 2006. Of such consideration, the Company withheld $281, payment of which is contingent on the acquired business’ net sales results (measured under US GAAP) during the 12-month period after closing. The primary reason for this acquisition was to enhance the Company’s leading telecommunication software solutions offering, and to further its strategic focus on its core business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $610 to the assets acquired, based on their estimated fair values, as follows:

		Estimated useful life
Software	$205	5 years
Customer Relationship	34	5 years
Non-Compete Agreement	3	5 years
Goodwill	368

Total	$610

The fair market value of the intangible assets was determined using the “cost”, “income approach-excess earnings” and “with & without” method. In performing this purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date, May 26, 2006. The acquired goodwill is deductible for tax purposes.

The following unaudited pro forma information summarizes the results of operations for the six months ended June 30, 2006 and 2005 of the Company, including the acquired businesses of Shanghai Emice and Changjiang Technology. This information has been prepared assuming that the acquisitions occurred as of January 1, 2006 and 2005, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Total revenue	$51,512	$50,672

Net income	1,475	1,899

Net income per share
—Basic	$0.03	$0.04

—Diluted	$0.03	$0.04

Shares used in calculation of net income per share (unaudited)
—Basic	44,693,342	43,855,764

—Diluted	45,634,975	49,646,084

The pro forma results of operations give effect to certain pro forma adjustments, including amortization of acquired intangible assets with definite lives and income tax benefits associated with the acquisition.

(c) On May 25, 2006, the Company entered into an agreement (“Agreement”) with Beijing GCTech Company Limited (“GCTech”) to acquire certain of GCTech’s assets and businesses, including telecom software contracts with China Netcom and China Telecom, as well as certain key employees, and other related assets. The acquisition base payment is $3,502 (RMB28million) and full consideration will be calculated based on a performance-related formula. The transaction closed in July 2006, and the Company made a base cash payment of $3,502 within 10 days after the closing. The contingent payment will be paid in cash and in common stock of the Company. The Company believes that the transaction furthers its strategy of expanding its high-margin telecom software solutions business.

8. GOODWILL

The changes in the carrying amount of goodwill during the six-month periods ended June 30, 2006 and 2005 were as follows:

	June 30,
	2006		2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Balance as of beginning of period	$11,747	$1,967	$11,840	$25,864
Goodwill obtained in acquisitions of businesses	2,728	—	—	—
Foreign exchange difference due to translation	5	—	—	—

Balance as of the end of the period	$14,480	$1,967	$11,840	$25,864

Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company uses a two-step impairment test to identify potential goodwill impairment and recognizes a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. The Company performs all goodwill impairment tests in the fourth quarter of each year. The last goodwill impairment tests were performed in the fourth quarter of 2005 and impairment losses totaling $18,855 were recognized. During the six-month period ended June 30, 2006, no events occurred or circumstances changed indicating the goodwill might be impaired, and the Company performed no goodwill impairment test between annual tests.

9. NOTES PAYABLE

As of June 30, 2006 and December 31, 2005, the balances of notes payable of $5,322 and $1,807, respectively, represented commercial notes of $189 and $289, and bank acceptance drafts of $5,133 and $1,518, respectively, each of which is non-interest bearing and due within six months of issuance.

10. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2006	2005
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)	(20)
Change in tax rate	—	(20)
Increase in valuation allowance	11	13
Other	(3)	4

	15%	12%

11. STOCK-BASED COMPENSATION

As of June 30, 2006, the Company has two stock-based employee compensation plans: the 2002 Stock Option Plan and the 2005 Stock Incentive Plan. Prior to January 1, 2006, the Company accounted for those plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). Accordingly, the Company recognized compensation expense only when options were granted with a discounted exercise price and when restricted stock units were granted. The compensation expense was recognized ratably over the requisite service period, which was generally the vesting period of the restricted stock units or options.

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

In December 2004, FASB issued SFAS123 (revised 2004), “Share-Based Payment” (SFAS123R). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB25. Instead, companies are required to account for such transactions using a fair-value method and recognize the compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated the results from prior periods. Under this transition method, stock-based compensation expense for the six-month period ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock units and option vesting term of four years. The Company estimated the forfeiture rate of restricted stock units for the first two quarters of fiscal year 2006 based on its historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations.

The Company did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R.

For the three-month and six-month periods ended June 30, 2006, stock-based compensation expense related to the restricted stock units and the options under SFAS 123R was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenues	$33	$66
Sales and marketing	29	58
General and administrative	55	108
Research and development	20	40

Total stock-based compensation expense	$137	$272

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied for fiscal year 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$829	$2,199
Less: Stock-based compensation determined using the fair value method, net of tax effect	(895)	(2,272)

Pro forma income	$(66)	$(73)

Basic and diluted net income per share:
Basic, as reported	$0.02	$0.05

Diluted, as reported	$0.02	$0.04

Basic and diluted net income per share:
Basic, pro forma	$(0.00)	$(0.00)

Diluted, pro forma	$(0.00)	$(0.00)

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2006	8,362,192	$6.75
Granted	—	—
Cancelled	(369,929)	7.56
Exercised	(58,587)	4.18

Outstanding, March 31, 2006	7,933,676	6.73

Granted	—	—
Cancelled	(386,978)	6.08
Exercised	(22,192)	3.03

Outstanding, June 30, 2006	7,524,506	6.77

Restricted stock units as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Restricted stock units unvested at January 1, 2006	549,500	$4.20
Granted	—	—
Vested	—	—
Forfeited	(2,300)	4.05

Restricted stock units unvested at March 31, 2006	547,200	4.20

Granted	6,200	4.33
Vested	—	—
Forfeited	(17,100)	4.05

Restricted stock units unvested at June 30, 2006	536,300	4.20

12. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (numerator)—Basic and diluted
Income from continuing operations	$1,208	$1,170	$1,568	$2,890
Income (loss) from discontinued operations, net of taxes	140	(341)	140	(691)

Net income	$1,348	$829	$1,708	$2,199

Shares (denominator)
Weighted average common stock outstanding
Basic	43,941,763	42,463,868	44,693,342	43,855,764
Dilutive effect of employee stock options and restricted stock units	974,937	1,394,427	941,633	1,292,190
Dilutive effect of forward contract	—	4,498,130	—	4,498,130

Diluted	44,916,700	48,356,425	45,634,975	49,646,084

Net income from continuing operations per share
Basic	$0.03	$0.03	$0.04	$0.07

Diluted	$0.03	$0.03	$0.04	$0.06

Net income (loss) from discontinued operations, net of tax, per share
Basic	$0.00	$(0.01)	$0.00	$(0.02)

Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Net income per share
Basic	$0.03	$0.02	$0.04	$0.05

Diluted	$0.03	$0.02	$0.04	$0.04

As of June 30, 2006 and 2005, the Company had 4,693,044 and 4,716,332 common stock options outstanding, respectively, that were excluded in the computation of diluted earnings per share (“EPS”) in these periods, as their exercise prices exceeded the average market values in such periods. These options could potentially have a dilutive effect on EPS in the future.

13. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30,
	2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$14,943	$2,071	$17,014	$12,113	$3,235	$15,348
Service	2,541	151	2,692	4,650	478	5,128
Third party hardware	3,925	382	4,307	3,480	11	3,491

Total revenue:	21,409	2,604	24,013	20,243	3,724	23,967

Cost of revenues:
Software products and solutions	6,976	1,623	8,599	5,834	1,797	7,631
Service	1,786	236	2,022	2,252	347	2,599
Third party hardware	3,729	363	4,092	3,306	10	3,316

Total cost of revenues	12,491	2,222	14,713	11,392	2,154	$13,546

Gross Profit	8,918	382	9,300	8,851	1,570	10,421

Business unit expenses:
Sales and marketing	2,736	1,497	4,233	2,361	1,820	4,181

General and administrative(1)	105	(815)	(710)	1,082	255	1,337
Research and development	3,042	456	3,498	2,256	499	2,755

Total business unit expenses	5,883	1,138	7,021	5,699	2,574	8,273

Contribution profit (loss)	$3,035	$(756)	$2,279	$3,152	$(1,004)	$2,148

	Six Months Ended June 30,
	2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$29,398	$3,693	$33,091	$23,813	$6,966	$30,779
Service	5,564	362	5,926	8,802	1,262	10,064
Third party hardware	12,101	394	12,495	9,730	99	9,829

Total revenue:	47,063	4,449	51,512	42,345	8,327	50,672

Cost of revenues:
Software products and solutions	13,773	2,587	16,360	10,819	3,534	14,353
Service	3,452	577	4,029	4,801	883	5,684
Third party hardware	11,497	374	11,871	9,243	94	9,337

Total cost of revenues	28,722	3,538	32,260	24,863	4,511	29,374

Gross Profit	18,341	911	19,252	17,482	3,816	21,298

Business unit expenses:
Sales and marketing	5,368	2,886	8,254	5,067	3,616	8,683

General and administrative(1)	455	(264)	191	929	389	1,318
Research and development	5,784	918	6,702	4,862	952	5,814

Total business unit expenses	11,607	3,540	15,147	10,858	4,957	15,815

Contribution profit (loss)	$6,734	$(2,629)	$4,105	$6,624	$(1,141)	$5,483

	As of June 30, 2006			As of December 31, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets(2)	$196,954	$20,936	$217,890	$208,058	$20,168	$228,226

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the three- and six-month periods ended June 30, 2006.
(2)	Included in total assets are net accounts receivable of $37,725 and $2,901 for AsiaInfo Technologies and Lenovo-AsiaInfo at June 30, 2006, respectively, and $37,464 and $3,263 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2005, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total contribution profit for reportable segments	$2,279	$2,148	$4,105	$5,483
Corporate general and administrative expenses	(1,996)	(1,631)	(4,311)	(3,820)
Net interest income	1,127	810	2,095	1,618
Loss from sales of investments	—	(11)	—	(14)
Other income (expense), net	3	—	(55)	11

Income before income taxes	$1,413	$1,316	$1,834	$3,278

For the three-month period ended June 30, 2006 and 2005, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of June 30, 2006 and 2005, 100% of the Company’s long-lived assets were located in the PRC.

14. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. As of June 30, 2006, Lenovo owned approximately 13 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until recently, the Vice President of China Network Communications Group Corporation (referred to as “China Netcom Group” together with its affiliates), and the Executive Officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as Executive Officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three-month periods ended June 30, 2006 and 2005, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract values of approximately $4,659 and $2,054, respectively. In the six-month periods ended June 30, 2006 and 2005, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract values of approximately $8,214 and $5,964, respectively.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three months ended June 30,
	2006			2005
	Lenovo	China Netcom Group	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$1,526	$1,526	$95	$1,966	$2,061
Service	—	669	669	2	386	388
Third party hardware	—	557	557	—	378	378

Total revenues	—	2,752	2,752	97	2,730	2,827

Purchases:
Software products and solutions	—	11	11	33	9	42
Service	—	3	3	2	8	10
Third party hardware	—	—	—	—	—	—

Total purchases	—	14	14	35	17	52

Operating expenses:
Sales and marketing	12	6	18	33	11	44
General and administrative	—	3	3	2	6	8
Research and development	1	10	11	3	8	11

Total operating expenses	$13	$19	$32	$38	$25	$63

	Six months ended June 30,
	2006			2005
	Lenovo	China Netcom Group	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$2,643	$2,643	$2,938	$3,410	$6,348
Service	—	1,348	1,348	31	818	849
Third party hardware	—	2,686	2,686	—	1,250	1,250

Total revenues	—	6,677	6,677	2,969	5,478	8,447

Purchases:
Software products and solutions	9	22	31	67	19	86
Service	—	9	9	24	11	35
Third party hardware	—	—	—	—	—	—

Total purchases	9	31	40	91	30	121

Operating expenses:
Sales and marketing	35	12	47	94	15	109
General and administrative	—	7	7	11	8	19
Research and development	3	20	23	14	14	28

Total operating expenses	$38	$39	$77	$119	$37	$156

	As of June 30, 2006			As of December 31, 2005
	Lenovo	China Netcom Group	Total	Lenovo	China Netcom Group	Total
Balances with related parties:
Notes receivable	$—	$28	$28	$—	$1,795	$1,795
Net accounts receivable	(17)	8,196	8,179	37	5,326	5,363
Other receivables	293	38	331	289	27	316
Accounts payable	—	—	—	249	—	249
Deferred revenue	409	1,862	2,271	320	1,727	2,047
Other payables	669	—	669	485	—	485

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three-month period ended June 30, 2006, the Company entered into a software solution contract with Beijing UITV valued at approximately $18. During the six-month period ended June 30, 2006, the Company entered into software solution contracts with Beijing UITV valued at approximately $62. The Company recorded $18 and $59 of software products and solutions revenue in the three-month period and six-month period ended June 30, 2006, respectively. As of June 30, 2006, the Company had an account receivable from Beijing UITV of $19.

The Company believes that all transactions with related parties were arm’s length negotiated transactions on terms that are no less favorable than terms that would have been received from an unrelated party.

15. COMMITMENTS AND CONTINGENCIES

On December 4, 2001, a securities class action case was filed against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. For purposes of case management, the Court has consolidated this case with lawsuits brought against approximately 300 other companies, all alleging similar practices by the underwriters of the companies’ IPOs.

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

16. STOCK REPURCHASE PROGRAM

Since the commencement of the original stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company was entitled to, from time to time during a ninety-day period, purchase up to 4,000,000 shares of its common stock. As of March 31, 2006, the Company repurchased 1,653,555 shares of its common stock at a total cost of $7,368 pursuant to this repurchase program. The Company purchased an additional 441,653 shares during April 2006 at a total cost of $2,195 and the stock repurchase plan expired on April 11, 2006.

On April 25, 2006, the Board of Directors authorized an extension to this share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of June 30, 2006, the Company repurchased 1,226,800 shares of its common stock at a total cost of $5,207 pursuant to the extension of this repurchase program. An additional 677,992 shares were purchased by the Company in July 2006 at a total cost of $3,016. The stock repurchase plan, as extended, was completed on July 18, 2006.

All common stock repurchased by the Company became part of its treasury stock. On June 27, 2006, the Company’s Board of Directors authorized the retirement of 3,799,109 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares of the Company. As of June 30, 2006, the Company had 43,202,384 shares of common stock issued and outstanding, after taking into account the retirement of 3,799,109 shares of treasury stock. The remaining treasury stock may be used by the Company to finance or execute acquisitions, equity incentive plans, or other arrangements.

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

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo Holdings Inc., its subsidiaries and consolidated variable interest entities.

Overview

We are a leading provider of high-quality telecom software solutions and security products and services to some of China’s largest enterprises, as well as many small and medium sized companies in China. An established leader in the Chinese telecommunications industry, we became a leading provider of security products and services in China with the acquisition of the non-telecom related IT services business of Lenovo Group Limited (“Lenovo”) in 2004. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), and China Telecommunications Corporation (“China Telecom”). In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated security products and services to many small and medium sized companies in China.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Netcom and China Telecom. Sales to China Mobile and its subsidiaries amounted to approximately 51%, 50% and 38% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 20%, 24% and 38% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 12%, 9% and 13% of our total revenues in 2005, 2004 and 2003, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 3%, 3% and 9% of our total revenues in 2005, 2004 and 2003, respectively. The sum of our top five receivable balances represented 93% and 75% of our total receivable balances as at December 31, 2005 and 2004, respectively.

As our telecommunications software and services business focuses on key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunications industry, combined with the Chinese government’s measures to control over-heating of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

On July 27, 2004, we signed a definitive agreement with Lenovo to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $36.8 million. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo, to operate the acquired assets, along with our other enterprise information solutions assets. We also entered into a forward contract to deliver shares of our common stock having an aggregate market value of approximately $27.2 million at any time during the twelve-month period following the closing date of the acquisition. On July 1, 2005, we settled the forward contract by delivering from treasury stock 4,498,130 shares of our common stock, with a fair market value of $25.2 million, and paying cash of $2.0 million to Lenovo. As of June 30, 2006, Lenovo owned approximately 13% of our outstanding common stock. In 2005, the Lenovo-AsiaInfo division generated approximately $13.2 million in revenue, representing more than 14% of our total revenues for the year.

Consistent with our strategy of focusing on our core telecommunication software solutions and security products and services businesses, during 2005 we sold our subsidiary, Han Management Consulting (China) Limited (“Han”) to Han’s management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group (“Pansky”), and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. (“Hinge”). During the fourth quarter of 2005, we strengthened our leading position in the telecom software solutions market by acquiring the telecom operation support business group of Zheda Lande Scitech Limited and Shanghai Changjiang Technology Development Co., Ltd. In May 2006, we signed two agreements to acquire certain telecom business of Shanghai Emice Information Technology Co., Ltd (“Shanghai Emice”), and Beijing GCTech Company Limited (“GCTech”), respectively. These acquisitions are consistent with our strategy of expanding our high-margin telecom software solutions business and enhancing our telecommunication software solutions offerings. For details regarding these acquisitions, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 13 of the Notes to Condensed Consolidated Financial Statements for detailed financial information regarding segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

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

	Three Months Ended
	June 30, 2006			June 30, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs
Software products and solutions revenue	$14,943	$2,071	$17,014	$12,113	$3,235	$15,348
Service revenue	2,541	151	2,692	4,650	478	5,128
Third party hardware revenue net of hardware costs	196	19	215	174	1	175

Total revenues net of hardware costs	17,680	2,241	19,921	16,937	3,714	20,651
Total hardware costs	3,729	363	4,092	3,306	10	3,316

Total revenues	$21,409	$2,604	$24,013	$20,243	$3,724	$23,967

	Six Months Ended
	June 30, 2006			June 30, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs
Software products and solutions revenue	$29,398	$3,693	$33,091	$23,813	$6,966	$30,779
Service revenue	5,564	362	5,926	8,802	1,262	10,064
Third party hardware revenue net of hardware costs	604	20	624	487	5	492

Total revenues net of hardware costs	35,566	4,075	39,641	33,102	8,233	41,335
Total hardware costs	11,497	374	11,871	9,243	94	9,337

Total revenues	$47,063	$4,449	$51,512	$42,345	$8,327	$50,672

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

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses and impairment of goodwill and intangible assets. Stock-based compensation expenses attributable to cost of revenues, sales and marketing, general and administrative, and research and development expenses are included in those line items on the face of the statement of operations.

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

The unified Chinese corporate income tax laws for domestic enterprises and FIEs may take effect in the near future. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect any preferential tax treatments granted to FIEs in previous years.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the six-month period ended June 30, 2006.

Pursuant to the rate of exchange quoted by China’s central bank, as of June 30, 2006 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB7.9956.

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

Revenue recognition. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Estimates of hardware warranty costs are included in determining project costs. On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees through both direct or reseller arrangements is recorded when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when the related products are shipped and/or installed as prescribed by SOP No. 97-2, “Software Revenue Recognition (“SOP 97-2”)”. For consulting and other professional services revenue, we recognize our service revenue as such services are performed or ratably over the contractual period and recognize the costs associated with these contracts as incurred.

We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales return. Recognized revenues and profit are subject to adjustments in current periods as the contract progresses to completion. If we do not have a sufficient basis to measure progress toward completion, revenue will be recognized upon completion. For contracts with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”, or VSOE. Revenue is deferred for the fair value of any undelivered elements and recognized for the remainder of the arrangement fee attributable to the delivered elements when the basic criteria in SOP 97-2 have been met. If the only undelivered element is post-contract support, or PCS, for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, we accrue the costs at the time the revenue is recorded.

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

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first two quarters of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three-month and six-month periods ended June 30, 2006, we recorded $0.1 and $0.3 million of stock-based compensation expense, respectively, and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $24.0 million for the three-month period ended June 30, 2006, substantially unchanged from the year ago period and down 13% sequentially. Gross revenues were $51.5 million for the six-month period ended June 30, 2006, representing an increase of 2% over the comparable period in 2005. The sequential decrease was mainly a result of a decrease in third party hardware revenue, discussed below.

Software products and solutions revenue was $17.0 million and $33.1 million, respectively, in the three-month and six-month periods ended June 30, 2006, representing increases of 11% and 8% over the comparable periods in 2005 and a 6% sequential increase. The increases in software products and solutions revenue were mainly due to the continuous growth in our core telecommunication software business, which has grown organically and through several small acquisitions. We are seeing increasing interest from our telecommunications customers in differentiating and improving their customer services. During the quarter, we deployed software solutions for telecommunications customers in areas including customer management, network support and sales management. During the second quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom ) accounted for 87% of the revenue in AsiaInfo Technologies software products and solutions revenue. Service revenue was $2.7 million and $5.9 million, respectively, in the three-month and six-month periods ended June 30, 2006, representing decreases of 48% and 41% over the comparable periods in 2005 and a 17% decrease over the previous quarter. Service revenues continued to decrease as we focused on higher-margin software solutions. Third party hardware revenue for the three-month and six-month periods ended June 30,2006 was $4.3 million and $12.5 million, respectively, a 23% and 27% increase over the comparable periods in 2005 and a 47% sequential decrease.

Lenovo-AsiaInfo contributed 11% to our gross revenues in the second quarter of 2006, including a 12% contribution to software products and solutions revenue and a 6% contribution to service revenue. Lenovo-AsiaInfo contributed 16% to our gross revenue in the year-ago period and 7% in the previous quarter.

Cost of revenues. Our cost of revenues increased 9% to $14.7 million and increased 10% to $32.3 million, respectively, in the three-month and six-month periods ended June 30, 2006, compared to $13.5 million and $29.4 million in the comparable periods of 2005. Our cost of revenue decreased 16% against the previous quarter. The sequential decrease was mainly a result of the decrease in third party hardware revenue.

Gross profit. Our gross profit margin decreased from 43% in the same period last year to 39% in the second quarter of 2006. Sequentially, our gross profit margin increased from 36% to 39%. The decrease against the year ago period was mainly due to fluctuations in third party hardware revenues and the costs associated with our recent acquisitions as in some cases we have added headcount and have yet to recognize corresponding increases in revenue.

The Lenovo-AsiaInfo segment contributed gross profits of $0.4 million and $0.9 million for the three-month and six-month periods ended June 30, 2006, respectively, representing a decrease of 76% compared to the comparable periods in 2005. This decrease is primarily the result of the significant rate of employee departures from the Lenovo-AsiaInfo division in the fourth quarter of 2005. The Lenovo-AsiaInfo division is still in the process of recovering from the impact of the employee departures.

During the second quarter, our telecommunications business posted a contribution profit, before corporate general and administrative expenses, of $3.0 million. Lenovo-AsiaInfo posted a contribution loss, before corporate general and administrative expenses, of $0.8 million, representing a $1.1 million sequential decrease.

Operating expenses. Our operating expenses in the second quarter of 2006 were $9.0 million, representing a decrease of 9% against the comparable period in 2005 and a sequential decrease of 14%. The decreases are mainly attributable to reduction in general and administrative expenses.

Sales and marketing expenses increased marginally both year-over-year and sequentially as we continued to focus our sales efforts on our security business.

General and administrative expenses were $1.3 million and $4.5 million for the three-month and six-month periods ended June 30, 2006, representing decreases of 57% and 12% over the comparable periods in 2005. The decrease in general and administrative expenses was largely due to the collection of certain long standing account receivable balances and partial reversal of the bad debt provision in our Lenovo-AsiaInfo business as this business unit continues its financial recovery. Without the impact of these two factors, general and administrative expenses for the second quarter would have been between $2.0 to $2.2 million.

Research and development expenses were $3.5 million and $6.7 million for the three-month and six-month periods ended June 30, 2006, representing increases of 27% and 15% over the comparable periods in 2005 and a 9% increase compared to the previous quarter. The increases were in line with our strategy of continuing to invest in our research and development capabilities and position AsiaInfo for future market opportunities.

Net income from continuing operations. Net income from continuing operations for the second quarter of 2006 was $1.2 million, or $0.03 per basic share. Net income in the year-ago period was $1.2 million, or $0.03 per basic share, and $0.4 million or $0.01 per basic share in the previous quarter.

Net income (loss) from discontinued operations. Net income from discontinued operations in the second quarter was US$0.1 million. In the year-ago period net loss from discontinued operations was $0.3 million, or $0.01 per basic share. The Company did not record a loss from discontinued operations in the first quarter. Discontinued operations refer to certain non-core businesses that the Company discontinued in the previous year.

Net income (loss). Net income for the second quarter of 2006 was $1.3 million, or $0.03 per basic share, compared to $0.8 million, or $0.02 per basic share, for the year-ago period, and $0.4 million, or $0.01 per basic share, for the previous quarter.

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

Our net operating cash flow was $0.1 million and $7.3 million for the three-month and six-month periods ended June 30, 2006. In the second quarter of 2006, we repurchased 1.7 million shares of our common stock at a total cost of $7.4 million.

Our accounts receivable balance at June 30, 2006 was $40.6 million, consisting of $25.3 million in billed receivables and $15.3 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding were 142 days, as compared to last quarter’s 134 days.

Our inventory position at the end of the second quarter of 2006 was approximately $3.8 million, representing a 27% decrease against the balance of $5.2 million as of December 31, 2005, due to the decrease in revenue for third party hardware pass-through.

As of June 30, 2006, we had total short-term credit facilities for working capital purposes totaling $40.0 million, expiring by January 2008, which were secured by bank deposits of $11.8 million. At June 30, 2006, unused short-term credit facilities were $33.9 million and used facilities totaled $6.1 million. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $0.6 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2006. Bank deposits pledged as security for these credit facilities totaled $12.4 million as of June 30, 2006 and are presented as restricted cash in the consolidated balance sheets.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2006. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we have not entered into any material off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2006. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of June 30, 2006, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB7.9956. If the exchange rate were to increase by 10% to US$1.00 = RMB8.7952, our net assets would potentially decrease by $8.3 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB7.1960, our net assets would potentially increase by $10.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2006.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussions under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 15, 2006. During the fiscal quarter ended June 30, 2006, we did not have any other material legal proceedings brought against us. In addition, no material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising 10 provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, adversely affecting our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

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

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are PRC citizens. Lenovo Computer currently conducts substantially all of our operations in relation to the restricted business, generates substantially all of our revenue relating to such business, and makes use of the licenses and approvals that are essential to such business. We do not currently have any equity interest in Lenovo Computer or Lenovo Security and instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2006 annual meeting of stockholders, filed with the SEC on March 15, 2006.

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

We customarily provide our customers with one to three year warranties, under which we agree to maintain installed systems at no additional cost to our customers. The maintenance services cover both hardware and our proprietary and third party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility to maintain the installed hardware and software. Our contracts often lack disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently maintain any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which in turn could materially and adversely affect us.

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

We currently have authorized the size of our Board to be not less than three or more than ten directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2007; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

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

We have entered into change of control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of a covered termination (as defined therein) which occurs within one year after a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and the provision of medical benefits and housing allowance. If a change of control occurs, and regardless of whether a covered termination takes place, the executive officers may be entitled to accelerated vesting of 50% of any outstanding unvested stock options held by the executive officer. The potential obligations to pay executive officers such severance amounts may discourage a potential acquirer from effecting a change of control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2006, our Board authorized a stock repurchase program pursuant to which we were entitled, from time to time during a ninety day period (expiring on April 11, 2006), to purchase up to 4,000,000 shares of our common stock. As of April 11, 2006, we repurchased 2,095,208 shares at a cost of $9.6 million.

On April 25, 2006, our Board authorized an extension to the share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, we purchased 1,904,792 shares at a cost of $8.2 million, pursuant to the extension of the share purchase program. The stock repurchase program and the extension were completed on July 18, 2006. The following table provides a breakdown of the purchases we made under the repurchase plan during the quarter ended June 30, 2006.

All common stock repurchased by us became part of our treasury stock.

On June 27, 2006, our Board authorized the retirement of 3,799,109 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares. As of June 30, 2006, we had 43,202,384 shares of common stock issued and outstanding, after taking into account the retirement of 3,799,109 shares of treasury stock.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2006—April 30, 2006	441,653	$4.97	2,095,208	1,904,792
May 1, 2006—May 31, 2006	88,400	4.08	2,183,608	1,816,392
June 1, 2006—June 30, 2006	1,138,400	4.26	3,322,008	677,992
Total	1,668,453	$4.44	3,322,008	677,992

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We announced the upcoming retirement of our Chief Financial Officer, Ms. Ying Han, and the approval of a CFO succession plan on July 26, 2006. Ms. Han will retire as our Chief Financial Officer by the end of 2006, and will remain with the company in the role of financial consultant. For additional information, please see our Current Report on Form 8-K filed with the SEC on July 27, 2006.

ITEM 6. EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: August 9, 2006	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description

3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (3)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.4 (5)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.5 (5)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.6 (6)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.7 (3)	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004

10.8 (7)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.9 (7)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.10 (7)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.11 (7)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.13 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.14 (7)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.15 (7)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.16 (7)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.17 (7)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.18 (8)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.19 (9)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.20 (9)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.22 (9)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.23 (9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.24	(9)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.25	(9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.26	(9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.27	(10)(11)	Frame Contract by and among Bing Yu, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc., and James Ding, dated January 3, 2006

10.28	(10)(11)	Equity Interest Transfer Agreement between Bing Yu and James Ding, dated January 3, 2006

10.29	(10)(11)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc., dated January 3, 2006

10.30	(10)(11)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc. dated January 3, 2006

10.31	(10)(11)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and James Ding, dated January 3, 2006

10.32	(10)(11)	Power of Attorney executed by James Ding, dated January 3, 2006

10.33		Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006 (filed herewith)

10.34		Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006 (filed herewith)

10.35		Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006 (filed herewith)

10.36		Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006 (filed herewith)

10.37		Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006 (filed herewith)

10.38		Power of Attorney executed by Jian Qi, dated June 2, 2006 (filed herewith)

10.39	(10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

10.40	(10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

10.41	(10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

10.42	(10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

11.1		Statement regarding computation of per share earnings (included in Note 12 to the consolidated condensed financial statements in this report)

24.1		Power of Attorney (included on signature page to this report)

31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(8)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(11)	Mr. Jian Qi acquired Mr. Ding’s shares of Lenovo Security on June 2, 2006; consequently, these agreements have been terminated and replaced by the agreements entered into by Jian Qi, which are included in Exhibits 10.33, 10.34, 10.35, 10.36, 10.37 and 10.38, filed herewith.