Form 10-Q
period 2006-09-30
ASIAINFO HOLDINGS INC
filed 2006-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of the Registrant’s common stock as of November 6, 2006 was 42,794,760.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Software products and solutions
Sales to non-related parties	$20,055	$13,193	$50,444	$37,624
Sales to related parties	—	1,790	2,702	8,138

Total software products and solutions	20,055	14,983	53,146	45,762

Service
Sales to non-related parties	4,106	4,358	8,684	13,573
Sales to related parties	—	538	1,348	1,387

Total Service	4,106	4,896	10,032	14,960

Third party hardware
Sales to non-related parties	4,503	3,257	14,312	11,836
Sales to related parties	—	268	2,686	1,518
Total third party hardware	4,503	3,525	16,998	13,354

Total revenues	28,664	23,404	80,176	74,076

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $1 and $10, amortization of acquired intangible assets of $190 and $162 for the three months ended September 30, 2006 and 2005, respectively; cost of purchases from related parties of $32 and $96, amortization of acquired intangible assets of $330 and $486 for the nine months ended September 30, 2006 and 2005, respectively)	9,669	6,943	26,029	21,296
Service (including cost of purchases from related parties of nil and $14 for the three months ended September 30, 2006 and 2005, respectively; cost of purchases from related parties of $9 and $49 for the nine months ended September 30, 2006 and 2005, respectively)	2,542	2,173	6,571	7,857
Third party hardware	4,278	3,348	16,149	12,685

Total cost of revenues	16,489	12,464	48,749	41,838

Gross profit	12,175	10,940	31,427	32,238

Sales and marketing (including sales and marketing expenses of $108 and $79 to related parties, amortization of acquired intangible assets of $371 and $96 for the three months ended September 30, 2006 and 2005, respectively; sales and marketing expenses of $155 and $188 to related parties, amortization of acquired intangible assets of $601 and $288 for the nine months ended September 30, 2006 and 2005, respectively)	5,657	4,857	13,911	13,540
General and administrative (including general and administrative expenses of nil and $8 to related parties for the three months ended September 30, 2006 and 2005, respectively; general and administrative expenses of $7 and $27 to related parties for the nine months ended September 30, 2006 and 2005, respectively)	1,533	2,212	6,035	7,350
Research and development (including research and development expenses of $1 and $9 to related parties for the three months ended September 30, 2006 and 2005, respectively; research and development expenses of $24 and $37 to related parties for the nine months ended September 30, 2006 and 2005, respectively)	3,816	3,085	10,518	8,899

Total operating expenses	11,006	10,154	30,464	29,789

Income from operations	1,169	786	963	2,449

Other income
Interest income	1,054	747	3,149	2,365
Gain (loss) on sales of investments	—	11	—	(3)
Other income (expenses), net	(21)	36	(76)	47

Total other income, net	1,033	794	3,073	2,409

Income from continuing operations before income taxes	2,202	1,580	4,036	4,858
Income tax expense	198	75	464	463

Income from continuing operations	2,004	1,505	3,572	4,395
Income (loss) from discontinued operation, net of taxes	—	(1,078)	140	(1,769)

Net income	$2,004	$427	$3,712	$2,626

Net income from continuing operations per share:
Basic	$0.05	$0.03	$0.08	$0.10

Diluted	$0.05	$0.03	$0.08	$0.10

Net loss from discontinued operations per share:
Basic	$0.00	$(0.02)	$0.00	$(0.04)

Diluted	$0.00	$(0.02)	$0.00	$(0.04)

Net income per share
Basic	$0.05	$0.01	$0.08	$0.06

Diluted	$0.05	$0.01	$0.08	$0.06

Shares used in computation:
Basic	42,331,045	46,042,854	43,897,256	44,592,807

Diluted	42,837,799	47,413,803	44,693,929	45,911,250

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US dollars thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005(1)
ASSETS
Current Assets:
Cash and cash equivalents	$72,095	$92,176
Restricted cash	12,728	13,369
Short-term investments	47,460	43,181
Notes receivable (including notes receivable of nil and $1,795 due from related parties as of September 30, 2006 and December 31, 2005, respectively)	954	3,551
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $3,466 and $4,106 as of September 30, 2006 and December 31, 2005, respectively)	46,814	35,364
Accounts receivable due from related parties (net of allowances of $491 and $557 as of September 30, 2006 and December 31, 2005, respectively)	45	5,363

Total accounts receivable	46,859	40,727

Inventories	5,236	5,211
Other receivables (including other receivables of $296 and $316 due from related parties as of September 30, 2006 and December 31, 2005, respectively)	6,181	3,647
Deferred income taxes – current	353	244
Prepaid expenses and other current assets	4,928	5,704

Total current assets	196,794	207,810

Long-term investment	1,765	1,729
Property and equipment-net	1,911	2,374
Goodwill	17,888	13,714
Other acquired intangible assets-net	5,209	1,865
Deferred income taxes – non-current	733	734

Total Assets	$224,300	$228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	4,608	1,807
Accounts payable (including accounts payable of nil and $249 due to related parties as of September 30, 2006 and December 31, 2005, respectively)	12,187	9,421
Accrued expenses	11,690	11,506
Deferred revenue (including deferred revenue of $315 and $2,047 from related parties as of September 30, 2006 and December 31, 2005, respectively)	16,747	18,685
Accrued employee benefits	13,700	11,849
Other payables (including other payables of $686 and $485 due to related parties as of September 30, 2006 and December 31, 2005, respectively)	5,691	4,475
Income taxes payable	417	444
Other taxes payable	2,771	2,415

Total current liabilities	67,811	60,602

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, 100,000,000 shares authorized; $0.01 par value; 42,789,142 and 46,920,714 shares issued as of September 30, 2006 and December 31, 2005, respectively; 42,789,142 and 46,144,613 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	428	469
Additional paid-in capital	194,791	215,201
Treasury stock at cost ( nil and 776,101 shares as of September 30, 2006 and December 31,2005, respectively)	0	(4,027)
Accumulated deficit	(42,675)	(46,387)
Accumulated other comprehensive income	3,945	2,368

Total stockholders’ equity	156,489	167,624
Total Liabilities and Stockholders’ Equity	$224,300	$228,226

(1)	December 31, 2005 balances were extracted from audited financial statements

See notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US Dollars thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,712	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,149	1,408
Stock-based compensation expense	410	3
Amortization of other acquired intangible assets	931	1,255
Deferred income taxes	(109)	153
Gain on discontinued operations	(140)	—
Loss on disposal of property and equipment	52	21
Loss on sales of short-term investments	—	3
Change in bad debt allowance	(491)	321
Change in allowance for inventories	(61)	(5)
Changes in operating assets and liabilities:
Notes receivable	2,597	3,617
Accounts receivable	(5,641)	5,401
Inventories	36	975
Other receivables	(1,929)	(10)
Prepaid expenses and other current assets	776	(1,506)
Notes payable	2,801	(3,296)
Accounts payable	2,766	(4,020)
Accrued expenses	184	(1,765)
Deferred revenue	(1,938)	474
Accrued employee benefits	1,851	3,057
Other payables	872	(375)
Other taxes payable	356	77
Income taxes payable	(27)	60

Net cash provided by operating activities	8,157	8,474

Cash flows from investing activities:
Decrease in restricted cash	641	125
Decrease (increase) in short-term investments	(3,920)	2,214
Purchases of property and equipment	(657)	(2,136)
Payment for acquisitions	(8,169)	(2,266)
Proceeds from sales of short-term investments	—	1,074
Proceeds from disposal of subsidiary	161	—
Proceeds from disposal of property and equipment	22	1

Net cash used in investing activities	(11,922)	(988)

Cash flows from financing activities:
Proceeds on exercise of stock options	346	1,818
Repurchase of common stock	(17,786)	(26,414)

Net cash used in financing activities	(17,440)	(24,596)

Net decrease in cash and cash equivalents	(21,205)	(17,110)
Cash and cash equivalents at beginning of period	92,176	94,156
Effect of exchange rate changes on cash and cash equivalents	1,124	1,950
Cash and cash equivalents at end of period	$72,095	$78,996

Supplemental disclosure of non-cash investing activities:
Obligations incurred for purchase of equipment	$103	$173

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2006, final amounts may differ from these estimates.

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

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,164 and $1,095 for the three months ended September 30, 2006 and 2005, respectively. The rebate totaled $3,269 and $3,331 for the nine months ended September 30, 2006 and 2005, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable and amounted to $19,256 as of September 30, 2006 and $14,913 as of December 31, 2005, respectively, net of allowances. Billings in excess of revenues recognized are recorded as deferred revenue and amounted to $16,747 as of September 30, 2006 and $18,685 as of December 31, 2005. Billings are rendered based on agreed milestones included in customer contracts.

As of September 30, 2006 and December 31, 2005, the balance of accounts receivable, net of allowances was $27,603 and $25,814, respectively, representing amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

AsiaInfo Holdings, Inc. uses the United States dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not fully convertible into US dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on September 30, 2006 was US$1.00=RMB7.9087. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). During the nine-month period ended September 30, 2006, the Company granted 6,200 restricted stock units. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit or option vesting term of four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 11 to the Consolidated Condensed Financial Statements for further discussion on stock-based compensation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company is currently evaluating whether the adoption of SFAS158 will have a material effect on its consolidated financial position, results of operations or cash flows.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale and consist principally of corporate stocks, bond funds, balanced funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair market value and unrealized holding gains or losses resulting from changes in market value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. As of September 30, 2006 and December 31, 2005, all short-term investments, except corporate stocks, of the Company had maturities of less than one year. The Company had no sales of short-term investments during the three-month and nine-month periods ended September 30, 2006, and incurred a gain of $11 (proceeds from the sales of corporate stock of $593 with cost of $582) and a loss of $3 (proceeds from the sales of corporate stock of $1,074 with cost of $1,077) on the sales of short-term investments during the three- and nine-month periods ended September 30, 2005.

The following table provides additional information concerning the Company’s short-term investments:

	September 30, 2006		December 31, 2005
	Cost	Fair Value	Cost	Fair Value
Bond fund	$19,313	$19,336	$12,490	$12,504
Balanced fund	3,796	4,014	—	—
Variable rate preferred securities	23,775	23,775	30,000	30,000
Corporate stock	538	335	538	677

Total	$47,422	$47,460	$43,028	$43,181

4. NOTES RECEIVABLE

As of September 30, 2006 and December 31, 2005, the balances of notes receivable of $954 and $3,551, respectively, included bank acceptance drafts of $174 and $258, and commercial acceptance notes of $780 and $3,293, respectively, all of which are non-interest bearing and due within six months of issuance.

5. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,004	$427	$3,712	$2,626
Unrealized gain (loss) on available-for-sale investments - net of tax effect	104	290	(8)	186
Change in cumulative foreign currency translation adjustment	843	1,990	1,585	2,000

Comprehensive income	$2,951	$2,707	$5,289	$4,812

6. CREDIT FACILITIES

At September 30, 2006 and December 31, 2005, the Company had total short-term banking facilities for working capital purposes totaling $40,231 and $24,357 respectively. The banking facilities as of September 30, 2006 expire between October 2006 and January 2008. The facilities were secured by bank deposits of $11,942 and $11,762 as of September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, unused short-term credit facilities were $35,069 and $21,754, respectively. The used facilities are pledged as security for standby letters of credit and notes payable issued to hardware suppliers and customers. Additional bank deposits of $786 and $1,607 were used for issuing standby letters of credit and bank acceptance drafts at September 30, 2006 and December 31, 2005, respectively. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the consolidated condensed balance sheets) totaled $12,728 and $13,369 at September 30, 2006 and December 31, 2005, respectively.

7. ACQUISITION

(a) In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s (“Shanghai Emice”) business of call centers, customer relationship management and business support systems servicing Shanghai Mobile, for total cash consideration of $4,179, including $51 in transaction costs. Of such consideration, the Company withheld $413 to be paid on the first anniversary of the closing date, contingent on potential indemnification claims that the Company might have against Shanghai Emice. The primary reason for this acquisition was to provide Shanghai Mobile with a complete software solution and further the Company’s strategy of expanding its high-margin telecom software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the initial purchase price of $4,179 to the assets acquired, based on their estimated fair values, as follows:

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

(b) In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s (“Changjiang Technology”) telecom operation support business group, for total cash consideration of $610, including $47 in transaction costs. Of such consideration, the Company withheld $281, payment of which is contingent on the acquired business’ net sales results (measured under US GAAP) during the 12-month period after closing. The primary reason for this acquisition was to enhance the Company’s leading telecommunication software solutions offering, and to further its strategic focus on its core business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the initial purchase price of $610 to the assets acquired, based on their estimated fair values, as follows:

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

(c) In July 2006, the Company acquired certain assets and businesses of Beijing GCTech Company Limited (“GCTech”), including telecom software contracts with China Netcom and China Telecom, as well as certain key employees, and other related assets, for total cash consideration of $3,596, including $56 in transaction costs, of which $3,563 had been paid as of September 30, 2006. GCTech is also entitled to two additional earn-out payments, contingent on the future performance, in next one or two years from the closing date. The contingent payment will be paid in cash and in common stock of the Company. The Company believes that the acquisition furthers its strategy of expanding its high-margin telecom software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the initial purchase price of $3,596 to the assets acquired, based on estimated fair values, as follows:

		Estimated useful life
Software – BSS/OSS	$485	5.5 years
Software – Fee Collection	97	4.5 years
Software – VAS	307	4.5 years
Software – Others	19	1.5 years
Contract Backlog	644	1 year
Customer Relationship	544	5.0 years
Non-Compete Agreement	94	4.5 years
Goodwill	1,406

Total	$3,596

Goodwill will be adjusted if the initial purchase price is increased upon resolution of the contingent consideration above. The fair market value of the intangible assets was determined using the “cost”, “income approach-excess earnings” and “with & without” method. In performing this purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date, July 1, 2006. The acquired goodwill is deductible for tax purposes.

The following unaudited pro forma information summarizes the results of operations for the Company, including the acquired businesses of Shanghai Emice, Changjiang Technology and GCTech. This information has been prepared assuming that the acquisitions occurred as of January 1, 2006 and 2005, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2,006	2,005	2,006	2,005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue	$28,664	$24,591	$83,518	$77,637

Net income	2,004	170	3,482	2,008

Net income per share
—Basic	$0.05	$0.00	$0.08	$0.05

—Diluted	$0.05	$0.00	$0.08	$0.04

Shares used in calculation of net income per share (unaudited)
—Basic	42,331,045	46,042,854	43,897,256	44,592,807

—Diluted	42,837,799	47,413,803	44,693,929	45,911,250

The pro forma results of operations give effect to certain pro forma adjustments, including amortization of acquired intangible assets with definite lives and income tax benefits associated with the acquisition.

8. GOODWILL

The changes in the carrying amount of goodwill during the nine-month periods ended September 30, 2006 and 2005 were as follows:

	September 30,
	2006		2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Balance as of beginning of period	$12,332	$1,382	$11,840	$25,864
Goodwill obtained in acquisitions of businesses	4,134	—	—	—
Foreign exchange difference due to translation	40	—	—	—

Balance as of the end of the period	$16,506	$1,382	$11,840	$25,864

Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company uses a two-step impairment test to identify potential goodwill impairment and recognizes a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. The Company performs annual goodwill impairment tests in the fourth quarter of each year. The last goodwill impairment tests were performed in the fourth quarter of 2005 and impairment losses totaling $18,855 were recognized. During the nine-month period ended September 30, 2006, no events occurred or circumstances changed indicating the goodwill might be impaired, and the Company performed no goodwill impairment test between annual tests.

9. NOTES PAYABLE

As of September 30, 2006 and December 31, 2005, the balances of notes payable of $4,608 and $1,807, respectively, represented commercial notes of $275 and $289, and bank acceptance drafts of $4,333 and $1,518, respectively, each of which is non-interest bearing and due within six months of issuance.

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

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2006	2005
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(29)	(30)
Change in tax rate	(2)	(34)
(Decrease) increase in valuation allowance	(9)	14
Other	17	25

	12%	10%

11. STOCK-BASED COMPENSATION

As of September 30, 2006, the Company has two stock-based employee compensation plans: the 2002 Stock Option Plan and the 2005 Stock Incentive Plan. As of September 30, 2006, 4,500,000 shares were authorized for issuance under 2002 Stock Option Plan. Shares as to which an option is granted under the 2002 Stock Option Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Under 2005 Stock Incentive Plan, the number of shares authorized for issuance is (a) 600,000 shares plus (b) any authorized shares of Common Stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan (the “Prior Plan”), or that thereafter become available for issuance under the Prior Plan in accordance with its terms.

Prior to January 1, 2006, the Company accounted for those plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Accordingly, the Company recognized compensation expense only when options were granted with a discounted exercise price and when restricted stock units were granted. The compensation expense was recognized ratably over the requisite service period, which was generally the vesting period of the restricted stock units or options.

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

In December 2004, FASB issued SFAS123 (revised 2004), “Share-Based Payment” (“SFAS123R”). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB25. Instead, companies are required to account for such transactions using a fair-value method and recognize the compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated the results from prior periods. Under this transition method, stock-based compensation expense for the nine-month period ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock units and option vesting term of four years. The Company estimated the forfeiture rate of restricted stock units for the first three quarters of fiscal year 2006 based on its historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations.

For the three- and nine-month periods ended September 30, 2006, stock-based compensation expense related to the restricted stock units and the options under SFAS 123R was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenues	$33	$99
Sales and marketing	30	88
General and administrative	55	163
Research and development	20	60

Total stock-based compensation expense	$138	$410

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FASB Statement 123 had been applied for fiscal year 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$427	$2,626
Less: Stock-based compensation determined using the fair value method, net of tax effect	(766)	(3,171)

Pro forma loss	$(339)	$(545)

Basic and diluted net income per share:
Basic, as reported	$0.01	$0.06

Diluted, as reported	$0.01	$0.06

Basic and diluted net loss per share:
Basic, pro forma	$(0.01)	$(0.01)

Diluted, pro forma	$(0.01)	$(0.01)

Option activity in the Company’s stock option plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2006	8,362,192	$6.75
Granted	—	—
Cancelled	(369,929)	7.56
Exercised	(58,587)	4.18

Outstanding, March 31, 2006	7,933,676	6.73

Granted	—	—
Cancelled	(386,978)	6.08
Exercised	(22,192)	3.03

Outstanding, June 30, 2006	7,524,506	6.77

Granted	—	—
Cancelled	(529,703)	7.91
Exercised	(563,750)	1.13

Outstanding, September 30, 2006	6,431,053	7.17

Restricted stock units as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Restricted stock units unvested at January 1, 2006	549,500	$4.20
Granted	—	—
Vested	—	—
Forfeited	(2,300)	4.05

Restricted stock units unvested at March 31, 2006	547,200	4.20

Granted	6,200	4.33
Vested	—	—
Forfeited	(17,100)	4.05

Restricted stock units unvested at June 30, 2006	536,300	4.20

Granted	—	—
Vested	—	—
Forfeited	(7,100)	4.05

Restricted stock units unvested at September 30, 2006	529,200	4.21

12. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (numerator)—Basic and diluted
Income from continuing operations	$2,004	$1,505	$3,572	$4,395
Income (loss) from discontinued operations, net of taxes		(1,078)	140	(1,769)

Net income	$2,004	$427	$3,712	$2,626

Shares (denominator)
Weighted average common stock outstanding
Basic	42,331,045	46,042,854	43,897,256	44,592,807
Dilutive effect of employee stock options and restricted stock units	506,754	1,370,949	796,673	1,318,443

Diluted	42,837,799	47,413,803	44,693,929	45,911,250

Net income from continuing operations per share
Basic	$0.05	$0.03	$0.08	$0.10

Diluted	$0.05	$0.03	$0.08	$0.10

Net income (loss) from discontinued operations, net of tax, per share
Basic	$0.00	$(0.02)	$0.00	$(0.04)

Diluted	$0.00	$(0.02)	$0.00	$(0.04)

Net income per share
Basic	$0.05	$0.01	$0.08	$0.06

Diluted	$0.05	$0.01	$0.08	$0.06

As of September 30, 2006 and 2005, the Company had 4,228,004 and 4,041,038 common stock options outstanding, respectively, that were excluded in the computation of diluted earnings per share (“EPS”) in these periods, as their exercise prices exceeded the average market values in such periods. These options could potentially have a dilutive effect on EPS in the future.

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

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended Sep 30,
	2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:

Software products and solutions	$16,577	$3,478	$20,055	$11,996	$2,987	$14,983
Service	3,855	251	4,106	4,053	843	4,896
Third party hardware	4,481	22	4,503	2,788	737	3,525

Total revenue:	24,913	3,751	28,664	18,837	4,567	23,404

Cost of revenues:
Software products and solutions	7,812	1,857	9,669	5,372	1,571	6,943
Service	2,228	314	2,542	1,601	572	2,173
Third party hardware	4,257	21	4,278	2,647	701	3,348

Total cost of revenues	14,297	2,192	16,489	9,620	2,844	$12,464

Gross Profit	10,616	1,559	12,175	9,217	1,723	10,940

Business unit expenses:
Sales and marketing	4,035	1,622	5,657	2,993	1,864	4,857
General and administrative(1)	—	(259)	(259)	(123)	407	284
Research and development	3,317	499	3,816	2,736	349	3,085

Total business unit expenses	7,352	1,862	9,214	5,606	2,620	8,226

Contribution profit (loss)	$3,264	$(303)	$2,961	$3,611	$(897)	$2,714

	Nine Months Ended September 30,
	2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:

Software products and solutions	$45,975	$7,171	$53,146	$35,809	$9,953	$45,762
Service	9,419	613	10,032	12,854	2,106	14,960
Third party hardware	16,582	416	16,998	12,517	837	13,354

Total revenue:	71,976	8,200	80,176	61,180	12,896	74,076

Cost of revenues:
Software products and solutions	21,585	4,444	26,029	15,866	5,430	21,296
Service	5,680	891	6,571	6,402	1,455	7,857
Third party hardware	15,754	395	16,149	11,889	796	12,685

Total cost of revenues	43,019	5,730	48,749	34,157	7,681	$41,838

Gross Profit	28,957	2,470	31,427	27,023	5,215	32,238

Business unit expenses:
Sales and marketing	9,403	4,508	13,911	7,831	5,709	13,540
General and administrative(1)	455	(523)	(68)	805	796	1,601
Research and development	9,101	1,417	10,518	7,597	1,302	8,899

Total business unit expenses	18,959	5,402	24,361	16,233	7,807	24,040

Contribution profit (loss)	$9,998	$(2,932)	$7,066	$10,790	$(2,592)	$8,198

	As of September 30, 2006			As of December 31, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$201,542	$22,758	$224,300	$208,058	$20,168	$228,226

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the three- and nine-month periods ended September 30, 2006.
(2)	Included in total assets are net accounts receivable of $43,255 and $3,604 for AsiaInfo Technologies and Lenovo-AsiaInfo at September 30, 2006, respectively, and $37,464 and $3,263 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2005, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total contribution profit for reportable segments	$2,961	$2,714	$7,066	$8,198
Corporate general and administrative expenses	(1,792)	(1,928)	(6,103)	(5,749)
Net interest income	1,054	747	3,149	2,365
Gain from sales of investments	—	11	—	(3)
Other income (expense), net	(21)	36	(76)	47

Income before income taxes	$2,202	$1,580	$4,036	$4,858

For the three-month and nine-month periods ended September 30, 2006 and 2005, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of September 30, 2006 and 2005, 100% of the Company’s long-lived assets were located in the PRC.

14. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. As of September 30, 2006, Lenovo owned approximately 13 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the six-month period ended June 30, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $8,214. In the nine-month period ended September 30, 2005, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $8,937.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three months ended September 30,
	2006	2005
	Lenovo	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$1,790	$1,790
Service	—	—	538	538
Third party hardware	—	—	268	268

Total revenues	—	—	2,596	2,596

Purchases:
Software products and solutions	1	5	5	10
Service	—	1	13	14
Third party hardware	—	—	—	—

Total purchases	1	6	18	24

Operating expenses:
Sales and marketing	108	69	10	79
General and administrative	—	4	4	8
Research and development	1	2	7	9

Total operating expenses	$109	$75	$21	$96

	Nine months ended September 30,
	2006			2005
	Lenovo	China Netcom Group(1)	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$2,643	$2,643	$2,938	$5,200	$8,138
Service	—	1,348	1,348	31	1,356	1,387
Third party hardware	—	2,686	2,686	—	1,518	1,518

Total revenues	—	6,677	6,677	2,969	8,074	11,043

Purchases:
Software products and solutions	10	22	32	72	24	96
Service	—	9	9	25	24	49
Third party hardware	—	—	—	—	—	—

Total purchases	10	31	41	97	48	145

Operating expenses:
Sales and marketing	143	12	155	163	25	188
General and administrative	—	7	7	15	12	27
Research and development	4	20	24	16	21	37

Total operating expenses	$147	$39	$186	$194	$58	$252

(1)	China Netcom Group ceased to be a related party of the Company upon Edward Tian’s resignation in May 2006 from executive officer positions with China Network Communications Group Corporation, China Netcom Hong Kong and China Netcom Limited. Therefore, the summary of related party transactions with China Netcom Group during the nine-month period ended September 30, 2006 includes only the transactions with China Netcom Group which were entered into during the six-month period ended June 30, 2006.

	As of September 30, 2006	As of December 31, 2005
	Lenovo	Lenovo	China Netcom Group	Total
Balances with related parties:
Notes receivable	$—	$—	$1,795	$1,795
Net accounts receivable	45	37	5,326	5,363
Other receivables	296	289	27	316
Accounts payable	—	249	—	249
Deferred revenue	315	320	1,727	2,047
Other payables	686	485	—	485

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three-month period ended September 30, 2006, the Company did not enter into any software solutions contracts with Beijing UITV. During the nine-month period ended September 30, 2006, the Company entered into software solutions contracts with Beijing UITV valued at approximately $62. The Company recorded nil and $59 of software products and solutions revenue in the three- and nine-month periods ended September 30, 2006, respectively. As of September 30, 2006, the Company had no account receivable from Beijing UITV.

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

16. STOCK REPURCHASE PROGRAM

Since the commencement of the Company’s original stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period, to purchase up to 4,000,000 shares of its common stock. As of March 31, 2006, the Company repurchased 1,653,555 shares of its common stock at a total cost of $7,368 pursuant to this repurchase program. The Company purchased an additional 441,653 shares during April 2006 at a total cost of $2,195 and the stock repurchase plan expired on April 11, 2006.

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

All common stock repurchased by the Company became part of its treasury stock. On June 27, 2006 and September 29, 2006, the Company’s Board of Directors authorized the retirement of 3,799,109 and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares of the Company. As of September 30, 2006, the Company had 42,789,142 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of that date, the Company had no remaining treasury stock.

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

On July 27, 2004, we signed a definitive agreement with Lenovo to acquire its non-telecommunications related information technology services business in a transaction valued at approximately $36.8 million. On October 19, 2004, we completed the closing of this acquisition and formed a new division, Lenovo-AsiaInfo, to operate the acquired assets, along with our other enterprise information solutions assets. We also entered into a forward contract to deliver shares of our common stock having an aggregate market value of approximately $27.2 million at any time during the twelve-month period following the closing date of the acquisition. On July 1, 2005, we settled the forward contract by delivering from treasury stock 4,498,130 shares of our common stock, with a fair market value of $25.2 million, and paying cash of $2.0 million to Lenovo. As of September 30, 2006, Lenovo owned approximately 13% of our outstanding common stock. In 2005, the Lenovo-AsiaInfo division generated approximately $13.2 million in revenue, representing more than 14% of our total revenues for the year.

Consistent with our strategy of focusing on our core telecommunication software solutions and security products and services businesses, during 2005 we sold our subsidiary, Han Management Consulting (China) Limited (“Han”) to Han’s management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group (“Pansky”), and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. (“Hinge”). During the fourth quarter of 2005, we strengthened our leading position in the telecom software solutions market by acquiring the telecom operation support business group of Zheda Lande Scitech Limited and Shanghai Changjiang Technology Development Co., Ltd. In May 2006, we signed two agreements to acquire certain telecom businesses of Shanghai Emice Information Technology Co., Ltd (“Shanghai Emice”) and Beijing GCTech Company Limited (“GCTech”), respectively. These acquisitions are consistent with our strategy of expanding our high-margin telecom software solutions business and enhancing our telecommunication software solutions offerings. For details regarding these acquisitions, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in this report.

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

	Three Months Ended
	September 30, 2006			September 30, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs
Software products and solutions revenue	$16,577	$3,478	$20,055	$11,996	$2,987	$14,983
Service revenue	3,855	251	4,106	4,053	843	4,896
Third party hardware revenue net of hardware costs	224	1	225	141	36	177

Total revenues net of hardware costs	20,656	3,730	24,386	16,190	3,866	20,056
Total hardware costs	4,257	21	4,278	2,647	701	3,348

Total revenues	$24,913	$3,751	$28,664	$18,837	$4,567	$23,404

	Nine Months Ended
	September 30, 2006			September 30, 2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs
Software products and solutions revenue	$45,975	$7,171	$53,146	$35,809	$9,953	$45,762
Service revenue	9,419	613	10,032	12,854	2,106	14,960
Third party hardware revenue net of hardware costs	828	21	849	628	41	669

Total revenues net of hardware costs	56,222	7,805	64,027	49,291	12,100	61,391
Total hardware costs	15,754	395	16,149	11,889	796	12,685

Total revenues	$71,976	$8,200	$80,176	$61,180	$12,896	$74,076

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflects our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes third party hardware costs allows investors to better evaluate the performance of our core business and we have provided a reconciliation of this measure to the most directly comparable US GAAP financial measure, total revenues, above.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the nine-month period ended September 30, 2006.

Pursuant to the rate of exchange quoted by China’s central bank, as of September 30, 2006 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB7.9087.

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

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first three quarters of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three-month and nine-month periods ended September 30, 2006, we recorded $0.1 and $0.4 million of stock-based compensation expense, respectively, and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $28.7 million for the three-month period ended September 30, 2006, 22% higher than the year ago period and up 19% sequentially. Gross revenues were $80.2 million for the nine-month period ended September 30, 2006, representing an increase of 8% over the comparable period in 2005. The overall increases in gross revenues are largely the result of increases in software products and solutions revenues described below.

Software products and solutions revenue was $20.1 million and $53.1 million, respectively, for the three-month and nine-month periods ended September 30, 2006, representing increases of 34% and 16% over the comparable periods in 2005 and a 18% sequential increase. The increases in software products and solutions revenue were mainly due to the continuous growth in our telecommunication software business, which has grown organically and through several small acquisitions. We are seeing increasing interest from our telecommunications customers in differentiating and improving their customer services. During the third quarter, we deployed software solutions for telecommunications customers in areas including customer management, network support and sales management. Third quarter telecom software products and solutions revenue rose 38% year-over-year and 11% sequentially as telecom customers upgraded and expanded their BOSS capabilities and invested in more sophisticated technology. During the third quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for 83% of software products and solutions revenue in our AsiaInfo Technologies division. Service revenue was $4.1 million and $10.0 million, respectively, in the three-month and nine-month periods ended September 30, 2006, representing decreases of 16% and 33% against the comparable periods in 2005 and a 53% increase over the previous quarter. The sequential increase was primarily due to revenues from a maintenance contract with China Unicom. Third party hardware revenue for the three-month and nine-month periods ended September 30, 2006 was $4.5 million and $17.0 million, respectively, 28% and 27% increases over the comparable periods in 2005 and a 5% sequential increase. Third party hardware revenue has been generally decreasing in the past several years as we have increasingly focused on our software product and solutions business; however, from time to time we offer hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed 13% to our gross revenues in the third quarter of 2006, including a 17% contribution to software products and solutions revenue and a 6% contribution to service revenue. Lenovo-AsiaInfo contributed 20% to our gross revenue in the year-ago period and 11% in the previous quarter.

Cost of revenues. Our cost of revenues increased 32% to $16.5 million and increased 17% to $48.7 million, respectively, in the three-month and nine-month periods ended September 30, 2006, compared to $12.5 million and $41.8 million in the comparable periods of 2005. Our cost of revenue increased 12% over the previous quarter. The increases were in line with our increases in gross revenue.

Gross profit. Our gross profit margin decreased from 47% in the same period last year to 42% in the third quarter of 2006. The decrease against the year-ago period was mainly due to fluctuations in third party hardware revenues and the increase in our headcount as we prepare to capitalize on future market opportunities. Sequentially, our gross profit margin increased from 39% to 42%, which reflected the improving operating results of our Lenovo-AsiaInfo division.

During the third quarter, our telecommunications business posted a contribution profit, before corporate general and administrative expenses, of $3.3 million, decreasing by 10% over the same period last year and increasing 8% sequentially. The year-over-year decrease was largely due to the increases in sales and marketing expenses and R&D expenses discussed below while the sequential increase was largely due to the increase in gross profit. Lenovo-AsiaInfo posted a contribution loss, before corporate general and administrative expenses, of $0.3 million, representing a $0.5 million sequential improvement from the contribution loss in the previous quarter as the business unit continued to recover.

Operating expenses. Our operating expenses in the third quarter of 2006 were $11.0 million, representing a decrease of 8% over the comparable period in 2005 and a sequential increase of 22%. The year-over-year decrease was mainly attributable to reduction in general and administrative expenses, while the sequential increase was primarily due to increased sales and marketing expenses discussed below.

Sales and marketing expenses were $5.7 million and $13.9 million for the three-month and nine-month periods ended September 30, 2006, representing increases of 16% and 3% over the comparable periods in 2005 and a 34% sequential increase. The increases were mainly due to increased sales commissions relating to a higher volume of sales orders in the third quarter, as well as heightened marketing activities.

General and administrative expenses were $1.5 million and $6.0 million for the three-month and nine-month periods ended September 30, 2006, representing decreases of 31% and 18% over the comparable periods in 2005. Total direct general and administrative expenses for our business units decreased, as a result of lower overheads in our Lenovo-AsiaInfo business unit and changes in the provision for doubtful debts. Corporate general and administrative expenses decreased both year-over-year and sequentially as a result of the increasing efficiency of our internal administrative processes.

Research and development expenses were $3.8 million and $10.5 million for the three-month and nine-month periods ended September 30, 2006, representing increases of 24% and 18% over the comparable periods in 2005 and a 9% increase compared to the previous quarter. The increases were in line with our strategy of continuing to invest in our research and development capabilities and position AsiaInfo for future market opportunities.

Net income from continuing operations. Net income from continuing operations for the third quarter of 2006 was $2.0 million, or $0.05 per basic share. Net income in the year-ago period was $1.5 million or $0.03 per basic share, and $1.2 million or $0.03 per basic share in the previous quarter.

Net income (loss) from discontinued operations. There was no income or loss from discontinued operations in the third quarter. In the year-ago period net loss from discontinued operations was $1.1 million, or $0.02 per basic share. The Company recorded a gain from discontinued operations of $0.1million in the previous quarter. Discontinued operations refer to certain non-core businesses that the Company discontinued in previous periods.

Net income (loss). Net income for the third quarter of 2006 was $2.0 million, or $0.05 per basic share, compared to $0.4 million, or $0.01 per basic share, for the year-ago period, and $1.3 million, or $0.03 per basic share, for the previous quarter.

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

Our net cash provided by operating activities for the nine-month period ended September 30, 2006 was $8.2 million. This was primarily attributable to our net income of $3.7 million, adjusted by net non-cash related expenses of $1.8 million, and a net increase in the components of our working capital of $2.7 million.

Our accounts receivable balance at September 30, 2006 was $46.9 million, consisting of $27.6 million in billed receivables and $19.3 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding at September 30, 2006 were 147 days, as compared to last quarter’s 142 days.

Our inventory position at the end of the third quarter of 2006 was approximately $5.2 million, which was approximately the same as it was on December 31, 2005. Sequentially, it increased by US$1.1 million from US$4.1 million as of June 30, 2006. The sequential increase was mainly due to increased raw material and finished goods in our Lenovo-AsiaInfo business unit.

Our net cash used in investing activities for the nine-month period ended September 30, 2006 was $11.9 million. This was primarily due to the increase in short-term investments of $3.9 million, payment for acquisitions of $8.1 million, and purchase of property and equipment of $0.7 million. This was partially offset by a decrease of restricted cash of $0.6 million.

Our net cash used in financing activities for the nine-month period ended September 30, 2006 was $17.4 million. This was primarily due to repurchases of our common stock of $17.7 million, offset by proceeds generated by the exercise of stock options of $0.3 million.

As of September 30, 2006, we had total short-term credit facilities for working capital purposes totaling $40.2 million, expiring by January 2008, which were secured by bank deposits of $11.9 million. At September 30, 2006, unused short-term credit facilities were $35.1 million and used facilities totaled $5.1 million. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $0.8 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2006. Bank deposits pledged as security for these credit facilities totaled $12.7 million as of September 30, 2006 and are presented as restricted cash in the consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we have not entered into any material off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We are currently evaluating whether the adoption of SFAS158 will have a material effect on its consolidated financial position, results of operations or cash flows.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2006. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of September 30, 2006, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB7.9087. If the exchange rate were to increase by 10% to US$1.00 = RMB8.6996, our net assets would potentially decrease by $8.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB7.1178, our net assets would potentially increase by $10.6 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2006.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussions under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 15, 2006. During the fiscal quarter ended September 30, 2006, we did not have any other material legal proceedings brought against us. In addition, no material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

PRC laws and regulations currently prohibit foreign-invested companies from engaging in systems integration businesses involving state secrets, which is part of the IT services business we acquired from Lenovo in 2004. PRC laws and regulations also restrict certain foreign invested companies from participating in the value-added telecommunications services (“VATS”) business, which we are exploring the possibility of entering. Substantial uncertainties exist with respect to our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS, due to uncertainties regarding the interpretation and application of current and future PRC laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, also referred to as “restricted businesses”.

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We currently operate the restricted business through Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”) and Lenovo Computer System and Technology Services Limited (“Lenovo Computer”). When we acquired the restricted business, we had intended to operate the restricted business through Lenovo Security upon the receipt by Lenovo Security of all requisite business licenses and qualifications. Lenovo Security has obtained most of requisite business licenses and qualifications, such as the Computer Information System Integration Concerning State Secrets Qualification Certificate issued by the National Administration for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted the substantial majority of our operations in relation to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

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

We believe that our tax return positions are justifiable, but tax authorities might challenge certain positions we have asserted. For instance, one of our PRC subsidiaries, which was certified as a “High and New Technology Enterprises”, has enjoyed a favorable 7.5% enterprise income tax rate since 2002. In early 2006, we were unofficially notified by local tax authorities that there could be issues regarding the subsidiary’s entitlement to this preferential tax rate. These authorities have suggested that High and New Technology Enterprises might not qualify for a 7.5% preferential tax treatment. We have addressed the issue with the tax authorities and they have unofficially withdrawn their notification and continue to let us enjoy the 7.5% tax rate for 2005 and 2006 year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2006, our Board authorized a stock repurchase program pursuant to which we were entitled, from time to time during a ninety day period (expiring on April 11, 2006), to purchase up to 4,000,000 shares of our common stock. As of April 11, 2006, we had repurchased 2,095,208 shares at a cost of $9.6 million.

On April 25, 2006, our Board authorized an extension to the share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, we purchased 1,904,792 shares at a cost of $8.2 million, pursuant to the extension of the share purchase program. The stock repurchase program and the extension were completed on July 18, 2006. The following table provides a breakdown of the purchases we made under the repurchase plan during the quarter ended September 30, 2006.

All common stock we repurchased became part of our treasury stock. On June 27, 2006 and September 29, 2006, our Board of Directors authorized the retirement of 3,799,109 and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares. As of September 30, 2006, we had 42,789,142 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of that date, we had no remaining treasury stock.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2006—July 31, 2006	677,992	$4.45	4,000,000	—

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

AsiaInfo Holdings, Inc.

Date: November 9, 2006	By:	/s/ Ying Han
	Name:	Ying Han
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (3)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.4 (5)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.5 (5)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.6 (6)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.7 (3)	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004

10.8 (7)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.9 (7)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.10 (7)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.11 (7)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.13 (7)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.14 (7)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.15 (7)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.16 (7)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.17 (7)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.18 (8)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.19 (9)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.20 (9)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.22 (9)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.23 (9)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.24 (9)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.25 (9)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.26 (9)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.27 (10)	Frame Contract by and among Bing Yu, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc., and James Ding, dated January 3, 2006

10.28 (10)	Equity Interest Transfer Agreement between Bing Yu and James Ding, dated January 3, 2006

10.29 (10)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc., dated January 3, 2006

10.30 (10)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., James Ding and Lenovo Security Technologies (Beijing), Inc. dated January 3, 2006

10.31 (10)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and James Ding, dated January 3, 2006

10.32 (10)	Power of Attorney executed by James Ding, dated January 3, 2006

10.33 (11)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.34 (11)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.35 (11)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.36 (11)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.37 (11)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.38 (11)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.39 (10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

10.40 (10)	Employment Contract between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

10.41 (10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation)*

10.42 (10)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Ying Han, dated January 1, 2006 (English Translation)*

11.1	Statement regarding computation of per share earnings (included in Note 12 to the consolidated condensed financial statements in this report)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(8)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(10)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.