Form 10-K
period 2006-12-31
ASIAINFO HOLDINGS INC
filed 2007-03-14
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Beijing 100086, China

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code +8610 8216 6688

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $189,451,016.04.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 43,779,801 at March 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, the Exchange Act. When used in this discussion, the words “believes”, “anticipates”, “may”, “will”, “should”, “expects”, “plans”, “estimates”, “predicts”, “potential”, “continue”, “intends” or the negative of these and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially are the factors discussed below under Item 1A, “Risk Factors”.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc., its subsidiaries and consolidated variable interest entities.

PART I

ITEM 1. Business

Overview

We are a leading provider of high-quality telecom software solutions and information technology (IT) security products and services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China Telecommunications Corporation, or China Telecom, China Network Communications Group Corporation, or China Netcom Group, and China United Telecommunications Corporation, or China Unicom.

In the fourth quarter of 2004, we acquired the non-telecommunications-related IT services division of China’s largest PC manufacturer, Lenovo Group Limited, or Lenovo, in a transaction valued at approximately $36.8 million. In connection with the acquisition, we formed a new division of our company, named Lenovo-AsiaInfo, to focus on the non-telecommunications IT services market in China. Subsequently, we disposed of various non-core business lines from the Lenovo-AsiaInfo division, which now focuses on the IT security products and service market, targeting mainly small to medium sized enterprises in China.

Our operations are organized into two divisions: AsiaInfo Technologies and Lenovo-AsiaInfo. For the year ended December 31, 2006, approximately 92% of our total revenue was contributed by AsiaInfo Technologies, while the remaining revenue was contributed by Lenovo-AsiaInfo. AsiaInfo Technologies encompasses our traditional telecommunications business and provides software solutions to China’s telecommunications operators. Products and services in this division cover network infrastructure services, including network design, implementation, operation and optimization, customer management and billing solutions, decision support systems, and service applications such as messaging, broadband, wireless and other advanced applications. Lenovo-AsiaInfo mainly provides IT security products and services tailored for small to medium size companies, focusing on the firewall and virtual private network, or VPN, sectors. Lenovo-AsiaInfo’s IT security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities.

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

After moving our operations to China, we designed and implemented most of the nation’s major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included the high performance, highly fault tolerant software that we continue to develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of China’s market. Because these software products, along with our network integration services, have a broad range of applications for our customers’ businesses, including their fixed-line, wireless and Internet services, our business has grown from that of a pure Internet infrastructure developer to that of a total communications infrastructure software and services provider.

We have also expanded our business in China through various acquisitions. We significantly broadened our presence in the operation support systems (OSS) market in February 2002 through the acquisition of Bonson Information Technology Holding Limited. In 2004, we significantly increased our presence in the IT security services and solutions market through our acquisition of Lenovo’s IT services business. During the fourth quarter of 2005, we strengthened our leading position in the telecom software solutions market by acquiring the telecom operation support business group of Zheda Lande Scitech Limited and Shanghai Changjiang Technology Development Co., Ltd. In May 2006, we signed agreements to acquire certain telecom businesses of Shanghai Emice Information Technology Co., Ltd., or Shanghai Emice, and Beijing GCTech Company Limited, or GCTech, respectively. These acquisitions are consistent with our strategy of expanding our core telecom software solutions business and enhancing our telecommunication software solutions offerings. In December 2006, we signed an agreement with Fidelity National Information Services, Inc., or Fidelity, to sell certain assets comprising our financial services IT solutions business. The sale of this business is part of our on-going strategy to divest operations that are not part of our core telecommunications software and security products and services business.

Our Corporate Structure

Although our operations are currently organized as two divisions, AsiaInfo Technologies and Lenovo-AsiaInfo, our business is conducted through a number of different operating subsidiaries, most of which are organized under PRC laws and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses we acquired from Lenovo through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of the IT security business we acquired as part of Lenovo’s IT services business are subject to these restrictions on foreign investment. Accordingly, in order to comply with these laws and regulations, we have entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted business. Under accounting principles generally accepted in the United States of America, or U.S. GAAP, Lenovo Computer and Lenovo Security are considered “variable interest entities” and are consolidated in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, although we own none of the outstanding equity interests in either of those companies.

In addition to Lenovo Computer and Lenovo Security, we established another variable interest entity in June 2004 for the purpose of exploring opportunities to engage in the value-added telecommunications services business in the PRC. PRC regulations restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these regulations, we entered into various contractual arrangements with certain individuals to set up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. Further information on the contractual arrangements through which we operate Lenovo Computer and Lenovo Security is set forth in the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement with respect to our 2007 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (SEC) on or about the date of this report. For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of Computer Information Security Products and Services—Foreign Ownership Restrictions and License Requirements.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security, Lenovo Computer and Star VATS, please see the discussion in Item 1A of this Report, “Risk Factors”.

The following diagram illustrates the current organizational structure of our company and our material operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operation.

(1)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees, but controlled by our subsidiary, AsiaInfo Technologies (China), Inc., through a series of contractual arrangements.
(2)	Lenovo Computer System and Technology Services Limited is a domestic Chinese company owned by subsidiaries of Lenovo Group Limited, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.

(3)	Lenovo Security Technologies (Beijing), Inc. is a domestic Chinese company owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo Group Limited, and two of our employees, but controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.

Industry Background

We operate in China’s telecom software and IT security products and services industry. As substantial proportions of our revenues have been, and are expected to continue to be, derived from customers in China’s telecommunications industry, we believe that developments in China’s telecommunications industry have significant implications for our business. In addition, we believe that developments in China’s IT security market have significant implications to our Lenovo-AsiaInfo division, which focuses on that market. The following discussion addresses developments in the telecommunications market and the IT security market in China.

Telecommunications Market

Approximately 92% of our total revenues were derived from the telecommunications sector in 2006, and we expect a significant portion of our total revenues to be derived from the telecommunications sector in 2007. According to CLSA’s recent report on China Telecoms Sector Outlook, the number of China’s fixed-line phone subscribers increased by 5% to 368 million and the number of wireless phone users increased by approximately 17% to 461 million in 2006. Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which GDP reached RMB20,941 billion in 2006, according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Compound Annual Growth Rate
	2003	2004	2005	2006	(2003-2006)
China’s GDP (RMB billion)	13,582	15,988	18,387	20,941	16%
Fixed-line Telephone
Access lines in service (in millions)	263	312	350	368	12%
Penetration rate	20%	24%	27%	28%	12%
Wireless Telephone
Subscribers (in millions)	269	335	393	461	20%
Penetration rate	21%	25%	30%	35%	19%
Internet
Users (in millions)	80	95	111	137	20%
Penetration rate	6%	7%	8%	10%	19%

Source: National Statistical Bureau of China; CLSA Asia-Pacific Markets

We believe the growth of China’s telecommunications market has great potential for our business. According to Pacific Crest Securities, an independent investment bank focused exclusively on technology, Chinese telecom operators’ capital expenditures, excluding third generation mobile networks, or 3G, could rise 6% in 2007. Channel checks indicate that Chinese telecom operators are planning to spend approximately $29 billion on capital investment in 2007, excluding potential 3G investments. According to The International Data Corporation, or IDC, a global market intelligence firm, the telecom IT solutions market was estimated to be approximately $1 billion in 2006 and will reach $1.73 billion by 2010, with a 2005 – 2010 compound annual growth rate of 14%.

According to IDC, though the market share of Business Intelligence (BI) was a mere 6.1% in 2005, it was the fastest-growing segment in China’s telecommunications market, IDC predicts that by 2010, the BI market will reach $119 million, with a 2005 – 2010 compound annual growth rate calculated at 18% as operators make operational management a top priority.

During 2006 we launched upgrades and extensions to our flagship Business and Operation Support Systems (BOSS) and BI systems to enable telecom carriers to analyze and manage their user data in real time. Today, AsiaInfo’s BI systems support more than 150 million users and over 500 terabytes of data in China. With an expanded subscriber base in China, telecommunications operators are rolling out new data service offerings in areas such as music downloads, entertainment, wireless application protocol and mobile media. We are seeing opportunities to develop billing systems that support these new applications and business models. Looking to 2007 and beyond, we expect to see increased spending by telecommunications carriers for advanced operation system, billing and customer relationship manager, or CRM, solutions to increase their market competitiveness.

IT Security Market

Through our Lenovo-AsiaInfo division, we provide IT security products and services to small and medium size enterprises in China.

IDC predicts that China’s IT security product and service markets will grow at a compound growth rate of 28.3% and 30.7%, respectively between 2005 and 2009. During the same period of time, the entire Chinese IT market is expected to grow at a compound annual growth rate of 14.2%. Despite increasing competition in the IT security product and security service sectors, we believe that profit margins have reached relatively high levels throughout the industry. Sales distributors have become a critical success factor in these markets. Some local competitors have moved from a direct-to-end-user sales distribution strategy to sales via distributors.

Market Opportunities

We believe that the principal market opportunities presented for our business include the following:

Telecommunications software solution market. We are a leading provider of business support system/operating support systems, or BSS/OSS, which help telecommunications carriers improve their customer relations and operating efficiency. We believe that well-developed BSS and OSS systems for customer relations management will continue to be a key investment focus for telecommunications carriers in China. AsiaInfo’s leading BSS/OSS and BI solutions have continued to be a key differentiator for us in this area, allowing us to increase telecom software revenue by 32% year over year in 2006. With respect to China Mobile, a key player in the telecommunications market, we expanded our working relationship to 27 of China Mobile’s 31 subsidiaries. We also signed breakthrough contracts with Zhejiang Telecom and Shanxi Netcom, expanded existing relationships with Tibet and Yunan Mobile, and made strategic acquisitions in Shanghai and Beijing that increased our market share with China Telecom, China Netcom and Shanghai Mobile.

The restructurings of China Telecom and China Netcom and the development of value-added services have resulted in new requirements for the installation of sophisticated functions on those networks. In particular, the Chinese telecom industry has seen significant controversy over 3G. Communication equipment manufacturers and fixed network operators without mobile licenses are urging the government to issue 3G licenses. According to IDC, while the timing of issuance of 3G licenses is still difficult to predict, it is expected to boost market growth, especially for billing solutions.

IT security products and services market. IDC estimates that the market for IT security products in China will expand rapidly at a compound annual growth rate of 21% between 2006 and 2009. This forecast suggests that network security is becoming a more important concern for many Chinese companies. Our IT security offerings continue to be highly regarded in the market, with our strong sales network and development teams under highly qualified leadership. In 2006, our IT security business division recovered to performance levels more closely aligned with our expectations. Approximately 8% of our total revenue was generated from Lenovo-AsiaInfo. We are optimistic that this business will make further progress toward realizing its full potential over the next several years.

Our Strategy

Our goal is to provide high quality telecom software products and IT security products and services that help our customers achieve sustainable development. The key aspects of our strategy include the following:

Strengthening our leading position in China’s telecommunications market. We hold a leading position in the market for BSS/OSS systems and solutions, which we believe are important for the future development of China’s telecommunications operators. During 2006, we further strengthened our leading position in the telecom software solutions market through strategic acquisitions. As the market for telecom software solutions in China continues to expand, we remain on the lookout for attractively priced acquisitions that can be easily integrated into our existing operations and which will contribute to the expansion of our market share.

Addressing the security products and services market. Our strategy for the Lenovo-AsiaInfo division is to strengthen its market position in the IT security products and services market in China and explore cross-marketing opportunities with AsiaInfo’s existing customer base in the telecommunications market.

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

Customer-centric and cost-effective project management capability. Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserving customer loyalty. As such, we remain in close contact with our customers in order to meet their needs and demands during the course of our projects. Through experience and over time, we have developed a unique project management system to achieve maximum customer satisfaction in a cost- effective manner. We believe our effective project management system distinguishes us from our competitors in China.

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

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of BSS/OSS to China’s telecommunications operators. Our core BSS/OSS offerings include customer relationship management (CRM) systems, billing solutions and decision support systems. We have constructed BSS systems for nine of China Mobile’s 31 provincial subsidiaries and have developed one of the largest telecommunications CRM and billing systems in the world for Zhejiang Mobile. Our specific BSS/OSS product suites include the following:

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

•

OpenCRM Product Suite. OpenCRM is a leading CRM solution suite launched by AsiaInfo for Chinese telecommunications operators. OpenCRM is an efficient system for operators to improve customer service quality, enhance customer satisfaction and build strong customer relationships.

•

OpenBI Product Suite. The core of AsiaInfo’s BI solution, OpenBI, is a carrier-class operating analysis and decision support system platform. With embedded technology such as data warehousing, online analytical process and data mining, OpenBI enables carriers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions.

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

In 2006, the demand for AsiaInfo’s leading operational systems and CRM solutions continued to rise as carriers continued to attempt to differentiate their services, win customers and boost profitability in an increasingly competitive market. For example, during the fourth quarter we constructed new business support systems for Hubei and Shanxi Unicom. We also upgraded Beijing Mobile’s operational CRM system to unify and improve its sales and marketing processes.

We have also been seeing opportunities to develop billing systems that support new applications and business models. With the expansion of China’s mobile user base and the advent of 3G technology, we expect operators to roll out new data service offerings in areas such as music download, entertainment, wireless application protocol (WAP) and mobile media. AsiaInfo is in a unique position to benefit from these trends. In fact, during the fourth quarter we signed an agreement to build a content billing system at China Mobile’s headquarters that will provide higher flexibility in handling data and value added services.

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

Service Application Solutions

We design and provide a series of applications software for Internet access, Internet Protocol (IP) telephony and virtual private networks (VPN) that enable the provision of commercial services to end-users. These applications often involve licensed third-party software that we customize or integrate with our proprietary software to provide individualized solutions. Specific products include:

•

AsiaInfo Mail Center (“AIMC”). AIMC, our flagship online messaging software, is carrier-scale messaging software designed to support electronic mail systems for the full range of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The WAP and short messaging system, or SMS, functions allow end-users to access emails at any time with a mobile connection.

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

•

AsiaInfo Internet Short Messaging Gateway (“AIISMG”). AIISMG is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single-point access and provincial roaming within China. AIISMG supports multi-protocols to transport short messages between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), code division multiple access, or CDMA, personal handy phone system, or PHS, and 3G networks.

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

IT Security products. Firewalls provide protection against unwanted intrusion while enabling the flow of approved network traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost-effective manner. Our security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security applications are designed to maximize security and performance while using less physical space than competing products. Our security applications can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communication. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include the Power V series and the Super V series firewalls, which are designed to meet the throughput requirements of companies of all sizes.

IT Security services

In addition to our IT security products, we also offer various IT security services, including:

•	Security consulting services, including security architecture and policy design;

•	Security implementation services, including comprehensive integration and support service;

•	Security management services, including risk assessment, vulnerability assessment and penetration testing; and

•	Training services, including CISP (certified information security professional) training, and customized training on security products.

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

•

IT Security products and services. We price our security products based on the functionalities and number of Internet connections. Our services are priced based on the estimated amount of time required to complete the assignment or on an annual basis.

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

Our OpenBilling solution is a flexible, expandable, and scalable operation support platform with multi-tier architecture. As a modularized software product, it has the following technical features:

•	an architecture adaptable to various compatible commercial middleware;

•	a unified rating engine providing flexible pricing mechanisms;

•	dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time;

•	memory database technologies allowing high performance for rating and billing activities; and

•	a real time accounting system satisfying more sophisticated business requirements.

Our OpenCRM solution has the following technical features:

•	a hierarchical structure, with flexibility for transverse development;

•	open architecture, to secure Enterprise Application Integration (EAI) capability; and

•	various security technologies, including back-up, monitoring, auditing, and emergency reporting.

Our OpenBI solution uses data-warehousing technology, offering decision support and subject domain analysis services. It has the following technical features:

•	a seamless integration capability with various database platforms, multidimensional analysis engines, data mining engines, and foreground presentation tools; and

•	a loose coupling design to facilitate both independent operation of each module and the integration of modules by interface;

Our OpenPRM software has three layers: the access layer, service layer, and data layer. The multi-tier design technology provides flexibility, scalability, and high performance. To facilitate the flexible configuration and integration with other systems, the following technologies are employed:

•

a Workflow Management System (WFMS) performs execution and monitoring by breaking down work activities into well-defined tasks, roles, rules and processes to improve efficiency, allowing operators to reconfigure their business process to improve service quality and flexibility; and

•	bus-oriented architecture and communications crossing application systems, allowing centralized and integrated connection among various modules.

Our OpenXpert software has the following technical features:

•	a high function internal formulate engine that detects the root cause of network failures, and predicts which business and applications are likely to be affected; and

•	integrated classification and authentication technology, to control different access and user authority for network management personnel at different levels.

AsiaInfo Mail Center (AIMC) has the following technical features:

•	a flexible design that allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users;

•	the ability to scale both horizontally and vertically, which allows rapid expansion; and

•	clustering technology that is highly fault tolerant.

AsiaInfo Net Disk (AIND) is designed to facilitate on-line file management by means of a web browser. It is capable of providing access authentication to the net hard disk, meaning that access is restricted to authorized persons. AIND is an independent software that does not rely on other software but can be linked to standard database programs.

AsiaInfo Internet Short Messaging Gateway (AIISMG) has the following technical features:

•	mainstream development tools based on UNIX platform;

•	multi-task and multi-thread concurrent processing;

•	full parameter tuning systems;

•	high expandability facilitated by modularized and distributed architecture; and

•	high system stability facilitated by disk array and system redundance.

Our firewall product has the following technical features:

•	on-Chip-SRAM to ensure high-speed access of processor chips to data;

•	multiple IP streaming classification, parallel streaming, security module component technology and hardware-based fast search algorithm to achieve multi-engine parallel wire-speed filtering;

•	advanced system architecture and complete anti-attack module to rewrite TCP/IP kernel and add artificial intelligence mechanism to automatically adapt to network situation;

•	identification and filter of upcoming DoS/DDoS attack through monitoring and analysis of data stream and identification of DoS/DDoS transport stream structure; and

•	Lenovo Firewall Redundant Protocol to monitor the firewall service

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

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We upgrade our existing software products to enhance scalability and performance and provide added features and functions. Approximately 87% of our 2006 research and development expenses were spent by the AsiaInfo Technologies division while the remaining 13% was dedicated to the Lenovo-AsiaInfo division.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools.

In addition to developing upgrades to our flagship BOSS and BI systems, we are also developing initiatives that will help to drive revenue growth in the future, such as Value Added Services and business management systems. For example, we have been developing a new telecom solution called Business Application Management, or BAM. This system is designed to provide telecom operators with real time analysis of key business metrics across the network, including analysis of Minutes of Usage and revenue flow. We have had success with China Mobile in trials of this innovative technology and we hope to sign contracts relating to this technology in 2007.

Customers

Our customers currently consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, China Netcom Group and China Telecom. For the year ended December 31, 2006, China Mobile accounted for approximately 61% of our total revenues. We recently expanded our business relationship with two subsidiaries of China Mobile, Yunnan Mobile and Tibet Mobile. We are now working with 27 of China Mobile’s 31 subsidiaries. Of our total revenues for the year ended December 31, 2006, China Unicom accounted for approximately 14%, China Netcom Group accounted for 12% and China Telecom accounted for approximately 5%. We also gained a new customer, Shanxi Netcom, in the fourth quarter, to develop their BI system. Historically, our business has been impacted by various state-mandated restructurings of China’s telecommunications carriers. Any future restructurings in the telecommunications industry may result in the delay or cancellation of telecommunications-related capital expenditures, which would likely have an adverse effect on our business.

Through the development of our Lenovo-AsiaInfo business unit, we have gained exposure to customers outside of our traditional telecommunications base. The following discussion describes our primary customers in the telecommunications market, as well as the type of enterprise customers we are targeting in the non-telecommunications market.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 301 million wireless voice service subscribers as of December 31, 2006, and provincial subsidiaries throughout China responsible for local networks. China Mobile’s GSM network covers all of China’s cities and 99% of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator, providing services to over 127 million mobile customers through its GSM network and its second generation, or 2G, CDMA network. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. As of December 31, 2006, China Unicom had 142 million mobile service subscribers.

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

China Telecom. China Telecom was formed as a company limited by shares on September 10, 2002. Its controlling shareholder is China Telecommunications Corporation, a state-owned enterprise, which owns 70.89% of China Telecom’s issued shares. In 2002, the company completed its corporate restructuring and global initial public offering with its H shares listed on the Hong Kong Stock Exchange and ADRs listed on the New York Stock Exchange. China Telecom is a leading provider of fixed-line telecommunications, servicing 20 provinces, autonomous regions and municipalities of China.

Customers in the IT Security Products and Services Market

In response to the increasing demand for IT security products and services from small to medium enterprises as well as various governmental departments, Lenovo-AsiaInfo has focused on providing sophisticated IT security products and services tailored to China’s environment. No customer accounted for more than 10% of our consolidated revenues in the Lenovo-AsiaInfo division in 2006. Our targeted customers include small to medium sized organizations that use Internet protocol enabled information systems. Our customers represent a broad spectrum of organizations across diverse sectors, including financial services, technology, government and education.

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

For Lenovo-AsiaInfo, our division addressing the IT security products and services market, our sales force is mainly organized by different business divisions, focusing on information security solutions. In addition to the headquarters in Beijing, there are also direct sales personnel in regional offices in various provinces. Sales of our security products and services are made via both our direct sales team and a large number of sales distributors (of which we have over 200) which cover the entire country.

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

We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, at the time Star VATS was established, the contractual arrangements among us, Star VATS and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Star VATS, please see the discussion below in Item 1A, “Risk Factors”.

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

Regulation of Systems Integration Involving State Secrets

In 2001, the State Secrecy Bureau of China promulgated a special rule, known as the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. These Measures also provide that a company must obtain a Qualification Certificate for Computer Information System Integration Involving State Secrets in order to carry on such business.

Regulation of Commercial Encryption Businesses

The Commercial Encryption Administrative Regulation, issued in 1999, is the principal regulation governing the commercial encryption business in China. “Commercial encryption” refers to encryption technologies and encryption products utilized for encryption protection or security authentication of information that is not related to state secrets. The Commercial Encryption Administrative Regulation also provides that encryption technology itself is a state secret; therefore, commercial encryption technology is also regulated by the provisions of the Management Measures for Qualification of Computer Information Systems Integration Involving State Secrets. As a result, foreign persons or foreign-invested enterprises are prohibited from engaging in any commercial encryption business. In addition, research, production, sale and use of encryption products in China are controlled by the National Encryption Administration Committee on behalf of the PRC government.

In December of 2005, the State Secrecy Bureau promulgated three new regulations, which provided additional administrative measures relating to the production and sale of commercial encryption products and scientific research on commercial encryption. All of these measures became effective on January 1, 2006. According to these new measures, production and sale of commercial encryption products may only be undertaken by companies that are designated by the Encryption Administration Committee. A company producing or conducting research on commercial encryption products needs to apply for certification as a designated commercial encryption product production enterprise or research enterprise. A company selling commercial encryption products must obtain a Commercial Encryption Product Sales Permit for selling such products. A company holding such sales permit shall not sell any commercial encryption products that are developed or produced outside of China.

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

We currently operate the restricted businesses through Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, and Lenovo Computer System and Technology Services Limited, or Lenovo Computer. When we acquired the restricted business in 2004, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Pending Lenovo Security’s receipt of the requisite business licenses and qualifications, Lenovo Computer has operated the information security solutions business in accordance with the related contractual arrangements between Lenovo and AsiaInfo. Lenovo Security has now obtained most of the requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business. Lenovo Computer continues to perform certain previously executed contracts involving the restricted business.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Security or in Lenovo Computer, but instead enjoy the economic benefits of equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo Technologies, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth in the section entitled “Certain Relationships and Related Party Transactions” in our definitive proxy statement with respect to our 2007 annual meeting of stockholders, to be filed with the SEC on or about the date of this report.

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

If the PRC government concludes that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with its prohibition on foreign invested companies from engaging in systems integration involving state secrets, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Lenovo Computer and Lenovo Security, please see the discussion below in Item 1A, “Risk Factors”.

Regulations affecting acquisitions of PRC companies by foreign entities

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

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a third notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the various SAFE notices, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company before March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change to the company’s share capital, a transfer of shares, or if the company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of PRC companies’ assets or equity interests through issuances of shares of our common stock to individuals who may be deemed to be PRC residents for purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determined that these PRC residents have an obligation to register under the notices.

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

In addition, six PRC regulatory authorities, including the PRC Ministry of Commerce and the Chinese Securities Regulatory Commission, or CSRC, jointly promulgated a new rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors”, or the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules establish additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

As of March 14, 2007, our subsidiaries or affiliates hold the following certifications or qualifications:

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

•	Hi-tech Enterprise Approval Certificate issued by Sichuan Municipal Science & Technology Commission; (holders: AsiaInfo Technologies (Chengdu), Inc.)

•

Software Enterprise Authorization Certificate issued by the China Software Industry Association; (holders: AsiaInfo Technologies (China), Inc.; Lenovo Computer Systems and Technology Services Ltd. and Lenovo Security Technologies (Beijing), Inc.)

•

Certificate for Key Software Enterprise under the State’s Planning and Overall Arrangement issued by the National Development and Reform Commission, the Ministry of Information Industry, the Ministry of Commerce and the State Administration of Taxation; (holder: AsiaInfo Technologies (China), Inc.)

•

CMM (Software Engineering Institute Software-Capability Maturity Model) LEVEL 2 Certificate issued according to the software processing modification and assessment mode formulated by Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc.)

•	CMMI (Capability Maturity Model Integration) LEVEL 5 Certificate issued by Software Engineering Institute of Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc.)

•

National Information Technology Security Certification Authorization Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	The People’s Republic of China License for Operating Value-Added Telecommunication Services issued by the Ministry of Information Industry; (holder: Beijing Star VATS Technologies, Inc.)

•

National Information Technology Security Certification Service Qualification Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Security Technologies (Beijing), Inc.)

•

Certificate of Quality Management System Certification (GB/T19001-2000 idt ISO9001:2000 Standard) issued by Beijing New Century Certification Co., Ltd.; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Sales Permits of Commercial Encryption Products issued by National Encryption Administration Committee; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Appointed Producer of Commercial Encryption Products issued by National Encryption Administration Committee; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Military Information Security Product Certification Certificates (Including Certificates for Five Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.); and

•	Sales Permits of Specialized Products for Computer Information System Security (Including Sales Permits of Seven Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.)

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark and patent registrations. We have filed 13 trademark applications with the United States Patent and Trademark Office, 5 of which have been passed on to registration and 8 of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed 3 trademark applications for AsiaInfo’s logo with the Hong Kong Trade Marks Registry, all of which have been passed to registration. We have filed 5 patent applications with China Patent Bureau, 2 of which have been granted, and the others are currently pending. We also have acquired some existing patents in the PRC for certain hardware products used or developed in our information security business. Over 230 versions of our software products have been registered with the State Copyright Bureau in China.

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

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.asiainfo.com, as soon as such reports become available on the SEC website.

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

Our telecommunications customers are directly or indirectly owned or controlled by the government of China. Accordingly, their business strategies, capital expenditure budgets and spending plans are largely decided in accordance with government policies, which, in turn, are determined on a centralized basis at the highest level by the National Development and Reform Commission of China. As a result, the growth of our business is heavily dependent on government policies for telecommunications infrastructure. Insufficient government allocation of funds to sustain the growth of China’s telecommunications industries in the future could reduce the demand for our products and services and have a material adverse effect on our ability to grow our business.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Telecom and China Netcom Group. China Mobile accounted for 61% of our revenues in 2006. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Despite our business development in the security products and services market following the acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004, the revenue expected to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

Our acquisition of Lenovo’s IT services business and any future acquisitions or investments may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions, such as our 2004 acquisition of Lenovo’s non-telecommunications IT service division, form part of our strategy to further expand our business. If we are presented with appropriate opportunities that we feel will enhance our revenue growth, operations and profitability, we may acquire additional businesses, services or products that are complementary to our core businesses. Such acquisitions could result in the use of significant amounts of cash and/or dilutive issuances of our common stock. Such acquisitions involve other significant risks. For example, our integration of such acquired entities and/or operations into our business may not be successful and may not enable us to expand into new business platforms as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of new businesses into our operations has required significant attention from our management. Future acquisitions will also likely present similar challenges.

The security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a Settlement and Release Agreement with Lenovo to resolve certain claims arising out of that inquiry.

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

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our operating results may not be a good indication of our future performance and should not be overly relied upon. It is likely that our operating results in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

Although we had net income in 2002, 2004 and 2006, we sustained net losses in 2003 and 2005. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage of those expenses, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

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

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security. Lenovo Computer, which is owned by certain subsidiaries of Lenovo and has been operating the information security solutions business for more than four years, continues to perform certain previously executed contracts. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Lenovo Security has now obtained most of the requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Computer or in Lenovo Security, but instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2007 annual meeting of stockholders, to be filed with the SEC on or about the date of this report.

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

In June of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, delivered at the time Star VATS was established, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with the restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by Chinese legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective as direct ownership of these affiliated entities would be. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

We may not be able to operate the systems integration businesses involving state secrets if we acquire all of the equity interest in Lenovo Computer and Lenovo Security.

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

On April 21, 2005, SAFE issued another public notice clarifying the January notice, and on October 21, 2005 SAFE issued a third notice, known as “Circular 75,” which replaced the first two notices and set forth a new regulatory framework for transactions involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of the SAFE notices, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, thus giving rise to a retroactive filing obligation. Moreover, it is uncertain whether SAFE would impose any obligations on us in the event it determines that these PRC residents have an obligation to register under the notices.

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

In addition, six PRC regulatory authorities, including the PRC Ministry of Commerce and the Chinese Securities Regulatory Commission, or CSRC, jointly promulgated a new rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors”, or the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules establish additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Asset impairment reviews may result in future periodic write-downs.

Effective January 1, 2002, we adopted SFAS No. 142, which requires us, among other things, to conduct annual reviews of goodwill, and SFAS No. 144 which requires us to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

We recorded a non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004. No impairment charge was recorded in 2006. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

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

We customarily provide our customers with one to three year warranties, which cover both hardware and our proprietary and third-party software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility with respect to their warranties. Our contracts often lack disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently purchase any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which in turn could materially and adversely affect us.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in about 6% appreciation of the Renminbi against the U.S. dollar.

The PRC government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

Certain of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the software and services component of our business are denominated in Renminbi. The value of our shares may be affected by the foreign exchange rate between the U.S. dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

AsiaInfo Holdings, Inc., our ultimate holding company, uses U.S. dollars as its reporting and functional currency. The financial records of our PRC subsidiaries are maintained in Renminbi, their functional currency and the currency of the PRC. Their balance sheets are translated into U. S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $2.6 million and $2.2 million in other comprehensive income (loss) in 2006 and 2005, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include both multinational and local companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the security products and services market, our competitors are mainly local players such as Topsec and Netscreen and international players such as Cisco.

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

In the past, periods of volatility in the market price of a particular company’s securities have often been followed by the institution of securities class action litigation against that company. Many companies in our industry have been subject to this type of litigation in the past, and we are currently involved in this type of litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March of 2000. For more information on that litigation, please see the discussion under the heading “Item 3. Legal Proceedings” in Part I of this Report. Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business.

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

One of our PRC subsidiaries, which was certified as a “High and New Technology Enterprises”, has enjoyed a favorable 7.5% enterprise income tax rate since 2002. Recently, we were unofficially notified by local tax authorities that the subsidiary may not be entitled to this preferential tax rate. In late 2006, this risk was mitigated by our receipt of “advanced technology enterprise” status for the aforementioned company. We believe that our tax return positions are justifiable, but tax authorities may formally challenge certain positions we have asserted.

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

ITEM 1B. Unresolved Staff Comments

We did not receive any material comments from the SEC staff which were received more than 180 days before the end of 2006, regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2. Properties

Our principal development facilities and administrative offices currently occupy approximately 10,600 square meters in a building located in the Beijing Zhongguancun Science Park. The current lease for this facility expires in November2008. In addition, we have regional branches in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Xi’an and Fuzhou, as well as a regional office in Santa Clara, California.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq Stock Market under the symbol “ASIA” since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Stock Market.

	High	Low
2006:
Fourth Quarter	8.56	4.22
Third Quarter	4.68	3.85
Second Quarter	5.14	3.74
First Quarter	5.16	3.52
2005:
Fourth Quarter	4.91	3.67
Third Quarter	6.09	4.76
Second Quarter	6.15	4.67
First Quarter	5.98	4.15

As of March 1, 2007, we had approximately 148 holders of record of our common stock.

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

In November 2004, our Board approved a stock repurchase program under which we were authorized to purchase up to 5,000,000 shares of our outstanding common stock, par value $0.01, during a six-month period. In the second quarter of 2005, our Board approved the repurchase of an additional 500,000 shares under the program, and an extension of the repurchase period to August 17, 2005. During 2005, we repurchased 5,115,405 shares of our common stock at a cost of $26.4 million. Between the commencement of the original repurchase program and December 31, 2005, we purchased a total of 5,274,231 shares of our common stock at a total cost of $27.3 million.

On January 11, 2006, our Board authorized another stock repurchase program pursuant to which we were entitled, from time to time during a ninety-day period (expiring on April 11, 2006), to purchase up to 4,000,000 shares of our common stock. As of April 11, 2006, we repurchased 2,095,208 shares at a cost of $9.6 million.

On April 25, 2006, our Board authorized an extension to this share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, we repurchased 1,904,792 shares of at a cost of $8.2 million, pursuant to the extension of this repurchase program. The stock repurchase plan, as extended, was completed on July 18, 2006.

All common stock we repurchased under the 2005 and 2006 repurchase programs became part of our treasury stock. On June 27, 2006 and September 29, 2006, our Board authorized the retirement of 3,799,109 and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares. As of December 31, 2006, we had 43,076,034 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of that date, we had no remaining treasury stock.

We did not make any repurchases of our stock during the fourth quarter of our fiscal year 2006.

Information concerning our existing equity compensation plans are incorporated by reference to the section entitled “ Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders to be filed with the SEC on or about the date hereof.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for the Company’s Common Stock, the Standard & Poor’s 500 Information Technology Sector Index ( the “S&P 500 Information Technology”) and the Nasdaq Stock Market Index for U.S. and foreign companies (the “Nasdaq U.S. & Foreign Index”). The graph assumes the investment of $100 on December 31, 2001 in the common stock of the Company, the S&P 500 Information Technology and the Nasdaq U.S. & Foreign Index, and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Exchange Act.

	December 2001	December 2002	December 2003	December 2004	December 2005	December 2006
AsiaInfo Holdings Inc.	100	36.39	38.35	34.21	22.85	44.09
Nasdaq U.S. & Foreign Index	100	68.81	103.79	112.93	115.50	127.41
S&P 500 Information Technology	100	62.59	92.14	94.50	95.44	103.47

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 37 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands of U.S. dollars except share and per share data)
Selected Consolidated Statements of Operations Data (1):
Total revenues	$109,583	$90,284	$100,279	$116,072	$121,266
Total cost of revenues	65,387	53,705	64,259	82,153	81,335
Gross profit	44,196	36,579	36,020	33,919	39,931
Total operating expenses	42,327	63,720	30,760	61,704	35,261
Income (loss) from continuing operations	4,996	(23,806)	10,597	(27,883)	2,906
Gain (loss) on discontinued operations	835	(13,363)	(806)	(236)	—
Net income (loss)	5,831	(37,169)	9,791	(28,119)	2,906
Net income (loss) from continuing operations per share:
Basic	$0.11	$(0.53)	$0.23	$(0.62)	$0.07
Diluted (2)	$0.11	$(0.53)	$0.20	$(0.62)	$0.06
Net income (loss) from discontinued operations per share:
Basic	$0.02	$(0.30)	$(0.02)	$(0.01)	$—
Diluted (2)	$0.02	$(0.30)	$(0.01)	$(0.01)	$—
Net income (loss) per share:
Basic	$0.13	$(0.83)	$0.21	$(0.63)	$0.07
Diluted (2)	$0.13	$(0.83)	$0.19	$(0.63)	$0.06

	As of December 31,
	2006	2005	2004	2003	2002
	(amounts in thousands of US$)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,575	$92,176	$94,156	$119,395	$115,153
Total assets	244,162	228 ,226	297,364	240,022	263,430
Total stockholders’ equity	162,461	167,624	201,792	186,657	210,158

(1)	Certain reclassifications have been made to prior period data due to 2006 discontinued operations. In addition, the Company has reclassified the amortization of other acquired intangible assets from a separate line item of operating expenses in the consolidated statement of operations to the appropriate functional categories.
(2)	In 2005 and 2003 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, which if included, would have had an antidilutive effect on the net loss reported in those periods. In 2006, 2004 and 2002, we had options or restricted stock units outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See Note 16 to our consolidated financial statements included in this report for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of high-quality telecom software solutions and IT security products and services to some of China’s largest enterprises as well as many small and medium sized companies in China. An established leader in the Chinese telecommunications industry, we became a leading provider of IT security products and services in China with the acquisition of Lenovo’s non-telecom related IT services business in 2004. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated IT security products and services to many small and medium sized companies in China.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Telecom and China Netcom. Sales to China Mobile and its subsidiaries amounted to approximately 61%, 51% and 50% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 12%, 12% and 9% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 14%, 20% and 24% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 5%, 3% and 3% of our total revenues in 2006, 2005 and 2004, respectively. The sum of our top five receivable balances represented 95% and 93% of our total receivable balances for the years ended December 31, 2006 and 2005, respectively.

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

Since our acquisition of the non-telecom IT services business of Lenovo in October 2004, we have been organized as two business divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. Each business division is further organized into three operating segments by product types: (1) software products and solutions, (2) service and (3) third party hardware.

We remain on the look-out for attractively-priced acquisitions that can be easily integrated into our existing operations, which will contribute to our expansion of market share. In May 2006, we signed two agreements to acquire certain telecom businesses of Shanghai Emice and GCTech, respectively. These acquisitions are consistent with our strategy of expanding our core telecom software solutions business and enhancing our telecommunication software solutions offerings. For details regarding these acquisitions, please refer to Note 3 of the Notes to Condensed Consolidated Financial Statements included in this report.

In line with our on-going strategy to divest operations that are not part of our core telecommunications software and IT security products and services business, in December 2006, we signed an agreement with

Fidelity National Information Services, Inc. (Fidelity) to sell certain assets comprising our financial services IT solutions business.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 23 of the Notes to Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

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

Third party hardware revenue. Third-party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for, and sell hardware to, our customers as part of our total solutions strategy. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Years Ended December 31,
	2006			2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(amounts in thousands of US$)
Revenues net of hardware costs:
Software products and solutions revenue	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343	$37,822	$3,743	$41,565
Service revenue	12,773	659	13,432	16,405	1,411	17,816	18,509	481	18,990
Third party hardware revenue net of hardware costs	1,181	22	1,203	785	23	808	1,895	90	1,985

Total revenues net of hardware costs	77,993	8,740	86,733	65,823	9,144	74,967	58,226	4,314	62,540
Total hardware costs	22,449	401	22,850	14,886	431	15,317	35,996	1,743	37,739

Total revenues	$100,442	$9,141	$109,583	$80,709	$9,575	$90,284	$94,222	$6,057	$100,279

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we have provided reconciliation of this measure to the most directly comparable U.S. GAAP financial measure, total revenues.

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

Under the income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 15 to our consolidated financial statements for details of the preferential tax treatment for these subsidiaries.

The unified Chinese corporate income tax laws for domestic enterprises and FIEs may take effect in 2008. We anticipate that these unified tax laws will eliminate various preferential tax provisions in China. However, such unified tax laws should not affect any preferential tax treatments granted to FIEs in previous years. We expect that the new unified tax rate will be phased in over a 5 year period after its effective date.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value added taxes is included in software revenue.

Our PRC subsidiaries are subject to business tax at the rate of 5% on certain types of service revenues and the revenues are presented net of business tax incurred.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to Renminbi in order to address concerns regarding a possible increase in the relative value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2006.

Pursuant to the rate of exchange quoted by China’s central bank, as of December 31, 2006 the exchange rate between the Renminbi and the U.S. dollar decreased 3.2% to US$1.00 = RMB7.8087, compared to the rate of US$1.00 = RMB8.0702 as of December 31, 2005.

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

Revenue recognition. Our revenue is derived from three primary sources: (i) the procurement of hardware on behalf of customers, (ii) software license and related services, including assistance in implementation, customization and integration, post-contract customer support, training and consulting; and (iii) professional services for systems design, planning, consulting, and system integration. Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Labor costs and direct project expenses are used to determine the stage of completion, except for revenues associated with the procurement of hardware. Such hardware-related revenues are recognized upon delivery. Revisions in estimated contract profits are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. On contracts that do not involve significant implementation or customization essential to the functionality of our product, license fees through both direct or reseller arrangements are recorded when there is persuasive evidence of an arrangement for a fixed or determinable fee that is probable of collection and when the related products are shipped and/or installed as prescribed by SOP No. 97-2, “Software Revenue Recognition. (“SOP 97-2”)”. For consulting and other professional services, we recognizes our service revenue as such services are performed or ratably over the contractual period and recognizes the costs associated with these contracts as incurred.

We record software sales of information security products, net of estimated sales returns, upon shipment to the distributors. For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its relative fair value as determined by “vendor specific objective evidence”. We defer revenue for the fair value of its undelivered elements and recognize revenue for the remainder of the contractual arrangement fee attributable to the delivered elements when the basic criteria of SOP 97-2 have been met. If the only undelivered element is post contract support (“PCS”) for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, we accrue the costs at the time the revenue is recorded.

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

Goodwill. Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2006 and no impairment losses was recognized.

Consolidated Results of Operations

For 2005 and 2004 data, certain reclassifications have been made to prior period data due to 2006 discontinued operations.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Total revenues increased 21% to $109.6 million in 2006, from $90.3 million in 2005. Software revenue was $72.1 million, representing a 28% increase from $56.3 million in 2005. Service revenue was $13.4 million, representing a 25% decrease from $17.8 million in 2005. The increase in our total revenues was primarily attributable to the solid sales performance of our AsiaInfo Technologies business division.

Full year 2006 revenue from telecom software products and solutions grew by 32% compared to 2005 while telecom hardware revenue grew by 51% during the same period. Third-party hardware has generally been decreasing over the past few years as we focus on our core software solution business; however, from time to time we offer hardware for some projects in response to customer requests. Telecom services revenue decreased 22% to $12.8 million in 2006, from $16.4 million in 2005. We expect our service revenue to remain relatively stable in 2007.

Lenovo-AsiaInfo accounted for approximately 8% of our total revenue in 2006, compared to 11% in 2005. 2006 was a transitional year for Lenovo-AsiaInfo and it recovered significantly in the last two quarters of the year. Its total revenue was $9.1 million in 2006, representing a 5% decrease from $9.6 million in 2005. Its software products and solutions revenue grew by 5% to $8.0 million in 2006, from $7.7 million in 2005, mainly as a result of enhanced sales efforts. Its service revenue and third party hardware revenue decreased by 53% and 7% compared to 2005 results, respectively.

Cost of revenues. Our cost of revenues was $65.4 million in 2006, representing a 22% increase from $53.7 million in 2005, primarily due to the increased cost of software and services provided to meet increased demand.

Gross profit. Our 2006 gross margin of 40% was comparable to 2005. Gross profit for our telecom business division decreased 3% in 2006 to $40.7 million as a result of an increase in low-margin third party hardware sales in 2006. Gross profit for our Lenovo-AsiaInfo division increased 19% to $3.5 million, mainly as a result of the improved stability of the business.

Operating expenses. Total operating expenses decreased 34% to $42.3 million in 2006, from $63.7 million in 2005. Our higher overall operating expenses in 2005 resulted primarily from the $21.2 million charge we recognized during that year for impairment to goodwill and other acquired intangibles at our Lenovo-AsiaInfo business unit. The impairment charge was determined by our independent appraisers based on the difference between the fair value and the carrying value of Lenovo-AsiaInfo.

Sales and marketing expenses increased 9%, to $20.1 million, in 2006, from $18.5 million in 2005. This increase was in line with the increased sales and marketing activities.

General and administrative expenses decreased 29%, to $8.0 million, in 2006, from $11.3 million in 2005, primarily as a result of a write back in provisions for doubtful accounts in 2006. The higher provision for doubtful accounts in 2005 was primarily due to anticipated difficulties in the collection of receivables resulting from the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force. which hampered customer communications. In 2006, we were able to resolve these customer relationship issues and reverse the provisions.

Research and development expenses increased 12%, to $14.2 million, in 2006, as compared to $12.8 million in 2005, as we continued to enhance investment in our value-added services business unit and core telecom software solutions.

We recorded impairment of goodwill and acquired intangible assets of $21.2 million relating to our Lenovo-AsiaInfo business unit in the fourth quarter of 2005. The impairment charge was determined by our independent appraisers based on the difference between the fair value and the carrying value of Lenovo-AsiaInfo. There were no such charges in 2006.

Net income (loss) from continuing operations. Our net income from continuing operations was $5.0 million in 2006, or $0.11 per basic share, as compared to a net loss of $23.8 million in 2005, or $0.53 per basic share.

Net loss from discontinued operations. In line with our strategy of focusing on our core business lines, we discontinued certain non-core businesses in 2005 and 2006. In December 2006, we entered into an agreement to sell our financial service IT solutions business. The transaction closed in January 2007. Due to the disposal of discontinued operations, we recorded net income from discontinued operations for the year of $0.8 million, or $0.02 per basic share. This compares to a net loss from discontinued operations of $13.4 million, or $0.30 per basic share, in 2005.

Net income (loss). In 2006, we recorded total net income of $5.8 million, compared to net loss of $37.2 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues. Total revenues decreased 10% to $90.3 million in 2005, from $100.3 million in 2004. Software revenue was $56.3 million, representing a 36% increase from $41.6 million in 2004. Service revenue was $17.8 million, representing a 6% decrease from $19.0 million in 2004. The decrease in our total revenues was primarily attributable to a reduction in hardware sales in favor of our core software business. The increase in software revenues was partially attributable to the organic growth of our telecom business division as well as our acquisition of Lenovo’s IT services business in late 2004. The Lenovo-AsiaInfo business unit’s full year results contributed 11% to our total revenue in 2005.

Lenovo-AsiaInfo made only a nominal contribution to our revenues for the fourth quarter of 2005 due to the significantly lower shipment volume for our security products in the fourth quarter. During the fourth quarter of 2005, we also experienced a higher-than-expected volume of product returns in the Lenovo-AsiaInfo business division, and made a special provision for product returns, which reduced revenues by approximately $0.7 million.

Cost of revenues. Our cost of revenues was $53.7 million in 2005, representing a 16% decrease from $64.3 million in 2004, primarily due to decreased hardware orders, partially offset by the increased cost of software and services provided to meet increased demand. At the end of 2005, we recorded an approximately $1.1 million specific provision in cost of sales to reduce the carrying value of certain IT security inventory products to their estimated market values.

Gross profit. Gross profit increased 2% in 2005 to $36.6 million. Gross margins were 41% versus 36% for 2004, as we continued to focus on our core software business and to reduce hardware passthrough.

Operating expenses. Total operating expenses increased 107% to $63.7 million in 2005, from $30.8 million in 2004. Our higher overall operating expenses in 2005 resulted primarily from the $21.2 million charge we recognized in 2005 for impairment to goodwill and other acquired intangibles relating to the Lenovo-AsiaInfo business unit during the fourth quarter of 2005. The impairment loss was determined based on its expected future operating results and cash flows.

Sales and marketing expenses increased 36% to $18.5 million in 2005, from $13.6 million in 2004. This increase was primarily attributable to sales and marketing expenses of $7.0 million from our Lenovo-AsiaInfo division as compared to $2.0 million in 2004.

General and administrative expenses increased 25% to $11.3 million in 2005, from $9.0million in 2004, partially as a result of an increase in the specific provisions for accounts receivable in the fourth quarter of 2005. The provision was primarily due to anticipated difficulties in the collection of receivables resulting from the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force which hampered communication with customers.

Research and development expenses increased 56% to $12.8 million in 2005, as compared to $8.2 million in 2004 as we continued to enhance investment in our value-added services business unit and core telecom software solutions.

Impairment of goodwill and acquired intangible assets of $21.2 million, relating to our Lenovo-AsiaInfo business unit was recorded in the fourth quarter of 2005. The impairment charge was determined by our independent appraisers based on the difference between the fair value and the carrying value of Lenovo-AsiaInfo.

Net income (loss) from continuing operations. Our net loss from continuing operations was $23.8 million in 2005, or $0.53 per basic share, as compared to net income of $10.6 million in 2004, or earnings of $0.23 per basic share.

Net loss from discontinued operations. In line with our strategy of focusing on core business lines, in 2005, we discontinued certain non-core businesses, including our Han Management Consulting, Enterprise Information Systems and e-government businesses. Due to the disposal of these discontinued operations, we recorded a net loss from discontinued operations in 2005 of $13.4 million, or $0.30 per basic share. This compares to a net loss from discontinued operations of $0.8 million or $0.02 per basic share in 2004.

Net income (loss). In 2005, we recorded a total net loss of $37.2 million, compared to net income of $9.8 million in 2004.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2006 and 2005. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
Selected quarterly operating results	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Total revenues	$32,111	$27,774	$23,134	$26,564	$19,388	$21,669	$23,383	$25,844
Total cost of revenues	18,514	15,863	14,044	16,966	14,542	11,042	12,930	15,191
Gross profit	13,597	11,911	9,090	9,598	4,846	10,627	10,453	10,653
Total operating expenses	12,179	10,925	8,913	10,310	34,129	10,005	9,766	9,820
Income (loss) from continuing operations	1,936	1,821	1,102	137	(27,894)	1,341	1,340	1,407
Gain (loss) on discontinued operations	183	183	246	223	(11,901)	(914)	(511)	(37)
Net income (loss)	2,119	2,004	1,348	360	(39,795)	427	829	1,370
Net income (loss) from continuing operations per share:
Basic	$0.05	$0.05	$0.02	$—	$(0.60)	$0.03	$0.03	$0.03
Diluted	$0.05	$0.05	$0.02	$—	$(0.60)	$0.03	$0.03	$0.03
Net income (loss) from discontinued operations per share:
Basic	$—	$—	$0.01	$0.01	$(0.26)	$(0.02)	$(0.01)	$—
Diluted	$—	$—	$0.01	$0.01	$(0.26)	$(0.02)	$(0.01)	$—
Net income (loss) per share:
Basic	$0.05	$0.05	$0.03	$0.01	$(0.86)	$0.01	$0.02	$0.03
Diluted	$0.05	$0.05	$0.03	$0.01	$(0.86)	$0.01	$0.02	$0.03

In line with our strategy of focusing on our core telecommunication software solutions and security products and services businesses, in December 2006, we entered into an agreement to sell our financial service IT solutions business. In the fourth quarter of 2005, we sold our subsidiary, Han Management Consulting (China)

Limited (Han), to Han’s management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group, and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

Certain reclassifications have been made to prior period data due to discontinued operations. In addition, the Company has reclassified 2005 amortization of other acquired intangible assets from a separate line item of operating expenses in the consolidated statement of operations to the appropriate functional categories.

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

Our full year net operating cash flow in 2006 was $35.8 million dollars driven by operating profit from our telecom business. Our cash position (including cash and cash equivalents, restricted cash and short term investments) increased to $163.1 million as of December 31, 2006 as compared to $148.7 million as of December 31, 2005. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by merger and acquisition activities and the share repurchase program we carried out during 2006.

Our accounts receivable balance at December 31, 2006 was $35.2 million, consisting of $17.8 million in billed receivables and $17.4 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer.

As of December 31, 2006, our day’s sales outstanding were 120 days, as compared to 184 days at the end of the year 2005. The decrease is a combined result of enhanced collection efforts and improved sales contract management.

Our inventory position at the end of 2006 was approximately $6.5 million, up 25% as compared to the beginning of the year. This increase was a result of higher third-party hardware sales in the fourth quarter of 2006.

Our full year net cash used in investing activities was $8.6 million in 2006. This was primarily due to the increase in short-term investments of $7.3 million, payment for acquisitions of $8.3 million, and purchase of property and equipment of $0.7 million. This was partially offset by a decrease in restricted cash of $0.7 million, proceeds from sales of short-term investments of $6.8 million, and proceeds from disposal of business components of $0.2 million.

Our full year net cash used in financing activities was $16.3 million. This was primarily due to repurchases of our common stock of $17.8 million, offset by proceeds generated by the exercise of stock options of $1.5 million.

As of December 31, 2006, we had total short-term credit facilities for working capital purposes totaling $32.8 million, expiring by January 2008. The facilities were secured by bank deposits of $11.7 million as of December 31, 2006. As of December 31, 2006, unused short-term credit facilities were $28.5 million and used facilities totaled $4.3 million. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $0.9 million were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2006. Bank deposits pledged as security for these credit facilities totaled $12.6 million as of December 31, 2006 and are presented as restricted cash in the consolidated balance sheets.

As of December 31, 2006, we were committed under certain operating leases, requiring annual minimum rentals of approximately $2.8 million and $1.7 million in 2007 and 2008, respectively.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2007. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we have not entered into any material off-balance sheet arrangements with any individuals or entities.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2006:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating Lease Obligations	$4,513,000	$2,832,000	$1,681,000	—	—

Accounting Pronouncements

Recent accounting pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition, but we are still determining the amount, if any, of the adjustment required upon the adoption of FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income

Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense, or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. We are currently recording the taxes subject to this issue on a net basis. The early adoption and implementation of EIFT 06-3 did not have a material effect on our consolidated results of operations and financial condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, and also clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated results of operations and financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2006. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of December 31, 2006, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB7.8087. If the exchange rate were to increase by 10% to US$1.00 = RMB8.5896, our net assets would potentially decrease by $9.0 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB7.0278, our net assets would potentially increase by $10.9 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into Renminbi in view of anticipated increases in the value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2005 or 2006.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. That attestation report appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

Beijing, China

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”), that AsiaInfo Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of director, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/    Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 14, 2007

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class II Directors”, “Corporate Governance—Committees and Meetings Attendance”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “ Corporate Governance—Director Independence” contained in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference to the sections entitled “ Proposal No. 2: Ratification of Appointment of Independent Auditors” and “Audit Committee Report” contained in our Proxy Statement.

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number	Description

3.1(1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2(1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3(2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4(2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5(5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1(1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1(1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2(4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3(4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4(7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5(5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6(8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7(8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8(8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9(8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12(8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13(8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14(8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

Exhibit Number	Description

10.15(8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16(9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17(10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18(10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20(10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21(10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22(10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24(10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25(12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26(12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27(12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28(12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29(12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30(12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31(11)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.32(11)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.33	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 (filed herewith)*

10.34	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 (filed herewith)*

10.35	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) (filed herewith) *

10.36	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) (filed herewith)*

10.37	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) (filed herewith) *

Exhibit Number	Description
10.38	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) (filed herewith) *

10.39	Employment Contract between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) (filed herewith) *

10.40	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) (filed herewith)*

10.41	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) (filed herewith) *

10.42	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) (filed herewith)*

10.43(3)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.44(3)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.45(6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.46(6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

11.1	Statement regarding computation of per share earnings (included in Note 16 to the consolidated financial statements in this report)

21.1	Subsidiaries of AsiaInfo Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

ASIAINFO HOLDINGS, INC.

By:	/s/ EILEEN CHU
Name:	Eileen Chu
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

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

Signature	Title	Date

/s/ JAMES DING James Ding	Board Member and Chairman of the Board	March 14, 2007

/s/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 14, 2007

/s/ EILEEN CHU Eileen Chu	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2007

/s/ YUNGANG LU Yungang Lu	Board Member	March 14, 2007

/s/ DAVIN MACKENZIE Davin Mackenzie	Board Member	March 14, 2007

/s/ TAO LONG Tao Long	Board Member	March 14, 2007

Signature	Title	Date

/s/ TOM MANNING Tom Manning	Board Member	March 14, 2007

/s/ EDWARD TIAN Edward Tian	Board Member	March 14, 2007

/s/ ANDERS CHUENG Anders Chueng	Board Member	March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AsiaInfo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also include the financial statement schedule listed in the Index at Schedule 1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, effective on January 1, 2006.

/s/ DELOITTE TOUCHE TOHMATSU CPA LTD.

Beijing, China
March 14, 2007

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In US dollars thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$104,575	$92,176
Restricted cash	12,645	13,369
Short-term investments	45,882	43,181
Trade notes receivable (including trade notes receivable of nil and $1,795 due from related parties as of December 31, 2006 and 2005, respectively)	848	3,551
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $2,874 and $4,106 as of December 31, 2006 and 2005, respectively)	35,231	35,364
Accounts receivable due from related parties (net of allowances of $437 and $557 as of December 31, 2006 and 2005, respectively)	3	5,363

Total accounts receivable	35,234	40,727

Inventories	6,518	5,211
Other receivables (including other receivables of $296 and $316 due from related parties as of December 31, 2006 and 2005, respectively)	4,288	3,647
Deferred income taxes – current	124	244
Prepaid expenses and other current assets (including prepaid expenses and other current assets of $241 and nil due from related parties as of December 31, 2006 and 2005, respectively)	5,614	5,704
Assets held for sale	857	—

Total current assets	216,585	207,810

Long-term investment	1,787	1,729
Property and equipment-net	1,857	2,374
Goodwill	17,993	13,714
Other acquired intangible assets-net	4,765	1,865
Deferred income taxes - non-current	1,175	734

Total Assets	$244,162	$228,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade notes payable	$4,045	$1,807
Accounts payable (including accounts payable of nil and $249 due to related parties as of December 31, 2006 and 2005, respectively)	15,537	9,421
Accrued expenses	11,738	11,506
Deferred revenue (including deferred revenue of $339 and $2,047 from related parties as of December 31, 2006 and 2005, respectively)	23,169	18,685
Accrued employee benefits	18,376	11,849
Other payables (including other payables of $685 and $485 due to related parties as of December 31, 2006 and 2005, respectively)	4,450	4,475
Income taxes payable	927	444
Other taxes payable	3,232	2,415
Liabilities held for sale	227	—

Total current liabilities	81,701	60,602

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 43,076,034 and 46,920,714 shares issued as of December 31, 2006 and 2005, respectively; 43,076,034 and 46,144,613 shares issued and outstanding as of December 31, 2006 and 2005, respectively)	431	469
Additional paid-in capital	195,881	215,201
Treasury stock, at cost ( nil and 776,101 shares as of December 31,2006 and 2005, respectively)	—	(4,027)
Accumulated deficit	(40,556)	(46,387)
Accumulated other comprehensive income	6,705	2,368

Total stockholders’ equity	162,461	167,624

Total Liabilities and Stockholders’ Equity	$244,162	$228,226

See accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Software products and solutions
Sales to non-related parties	$69,396	$46,507	$38,371
Sales to related parties	2,702	9,836	3,194

Total software products and solutions	72,098	56,343	41,565

Service
Sales to non-related parties	12,084	15,684	15,167
Sales to related parties	1,348	2,132	3,823

Total Service	13,432	17,816	18,990

Third party hardware
Sales to non-related parties	21,367	14,118	36,793
Sales to related parties	2,686	2,007	2,931

Total third party hardware	24,053	16,125	39,724

Total revenues	109,583	90,284	100,279

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $33, $131and $110 for the years ended December 31, 2006, 2005 and 2004, respectively; including amortization of acquired intangible assets of $524, $651 and $162 for the years ended December 31, 2006, 2005 and 2004, respectively)	33,736	27,928	19,144
Service (including cost of purchases from related parties of $10, $18 and $23 for the years ended December 31, 2006, 2005 and 2004, respectively)	8,801	10,460	7,376
Third party hardware (including cost of purchases from related parties of nil, $1,906 and nil for the years ended December 31, 2006, 2005 and 2004, respectively)	22,850	15,317	37,739

Total cost of revenues	65,387	53,705	64,259

Gross profit	44,196	36,579	36,020

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $226, $185 and $146 for the years ended December 31, 2006, 2005 and 2004, respectively; including amortization of acquired intangible assets of $982, $408 and $123 for the years ended December 31, 2006, 2005 and 2004, respectively)	20,137	18,473	13,565
General and administrative (including general and administrative expenses incurred from transactions with related parties of $7, $66 and $36 for the years ended December 31, 2006, 2005 and 2004, respectively)	7,960	11,288	9,002
Research and development (including research and development expenses incurred from transactions with related parties of $26, $41 and $51 for the years ended December 31, 2006, 2005 and 2004, respectively)	14,230	12,762	8,193
Impairment of goodwill and other acquired intangible assets	—	21,197	—

Total operating expenses	42,327	63,720	30,760

Income (loss) from operations	1,869	(27,141)	5,260

Other income
Interest income	4,246	3,323	2,324
Gain (loss) on investments	(196)	134	4,040
Other income (expenses), net	(155)	23	(20)

Total other income, net	3,895	3,480	6,344

Income (loss) before income taxes and equity in loss of affiliate	5,764	(23,661)	11,604
Income tax expense	768	145	965

Income (loss) before equity in loss of affiliate	4,996	(23,806)	10,639
Equity in loss of affiliate	—	—	(42)

Net income (loss) from continuing operations	4,996	(23,806)	10,597

Discontinued operations
Gain (loss) from operations of discontinued components	695	(2,439)	(938)
Gain (loss) on sales of discontinued components	140	(11,163)	—
Income tax benefit	—	239	132

Income (loss) on discontinued operations	835	(13,363)	(806)

Net income (loss)	$5,831	$(37,169)	$9,791

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Net income (loss) from continuing operations per share:
Basic	$0.11	$(0.53)	$0.23

Diluted	$0.11	$(0.53)	$0.20

Net income (loss) from discontinued operations per share:
Basic	$0.02	$(0.30)	$(0.02)

Diluted	$0.02	$(0.30)	$(0.01)

Net income (loss) per share:
Basic	$0.13	$(0.83)	$0.21

Diluted	$0.13	$(0.83)	$0.19

Shares used in computation:
Basic	43,630,365	44,983,877	45,590,980

Diluted	44,452,024	44,983,877	52,008,220

See accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at January 1, 2004	45,112,278	$451	$205,154	$—	$(19,009)	$61	$186,657
Comprehensive income:
Net income	—	—	—	—	9,791	—	9,791	$9,791
Other Comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	— —	—	—	(81)	(81)	(81)
Unrealized gains on available-for-sale investments	—	—	— —	—	—	39	39	39

Comprehensive income								$9,749

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	(868)

Balance at December 31, 2004	46,314,706	465	211,394	(868)	(9,218)	19	201,792
Comprehensive loss:
Net loss	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other Comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,291	2,291	2,291
Unrealized gains on available-for-sale investments	—	—	—	—	—	58	58	58

Comprehensive loss								$(34,820)

Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	1,829
Acceleration of vesting of stock options	—	—	11	—	—	—	11
Share-based compensation (restricted stock units)	—	—	37	—	—	—	37
Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	(26,414)

Balance at December 31, 2005	46,144,613	469	215,201	(4,027)	(46,387)	2,368	167,624
Comprehensive Income:
Net income	—	—	—	—	5,831	—	5,831	$5,831
Other Comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,603	2,603	2,603
Unrealized gains on available-for-sale investments	—	—	—	—	—	1,734	1,734	1,734

Comprehensive income								$10,168

Stock option exercises	801,644	8	1,613	—	—	—	1,621
Restricted stock unit vesting	129,777	1	(1)	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	19
Share-based compensation (restricted stock units)	—	—	482	—	—	—	482
Share-based compensation (performance-based restricted stock units)	—	—	302	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—

Balance at December 31, 2006	43,076,034	$431	$195,881	$—	$(40,556)	$6,705	$162,461

See accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,831	$(37,169)	$9,791
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,259	1,934	1,423
Stock-based compensation expense	803	48	—
Amortization of other acquired intangible assets	1,506	1,541	907
Impairment of goodwill and other acquired intangible assets	—	21,197	—
Equity in loss of affiliate	—	—	42
Loss on disposal of property and equipment	77	20	97
Impairment loss on short-term investments	200	—	—
Gain from sale of investments	(4)	(134)	(4,040)
Allowance for bad debt	(654)	1,485	398
Provision for inventory	(153)	1,143	11
(Gain) loss on sale of discontinued components	(140)	10,924	—
Changes in operating assets and liabilities:
Trade notes receivable	2,703	2,480	(2,650)
Accounts receivable	5,303	10,988	3,166
Inventories	(1,154)	1,463	(3,710)
Other receivables	(528)	(3,019)	6,531
Deferred income taxes	(321)	909	(113)
Prepaid expenses and other current assets	77	(278)	(1,114)
Trade notes payable	2,238	(3,913)	3,111
Accounts payable	6,116	(7,253)	641
Accrued expenses	259	(1,971)	(233)
Deferred revenue	4,680	4,219	2,637
Accrued employee benefits	6,527	5,024	479
Other payables	(167)	3,573	1,040
Other taxes payable	817	300	(743)
Income taxes payable	483	(1,139)	590

Net cash provided by operating activities	35,758	12,372	18,261

Cash flows from investing activities:
Decrease (increase) in restricted cash	724	2,125	(277)
Decrease (increase) in short-term investments	(7,341)	12,211	(41,578)
Proceeds from sales of short-term investments	6,791	1,749	578
Purchases of property and equipment	(687)	(2,355)	(1,074)
Proceeds from disposal of property and equipment	32	4	7
Purchase of business, net of cash acquired	(8,341)	(4,030)	(3,172)
Disposal of affiliate	—	—	1,615
Proceeds from (payment on) disposal of business components	161	(1,580)	—

Net cash (used in) provided by investing activities	(8,661)	8,124	(43,901)

Cash flows from financing activities:
Repayment for short-term bank loans	—	—	(60)
Proceeds on exercise of stock options	1,507	1,829	1,410
Repurchase of common stock	(17,786)	(26,414)	(868)
Excess tax benefit from share-based compensation	31	—	—

Net cash (used in) provided by financing activities	(16,248)	(24,585)	482

Net increase (decrease) in cash and cash equivalents	10,849	(4,089)	(25,158)
Cash and cash equivalents at beginning of period	92,176	94,156	119,395
Effect of exchange rate changes on cash and cash equivalents	1,550	2,109	(81)

Cash and cash equivalents at end of period	$104,575	$92,176	$94,156

Supplemental cash flow information:
Cash paid during the year:
Interest	$—	$—	$—

Income taxes	$704	$446	$547

Supplemental disclosure of non-cash investing activities:

In July 2006, the Company acquired certain assets and businesses of Beijing GCTech Company Limited (“GCTech”), including telecom software contracts with China Netcom and China Telecom, as well as certain key employees, and other related assets, for total cash consideration of $3,596, of which $10 is payable at December 31, 2006. GCTech is also entitled to two additional earn-out payments, contingent on the future performance, within one or two years after the closing date which may increase the purchase price. The Company acquired intangible assets with a fair value of $2,272 and goodwill of $1,324 in connection with the transaction.

In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s (“Changjiang Technology”) telecom operation support business group, for total cash consideration of $610, of which $286 is payable at December 31, 2006. The Company acquired intangible assets with a fair value of $242 and goodwill of $368 in connection with the transaction.

In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s (“Shanghai Emice”) business of call centers, customer relationship management and business support systems servicing Shanghai Mobile, for total cash consideration of $4,179, of which $416 is payable at December 31, 2006. The Company acquired intangible assets with a fair value of $1,819 and goodwill of $2,360 in connection with the transaction.

In November 2005, the Company acquired Zheda Lande Scitech Limited’s telecommunications operation support business unit for total cash consideration of $852, of which $102 is payable at December 31, 2006. The purchase price was increased by $128 in 2006 based on subsequent revenue contracts obtained. The Company acquired intangible assets with a fair value of $360 and goodwill of $620 in connection with the transaction.

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

See accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

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

The Company and its subsidiaries are leading providers of high-quality software and customer solutions in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecommunication carriers, the Company also offers a wide range of security products and services to small and medium sized Chinese enterprises across multiple vertical industries. Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized into two business units: AsiaInfo Technologies and Lenovo-AsiaInfo. The software and customer solutions of AsiaInfo Technologies enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Lenovo-AsiaInfo is principally engaged in non-telecom related IT services, particularly IT security products and services. The security products of Lenovo-AsiaInfo establish and deliver secure services to customers in China. In line with the Company’s strategy to focus on its core telecommunication software solutions and security products and services businesses, in 2005, the Company sold Han Management Consulting (China) Limited (“Han”), a subsidiary of the Lenovo-AsiaInfo business unit, to Han’s management team. The Company also disposed of certain assets constituting Lenovo-AsiaInfo’s e-government business unit (“GPS”) to Pansky Technology Group (“Pansky”), and certain assets constituting its human resources and business intelligence software businesses unit (“EIS”), previously acquired from Pacific Software, to Hinge Software Co. Ltd. (“Hinge”). In 2006, the Company entered into an Acquisition Agreement with Fidelity National Information Services, Inc. (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions. Under the agreement, Fidelity will acquire certain assets constituting the Company’s financial services IT solutions business which is grouped under the Company’s Lenovo-AsiaInfo segment (“FIS”).

Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Accordingly, two variable interest entities (“VIEs”) as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised) (“FIN 46(R)”), Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”) and Lenovo Computer System and Technology Services Co., Ltd. (“Lenovo Computer”), were formed by the Company in 2004, to allow the Company to engage in certain restricted businesses in the PRC. The Company holds no equity interest in the Lenovo Security and Lenovo Computer but exercises control through a series of contractual arrangements with those companies and their respective equity holders that effectively transfer all risks and rewards associated with ownership to the Company. Also in 2004, the Company entered into similar contractual arrangements with Beijing Star Technologies (VATS) Inc. (“Star VATS”), a domestic company owned by certain of the Company’s employees who are PRC citizens, which has been established to engage in the value-added telecommunications services business in China.

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

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. As of December 31, 2006 and 2005, the Company had foreign bank balances located in the PRC of $93,842 and $70,361, about 90% and 76%, respectively, of its total cash and cash equivalents.

Short-term investments—Short-term investments are classified as available-for-sale marketable securities and consist principally of corporate stocks, mutual funds and variable rate securities issued by major financial institutions. All short-term investments classified as available for sale are carried at fair value and the unrealized gain or loss from the changes in fair value is included in accumulated other comprehensive income. The Company reviews these investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security is written down to fair value as new cost basis and the write-down is accounted for as realized loss, and therefore, included in net income.

Trade notes receivable—The balances of trade notes receivable represent bank and commercial acceptance drafts that are non-interest bearing and due within six months.

Allowances for doubtful accounts and sales returns—Allowance for doubtful accounts is made based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

On a monthly basis, the Company records an allowance for sales returns based on estimated returns associated with Lenovo-AsiaInfo’s security products sold to distribution channels. Since the Company has been able to reliably estimate sales returns based on historical return rates, which are evaluated quarterly, the Company recognizes information security product revenue, net of estimated sales return allowances, upon shipment to the distributors.

Inventories—Inventories are stated at the lower of cost or market. The cost of inventories under AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under Lenovo-AsiaInfo segment is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using specific identification method.

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

Long-term investment—For investments in an investee over which the Company does not have significant influence, the Company carries the investment at cost and recognizes as income any dividends received from distribution of investee’s earnings. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

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

The Company records software sales of information security products, net of estimated sales returns, upon shipment to the distributors. For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its relative fair value as determined by “vendor specific objective evidence”, or if no such evidence for the delivered elements, the Company defers revenue for the fair value of its undelivered elements and recognizes revenue for the remainder of the contractual arrangement fee attributable to the delivered elements when the basic criteria of SOP 97-2 have been met. If the only undelivered element is post contract support (“PCS”) for which the Company has established VSOE, the Company recognizes the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, the Company accrues the costs at the time the revenue is recorded.

Software revenue includes the benefit of the rebate of value added taxes on sales of software and software-related services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging of software development in the PRC. The rebates were $4,425, $3,963 and $3,734 in 2006, 2005 and 2004, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in the contracts with customers. Amount billed but not yet collected is recorded as unbilled receivables and included in trade accounts receivable. All billed and unbilled amounts are expected to be collected within one year.

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

The Renminbi is not fully convertible into United States dollars or other foreign currencies. The rate of exchange quoted by the People’s Bank of China on December 31, 2006 was US$1.00 = RMB7.8087. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Value added taxes—The Company’s PRC subsidiaries are subject to value added tax at a rate of 17% on revenue from procurement of hardware on behalf of customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”). Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenue on software sales, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore is subject to an effective net value added tax burden of 3% from software sales. This government policy is effective until 2010. Net amount of value added tax is recorded either in the line item of other tax payable or prepaid expenses and other current assets on the face of consolidated balance sheet.

Business taxes—The Company’s PRC subsidiaries are subject to business tax at the rate of 5% on certain types of service revenues and the revenues are presented net of business tax incurred.

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

Stock-based compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123, and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair vale estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 21 to the Consolidated Condensed Financial Statements for further discussion on stock-based compensation.

Net income (loss) per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contract, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

Comprehensive income (loss)—Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the periods presented has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Financial instruments—The carrying value of financial instruments, which consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, trade notes receivable, accounts payable, trade notes payable, other payables and are carried at cost that approximates fair value due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Recent accounting pronouncements—In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements

No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether the adoption of SFAS 157 will have a material effect on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition, but the Company is still determining the amount, if any, of the adjustment required upon the adoption of FIN 48.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008. The Company is currently recording the taxes subject to this issue on a net basis. The early adoption and implementation of EITF 06-3 did not have a material effect on its consolidated results of operations and financial condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated results of operations and financial condition.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. In addition, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition.

Reclassifications—Certain comparative figures have been reclassified to conform to current year’s presentation.

3. Acquisitions

(a) In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s (“Shanghai Emice”) business of call centers, customer relationship management and business support systems servicing Shanghai Mobile, for total cash consideration of $4,179, including $51 in transaction costs, of which $3,763 had been paid as of December 31, 2006. Of such consideration, the Company withheld $413 to be paid on the first anniversary of the closing date, contingent on potential indemnification claims that the Company might have against Shanghai Emice. The primary reason for this acquisition was to provide Shanghai Mobile with a complete software solution and further the Company’s strategy of expanding its high-margin telecom software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $4,179 to the assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

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

(b) In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s (“Changjiang Technology”) telecom operation support business group, for total cash consideration of $610, including $47 in transaction costs, of which $324 had been paid as of December 31, 2006. Of such consideration, the Company withheld $281, payment of which is contingent on the acquired business’ net sales results during the 12-month period after closing. The primary reason for this acquisition was to enhance the Company’s leading telecommunication software solutions offering, and to further its strategic focus on its core business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $610 to the assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

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

(c) In July 2006, the Company acquired certain assets and businesses of Beijing GCTech Company Limited (“GCTech”), including telecom software contracts with China Netcom and China Telecom, as well as certain key employees, and other related assets, for total cash consideration of $3,596, including $56 in transaction costs, of which $3,586 had been paid as of December 31, 2006. GCTech is also entitled to two additional earn-out payments, contingent on the future performance, within one or two years after the closing date. The contingent payment will be paid in cash and in common stock of the Company. The Company believes that the acquisition furthers its strategy of expanding its high-margin telecom software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $3,596 to the assets acquired, based on estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Estimated useful life
Software—BSS/OSS	$497	5.5 years
Software—Fee Collection	100	4.5 years
Software—VAS	314	4.5 years
Software—Others	20	1.5 years
Contract Backlog	700	1 year
Customer Relationship	544	5.0 years
Non-Compete Agreement	97	4.5 years
Goodwill	1,324

Total	$3,596

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

	Years Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Total revenue	$112,925	$95,032

Net income (loss)	5,580	(38,046)

Net income (loss) per share
—Basic	$0.13	$(0.85)

—Diluted	$0.13	$(0.85)

Shares used in calculation of net income per share (unaudited)
—Basic	43,630,365	44,983,877

—Diluted	44,452,024	44,983,877

The pro forma results of operations give effect to certain pro forma adjustments, including amortization of acquired intangible assets with definite lives and income tax benefits associated with the acquisition.

(d) In November 2005, the Company acquired Zheda Lande Scitech Limited’s (“Zheda Lande”) telecommunications operation support business unit, for total cash consideration of $852, including $40 in transaction costs, of which $750 had been paid as of December 31, 2006. Zheda Lande may also be entitled to additional payments of up to $322, which is contingent upon related revenue contracts that the Company may obtain after December 31, 2005. In December 2006, the Company made additional payment of $128 to Zheda Lande, based on the subsequent revenue contracts obtained, which release the Company from all the outstanding obligations under the acquisition. The purchase price and goodwill was increased by $128 accordingly. The primary reason for this acquisition was to enhance the Company’s leading telecommunication software solutions offering, and to further its strategic focus on its core businesses.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values on the acquisition date. The Company allocated the final purchase price of $980 to the intangible assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Estimated useful life
Software	$97	5 years
Contract backlog	80	1 year
Technical support and service agreement	51	1 year
Customer list	126	5 years
Non-compete agreement	6	5 years
Goodwill	620

Total	$980

The fair market value of the intangible assets was determined using the “cost”, “income approach-excess earnings” and “with & without” method. In performing this Purchase Price allocation, the Company considered, among other factors, forecast financial performance of acquired business, market performance, and market potentials of acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date, November 11, 2006. The acquired goodwill is deductible for tax purposes.

The following unaudited pro forma information summarizes the results of operations for the Company, including the acquired telecommunications operation support business of Zheda Lande. This information has been prepared assuming that the acquisition occurred as of January 1, 2005 and 2004, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the periods indicated, nor is it indicative of future operating results:

	Year Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Total revenue	$90,284	$100,279
Net income (loss)	(37,317)	9,615
Net income (loss) per share
—Basic	$(0.83)	$0.21

—Diluted	$(0.83)	$0.18

Shares used in calculation of net income (loss) per share (unaudited)
—Basic	44,983,877	45,590,980
—Diluted	44,983,877	52,008,220

The pro forma results of operations give effect to certain adjustments, including amortization of acquired intangible assets with definite lives, associated with the acquisition.

4. Discontinued Operations

(a) On December 8, 2006, the Company entered into an Acquisition Agreement with Fidelity, a major U.S.-based provider of IT services and information products to financial institutions. Under the agreement, Fidelity will acquire FIS which is grouped under the Company’s Lenovo-AsiaInfo segment. According to the terms of the agreement, Fidelity, through its subsidiary in China, has agreed to purchase the business in exchange for a maximum cash payment in the amount of approximately $3,250 (RMB25.43 million), and to assume certain liabilities associated with the business. The purchase price shall be paid based upon an installment plan. Upon closing, the down payment in the amount of approximately $1,500 (RMB11.74 million) was received from Fidelity, and an escrow amount of approximately $375 (RMB2.93 million) was paid by Fidelity to an escrow agent. The remaining payments will be subject to adjustment based upon an earn-out calculation and certain other contingencies. The transaction closed in January 2007. The sale of the business is part of the Company’s on-going strategy to divest operations that are not part of its core telecommunications software and security products and services business.

The assets and liabilities held for sale are as follows:

December 31, 2006
Assets held for sale
Unbilled accounts receivable due from non-related parties (net of allowance of $7 as of December 31, 2006)	$707
Unbilled accounts receivable due from related parties (net of allowance of $24 as of December 31, 2006)	—
Billed accounts receivable due from non-related parties (net of allowance of nil as of December 31, 2006)	137
Prepaid Expenses	13

Total assets held for sale	$857

Liabilities held for sale
Accrued expenses	$27
Other payable	4
Deferred revenue (including deferred revenue from related parties of $2 as of December 31, 2006)	196

Total liabilities held for sale	$227

(b) In October 2005, the Company sold the assets and liabilities of the EIS business unit, including goodwill of $3,528, to Hinge, a privately-held company, in exchange for five percent of the outstanding equity interests of Hinge, valued at $1,729 as appraised by a certified third party valuation firm. The consideration received has been recorded by the Company as a long-term investment using the cost method as the Company does not have significant influence over the operations of Hinge.

(c) Also in October 2005, the Company sold all assets and liabilities of Han, including goodwill of $2,099, to Han’s management team for consideration of approximately $3,090 (RMB 25 million). The Company also released Han from the obligation of $6,080 in loans payable to the Company and injected transitional working capital of $1,020 into Han. The consideration to be received from Han will be paid from its net profit over the next five years, secured by a share pledge of 43% of Han’s equity. The Company has no involvement in Han’s operations after the disposal date. The Company’s management believes that there is significant uncertainty regarding the collection of the proceeds from this sale given the negotiated terms of the agreement and the cumulative operating losses of Han. Accordingly, recognition of the sales proceeds has been deferred and will not be recorded until such payments have been made.

(d) In November 2005, the Company transferred certain assets and liabilities of GPS to Pansky for no consideration.

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

	FIS			EIS			HAN			GPS			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenue of discontinued component	$3,617	$3,616	$1,375	$—	$885	$2,335	$—	$5,447	$1,986	$—	$1,328	$703	$3,617	$11,276	$6,399

Income (loss) from operations of discontinued component	695	91	79	—	(1,034)	(882)	—	(403)	56	—	(1,093)	(191)	695	(2,439)	(938)
(Loss) Gain on sales of discontinued component	—	—	—	(2)	(4,771)	—	131	(5,992)	—	11	(400)	—	140	(11,163)	—
Income tax	—	—	—	—	239	132	—	—	—	—	—	—	—	239	132

Gain (loss) on discontinued operations	$695	$91	$79	$(2)	$(5,566)	$(750)	$131	$(6,395)	$56	$11	$(1,493)	$(191)	$835	$(13,363)	$(806)

5. Short-term Investments

Short-term investments are classified as available-for-sale and consist principally of corporate stock, bond funds, balanced funds, stock funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair market value and the unrealized holding gains or losses resulting from the change in their market value are recorded in accumulated other comprehensive income (loss) in stockholders’ equity. As of December 31, 2006 and December 31, 2005, all short-term investments, except corporate stocks, of the Company had maturities of less than one year. The Company recorded realized gains of $4 from the sale of a bond fund (proceeds of $6,791 with a cost basis of $6,787) and realized gains of $134 from sales of corporate stock (proceeds of $1,749 with a cost basis of $1,615) for the year ended December 31, 2006 and December 31, 2005, respectively. The Company determined the declines in its corporate stock investments to be other-than-temporary and, accordingly, recorded impairments of $200 for the year ended December 31, 2006. The Company includes these impairments in (Losses) gains on investments in the Consolidated Statements of Operations. No impairment losses were realized in 2005.

The following table provides additional information concerning the Company’s short-term investments:

	December 31, 2006		December 31, 2005
	Cost	Fair value	Cost	Fair value
Bond Fund	$12,877	$12,900	$12,490	$12,504
Balanced Fund	3,844	5,295	—	—
Stock Fund	3,843	4,423	—	—
Variable rate preferred securities	22,925	22,925	30,000	30,000
Corporate stock	339	339	538	677

Total	$43,828	$45,882	$43,028	$43,181

6. Trade Notes Receivable

As of December 31, 2006 and December 31, 2005, the balances of trade notes receivable of $848 and $3,551, respectively, represented bank acceptance drafts of nil and $258 that are non-interest bearing and due within six months and commercial acceptance notes of $848 and $3,293, respectively.

7. Accounts Receivable

Revenue in excess of billings is recorded as unbilled receivables and included in trade accounts receivable, and amounted to $17,452 at December 31, 2006 and $14,913 at December 31, 2005, net of allowances. Billings are rendered based on agreed milestones included in the contracts with customers. At December 31, 2006 and 2005, the balance of trade accounts receivable net of allowances was $17,782 and $25,814, respectively, and represents amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

8. Inventories

Inventories are stated at the lower of cost or market. The cost of inventories under AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under Lenovo-AsiaInfo segment is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using specific identification method. The components of inventories as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Raw materials	$843	$286
Finished goods	5,674	4,925

Total inventories	$6,517	$5,211

9. Property and Equipment, Net

	December 31,
	2006	2005
Furniture, fixtures and electronic equipment	$7,750	$7,317
Motor vehicles	142	138
Leasehold improvements	1,768	3,421
Software	1,636	2,207

	11,296	13,083
Less: Accumulated depreciation and amortization	(9,439)	(10,709)

Property and equipment, net	$1,857	$2,374

10. Goodwill

The changes in the carrying amount of goodwill during 2006 and 2005 were as follows:

	December 31,
	2006		2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Balance as of beginning of year	$11,747	$1,967	$11,255	$26,449
Goodwill obtained in acquisitions of businesses	4,180	—	492	—
Impairment loss	—	—	—	(18,855)
Disposal of business components	—	—	—	(5,627)
Foreign exchange difference due to translation	99	—	—	—

Balance as of the end of the year	$16,026	$1,967	$11,747	$1,967

The Company performed its annual goodwill impairment test on Oct 1, 2005 and an additional impairment test for Lenovo-AsiaInfo’s goodwill as of December 31, 2005 due to the significant decrease in revenues from the information security business and its projected operating loss and negative cash flows for the next three years as a result of the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force in fourth quarter of 2005. The Company completed a two?step goodwill impairment test in accordance with SFAS No. 142. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Both an income approach and a cost approach were employed to determine the fair value of Lenovo-AsiaInfo, which resulted in the fair value being lower than the carrying value. The fair value was then allocated among all of the assets of Lenovo-AsiaInfo at their fair values, including previously unrecognized intangible assets. The residual value after the allocation was then compared to the carrying value of goodwill, and an impairment loss of $18,855 was recognized in the year ended December 31, 2005 for the Lenovo-AsiaInfo reporting unit. No impairment was necessary for the AsiaInfo Technologies reporting unit as it passed the first step of the test.

Based on the impairment test performed during the fourth quarter of 2006, no impairment charge was necessary.

11. Other Acquired Intangible Assets, Net

	December 31,
	2006				2005
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Impairment loss	Net carrying amount
Core technology	$2,331	$(1,755)	$—	$576	$4,196	$(1,567)	$(1,865)	$764
Trade name	341	(219)	—	122	818	(189)	(477)	152
Contract backlog	2,285	(1,937)	5	353	1,580	(1,512)	—	68
Favorable lease	372	(372)	—	—	372	(372)	—	—
Customer list	131	(34)	2	99	131	(9)	—	122
Customer relationship	2,059	(248)	41	1,852	11	(11)	—	—
Distribution network	870	(455)	—	415	870	(253)	—	617
Software	1,552	(339)	23	1,236	96	(3)	—	93
Technical support and service agreement	51	(51)	—	—	51	(8)	—	43
Non-compete agreement	130	(20)	2	112	6	—	—	6

	$10,122	$(5,430)	$73	$4,765	$8,131	$(3,924)	$(2,342)	$1,865

The future amortization expense for the net carrying amount of intangible assets with definite lives as of December 31, 2006 is expected to be as follows:

2007	$1,653
2008	1,145
2009	949
2010	752
2011	266
2012	—

$4,765

As of December 31, 2006 and 2005, the Company had net other acquired intangible assets of $1,110 and $1,534, respectively, belonging to the Lenovo-AsiaInfo reportable segment, and the remaining net other acquired intangible assets of $3,655 and $331, respectively, belonged to the AsiaInfo Technologies reportable segment.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company estimates future undiscounted cash flows to be derived from an intangible asset with definite life to determine whether a potential impairment exists when events or circumstances indicate the carrying value of an intangible asset with definite life may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment loss as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. The Company recognized no impairment loss on intangible assets with definite lives in 2006 and an impairment loss of $2,342 in 2005.

12. Credit Facilities

As of December 31, 2006, the Company had total short-term credit facilities for working capital purposes totaling $32,806, expiring by January 2008. The facilities were secured by bank deposits of $11,732 as of December 31, 2006. As of December 31, 2006, unused short-term credit facilities were $28,506 and used facilities totaled $4,300. The used facilities were pledged as security for issuing standby letters of credit and notes payable to hardware suppliers and customers. Additional bank deposits of $867 were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2006. Bank deposits pledged as security for these credit facilities totaled $12,599 as of December 31, 2006 and are presented as restricted cash in the consolidated balance sheets. As of December 31, 2005, the Company had total short-term credit facilities totaling $24,357, expiring in December 2007.

13. Trade Notes Payable

As of December 31, 2006 and December 31, 2005, the balances of trade notes payable of $4,045 and $1,807, respectively, represented commercial notes of $336 and $289, and bank acceptance drafts of $3,709 and $1,518, respectively that are non-interest bearing and due within six months.

14. Other Taxes Payable

	December 31,
	2006	2005
Individual income tax withholding	$1,253	$1,323
Business tax payable	1,946	1,092
Others	33	—

	$3,232	$2,415

The Company’s PRC subsidiaries are subject to business tax at the rate of 5% on certain types of service revenues.

The Company is also required to withhold PRC individual income tax on employees’ payroll for remittance to the tax authorities.

15. Income Taxes

The components of income (loss) before income taxes, discontinued operations, and equity in loss of affiliates are as follows:

	Years Ended December 31,
	2006	2005	2004
United States	$(634)	$477	$4,476
Foreign	6,398	(24,138)	7,128

	$5,764	$(23,661)	$11,604

The Company is subject to U.S. federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provision for income tax expense (benefit) from continuing operations consists of the following:

	Years Ended December 31,
	2006	2005	2004
Current
United States:
Federal	$31	$(1,088)	$9
State	1	(123)	1
Foreign	1,217	428	1,068

Total current income tax expense (benefit)	1,249	(783)	1,078
Deferred
United States:
Federal	—	1,285	54
State	—	123	6
Foreign	(481)	(480)	(173)

Total deferred income tax expense (benefit)	(481)	928	(113)

Total income tax expense (benefit)	$768	$145	$965

The components of deferred income tax assets are as follows:

	Years Ended December 31,
	2006	2005
Deferred tax assets:
Allowances and reserves	$2,360	$1,903
Depreciation	460	385
Net operating loss and credits carry forwards	2,694	4,003
Acquired intangibles	28	—

Total gross deferred tax assets	5,542	6,291
Valuation allowance	(4,028)	(5,258)

Total net deferred tax assets	1,514	1,033
Deferred tax liabilities:
Unrealized gain on investment	(215)	(55)

Total net deferred tax assets	$1,299	$978

AsiaInfo Holdings, Inc. currently has a U.S. GAAP loss but due to certain permanent book versus tax differences, it has taxable income for current year, which is fully offset by its net operating loss carry-forwards.

Therefore, it has no current regular corporate income tax but it is subject to the alternative minimum tax (AMT) for current year. The tax expense recorded is the AMT tax without considering the stock option deduction.

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2006, tax loss carry-forwards amounted to approximately $5.1 million for federal purposes and $1.9 million for California state purposes, which will begin to expire in 2023 and 2008, respectively. A valuation allowance of $4,028 for various deferred tax assets including tax loss carry-forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized.

The Company elected to track the portion of its federal and state net operating loss and tax credit carry-forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in its gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carry-forwards will only be recorded to equity when they reduce cash taxes payable. The amounts removed to the memo account as of December 31, 2006 are $1 million for federal and $0.1 million for state tax purposes, respectively.

While the Company does not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISO’s) be recorded in the period of disqualifying disposition. This could result in fluctuations in the effective tax rate of the Company between accounting periods.

On November 10, 2005, FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 30% state corporate income tax and a 3% local income tax.

Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies (China), Inc. (“AIBJ”) is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a “new technology enterprise.” The effective income tax rate for “new technology enterprises” registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the “new technology enterprise” status. “New technology enterprises” are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AIBJ expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AIBJ received a continuation of its preferential tax treatment as an “advanced technology enterprise” for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning January 1, 2004, as a “new technology enterprise” established in Beijing Zhongguancun Science Park, the effective income tax rate for AIBJ is 15%. In late January 2007, the Company received a notification from the National Development and Reform Commission, the Ministry of Information Industry, Ministry of Commerce, State

Administration of Taxation that AIBJ qualifies as “Key Software Enterprise” for fiscal year 2006 and therefore enjoys a 10% tax rate for income earned during 2006. The determination of “Key Software Enterprise” is performed annually by this government unit, and at present time, the Company does not know whether AIBJ will continue to enjoy the 10% tax rate in subsequent years. Under current law, as long as AIBJ maintains the “new technology enterprise” status, it will be exempted from Chinese local corporate income tax.

Lenovo AsiaInfo Technologies Inc. (“LAI”), Lenovo Computer and Star VATS are all registered in Beijing Zhongguancun Science Park, and are all classified as “new technology enterprises”, enjoying the same tax treatment as AsiaInfo Technologies. LAI was registered in 2004, but its tax benefits were effective as of January 1, 2005. Lenovo Computer’s tax exemption period expired on December 31, 2004, and it will benefit from the reduced rate of 7.5% until December 31, 2007. Star VATS’s tax exemption began on June 2, 2004 and expired on 31 December 2006, at which time it became subject to the reduced tax rate of 7.5%, which will continue until December 31, 2009.

AsiaInfo Management Software, Inc. (“AIMS”) is registered and operates in the High and New Technology Industry Development Zone in Guangzhou, China, and is classified as a “high and new technology enterprise.” The effective income tax rate, subject to the approval of the relevant tax authorities, for “high and new technology enterprises” registered in High and New Technology Industry Development Zones is 15%. “High and new technology enterprises” are also exempt from Chinese state and local corporate income tax for two years, beginning with their first profitable year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AIMS expired on December 31, 2001 and the 50% tax reduction expired on December 31, 2004. Since AIMS did not qualify for “high and new technology enterprise” due to our change of operational structure whereby no new contracts are signed by AIMS, the Company is effectively paying a 24% tax rate. The tax rate is determined based on the physical location of this entity which is within the Guang Zhou coastal economic open zone.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a “high and new technology enterprise.” Subject to the approval of the relevant tax authorities, “high and new technology enterprises” registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations (which was 2002 for AsiaInfo Chengdu), and are entitled to a 50% tax reduction at the rate of 7.5% in subsequent three years (which expires on December 31, 2006 for AsiaInfo Chengdu). AsiaInfo Technologies (Chengdu), Inc. also received a continuation of its preferential tax treatment as an “Advanced Technology Enterprise” for a three-year period from January 1, 2007 to December 31, 2009. Recently, the Company was unofficially notified by local tax authorities that the AsiaInfo Chengdu may not be entitled to this preferential tax rate. In late 2006, this risk was mitigated by the receipt of “advanced technology enterprise” status for AsiaInfo Chengdu.

The Company believes that its tax return positions are justifiable, but tax authorities may formally challenge certain positions it has asserted. The tax positions the Company has asserted may not be fully sustained and could expose it to litigation, administrative fines and penalties and other potential liabilities if the relevant tax authorities take a position contrary to its, and could adversely affect its operating results. In addition, if these tax benefits to the Company’s subsidiary are no longer available, certain of its subsidiaries may be subject to enterprise income tax as a foreign investment enterprise in China at rates of 15%, which could cause a reduction in its after-tax income.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $35,015 as of December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or foreign withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to China, if any.

A reconciliation between the provision for (benefit of) income taxes computed by applying the U.S. federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Years Ended December 31,
	2006	2005	2004
US Federal Rate	35%	(35)%	35%
Difference between statutory rate and foreign effective tax rate	(27)%	5%	(31)%
(Decrease) increase in valuation allowance	(13)%	7%	—
Subpart F income inclusion	16%	—	—
Change in tax rate	(2)%	(4)%	—
Other	4%	(3)%	4%
Impairment loss on goodwill and other intangibles	—	31%	—

	13%	1%	8%

16. Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2006	2005	2004
Net income (loss) (numerator)—Basic and diluted:
Net income (loss) from continuing operations	$4,996	$(23,806)	$10,597
Income (loss) on discontinued operations	835	(13,363)	(806)

Net income (loss)	$5,831	$(37,169)	$9,791

Shares (denominator):
Weighted average common stock outstanding
Basic	43,630,365	44,983,877	45,590,980
Dilutive effect of employee stock options and restricted stock units	821,659	—	1,874,107
Dilutive effect of forward contract	—	—	4,543,133

Diluted	44,452,024	44,983,877	52,008,220

Net income (loss) from continuing operations per share
Basic	$0.11	$(0.53)	$0.23

Diluted	$0.11	$(0.53)	$0.20

Net income (loss) from discontinued operations per share
Basic	$0.02	$(0.30)	$(0.02)

Diluted	$0.02	$(0.30)	$(0.01)

Net income (loss) per share
Basic	$0.13	$(0.83)	$0.21

Diluted	$0.13	$(0.83)	$0.19

In 2004, the Company included 4,543,133 shares issuable to Lenovo as part of the purchase price consideration in the calculation of its diluted earnings per share as it has a potential dilutive effect. The shares were issued in 2005.

In 2006, the Company had 4,002,216 common stock options outstanding, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

In 2005, the Company had outstanding common stock options for 8,362,192 shares and 549,500 restricted stock units that could have potentially diluted basic earnings per share (“EPS”) in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been antidilutive due to the net loss reported in the periods.

In 2004, the Company had 4,659,038 common stock options outstanding, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

17. Commitments and Contingencies

Operating Leases—As of December 31, 2006, the Company had commitments under certain operating leases, requiring annual minimum rentals as follows:

2007	$2,832
2008	1,679
2009	2

$4,513

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were$3,881, $3,482 and $3,583 for the years ended December 31, 2006, 2005 and 2004, respectively.

Letters of Credit—As of December 31, 2006, the Company had outstanding standby letters of credit to customers of $659, which were collateralized by credit facilities.

Product Warranty—The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

Changes in the product warranty accrual for the years ended December 31, 2006 and 2005 are as follows:

	Years Ended December 31,
	2006	2005
Balance at beginning of year	$794	$1,777
Current year provision	242	109
Payments	(17)	(29)
Expired warranty	(355)	(1,063)
Foreign exchange difference	17	—

Balance at end of year	$681	$794

Litigation—On December 4, 2001, a securities class action case was filed against the Company, certain of its current officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the federal securities laws and was docketed in the United States District Court for the Southern District of New York, or the Court, as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions to their purchasing shares in the Company’s IPO. The lawsuit further claimed that these alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. For purposes of case management, the Court has consolidated this case with lawsuits brought against approximately 300 other companies, all alleging similar practices by the underwriters of the companies’ IPOs.

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

18. Employee Retirement Benefits

The Company is required by law to contribute approximately 13.2% to 26.3% of base salaries of the PRC employees for staff welfare, housing, medical and education benefits representing an expense of $4,449, $5,981 and $3,880 for 2006, 2005 and 2004, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 12% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of employees’ monthly salaries to the Plan. The total retirement expense to the Company for such benefits contributions for the three years in the periods ending December 31, 2006, 2005 and 2004 was $2,559, $2,609 and $1,384, respectively.

19. Distribution of Profits

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $2,139 and $973 in 2006 and 2005, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and VIEs were $129,311 and $120,800 in 2006 and 2005, respectively. As a result of certain PRC legal restrictions which prevent PRC subsidiaries from distributing all of their profit, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2006 and 2005. As such, the Company has included Schedule 1 in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

20. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of temporary cash investments and trade accounts receivable.

The Company places its temporary cash investments with various financial institutions in the PRC and the United States. As of December 31, 2006, 50% of short-term investments were placed with financial institutions in the United States.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), China Telecommunications Corporation (“China Telecom”) and its provincial subsidiaries. Sales to China Telecom and its subsidiaries amounted to approximately 5%, 3% and 3% of total revenues in 2006, 2005 and 2004, respectively. Sales to China Unicom accounted for 14%, 20% and 24% of total revenues in 2006, 2005 and 2004, respectively. Sales to China Netcom Corporation accounted for 12%, 12% and 9% of total of revenues in 2006, 2005 and 2004, respectively. Sales to China Mobile accounted for 61%, 51% and 50% of total revenues in 2006, 2005 and 2004, respectively.

Details of the amounts receivable from the customers with the top five largest receivable balances as of December 31, 2006 and 2005 are as follows:

	Percentage of accounts receivable December 31,
	2006	2005
Five largest receivables balances	95%	93%

The Company maintains allowances for estimated potential bad debt losses and revises its estimates of collectibles on a periodic basis. Activity in the allowance for doubtful accounts is as follows:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of year	$4,253	$3,562	$3,095
Balance obtained from business acquisition	—	—	1,142
Bad debt expense	(654)	1,485	398
Assets held for sale	(31)	—	—
Write-offs and other	(469)	(794)	(1,073)

Balance at end of year	$3,099	$4,253	$3,562

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

21. Stock-based compensation plan

2002 Stock Option Plan and the prior plans

Under the Company’s 2002 Stock Option Plan, the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the 2002 Stock Option Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Option Plans”).

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four one-year cliffs at an annual rate of 25%, 25%, 25% and 25% for the 2000 plan, and are generally no more than five years from the date of grant for 2002 Plan.

Option activity for the Option Plans is summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2004	9,657,883	$7.37
Granted (weighted average fair value of $5.17)	2,609,650	5.44
Cancelled	(1,139,969)	9.87
Exercised	(386,970)	3.64

Outstanding, December 31, 2004	10,740,594	6.77
Granted (weighted average fair value of $3.13)	50,000	4.67
Cancelled	(1,981,220)	7.40
Exercised	(447,182)	4.09

`Outstanding, December 31, 2005	8,362,192	6.75
Granted	—	—
Cancelled	(1,393,391)	7.20
Exercised	(801,644)	2.02

Outstanding, December 31, 2006	6,167,157	$7.26

The exercise price of all options granted during the periods was equal to the fair market value of the Company’s common stock on the dates of grant. The fair market value of the common stock underlying the issue of the options under the Option Plans is based on valuations by independent appraisers or by reference to stock sales prices, as appropriate.

Additional information on options outstanding as of December 31, 2006 is as follows:

	Options Outstanding as of December 31, 2006			Options Exercisable as of December 31, 2006
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (yrs.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.50 to 2.00	14,265	0.33	$1.72	14,265	$1.72
$2.75 to 3.00	696,400	1.06	2.78	696,400	2.78
$3.35 to 5.70	2,501,728	6.28	4.45	2,492,978	4.45
$6.51 to 7.07	750,940	6.77	7.02	750,940	7.02
$7.59 to 7.72	934,545	2.87	7.60	934,545	7.60
$8.75 to 9.63	560,764	4.21	9.31	560,764	9.31
$12.44 to 14.56	272,715	3.85	12.48	272,715	12.48
$24.00 to 47.03	435,800	3.15	24.47	435,800	24.47

Total	6,167,157	4.70	$7.26	6,158,407	$7.26

The total number of options exercisable and the weighted average exercise price were 8,332,192 and 5,798,440 and, $6.75 and $7.95 as of December 31, 2005 and 2004, respectively. Effective October 2005, the Company accelerated the vesting of approximately 2.2 million unvested stock options previously awarded, which resulted in stock-based compensation expense of $11 for the year ended December 31, 2005.

2005 Stock Incentive Plan

Under 2005 Stock Incentive Plan (the “2005 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 600,000 shares plus (b) any authorized shares of Common Stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan, or that thereafter become available for issuance under the 2002 Stock Option Plan in accordance with its terms.

A restricted stock unit (RSU) is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. As of December 31, 2006, the activity of RSU under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2005	—	$—
Granted	549,500	4.20
Vested	—	—
Forfeited	—	—

Restricted stock units unvested at December 31, 2005	549,500	4.20
Granted	6,200	4.33
Vested	(129,777)	4.21
Forfeited	(31,150)	4.05

Restricted stock units unvested at December 31, 2006	394,773	$4.21

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (PSU) and 1,995,000 shares of PSU was granted in November 2006. Unlike the previous RSU, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock, As of December 31, 2006, 1,995,000 shares of PSU are outstanding.

Accounting for share-based compensation

Prior to January 1, 2006, the Company accounted for share-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Accordingly, the Company recognized compensation expense only when options were granted with a discounted exercise price and when restricted stock units were granted. The compensation expense was recognized ratably over the requisite service period, which was generally the vesting period of the restricted stock units or options.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. For purpose of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. The following table summarizes the reconciliations for the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004
Net (loss) income as reported	$(37,169)	$9,791
Add: Stock-based compensation as reported net of tax effect	48	—
Less: Stock-based compensation determined using the fair value method, net of tax effect	(4,587)	(7,470)

Pro forma (loss) income	$(41,708)	$2,321

Basic and diluted net (loss) income per share:
Basic, as reported	$(0.83)	$0.21

Diluted, as reported	$(0.83)	$0.19

Basic and diluted net (loss) income per share:
Basic, pro forma	$(0.93)	$0.05

Diluted, pro forma	$(0.93)	$0.04

The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options. The value of options granted was estimated on the date of the respective grant using the following weighted average assumptions:

	Years Ended December 31,
	2005	2004
Option Grants
Average risk-free rate of return	4.20%	4.00%
Weighted average expected option life	5 years	7 years
Volatility rate	81%	85%
Dividend yield	—	—

In October 2005, the Company accelerated the vesting of approximately 2.2 million unvested stock options previously awarded.

In December 2004, FASB issued SFAS 123(R). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated the results from prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123, and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair vale estimated in accordance with the provisions of SFAS 123(R).

Fair values of RSU and PSU with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSU with market conditions are calculated by an independent third-party appraiser which adopted a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Average risk-free rate of return	4.7%
Weighted average expected life	1.77 years
Expected stock price volatility	45%
Dividend yield	—

The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. There has been no change in estimated forfeitures in the year ended December 31, 2006.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the year ended December 31, 2006, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

Year Ended December 31, 2006
Cost of revenues	$200
Sales and marketing	217
General and administrative	251
Research and development	135

Total stock-based compensation expense	$803

22. Stock Repurchase Program

Since the commencement of the Company’s original stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (expiring on April 11, 2006), to purchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company repurchased 2,095,208 shares of its common stock at a total cost of $9,563.

On April 25, 2006, the Board of Directors authorized an extension to this share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, the Company repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program. The stock repurchase plan, as extended, was completed on July 18, 2006.

All common stock repurchased by the Company became part of its treasury stock. On June 27, 2006 and September 29, 2006, the Company’s Board of Directors authorized the retirement of 3,799,109 and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares of the Company. As of December 31, 2006, the Company had 43,076,034 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of that date, the Company had no remaining treasury stock.

23. Segment Information

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

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Years Ended December 31,
	2006			2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343	$37,822	$3,743	$41,565
Service	12,773	659	13,432	16,405	1,411	17,816	18,509	481	18,990
Third party hardware	23,630	423	24,053	15,671	454	16,125	37,891	1,833	39,724

Total revenue:	100,442	9,141	109,583	80,709	9,575	90,284	94,222	6,057	100,279

Cost of revenues:
Software products and solutions	29,773	3,963	33,736	22,234	5,694	27,928	17,532	1,612	19,144
Service	7,570	1,231	8,801	8,951	1,509	10,460	7,483	(107)	7,376
Third party hardware	22,449	401	22,850	14,886	431	15,317	35,996	1,743	37,739

Total cost of revenues	59,792	5,595	65,387	46,071	7,634	53,705	61,011	3,248	64,259

Gross Profit	40,650	3,546	44,196	34,638	1,941	36,579	33,211	2,809	36,020

Business unit expenses:
Sales and marketing	14,040	6,097	20,137	11,470	7,003	18,473	11,640	1,925	13,565
General and administrative(1)	759	(813)	(54)	656	2,638	3,294	244	341	585
Research and development	12,382	1,848	14,230	10,671	2,091	12,762	7,846	347	8,193
Impairment of goodwill and acquired intangible assets	—	—	—	—	21,197	21,197	—	—	—

Total business unit expenses	27,181	7,132	34,313	22,797	32,929	55,726	19,730	2,613	22,343

Contribution profit (loss)	$13,469	$(3,586)	$9,883	$11,841	$(30,988)	$(19,147)	$13,481	$196	$13,677

Total assets(2)	$215,775	$28,387	$244,162	$208,058	$20,168	$228,226	$234,580	$62,784	$297,364

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the year ended December 31, 2006.

(2)	Included in total assets are net accounts receivable of $33,284 and $1,950 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2006, respectively.

The following is a reconciliation of operating segment contribution profit (loss) to income (loss) before provision for income taxes and equity in loss of affiliate:

	Years ended December 31,
	2006	2005	2004
Total contribution profit (loss) for reportable segments	$9,883	$(19,147)	$13,677
Corporate general and administrative expenses	(8,014)	(7,994)	(8,417)
Net interest income	4,246	3,323	2,324
Gain (loss) on investments	(196)	134	4,040
Other income (expense), net	(155)	23	(20)

Income (loss) before income taxes and equity in loss of affiliate	$5,764	$(23,661)	$11,604

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

	Years Ended December 31,
	2006			2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343	$37,822	$3,743	$41,565
Service	12,773	659	13,432	16,405	1,411	17,816	18,509	481	18,990
Third party hardware	1,181	22	1,203	785	23	808	1,895	90	1,985

Total revenues net of hardware costs	77,993	8,740	86,733	65,823	9,144	74,967	58,226	4,314	62,540
Cost of sales net of hardware costs	37,343	5,194	42,537	31,185	7,203	38,388	25,015	1,505	26,520

Gross Profit	$40,650	$3,546	$44,196	$34,638	$1,941	$36,579	$33,211	$2,809	$36,020

A reconciliation table of total revenues net of hardware costs and total revenues for the three years ended December 31, 2006, 2005 and 2004 is as follows:

	Years Ended December 31,
	2006			2005			2004
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Net revenue	$77,993	$8,740	$86,733	$65,823	$9,144	$74,967	$58,226	$4,314	$62,540
Third party hardware cost	22,449	401	22,850	14,886	431	15,317	35,996	1,743	37,739

Total revenues	$100,442	$9,141	$109,583	$80,709	$9,575	$90,284	$94,222	$6,057	$100,279

For the years ended December 31, 2006, 2005 and 2004, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of December 31, 2006, 2005 and 2004, 100% of the Company’s long-lived assets were located in the PRC.

24. Related Party Transactions

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with the acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo in 2005 and 2004, respectively. As of December 31, 2006, Lenovo owned approximately 13% of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the six-month period ended June 30, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $8,214. In the years ended

December 31, 2005 and 2004, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $15,219 and $10,293, respectively.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Years ended December 31,
	2006			2005			2004
	Lenovo	China Netcom Group(1)	Total	Lenovo	China Netcom Group	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$2,643	$2,643	$2,941	$6,895	$9,836	$—	$3,194	$3,194
Service	—	1,348	1,348	31	2,101	2,132	—	3,823	3,823
Third party hardware	—	2,686	2,686	—	2,007	2,007	—	2,931	2,931

Total revenues	—	6,677	6,677	2,972	11,003	13,975	—	9,948	9,948

Purchases:
Software products and solutions	11	22	33	121	10	131	83	27	110
Service	1	9	10	13	5	18	15	8	23
Third party hardware	—	—	—	—	1,906	1,906	—	—	—

Total purchases	12	31	43	134	1,921	2,055	98	35	133

Operating expenses:
Sales and marketing	214	12	226	179	6	185	136	10	146
General and administrative	—	7	7	62	4	66	23	13	36
Research and development	6	20	26	32	9	41	31	20	51

Total operating expenses	$220	$39	$259	$273	$19	$292	$190	$43	$233

(1)

China Netcom Group ceased to be a related party of the Company upon Edward Tian’s resignation in May 2006 from executive officer positions with China Network Communications Group Corporation, China Netcom Hong Kong and China Netcom Limited. Therefore, the summary of related party transactions with China Netcom Group in the year ended December 31, 2006 includes only the transactions with China Netcom Group which were entered into during the six-month period ended June 30, 2006.

	As of December 31, 2006		As of December 31, 2005
	Lenovo	Lenovo	China Netcom Group	Total
Balances with related parties:
Trade notes receivable	$—	$—	$1,795	$1,795
Prepaid expenses and other current assets	241	—	—	—
Net accounts receivable	3	37	5,326	5,363
Other receivables	296	289	27	316
Accounts payable	—	249	—	249
Deferred revenue	339	320	1,727	2,047
Other payables	685	485	—	485

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). In the year ended December 31, 2006, the Company entered into software solutions contracts with Beijing UITV valued at approximately $62, and recorded $59 of software products and solutions revenue. As of December 31, 2006, the Company had no account receivable from Beijing UITV.

The Company believes that all transactions with related parties were arm’s length negotiated transactions on terms that are no less favorable than terms that would have been received from an unrelated party.

25. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2006, 2005 and 2004 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2006
Total revenues	$32,111	$27,774	$23,134	$26,564
Total cost of revenues	18,514	15,863	14,044	16,966
Gross profit	13,597	11,911	9,090	9,598
Total operating expenses	12,179	10,925	8,913	10,310
Income from continuing operations	1,936	1,821	1,102	137
Income on discontinued operations net of tax effect	183	183	246	223
Net income	2,119	2,004	1,348	360
Net income from continuing operations per share
Basic	$0.05	$0.05	$0.02	$—
Diluted	$0.05	$0.05	$0.02	$—
Net income from discontinued operations per share
Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01
Net income per share
Basic	$0.05	$0.05	$0.03	$0.01
Diluted	$0.05	$0.05	$0.03	$0.01
Year Ended December 31, 2005
Total revenues	$19,388	$21,669	$23,383	$25,844
Total cost of revenues	14,542	11,042	12,930	15,191
Gross profit	4,846	10,627	10,453	10,653
Total operating expenses	34,129	10,005	9,766	9,820
(Loss) income from continuing operations	(27,894)	1,341	1,340	1,407
Loss on discontinued operations net of tax effect	(11,901)	(914)	(511)	(37)
Net (loss) income	(39,795)	427	829	1,370
Net (loss) income from continuing operations per share
Basic	$(0.60)	$0.03	$0.03	$0.03
Diluted	$(0.60)	$0.03	$0.03	$0.03
Net loss from discontinued operations per share
Basic	$(0.26)	$(0.02)	$(0.01)	$—
Diluted	$(0.26)	$(0.02)	$(0.01)	$—
Net (loss) income per share
Basic	$(0.86)	$0.01	$0.02	$0.03
Diluted	$(0.86)	$0.01	$0.02	$0.03
Year Ended December 31, 2004
Total revenues	$27,489	$19,673	$22,007	$31,110
Total cost of revenues	16,780	11,434	13,571	22,474
Gross profit	10,709	8,239	8,436	8,636
Total operating expenses	10,221	7,356	6,375	6,808
Income from continuing operations	1,078	5,378	2,289	1,852
(Loss) income on discontinued operations net of tax effect	(270)	(400)	(260)	124
Net income	808	4,978	2,029	1,976
Net income from continuing operations per share
Basic	$0.03	$0.12	$0.05	$0.04
Diluted	$0.03	$0.12	$0.05	$0.04
Net loss from discontinued operations per share
Basic	$(0.01)	$(0.01)	$(0.01)	$—
Diluted	$(0.01)	$(0.01)	$(0.01)	$—
Net income per share
Basic	$0.02	$0.11	$0.04	$0.04
Diluted	$0.02	$0.11	$0.04	$0.04

26. Subsequent events

On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Pursuant to the Acquisition Agreement, AsiaInfo acquired substantially all of the assets comprising Lenovo Group Limited’s non-telecommunications IT services business in2004. Under the Agreement, 648,769 shares of the Company’s common stock, which had been held in escrow since the closing of the acquisition, will be returned to the Company. 432,512 shares of the Company’s common stock, which had been hold in escrow since the closing of the acquisition, will be released to Lenovo Group Limited. The Agreement also provides for the mutual release of certain claims that the Company or Lenovo Group Limited may have had against each other relating to the acquisition. The acquisition included the business now comprising the Company’s Lenovo-AsiaInfo Security Division.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In US dollars thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$22,333	$23,395
Restricted cash	11,732	11,762
Short-term investments	23,264	30,677
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $615 and $629 as of December 31, 2006 and 2005, respectively)	2,279	5,879
Accounts receivable due from related parties (net of allowances of nil as of both December 31, 2006 and 2005)	—	152

Total accounts receivable	2,279	6,031

Inventories	—	1,269
Amount due from subsidiaries and affiliates	42,076	25,214
Prepaid expenses and other current assets	2,236	3,898

Total current assets	103,920	102,246
Investment in subsidiaries and affiliates	56,987	70,002

Total Assets	$160,907	$172,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,643	$2,058
Accrued expenses	2,508	3,202
Deferred revenue (including deferred revenue of nil from related parties as of both December 31, 2006 and 2005)	145	908
Other payables	823	707
Other current Liabilities	32	32

Total current liabilities	5,151	6,907

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 0.01 par value, 43,076,034 and 46,920,714 shares issued as of December 31,2006 and 2005, respectively; 43,076,034 and 46,144,613 shares issued and outstanding as of December 31,2006 and 2005, respectively)	431	469
Additional paid-in capital	195,881	215,201
Treasury stock, at cost (nil and 776,101 shares as of December 31,2006 and 2005, respectively)	—	(4,027)
Accumulated deficit	40,556	(46,387)
Accumulated other comprehensive income	—	85

Total stockholders’ equity	155,756	165,341

Total Liabilities and Stockholders’ Equity	$160,907	$172,248

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENT OF OPERATIONS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Software products and solutions
Sales to non-related parties	$119	$208	$827
Sales to related parties	—	—	—

Total software products and solutions	119	208	827

Service
Sales to non-related parties	2,465	4,245	1,470
Sales to related parties	—	10	239

Total service	2,465	4,255	1,709

Third party hardware
Sales to non-related parties	1,349	5,354	10,643
Sales to related parties	—	149	27

Total third party hardware	1,349	5,503	10,670

Total revenues	3,933	9,966	13,206

Cost of revenues:
Software products and solutions	273	246	561
Service	1,355	868	(617)
Third party hardware	1,282	5,228	10,136

Total cost of revenues	2,910	6,342	10,080

Gross profit	1,023	3,624	3,126

Operating expenses:
Selling, general and administrative	3,927	4,547	5,006
Other operating expenses	136	39	—

Total operating expenses	4,063	4,586	5,006

Loss from operations	(3,040)	(962)	(1,880)
Other income, net	2,406	1,439	6,356

(Loss) income before income taxes and equity in income (loss) of subsidiaries and affiliates	(634)	477	4,476
Income tax expense	32	197	70
Equity in income (loss) of subsidiaries and affiliates	6,497	(37,449)	5,385

Net income (loss)	$5,831	$(37,169)	$9,791

Net income (loss) per share:
Basic	$0.13	$(0.83)	$0.21

Diluted	$0.13	$(0.83)	$0.19

Shares used in computation:
Basic	43,630,365	44,983,877	45,590,980

Diluted	44,452,024	44,983,877	52,008,220

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In US dollars thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2004	45,112,278	$451	$205,154	$—	$(19,009)	$—	$186,596
Comprehensive income:
Net income	—	—	—	—	9,791	—	9,791	$9,791
Other Comprehensive loss, net of tax:
Unrealized gains on available-for-sale investments	—	—	—	—	—	39	39	39

Comprehensive income								$9,830

Issuance of common stock on acquisition of a business	974,284	10	4,834	—	—	—	4,844
Stock option exercises	386,970	4	1,406	—	—	—	1,410
Repurchase of common stock	(158,826)	—	—	(868)	—	—	(868)

Balance at December 31, 2004	46,314,706	465	211,394	(868)	(9,218)	39	201,812
Comprehensive loss:
Net loss	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other Comprehensive income, net of tax:
Unrealized gains on available-for-sale investments	—	—	—	—	—	46	46	46

Comprehensive loss								$(37,123)

Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	1,829
Acceleration of vesting of stock options	—	—	11	—	—	—	11
Share-based compensation (restricted stock units)	—	—	37	—	—	—	37
Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	(26,414)

Balance at December 31, 2005	46,144,613	469	215,201	(4,027)	(46,387)	85	165,341
Comprehensive Income:
Net income	—	—	—	—	5,831	—	5,831	$5,831
Other Comprehensive income, net of tax:
Unrealized losses on available-for-sale investments	—	—	—	—	—	(85)	(85)	(85)

Comprehensive income								$5,746

Stock option exercises	801,644	8	1,613	—	—	—	1,621
Restricted stock units vesting	129,777	1	(1)	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	19
Share-based compensation (restricted stock units)	—	—	482	—	—	—	482
Share-based compensation (performance-based restricted stock units)	—	—	302	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—

Balance at December 31, 2006	43,076,034	$431	$195,881	$—	$(40,556)	$—	$155,756

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US dollars thousands, except share and per share amounts)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income(loss)	$5,831	$(37,169)	$9,791
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Stock-based on compensation expense	803	48	—
Gain from sale of short-term investment	—	(134)	(4,040)
Equity in losses (earnings) of subsidiaries and affiliates	(10,055)	40,439	(25,048)
Impairment Loss of investment	(200)	—	—
Allowance for bad debt	14	564	(19)
Provision for inventory	—	—	11
Changes in operating assets and liabilities
Accounts receivable	3,738	(126)	685
Inventories	1,269	2,933	(3,638)
Amount due from subsidiaries and affiliates	4,208	18,947	(31,622)
Prepaid expenses and other current assets	1,776	(694)	7,487
Accounts payable	(415)	(1,295)	(737)
Accrued expenses	(694)	(1,759)	(779)
Deferred revenue	(763)	91	467
Other current liabilities	116	1,760	35,176

Net cash provided by (used in) operating activities	5,628	23,605	(12,266)

Cash flows from investing activities:
Decrease (increase)in restricted cash	30	2,238	—
Proceeds from sales of short-term investment	—	1,749	1,615
Decrease(increase) in short-term investment	7,528	4,703	(29,266)
Decrease(increase) in long-term investment	2,000	—	—
Purchase of business, net of cash acquired	—	(3,844)	(3,081)

Net cash provided by (used in) investing activities	9,558	4,846	(30,732)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,507	1,829	1,410
Repurchase of common stock	(17,786)	(26,414)	(868)
Excess tax benefit from share-based compensation	31	—	—

Net cash (used in) provided by financing activities.	(16,248)	(24,585)	542

Net (decrease) increase in cash and cash equivalents:	(1,062)	3,866	(42,456)
Cash and cash equivalents at beginning of year	23,395	19,529	61,985

Cash and cash equivalents at end of year	$22,333	$23,395	$19,529