Form 10-Q
period 2007-03-31
ASIAINFO HOLDINGS INC
filed 2007-05-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the Registrant’s common stock as of May 7, 2007 was 43,154,472.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Software products and solutions
Sales to non-related parties	$19,600	$14,063
Sales to related parties	—	1,158

Total software products and solutions	19,600	15,221

Service
Sales to non-related parties	3,569	2,476
Sales to related parties	—	679

Total Service	3,569	3,155

Third party hardware
Sales to non-related parties	6,886	6,059
Sales to related parties	—	2,129

Total third party hardware	6,886	8,188

Total revenues	30,055	26,564

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $1 and $20, amortization of other acquired intangible assets of $195 and $52 for the three months ended March 31, 2007 and 2006, respectively)	8,973	7,275
Service (including cost of purchases from related parties of nil and $6 for the three months ended March 31, 2007 and 2006, respectively)	1,696	1,912
Third party hardware	6,542	7,779

Total cost of revenues	17,211	16,966

Gross profit	12,844	9,598

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $25 and $29, amortization of other acquired intangible assets of $357 and $101 for the three months ended March 31, 2007 and 2006, respectively)	6,070	3,950
General and administrative (including general and administrative expenses incurred from transactions with related parties of nil and $4 for the three months ended March 31, 2007 and 2006, respectively)	1,948	3,156
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $12 for the three months ended March 31, 2007 and 2006, respectively)	4,086	3,204

Total operating expenses	12,104	10,310

Other operating income	2,734	—

Income (loss) from operations	3,474	(712)

Other income
Interest income	1,557	968
Gain on investments	25	—
Other expenses, net	(72)	(58)

Total other income, net	1,510	910

Income from continuing operations before income taxes	4,984	198

Income tax expense	33	61

Income from continuing operations	4,951	137
Income from discontinued operations, net of taxes	1,445	223

Net income	$6,396	$360

Net income from continuing operations per share:
Basic	$0.12	$—

Diluted	$0.11	$—

Net income from discontinued operations per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Net income per share
Basic	$0.15	$0.01

Diluted	$0.14	$0.01

Shares used in computation:
Basic	43,150,828	45,453,267

Diluted	44,688,122	46,361,596

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US dollars thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006(1)
ASSETS
Current Assets:
Cash and cash equivalents	$90,427	$104,575
Restricted cash	13,056	12,645
Short-term investments	62,806	45,882
Trade notes receivable	608	848
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $2,522 and $2,874 as of March 31, 2007 and December 31, 2006, respectively)	42,214	35,231
Accounts receivable due from related parties (net of allowances of $465 and $437 as of March 31, 2007 and December 31, 2006, respectively)	3	3

Total accounts receivable	42,217	35,234

Inventories	6,989	6,518
Other receivables (including other receivables of $210 and $296 due from related parties as of March 31, 2007 and December 31, 2006, respectively)	3,746	4,288
Deferred income tax assets - current	—	124
Prepaid expenses and other current assets (including prepaid expenses and other current assets of $244 and $241 due from related parties as of March 31, 2007 and December 31, 2006, respectively)	5,973	5,614
Assets held for sale	—	857

Total current assets	225,822	216,585

Long-term investment	1,804	1,787
Property and equipment - net	1,851	1,857
Goodwill	18,039	17,993
Other acquired intangible assets - net	4,247	4,765
Deferred income tax assets - non-current	1,175	1,175

Total Assets	$252,938	$244,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade notes payable	$2,976	$4,045
Accounts payable	16,985	15,537
Accrued expenses	11,625	11,738
Deferred revenue (including deferred revenue of nil and $339 from related parties as of March 31, 2007 and December 31, 2006, respectively)	21,874	23,169
Accrued employee benefits	18,627	18,376
Other payables (including other payables of $691 and $685 due to related parties as of March 31, 2007 and December 31, 2006, respectively)	4,651	4,450
Income taxes payable	—	927
Other taxes payable	4,500	3,232
Deferred income tax liabilities - current	64	—
Liabilities held for sale	—	227

Total current liabilities	81,302	81,701

Unrecognized tax benefits	687	—

Total liabilities	81,989	81,701

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 43,130,140 and 43,076,034 shares issued as of March 31, 2007 and December 31, 2006, respectively; 43,130,140 and 43,076,034 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively)	431	431
Additional paid-in capital	196,272	195,881
Accumulated deficit	(34,376)	(40,556)
Accumulated other comprehensive income	8,622	6,705

Total stockholders’ equity	170,949	162,461

Total Liabilities and Stockholders’ Equity	$252,938	$244,162

(1)	December 31, 2006 balances were extracted from audited financial statements

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:

Net income	$6,396	$360

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	200	398

Stock-based compensation expense	939	135

Amortization of other acquired intangible assets	552	153

Loss on disposal of property and equipment	2	45

Gain from sale of investments	(25)	—

Gain on settlement of escrow	(2,734)	—

Provision for bad debt	(319)	793

Provision for inventory	(186)	(128)

Gain on sale of discontinued components	(1,536)	—

Changes in operating assets and liabilities:

Trade notes receivable	240	1,837

Accounts receivable	(6,183)	(1,265)

Inventories	(285)	(349)

Other receivables	281	(843)

Deferred income taxes	188	(97)

Prepaid expenses and other current assets	(397)	155

Trade notes payable	(1,069)	2,316

Accounts payable	882	3,484

Accrued expenses	(149)	375

Deferred revenue	(1,346)	(1,307)

Accrued employee benefits	181	951

Other payables	95	(606)

Other taxes payable	1,259	739

Income tax liabilities	(454)	61

Net cash (used in) provided by operating activities	(3,468)	7,207

Cash flows from investing activities:

(Increase) decrease in restricted cash	(33)	1,010

(Increase) decrease in short-term investments	(17,833)	24

Proceeds from sales of short-term investments	2,663	—

Purchases of property and equipment	(97)	(101)

Proceeds from disposal of property and equipment	2	16

Purchase of business, net of cash acquired	(3)	(463)

Proceeds from disposal of business components	1,477	—

Net cash (used in) provided by investing activities	(13,824)	486

Cash flows from financing activities:

Proceeds on exercise of stock options	3,084	245

Repurchase of common stock	—	(7,355)

Net cash provided by (used in) financing activities	3,084	(7,110)

Net (decrease) increase in cash and cash equivalents	(14,208)	583
Cash and cash equivalents at beginning of period	104,575	92,176
Effect of exchange rate changes on cash and cash equivalents	60	426

Cash and cash equivalents at end of period	$90,427	$93,185

Supplemental cash flow information:

Income taxes paid	$541	$—

Supplemental disclosure of non-cash investing activities:

Obligations incurred for purchase of equipment	$83	$175

Supplemental disclosure of non-cash financing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement and Release Agreement, 648,769 shares of the Company’s common stock, valued at $3,633, which had been held in escrow since the closing of the acquisition, were returned to the Company. See Note 10 to the Condensed Consolidated Financial Statements for further discussion on this activity.

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at March 31, 2007, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2007.

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,139 and $1,066 for the three months ended March 31, 2007 and 2006, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in customer contracts. Amounts billed but not yet collected are recorded as untilled receivables and included in accounts receivable. All billed and unbilled amounts are expected to be collected within one year.

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into United States dollars based on the rates of exchange quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not fully convertible into U.S. dollars or other foreign currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of RMB to United States dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including United States dollar. The rate of exchange quoted by the People’s Bank of China on March 31, 2007 was US$1.00=RMB7.7342. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

Reclassifications

Certain prior period balances have been reclassified due to discontinued operations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated results of operations and financial condition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unrecognized Tax Benefits – Effective on January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year, otherwise, the liability will be classified as non-current. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition. See Note 13 to the Condensed Consolidated Financial Statements for additional information.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds, stock funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair market value and unrealized holding gains or losses resulting from changes in market value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of March 31, 2007 and December 31, 2006, all short-term investments, except corporate stocks, of the Company had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for-sale short-term investments:

	March 31, 2007		December 31, 2006
	Cost	Fair value	Cost	Fair value
Bond Fund	$23,394	$23,465	$12,877	$12,900
Balanced Fund	3,881	5,997	3,844	5,295
Stock Fund	7,759	9,075	3,843	4,423
Variable rate preferred securities	22,525	22,525	22,925	22,925
Corporate stock	339	217	339	339

Total	$57,898	$61,279	$43,828	$45,882

As of March 31, 2007, the corporate bonds have amortized cost of $1,527 and fair value of $1,525. No held-to-maturity securities were outstanding as of December 31, 2006. As of March 31, 2007 and December 31, 2006, no trading securities were outstanding.

The Company incurred a gain of $25 (proceeds from sale of available-for-sale securities of $2,590 with cost of $2,586, and proceeds from sale of trading securities of $73 with cost of $52) during the three months ended March 31, 2007. The Company had no sales of short-term investments during the three months ended March 31, 2006.

5. TRADE NOTES RECEIVABLE

As of March 31, 2007 and December 31, 2006, the balances of trade notes receivable of $608 and $848, respectively, included bank acceptance drafts of $70 and nil, and commercial acceptance notes of $538 and $848, respectively, all of which are non-interest bearing and due within six months of issuance.

6. ACCOUNTS RECEIVABLE

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $20,985 at March 31, 2007 and $17,452 at December 31, 2006, net of allowances. Billings are rendered based on agreed milestones included in the contracts with customers. At March 31, 2007 and December 31, 2006, the balance of accounts receivable net of allowances was $21,232 and $17,782, respectively, and represents amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

7. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under Lenovo-AsiaInfo segment is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using the specific identification method. The components of inventories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Raw materials	$643	$843
Finished goods	6,346	5,675

Total inventories	$6,989	$6,518

8. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended March 31
	2007	2006
Net income	$6,396	$360
Unrealized gain (loss) on available-for-sale investments - net of tax effect	1,120	(154)
Change in cumulative foreign currency translation adjustment	797	526

Comprehensive income	$8,313	$732

9. CREDIT FACILITIES

At March 31, 2007 and December 31, 2006, the Company had total short-term credit facilities for working capital purposes totaling $40,687 and $32,806 respectively. The credit facilities as of March 31, 2007 expire between December 2007 and March 2008. The facilities were secured by bank deposits of $11,830 and $11,732 as of March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, unused short-term credit facilities were $37,719 and $28,506, respectively. The used facilities are pledged as security for standby letters of credit and trade notes payable issued to hardware suppliers and customers. Additional bank deposits of $847 and $867 were used for issuing standby letters of credit and bank acceptance drafts at March 31, 2007 and December 31, 2006, respectively. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the condensed consolidated balance sheets) totaled $12,677 and $12,599 at March 31, 2007 and December 31, 2006, respectively.

10. OTHER OPERATING INCOME

On July 27, 2004, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Lenovo Group Limited (“Lenovo”) to acquire Lenovo’s non-telecommunications IT service business. Pursuant to the Acquisition Agreement, AsiaInfo acquired the assets comprising Lenovo’s non-telecommunications related IT services business on October 1, 2004 (the “Acquisition Date”). The acquisition included the business now comprising the Company’s Lenovo-AsiaInfo reportable segment. The Company allocated the Purchase Price of $36,784 to the tangible net assets and liabilities and intangible assets acquired, based on their estimated fair values. Goodwill of $22,921 ($18,855 of which was impaired in 2005) and other intangible assets of $5,924 ($2,342 of which was impaired in 2005) were recognized as a result of the allocation.

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy the seller’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005 (the “Settlement Date”), the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares “General Escrow”, and the other one representing 1,081,281 shares “Security Business Escrow”) to the Escrow Agent.

On March 24, 2006, the Company delivered an Indemnity Notice to Lenovo seeking indemnification under the Acquisition Agreement. On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Lenovo to resolve certain matters arising out of the Acquisition Agreement and the Escrow Agreement. Under the Agreement, 648,769 General Escrow Shares were returned to the Company’s treasury account on February 9, and the remaining 432,512 General Escrow Shares were released to Lenovo. The Agreement also provides for the mutual release of certain claims that the Company or Lenovo may have had against each other relating to the acquisition.

On March 26, 2007, the Company’s Board of Directors authorized the retirement of the 648,769 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares of the Company.

The returned escrow shares were accounted at the historical value of $3,633 as determined at the date shares were issued to the Escrow Agent. It was offsetting the released claims against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as other operating income.

11. DISCONTINUED OPERATIONS

In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (FIS), which is grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity, a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,287 which was structured as follows: (1) $1,517 was received from Fidelity upon closing; (2) $379 escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $379 will be contingent on the assignment of certain contracts; (4) $1,012 will be contingent on an earn-out calculation. The management believes that there are uncertainties regarding the resolution of $379 contract assignment contingency and $1,012 earn-out contingency, and accordingly, deferred the recognition of the sale proceeds and certain directly related transaction costs based on those contingencies until they are resolved. The sale of the business is part of the Company’s on-going strategy to divest operations that are not part of its core telecommunications software and security products and services business.

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operation. Results of FIS discontinued operation are summarized as follows:

	Three Months Ended March 31,
	2007	2006
Revenue of discontinued component	$167	$935
(Loss) income from operations of discontinued component	(91)	223
Gain on sales of discontinued component	1,536	—
Income tax	—	—

Gain on discontinued operations	$1,445	$223

12. TRADE NOTES PAYABLE

As of March 31, 2007 and December 31, 2006, the balances of trade notes payable of $2,976 and $4,045, respectively, represented commercial notes of $344 and $336, and bank acceptance drafts of $2,632 and $3,709, respectively, that are non-interest bearing and due within six months of issuance.

13. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2007	2006
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(35)	(16)
(Decrease) increase in valuation allowance	(4)	9
Subpart F income inclusion	8	—
Stock-based compensation	6	—
Nontaxable income on settlement of escrow	(9)	—
Other permanent differences	—	3%

	1%	31%

During the three months ended March 31, 2007, the Company recorded a one-time tax benefit of $219 due to a retroactive change of enacted tax rate from 15% to 10% for AsiaInfo Technologies (China), Inc. (“AIBJ”) for taxable year 2006. The reduction in tax rate for AIBJ is a result of AIBJ being qualified as a “Key Software Enterprise” for fiscal year 2006, and therefore enjoying a 10% tax rate for income earned during 2006 according to government regulations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $687. As a result of the implementation of FIN 48, the Company recognized a $214 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $473 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $687 of tax benefits that, if recognized, would affect the effective tax rate. None of the unrecognized benefit would affect deferred taxes or other tax accounts.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. No interest and penalties were recognized in the statement of operations and statement of financial position as of 12/31/2006. The Company increased its accrual for interest and penalties to $20 as of 1/1/2007.

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions.

The Company’s operations are subject to income and transaction taxes in the United States and in certain foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Tax authorities may challenge the allocation of profits between the Company’s subsidiaries and may challenge certain tax benefits claimed on its tax returns, and the Company may not prevail in any such challenge. If the Company was not to prevail, it could be subject to higher tax rates or lose certain tax benefit that could result in higher tax rate.

The Company does not anticipate any events which could cause change to these uncertainties.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2006 are remaining open in various taxing jurisdictions.

14. STOCK-BASED COMPENSATION

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

Option activity for the Option Plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2007	6,167,157	$7.26
Granted	—	—
Cancelled or expired	(23,718)	8.10
Exercised	(702,875)	4.39

Outstanding, March 31, 2007	5,440,564	$7.62

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

A restricted stock unit (RSU) is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. RSUs as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2007	394,773	$4.21
Granted	—	—
Vested	—	—
Forfeited	(1,050)	4.05

Restricted stock units unvested at March 31, 2007	393,723	$4.21

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (PSU) and 1,995,000 PSUs were granted in November 2006. Unlike the previous RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock. PSUs as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2007	1,995,000	$4.22
Granted	30,000	5.96
Forfeited or expired	—	—
Vested	—	—

Performance-based restricted stock units unvested at March 31, 2007	2,025,000	$4.24

Accounting for share-based compensation

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

Fair values of RSUs and PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated by an independent third-party appraiser which adopted a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology.

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three months ended March 31, 2007 and 2006, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$192	$33
Sales and marketing	330	29
General and administrative	253	53
Research and development	164	20

Total stock-based compensation expense	$939	$135

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2007	2006
Net income (numerator)—basic and diluted
Income from continuing operations	$4,951	$137
Income from discontinued operations, net of taxes	1,445	223

Net income	$6,396	$360

Shares (denominator)
Weighted average common stock outstanding
Basic	43,150,828	45,453,267
Dilutive effect of stock-based compensation	1,537,294	908,329

Diluted	44,688,122	46,361,596

Net income from continuing operations per share
Basic	$0.12	$—

Diluted	$0.11	$—

Net income from discontinued operations, net of tax, per share
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Net income per share
Basic	$0.15	$0.01

Diluted	$0.14	$0.01

As of March 31, 2007 and 2006, the Company had 2,193,024 and 4,839,364 common stock options outstanding, respectively, that were excluded in the computation of diluted earnings per share (“EPS”) in these periods, as their exercise prices exceeded the average market values in such periods. These options could potentially have a dilutive effect on EPS in the future.

16. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005 and 2006, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2006. The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed income statement and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended March 31,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$17,513	$2,087	$19,600	$14,455	$766	$15,221
Service	3,465	104	3,569	3,023	132	3,155
Third party hardware	6,884	2	6,886	8,176	12	8,188

Total revenue:	27,862	2,193	30,055	25,654	910	26,564

Cost of revenues:
Software products and solutions	8,256	717	8,973	6,797	478	7,275
Service	1,562	134	1,696	1,666	246	1,912
Third party hardware	6,540	2	6,542	7,768	11	7,779

Total cost of revenues	16,358	853	17,211	16,231	735	16,966

Gross Profit	11,504	1,340	12,844	9,423	175	9,598

Business unit expenses:
Sales and marketing	4,386	1,684	6,070	2,632	1,318	3,950
General and administrative(1)	(91)	10	(81)	350	491	841
Research and development	3,673	413	4,086	2,742	462	3,204

Total business unit expenses	7,968	2,107	10,075	5,724	2,271	7,995

Other operating income	—	2,734	2,734	—	—	—
Contribution profit (loss)	$3,536	$1,967	$5,503	$3,699	$(2,096)	$1,603

	As of March 31, 2007			As of December 31, 2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$195,878	$57,060	$252,938	$215,775	$28,387	$244,162

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2007 balances in AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended March 31, 2007.

(2)

Included in total assets are net accounts receivable of $39,877 and $2,340 for AsiaInfo Technologies and Lenovo-AsiaInfo at March 31, 2007, respectively, and $33,284 and $1,950 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2006, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended March 31,
	2007	2006
Total contribution profit for reportable segments	$5,503	$1,603
Corporate general and administrative expenses	(2,029)	(2,315)
Net interest income	1,557	968
Gain on investments	25	—
Other expense, net	(72)	(58)

Income before income taxes	$4,984	$198

For the three months ended March 31, 2007, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of March 31, 2007, 100% of the Company’s long-lived assets were located in the PRC.

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from the escrow account in February 2007. As of March 31, 2007, Lenovo owned approximately 10 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three months ended March 31, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $3,555.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three months ended March 31,
	2007	2006
	Lenovo	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$1,117	$1,117
Service	—	—	679	679
Third party hardware	—	—	2,129	2,129

Total revenues	—	—	3,925	3,925

Purchases:
Software products and solutions	1	9	11	20
Service	—	—	6	6
Third party hardware	—	—	—	—

Total purchases	1	9	17	26

Operating expenses:
Sales and marketing	25	23	6	29
General and administrative	—	—	4	4
Research and development	1	2	10	12

Total operating expenses	$26	$25	$20	$45

	As of March 31, 2007	As of December 31, 2006
	Lenovo	Lenovo
Balances with related parties:
Prepaid expenses and other current assets	$244	$241
Net accounts receivable	3	3
Other receivables	210	296
Accounts payable	—	—
Deferred revenue	—	339
Other payables	691	685

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three months ended March 31, 2007, the Company did not enter into any software solutions contracts with Beijing UITV. During the three months ended March 31, 2006, the Company entered into a software solutions contract with Beijing UITV valued at approximately $44. The Company recorded nil and $41 of software products and solutions revenue in the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had no account receivable from Beijing UITV.

The Company believes that all transactions with related parties were arm’s length negotiated transactions on terms that are no less favorable than terms that would have been received from an unrelated party.

18. COMMITMENTS AND CONTINGENCIES

On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, have all been transferred to a single federal district judge for purposes of case management.

In June 2003, based on a decision made by a special independent committee of its Board, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. The proposed settlement contemplated that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplated that the Company would assign any claims it may have against the underwriters of its IPO for excess commissions to the plaintiffs.

On October 13, 2004, the District Court certified six representative cases (out of hundreds of IPO cases that have been filed) as class actions. These cases were designated “focus cases” and the Court’s rulings in those cases going forward were intended to be templates for the remaining hundreds of cases. After objection from the underwriter defendants to the appropriateness of treating these cases as class actions, the Second Circuit Court of Appeals heard the underwriter defendants’ appeal of the District Court’s class certification decision, and on April 6, 2007 ruled that none of the six focus cases can be certified as a class action.

Based on the rulings from the Second Circuit Court of Appeals regarding class certification, the District Court is likely to disapprove the proposed settlement described above. If the proposed settlement is not approved and consummated, the parties may consider revising the terms and re-submitting a proposed settlement to the District Court for approval. If no settlement can be reached, the plaintiffs may still bring individual case against the Company, and the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify it for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, the “Exchange Act”. The Private Securities Litigation Reform Act of 1995, or the “Reform Act”, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed below under Item 1A. Risk Factors in Part II Other Information.

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo Holdings Inc., its subsidiaries and consolidated variable interest entities.

Overview

We are a leading provider of high-quality telecom software solutions and information technology (“IT”) security products and services in China. As an established leader in the Chinese telecommunications industry, we became a leading provider of security products and services in China with the acquisition of the non-telecom related IT services business of Lenovo Group Limited (“Lenovo”) in 2004. In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), and China Telecommunications Corporation (“China Telecom”). In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated IT security products and services to many small and medium sized companies in China.

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Netcom and China Telecom. Sales to China Mobile and its subsidiaries amounted to approximately 61%, 51% and 50% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 14%, 20% and 24% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 12%, 12% and 9% of our total revenues in 2006, 2005 and 2004, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 5%, 3% and 3% of our total revenues in 2006, 2005 and 2004, respectively. The sum of our top five receivable balances represented 95% and 93% of our total receivable balances as at December 31, 2006 and 2005, respectively.

As a result of our reliance on key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. Ongoing uncertainty in the telecommunications industry, combined with the Chinese government’s measures to control over-heating of the Chinese economy, has contributed and may continue to contribute to cautious spending by our telecommunications customers. In addition, any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which would likely have an adverse impact on our business.

In the fourth quarter of 2004, we acquired the non-telecommunications-related IT services division of Lenovo Group Limited (“Lenovo”), in a transaction valued at approximately $36.8 million. As of March 31, 2007, Lenovo owned approximately 10% of our outstanding common stock. In connection with the acquisition, we have been organized as two business divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. Each business division is further organized into three operating segments by product types: (1) software products and solutions, (2) service, and (3) third party hardware. In 2006, the Lenovo-AsiaInfo division generated approximately $9.1 million in revenue, representing more than 8% of our total revenues for the year.

We remain on the look-out for attractively-priced acquisitions that can be easily integrated into our existing operations and that will contribute to our expansion of market share. In May 2006, we signed two agreements to acquire certain telecom businesses of Shanghai Emice Information Technology Co., Ltd and Beijing GCTech Company Limited, respectively. These acquisitions are consistent with our strategy of expanding our high-margin telecom software solutions business and enhancing our telecommunication software solutions offerings.

In line with our on-going strategy to divest operations that are not part of our core telecommunications software and IT security products and services business, in December 2006, we signed an agreement with Fidelity National Information Services, Inc. (“Fidelity”) to sell certain assets comprising our financial services IT solutions business.

For details regarding these acquisitions, please refer to Note 3 of the accompanying notes included in our audited financial statements in Form 10-K for the fiscal year ended December 31. 2006.

Recent Development

In the quarter ended March 31, 2007, we experienced healthy demand for our market leading Business and Operation Support Systems (BOSS) and Business Intelligence (BI) systems as telecom operators develop solutions tailored to specific end-user needs and market segments. We signed contracts to enhance BI systems for nine China Mobile subsidiaries. We committed to upgrading China Mobile’s BOSS systems in four provinces.

We also grew our market share in the telecom software space with new contracts to develop BI systems for Yunnan Mobile and Tibet Mobile. With these two additions, our leadership in the China Mobile market has extended to 15 provinces and the headquarters. AsiaInfo’s BI systems now support more than 150 million users and over 500 terabytes of data in China.

Aside from our core telecom solutions, we also won two contracts for our new telecom software solutions. Firstly, we partnered with China Unicom to create a Code Division Multiple Access (CDMA) push mail platform that will allow users to synchronize email accounts, and send and receive emails on the go. Secondly, we recently won a contract to develop China’s first mobile device management platform for China Mobile.

In addition, we won our first third generation mobile networks (3G) BOSS bid for China Mobile’s extended TD-SCDMA trial in four provinces and three municipalities.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 16 to the Condensed Consolidated Financial Statements for detailed financial information regarding segment reporting.

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

	Three Months Ended March 31,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$17,513	$2,087	$19,600	$14,455	$766	$15,221
Service revenue	3,465	104	3,569	3,023	132	3,155
Third party hardware revenue net of hardware costs	344	—	344	408	1	409

Total revenues net of hardware costs	21,322	2,191	23,513	17,886	899	18,785
Total hardware costs	6,540	2	6,542	7,768	11	7,779

Total revenues	$27,862	$2,193	$30,055	$25,654	$910	$26,564

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

Under the old enterprise income tax laws of China, foreign invested enterprises, or FIEs, satisfying certain criteria can enjoy preferential tax treatment. Several of our operating subsidiaries are FIEs and enjoy certain preferential tax treatments in China. Please refer to Note 15 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended on December 31, 2006 for details of the preferential tax treatment for these subsidiaries.

On March 16 2007, the Enterprise Income Tax Law of the People’s Republic of China (the “New EIT Law”) was passed. It will become effective on January 1, 2008. Under the New EIT Law, a single set of laws shall apply to all enterprises, including domestic enterprises, FIEs and foreign enterprises, for tax purposes. The New EIT Law unifies the enterprise income tax rate at 25%. This rate is higher than the 15% to 24% rate currently enjoyed by some FIEs located in special zones or operating in certain industry sectors, but lower than the 33% rate currently applicable to other enterprises, including domestic enterprises. The New EIT Law contains grandfathering provisions for enterprises that have been established or approved to be established prior to its promulgation date. The New EIT Law also provides special tax incentives for certain industries and certain geographic locations, effective post January 1, 2008. No detailed rules have been published as of the date of this report regarding the various tax incentives provided by the New EIT Law.

As our subsidiaries in China generally operate either as “High and New Technology Enterprises”, “Software Enterprises”, or “Advanced Technology Enterprises”, under the new EIT Law we anticipate that our tax rates for our operating entities will not change significantly prior to 2010.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the three-month period ended March 31, 2007.

Pursuant to the rate of exchange quoted by China’s central bank, as of March 31, 2007 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB7.734.

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

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first three quarters of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three-month period ended March 31, 2007, we recorded $ 0.9 million of stock-based compensation expense, respectively, and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $30.1 million for the three-month period ended March 31, 2007, 13% higher than the year ago period and down 6% sequentially. The overall year-over year increases in gross revenues are largely the result of increases in software products and solutions revenues described below. The sequential decreases in gross revenue were due to the seasonality of China’s telecom and IT security market, which is typically slowest in the first quarter of the year.

Software products and solutions revenue was $19.6 million for the three-month period ended March 31, 2007, representing increases of 29% over the comparable periods in 2006 and a 9% sequential decrease. The increases in software products and solutions revenue were mainly due to the continuous growth in our telecommunications software business, which has grown organically and through several small acquisitions. We are seeing increasing interest from our telecommunications customers in differentiating and improving their customer services. During the first quarter, we deployed software solutions for telecommunications customers in areas including billing, customer relationship management, business intelligence, and wireless device management. First quarter telecom software products and solutions revenue rose 21% year-over-year and as telecom customers upgraded and expanded their BOSS systems and invested in more sophisticated technology. Sequentially, telecom software products and solutions revenue declined 3% from the previous quarter, due to the seasonality of the telecom software market, which is the lowest during the first quarter.

Service revenue was $ 3.6 million in the three-month period ended March 31, 2007, representing decreases of 13% against the comparable periods in 2006 and a 2% increase over the previous quarter. The sequential increase was primarily due to revenues from a network integration contract with China Netcom. Third party hardware revenue for the three-month period ended March 31, 2007 was $6.9 million, 16% decreases over the comparable periods in 2006 and a 2% decrease sequentially. Third party hardware revenue has been generally decreasing in the past several years as we have increasingly focused on our software product and solutions business; however, from time to time we offer hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed 7% to our gross revenues in the first quarter of 2007, including a 11% contribution to software products and solutions revenue and a 3% contribution to service revenue. Lenovo-AsiaInfo contributed 3% to our gross revenue in the year-ago period and 11% in the previous quarter.

During the first quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for approximately 91% of our total revenue.

Cost of revenues. Our cost of revenues increased 1% to $17.2 million in the three-month period ended March 31, 2007, compared to $17.0 million in the comparable periods of 2006. Our cost of revenue declined 7% over the previous quarter. These changes were in line with the corresponding changes in gross revenue.

Gross profit. Our gross profit margin increased from 36% in the same period last year to 43% in the first quarter of 2007, which reflected the improving operating results of our Lenovo-AsiaInfo division. Sequentially, our gross profit margin increased from 42% to 43%.

During the first quarter, our telecommunications business posted a contribution profit, before corporate general and administrative expenses, of $3.5 million, decreasing by 4% over the same period last year and increasing 2% sequentially. The year-over-year decrease was largely due to the increases in sales and marketing expenses and research and development expenses discussed below, while the sequential increase was largely due to the decrease in general and administrative expense. Lenovo-AsiaInfo’s net income from continuing operations included $2.7 million in other operating income. This income relates to a Settlement Agreement that AsiaInfo entered into with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo. For further information please refer to the Company’s Current Report on Form 8-K dated January 30, 2007. As a result, Lenovo-AsiaInfo posted a contribution profit, before corporate general and administrative expenses, of $2.0 million. Excluding this other operating income, Lenovo-AsiaInfo would have posted a contribution loss of $0.8 million.

Operating expenses. Our operating expenses in the first quarter of 2007 were $12.1 million, representing a increase of 17% over the comparable period in 2006 and a sequential decrease of 1%. The year-over-year increase was due to increased sales and marketing and research and development expenses discussed below, while the sequential increase was mainly attributable to reduction in general and administrative expenses,

Sales and marketing expenses were $6.1 million for the three-month periods ended March 31, 2007, representing increases of 54% over the comparable periods in 2006 and a 6% sequential decrease. The year-over-year increase was mainly due to increased sales commissions relating to a higher volume of sales orders in the first quarter.

General and administrative expenses were $1.9 million for the three-month period ended March 31, 2007, representing decreases of 38% over the comparable periods in 2006 and 3% sequentially. The decrease in general and administrative expenses were primarily due to recovery of bad debt expense.

Research and development expenses were $4.1 million for the three-month period ended March 31, 2007, representing increases of 28% over the comparable periods in 2006 and a 10% increase compared to the previous quarter. The increases were in line with our strategy of continuing to invest in our research and development capabilities and position AsiaInfo for future market opportunities.

Net income from continuing operations. Net income from continuing operations for the first quarter of 2007 was $5.0 million, or $0.12 per basic share. Net income in the year-ago period was $0.1 million or $0.00 per basic share, and $1.9 million or $0.05 per basic share in the previous quarter.

Net income from discontinued operations. In the first quarter of 2007, we closed a transaction to sell the financial service IT solutions business to Fidelity National Information Services. The company recognized a gain from sale of the discontinued operation for its first quarter of US$ 1.4 million, or $ 0.03 per basic share. For detailed information regarding the transaction, please refer to the company’s Current Report on Form 8-K dated December 12, 2006.

In the year-ago period net income from discontinued operation was $0.2 million, or $0.01 per basic share. We recorded a gain from discontinued operation of $0.2 million in the previous quarter. Discontinued operations refer to certain non-core businesses that the Company discontinued in previous periods.

Net income. Net income for the first quarter of 2007 was $6.4 million, or $0.15 per basic share, compared to $0.4 million, or $0.01 per basic share, for the year-ago period, and $2.1 million, or $0.05 per basic share, for the previous quarter.

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

Our net cash used in operating activities for the three-month period ended March 31, 2007 was $3.4 million. This was primarily attributable to our net income of $6.4 million, adjusted by a net non-cash related gain of $3.0 million, and a net increase in the components of our working capital of $6.8 million.

Our accounts receivable balance at March 31, 2007 was $42.2 million, consisting of $21.2 million in billed receivables and $21.0 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding at March 31, 2007 were 117 days, as compared to last quarter’s 120 days.

Our inventory position at the end of the first quarter of 2007 was approximately $7.0 million, an increase of US $0.4 million as compared to December 31,2006. The sequential increase was mainly due to increased 3rd party software, procurement. Our net cash used in investing activities for the three-month period ended March 31, 2007 was $13.9 million. This was primarily due to the increase in short-term investments of $17.8 million, which was partially offset by proceeds from sale of short-term investment of 1.4 million.

Our net cash provided by financing activities for the three-month period ended March 31, 2007 was $3.1 million. This was primarily due to proceeds generated by the exercise of stock options.

As of March 31, 2007, we had total short-term credit facilities for working capital purposes totaling $40.7 million, expiring by March 2008, which were secured by bank deposits of $11.8 million. At March 31, 2007, unused short-term credit facilities were $37.7 million and used facilities totaled $3.0 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $0.9 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2007. Bank deposits pledged as security for these credit facilities totaled $12.7 million as of March 31, 2007 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we have not entered into any material off-balance sheet arrangements with any individuals or entities.

Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. We are currently evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2007. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of March 31, 2007, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB7.7342. If the exchange rate were to increase by 10% to US$1.00 = RMB8.5076, our net assets would potentially decrease by $9.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.9608, our net assets would potentially increase by $11.7 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, based on a decision made by a special independent committee of our Board, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. The proposed settlement contemplated that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplated that we would assign any claims we may have against the underwriters of our IPO for excess commissions to the plaintiffs.

On October 13, 2004, the District Court certified six representative cases (out of hundreds of IPO cases that have been filed) as class actions. These cases were designated “focus cases” and the Court’s rulings in those cases going forward were intended to be templates for the remaining hundreds of cases. After objection from the underwriter defendants to the appropriateness of treating these cases as class actions, the Second Circuit Court of Appeals heard the underwriter defendants’ appeal of the District Court’s class certification decision, and on April 6, 2007 ruled that none of the six focus cases can be certified as a class action.

Based on the rulings from the Second Circuit Court of Appeals regarding class certification, the District Court is likely to disapprove the proposed settlement described above. If the proposed settlement is not approved and consummated, the parties may consider revising the terms and re-submitting a proposed settlement to the District Court for approval. If no settlement can be reached, the plaintiffs may still bring individual case against us, and we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal quarter ended March 31, 2007, we did not have any other material legal proceedings brought against us.

ITEM 1A.	RISK FACTORS

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Telecom and China Netcom Group. China Mobile accounted for [*]% of our revenues in 2006. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Despite our business development in the security products and services market following the acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004, the revenue expected to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

The security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, has conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a Settlement and Release Agreement with Lenovo to resolve certain claims arising out of that inquiry.

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

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”). Lenovo Computer System and Technology Services Limited (“Lenovo Computer”), which is owned by certain subsidiaries of Lenovo and has been operating the information security solutions business for more than four years, continues to perform certain previously executed contracts. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Lenovo Security has now obtained most of the requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Computer or in Lenovo Security, but instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo Technologies, Inc. (“Lenovo-AsiaInfo”), our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2007 annual meeting of stockholders, filed with the SEC on March 14, 2007.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the U.S.). We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal shareholders, live outside of the U.S., principally in Beijing and Hong Kong. As a result, you may not be able to:

•	effect service of process upon those persons within the U.S.; or

•	enforce against those persons judgments obtained in United States courts, including judgments relating to the federal securities laws of the U.S.

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

AsiaInfo Holdings, Inc., our ultimate holding company, uses U.S. dollars as its reporting and functional currency. The financial records of our PRC subsidiaries are maintained in Renminbi, their functional currency and the currency of the PRC. Their balance sheets are translated into U. S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $2.6 million and $2.3 million in other comprehensive income (loss) in 2006 and 2005, respectively.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Since we are a Delaware Corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

If these tax benefits to our subsidiary are no longer available, certain of our subsidiaries may be subject to higher rates of enterprise income tax in China, which could cause a reduction in our after-tax income. In addition, as our operations are subject to income and transaction taxes in the United States and in certain foreign jurisdictions, tax authorities may challenge the allocation of profits between our subsidiaries and may challenge certain tax benefits claimed on our tax returns, and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or lose certain tax benefit that could result in higher tax rate.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Stockholders

We held our Annual Meeting of Shareholders on April 24, 2007. For more information on the following proposals, please refer to our definitive proxy statement dated March 14, 2007, the relevant portions of which are incorporated herein by reference.

(1)	Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

DIRECTOR	FOR	WITHHELD
Tao Long	33,763,624	639,194
Tom Manning	33,764,654	638,164
Steve Zhang	33,748,209	654,609

(2)	Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditors:

For	33,771,751
Against	64,765
Abstain	566,302

Total	34,402,818

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 9, 2007	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated October 21, 2004

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31 (11)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.32 (11)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.33 (13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34 (13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.38 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) (filed herewith) *

10.40 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) *

10.41 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) *

10.42 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) *

10.43 (3)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.44 (3)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Ying Han dated May 30, 2003*

10.45 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.46 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

11.1	Statement regarding computation of per share earnings (included in Note 15 to the condensed consolidated financial statements in this report)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.