Form 10-Q
period 2007-06-30
ASIAINFO HOLDINGS INC
filed 2007-08-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 7, 2007 was  43,598,615.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Software products and solutions
Sales to non-related parties	$22,406	$14,603	$42,006	$28,666
Sales to related parties	—	1,544	—	2,702

Total software products and solutions	22,406	16,147	42,006	31,368

Service
Sales to non-related parties	4,011	2,011	7,580	4,487
Sales to related parties	—	669	—	1,348

Total Service	4,011	2,680	7,580	5,835

Third party hardware
Sales to non-related parties	3,153	3,750	10,039	9,809
Sales to related parties	—	557	—	2,686

Total third party hardware	3,153	4,307	10,039	12,495

Total revenues	29,570	23,134	59,625	49,698

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of nil and $11, amortization of other acquired intangible assets of $163 and $88 for the three months ended June 30, 2007 and 2006, respectively; cost of purchases from related parties of $1 and $31, amortization of other acquired intangible assets of $358 and $140 for the six months ended June 30, 2007 and 2006, respectively)	10,116	7,941	19,089	15,216
Service (including cost of purchases from related parties of nil and $3 for the three months ended June 30, 2007 and 2006, respectively; including cost of purchases from related parties of nil and $9 for the six months ended June 30, 2007 and 2006, respectively)	1,980	2,011	3,676	3,923
Third party hardware (including cost of purchases from related parties of $583 and nil for the three months ended June 30, 2007 and 2006, respectively; including cost of purchases from related parties of $583 and nil for the six months ended June 30, 2007 and 2006, respectively)	2,995	4,092	9,537	11,871

Total cost of revenues	15,091	14,044	32,302	31,010

Gross profit	14,479	9,090	27,323	18,688

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $18 and $18, amortization of other acquired intangible assets of $360 and $129 for the three months ended June 30, 2007 and 2006, respectively; sales and marketing expenses incurred from transactions with related parties of $43 and $47, amortization of other acquired intangible assets of $717 and $230 for the six months ended June 30, 2007 and 2006, respectively)	6,653	4,140	12,723	8,090

General and administrative (including general and administrative expenses incurred from transactions with related parties of nil and $3 for the three months ended June 30, 2007 and 2006, respectively; general and administrative expenses incurred from transactions with related parties of nil and $7 for the six months ended June 30, 2007 and 2006, respectively)	2,470	1,275	4,418	4,431
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $11 for the three months ended June 30, 2007 and 2006, respectively; research and development expenses incurred from transactions with related parties of $2 and $23 for the six months ended June 30, 2007 and 2006, respectively)	4,161	3,498	8,247	6,702

Total operating expenses	13,284	8,913	25,388	19,223

Other operating income	—	—	2,734	—

Income (loss) from operations	1,195	177	4,669	(535)

Other income
Interest income	1,249	1,127	2,806	2,095
Gain on investments	556	—	581	—
Other income (expenses), net	52	3	(20)	(55)

Total other income, net	1,857	1,130	3,367	2,040

Income from continuing operations before income taxes	3,052	1,307	8,036	1,505
Income tax expense	554	205	587	266

Income from continuing operations	2,498	1,102	7,449	1,239
Income from discontinued operations, net of taxes	—	246	1,445	469

Net income	$2,498	$1,348	$8,894	$1,708

Net income from continuing operations per share:
Basic	$0.06	$0.02	$0.17	$0.03

Diluted	$0.06	$0.02	$0.17	$0.03

Net income from discontinued operations per share:
Basic	$—	$0.01	$0.04	$0.01

Diluted	$—	$0.01	$0.03	$0.01

Net income per share
Basic	$0.06	$0.03	$0.21	$0.04

Diluted	$0.06	$0.03	$0.20	$0.04

Shares used in computation:
Basic	43,231,164	43,941,763	43,191,216	44,693,342

Diluted	45,050,920	44,916,700	44,869,741	45,634,975

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In US dollars thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006(1)
ASSETS
Current Assets:
Cash and cash equivalents	$87,668	$104,575
Restricted cash	13,435	12,645
Short-term investments	63,381	45,882
Trade notes receivable	152	848
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $2,473 and $2,874 as of June 30, 2007 and December 31, 2006, respectively)	41,150	35,231
Accounts receivable due from related parties (net of allowances of $446 and $437 as of June 30, 2007 and December 31, 2006, respectively)	4	3

Total accounts receivable	41,154	35,234

Inventories	5,902	6,518
Other receivables (including other receivables of $207 and $296 due from related parties as of June 30, 2007 and December 31, 2006, respectively)	2,641	4,288
Deferred income tax assets—current	—	124
Prepaid expenses and other current assets (including prepaid expenses and other current assets of nil and $241 due from related parties as of June 30, 2007 and December 31, 2006, respectively)	6,063	5,614
Assets held for sale	—	857

Total current assets	220,396	216,585

Long-term investment	1,833	1,787
Property and equipment—net	1,891	1,857
Goodwill	18,114	17,993
Other acquired intangible assets—net	3,770	4,765
Deferred income tax assets—non-current	1,175	1,175

Total Assets	$247,179	$244,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade notes payable	$4,309	$4,045
Accounts payable	10,387	15,537
Accrued expenses	11,720	11,738
Deferred revenue (including deferred revenue of $348 and $339 from related parties as of June 30, 2007 and December 31, 2006, respectively)	17,486	23,169
Accrued employee benefits	13,688	18,376
Other payables (including other payables of $702 and $685 due to related parties as of June 30, 2007 and December 31, 2006, respectively)	4,553	4,450
Income taxes payable	71	927
Other taxes payable	2,938	3,232
Deferred income tax liabilities—current	2,135	—
Liabilities held for sale	—	227

Total current liabilities	67,287	81,701

Unrecognized tax benefits	689	—

Total liabilities	67,976	81,701

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 43,572,340 and 43,076,034 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	436	431
Additional paid-in capital	198,235	195,881
Accumulated deficit	(31,878)	(40,556)
Accumulated other comprehensive income	12,410	6,705

Total stockholders’ equity	179,203	162,461

Total Liabilities and Stockholders’ Equity	$247,179	$244,162

(1)	December 31, 2006 balances were extracted from audited financial statements

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In US dollars thousands, except share and per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,894	$1,708
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	410	728
Stock-based compensation expense	1,851	272
Amortization of other acquired intangible assets	1,075	370
Loss on disposal of property and equipment	2	42
Gain from sale of investments	(581)	—
Gain on settlement of escrow	(2,734)	—
Provision for bad debt	(182)	(112)
Provision for inventory	(146)	(104)
Gain on sale of discontinued components	(1,536)	(140)
Proceeds from sales of trading securities	171	—
Purchases of trading securities	(105)	—
Changes in operating assets and liabilities:
Trade notes receivable	696	3,186
Accounts receivable	(5,257)	213
Inventories	762	1,532
Other receivables	1,391	(787)
Prepaid expenses and other current assets	(488)	207
Trade notes payable	264	3,515
Accounts payable	(5,716)	960
Accrued expenses	(54)	(167)
Deferred revenue	(5,735)	(4,209)
Accrued employee benefits	(4,759)	386
Other payables	661	(220)
Other taxes payable	(303)	123
Income tax liabilities	(381)	(102)

Net cash (used in) provided by operating activities	(11,800)	7,401

Cash flows from investing activities:
(Increase) decrease in restricted cash	(412)	943
Purchases of short-term investments	(25,231)	(3,801)
Proceeds from sales of short-term investments	14,588	4,750
Purchases of property and equipment	(273)	(316)
Proceeds from disposal of property and equipment	3	21
Purchase of business, net of cash acquired	(706)	(4,496)

Proceeds from disposal of business components	1,477	161

Net cash used in investing activities	(10,554)	(2,738)

Cash flows from financing activities:
Proceeds on exercise of stock options	4,130	312
Repurchase of common stock	—	(14,035)

Net cash provided by (used in) financing activities	4,130	(13,723)

Net decrease in cash and cash equivalents	(18,224)	(9,060)
Cash and cash equivalents at beginning of period	104,575	92,176
Effect of exchange rate changes on cash and cash equivalents	1,317	498

Cash and cash equivalents at end of period	$87,668	$83,614

Supplemental cash flow information:
Income taxes paid	$975	$344

Supplemental disclosure of non-cash investing activities:
Obligations incurred for purchase of equipment	$127	$179

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at June 30, 2007, final amounts may differ from these estimates.

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

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,636 and $1,039 for the three months ended June 30, 2007 and 2006, respectively. The rebate totaled $2,775 and $2,105 for the six months ended June 30, 2007 and 2006, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in customer contracts. Amounts billed but not yet collected are recorded as billed receivables and included in accounts receivable. All billed and unbilled amounts are expected to be collected within one year.

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the rates of exchange quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not fully convertible into U.S. dollars or other foreign currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of RMB to U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including U.S. dollar. The rate of exchange quoted by the People’s Bank of China on June 30, 2007 was US$1.00=RMB7.6155. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at that rate or at any other rate.

Reclassifications

Certain prior period balances have been reclassified due to discontinued operations.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated results of operations and financial condition.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unrecognized Tax Benefits – Effective on January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year, otherwise, the liability will be classified as non-current. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition. See Note 13 for additional information.

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds, stock funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair market value and unrealized holding gains or losses resulting from changes in market value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of June 30, 2007 and December 31, 2006, all short-term investments, except corporate stocks, of the Company had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for-sale short-term investments:

	June 30, 2007		December 31, 2006
	Cost	Fair value	Cost	Fair value
Bond funds	$19,812	$19,874	$12,877	$12,900
Balanced funds	3,417	6,674	3,844	5,295
Stock funds	7,880	12,572	3,843	4,423
Variable rate preferred securities	22,525	22,525	22,925	22,925
Corporate stocks	339	204	339	339

Total	$53,973	$61,849	$43,828	$45,882

As of June 30, 2007, the held-to-maturity securities consist of the corporate bonds that have amortized cost of $1,532 and fair value of $1,529. No held-to-maturity securities were held as of December 31, 2006. As of June 30, 2007 and December 31, 2006, no trading securities were held.

The Company incurred a gain of $556 (proceeds from sale of available-for-sale securities of $11,598 with cost of $11,087, and proceeds from sale of trading securities of $98 with cost of $53) and $581 (proceeds from sale of available-for-sale securities of $14,588 with cost of $14,073, and proceeds from sale of trading securities of $171 with cost of $105) during the three months and six months ended June 30, 2007, respectively.

5. TRADE NOTES RECEIVABLE

As of June 30, 2007 and December 31, 2006, the balances of trade notes receivable of $152 and $848, respectively, included bank acceptance drafts of $106 and nil, and commercial acceptance notes of $46 and $848, respectively, all of which are non-interest bearing and due within six months of issuance.

6. ACCOUNTS RECEIVABLE

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $21,804 at June 30, 2007 and $17,452 at December 31, 2006, net of allowances. Billings are rendered based on agreed milestones included in the contracts with customers. At June 30, 2007 and December 31, 2006, the balance of accounts receivable net of allowances was $19,350 and $17,782, respectively, and represents amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

7. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under the AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under the Lenovo-AsiaInfo segment is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using the specific identification method. The components of inventories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Raw materials	$660	$843
Finished goods	5,242	5,675

Total inventories	$5,902	$6,518

8. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,498	$1,348	$8,894	$1,708
Unrealized gain (loss) on available-for-sale investments—net of tax effect	2,360	42	3,480	(112)
Change in cumulative foreign currency translation adjustment	1,429	216	2,226	742

Comprehensive income	$6,287	$1,606	$14,600	$2,338

9. CREDIT FACILITIES

At June 30, 2007 and December 31, 2006, the Company had total short-term credit facilities for working capital purposes totaling $41,010 and $32,806, respectively. The credit facilities as of June 30, 2007 expire between December 2007 and March 2008. The facilities were secured by bank deposits of $11,795 and $11,732 as of June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, unused short-term credit facilities were $36,588 and $28,506, respectively. The used facilities are pledged as security for standby letters of credit and trade notes payable issued to hardware suppliers and customers. Additional bank deposits of $1,254 and $867 were used for issuing standby letters of credit and bank acceptance drafts at June 30, 2007 and December 31, 2006, respectively. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the condensed consolidated balance sheets) totaled $13,049 and $12,599 at June 30, 2007 and December 31, 2006, respectively.

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

The returned escrow shares were accounted at the historical value of $3,633 as determined at the date shares were issued to the Escrow Agent. Part of this amount off-sets the released claims against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as other operating income.

11. DISCONTINUED OPERATIONS

In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (“FIS”), which is grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity National Information Services, Inc. (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,287 which was structured as follows: (1) $1,517 was received from Fidelity upon closing; (2) $379 escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $379 will be contingent on the assignment of certain contracts; (4) $1,012 will be contingent on an earn-out calculation. The management believes that there are uncertainties regarding the resolution of the $379 contract assignment contingency and the $1,012 earn-out contingency, and accordingly, deferred the recognition of the sale proceeds and certain directly related transaction costs based on those contingencies until they are resolved. The sale of the business is part of the Company’s on-going strategy to divest operations that are not part of its core telecommunications software and information technology (“IT”) security products and services business.

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operation. Please also refer to Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended on December 31, 2006 for details of other discontinued operations. Results of discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue of discontinued component	$—	$879	$167	$1,814

Income (loss) from operations of discontinued component	—	106	(91)	329
Gain on sales of discontinued component	—	140	1,536	140
Income tax	—	—	—	—

Gain on discontinued operations	$—	$246	$1,445	$469

12. TRADE NOTES PAYABLE

As of June 30, 2007 and December 31, 2006, the balances of trade notes payable of $4,309 and $4,045, respectively, represented commercial notes of $197 and $336, and bank acceptance drafts of $4,112 and $3,709, respectively, which are non-interest bearing and due within six months of issuance.

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

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2007	2006
US Federal Rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(30)	(25)
(Decrease) increase in valuation allowance	(4)	11
Subpart F income inclusion	7	—
Stock-based compensation	6	—
Nontaxable income on settlement of escrow	(5)	—
Other permanent differences	(2)	(3)

	7%	18%

During the three months ended March 31, 2007, the Company recorded a one-time tax benefit of $219 due to a retroactive change of enacted tax rate from 15% to 10% for AsiaInfo Technologies (China), Inc. (“AIBJ”) for taxable year 2006. The reduction in tax rate for AIBJ is a result of AIBJ being qualified as a “Key Software Enterprise” in China for fiscal year 2006, and therefore enjoying a 10% tax rate for income earned during 2006 according to government regulations.

Effective on January 1, 2007, the company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The total amount of unrecognized tax benefits as of the date of adoption was $687. As a result of the implementation of FIN 48, the Company recognized a $214 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $473 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $687 of tax benefits that, if recognized, would affect the effective tax rate. None of the unrecognized benefit would affect deferred taxes or other tax accounts.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. No interest and penalties were recognized in the statement of operations and statement of financial position as of December 31, 2006. The Company increased its accrual for interest and penalties to $20 as of January 1, 2007.

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

Tax authorities challenge the allocation of profits between the Company’s subsidiaries and may challenge certain tax benefits claimed on its tax returns, and the Company subject to higher tax rates or lose certain tax benefit that could result in higher tax rate.

The Company does not anticipate any events which could cause change to these uncertainties.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2006 are remaining open in various taxing jurisdictions.

On March 16, 2007, the Enterprise Income Tax Law of the People’s Republic of China (the “New EIT Law”) was passed. It will become effective on January 1, 2008. Under the New EIT Law, a single set of laws shall apply to all enterprises, including domestic enterprises, FIEs and foreign enterprises, for tax purposes. The New EIT Law unifies the enterprise income tax rate at 25%. This rate is higher than the 15% to 24% rate currently enjoyed by some FIEs located in special zones or operating in certain industry sectors, but lower than the 33% rate currently applicable to other enterprises, including domestic enterprises. The New EIT Law contains grandfathering provisions for enterprises that have been established or approved to be established prior to its promulgation date. The New EIT Law also provides special tax incentives for certain industries and certain geographic locations, effective post January 1, 2008. No detailed rules have been published as of the date of this report regarding the various tax incentives provided by the New EIT Law. The Company anticipates that its subsidiaries in China will qualify for the tax incentives available for “High and New Technology Enterprises”, “Software Enterprises”, or “Advanced Technology Enterprises”, under the New EIT Law. If those subsidiaries do not qualify for these incentives, the tax rates will begin to increase in 2008, and will continue to increase until they reach 25% by 2012. Currently, the tax rates applicable to most of the income of the China subsidiaries are 13% to 15%.

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

Option activity for the Option Plans is summarized as follows:

	Number of shares	Weighted average exercise price per share
Outstanding, January 1, 2007	6,167,157	$7.26
Granted	—	—
Cancelled or expired	(23,718)	8.10
Exercised	(702,875)	4.39

Outstanding, March 31, 2007	5,440,564	7.62

Granted	—	—
Cancelled or expired	(22,814)	6.22
Exercised	(238,775)	4.42

Outstanding, June 30, 2007	5,178,975	7.78

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

A restricted stock unit (“RSU”) is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. RSUs as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
RSUs unvested at January 1, 2007	394,773	$4.21
Granted	—	—
Vested	—	—
Forfeited	(1,050)	4.05

RSUs unvested at March 31, 2007	393,723	4.21

Granted	5,000	7.87
Vested	(1,425)	4.35
Forfeited	(7,025)	4.05

RSUs unvested at June 30, 2007	390,273	4.26

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (“PSU”) and 1,995,000 PSUs were granted in November 2006. Unlike the previous RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock. PSUs as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2007	1,995,000	$4.22
Granted	30,000	5.96
Forfeited or expired	—	—
Vested	—	—

PSUs unvested at March 31, 2007	2,025,000	4.24

Granted	10,000	7.61
Forfeited or expired	(5,000)	4.22
Vested	(202,000)	5.03

PSUs unvested at June 30, 2007	1,828,000	4.17

Accounting for share-based compensation

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated the results from prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123, and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$175	$33	$367	$66
Sales and marketing	335	29	665	58
General and administrative	251	55	504	108
Research and development	151	20	315	40

Total stock-based compensation expense	$912	$137	$1,851	$272

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (numerator)—basic and diluted
Income from continuing operations, net of taxes	$2,498	$1,102	$7,449	$1,239
Income from discontinued operations, net of taxes	—	246	1,445	469

Net income	$2,498	$1,348	$8,894	$1,708

Shares (denominator)
Weighted average common stock outstanding
Basic	43,231,164	43,941,763	43,191,216	44,693,342
Dilutive effect of stock-based compensation	1,819,756	974,937	1,678,525	941,633

Diluted	45,050,920	44,916,700	44,869,741	45,634,975

Net income from continuing operations per share
Basic	$0.06	$0.02	$0.17	$0.03

Diluted	$0.06	$0.02	$0.17	$0.03

Net income from discontinued operations, net of tax, per share
Basic	$—	$0.01	$0.04	$0.01

Diluted	$—	$0.01	$0.03	$0.01

Net income per share
Basic	$0.06	$0.03	$0.21	$0.04

Diluted	$0.06	$0.03	$0.20	$0.04

As of June 30, 2007 and 2006, 1,257,251 and 4,693,044 weighted-average dilutive potential shares of common stock have been excluded from the diluted earnings per share (“EPS”) calculation, respectively, as they are anti-dilutive. These shares could potentially have a dilutive effect on EPS in the future.

16. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including IT security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, 2006, and 2007, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$19,000	$3,406	$22,406	$14,943	$1,204	$16,147
Service	3,950	61	4,011	2,541	139	2,680
Third party hardware	2,306	847	3,153	3,925	382	4,307

Total revenue:	25,256	4,314	29,570	21,409	1,725	23,134

Cost of revenues:
Software products and solutions	8,861	1,255	10,116	6,976	965	7,941
Service	1,842	138	1,980	1,786	225	2,011
Third party hardware	2,190	805	2,995	3,729	363	4,092

Total cost of revenues	12,893	2,198	15,091	12,491	1,553	14,044

Gross Profit	12,363	2,116	14,479	8,918	172	9,090

Business unit expenses:
Sales and marketing	4,857	1,796	6,653	2,736	1,404	4,140
General and administrative(1)	343	4	347	105	(826)	(721)
Research and development	3,809	352	4,161	3,042	456	3,498

Total business unit expenses	9,009	2,152	11,161	5,883	1,034	6,917

Contribution profit (loss)	$3,354	$(36)	$3,318	$3,035	$(862)	$2,173

	Six Months Ended June 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$36,513	$5,493	$42,006	$29,398	$1,970	$31,368
Service	7,415	165	7,580	5,564	271	5,835
Third party hardware	9,190	849	10,039	12,101	394	12,495

Total revenue:	53,118	6,507	59,625	47,063	2,635	49,698

Cost of revenues:
Software products and solutions	17,117	1,972	19,089	13,773	1,443	15,216
Service	3,404	272	3,676	3,452	471	3,923
Third party hardware	8,730	807	9,537	11,497	374	11,871

Total cost of revenues	29,251	3,051	32,302	28,722	2,288	31,010

Gross Profit	23,867	3,456	27,323	18,341	347	18,688

Business unit expenses:
Sales and marketing	9,243	3,480	12,723	5,368	2,722	8,090
General and administrative(1)	252	14	266	455	(335)	120
Research and development	7,482	765	8,247	5,784	918	6,702

Total business unit expenses	16,977	4,259	21,236	11,607	3,305	14,912

Other operating income	—	2,734	2,734	—	—	—
Contribution profit (loss)	$6,890	$1,931	$8,821	$6,734	$(2,958)	$3,776

	As of June 30, 2007			As of December 31, 2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total

Total assets (2)	$179,951	$67,228	$247,179	$215,775	$28,387	$244,162

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the three months and six months ended June 30, 2006.

(2)

Included in total assets are net accounts receivable of $38,918 and $2,236 for AsiaInfo Technologies and Lenovo-AsiaInfo at June 30, 2007, respectively, and $33,284 and $1,950 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2006, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total contribution profit for reportable segments	$3,318	$2,173	$8,821	$3,776
Corporate general and administrative expenses	(2,123)	(1,996)	(4,152)	(4,311)
Net interest income	1,249	1,127	2,806	2,095
Gain on investments	556	—	581	—
Other income (expense), net	52	3	(20)	(55)

Income before income taxes	$3,052	$1,307	$8,036	$1,505

For the three months and six months ended June 30, 2007 and 2006, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of June 30, 2007 and December 31, 2006, 100% of the Company’s long-lived assets were located in the PRC.

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from the escrow account in February 2007. As of June 30, 2007, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but would serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. Effective July 12, 2007, Mr. Tian resigned as a non-executive Director and Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three months and six months ended June 30, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $4,659 and $8,214, respectively.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three Months Ended June 30,
	2007	2006
	Lenovo	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$1,526	$1,526
Service	—	—	669	669
Third party hardware	—	—	557	557

Total revenues	—	—	2,752	2,752

Purchases:
Software products and solutions	—	—	11	11
Service	—	—	3	3
Third party hardware	583	—	—	—

Total purchases	583	—	14	14

Operating expenses:
Sales and marketing	18	12	6	18
General and administrative	—	—	3	3
Research and development	1	1	10	11

Total operating expenses	$19	$13	$19	$32

	Six Months Ended June 30,
	2007	2006
	Lenovo	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$2,643	$2,643
Service	—	—	1,348	1,348
Third party hardware	—	—	2,686	2,686

Total revenues	—	—	6,677	6,677

Purchases:
Software products and solutions	1	9	22	31
Service	—	—	9	9
Third party hardware	583	—	—	—

Total purchases	584	9	31	40

Operating expenses:
Sales and marketing	43	35	12	47
General and administrative	—	—	7	7
Research and development	2	3	20	23

Total operating expenses	$45	$38	$39	$77

	As of June 30, 2007	As of December 31, 2006
	Lenovo	Lenovo
Balances with related parties:
Prepaid expenses and other current assets	$—	$241
Net accounts receivable	4	3
Other receivables	207	296
Deferred revenue	348	339
Other payables	702	685

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three months and six months ended June 30, 2007, the Company did not enter into any software solution contracts with Beijing UITV. During the three months and six months ended June 30, 2006, the Company entered into software solution contracts with Beijing UITV valued at approximately $18 and $62, respectively. The Company did not record any software products and solutions revenue in the three months and six months ended June 30, 2007. The Company recorded $18 and $59 of software products and solutions revenue in the three months and six months ended June 30, 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company had no account receivable from Beijing UITV.

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

Based on the rulings from the Second Circuit Court of Appeals regarding class certification, the District Court entered an order formally removing the proposed settlement from the Court’s docket. The plaintiffs asked the Court to certify new proposed classes of IPO investors and the Court set dates by when the parties must file briefs addressing the viability of the plaintiffs’ new proposed classes, with the plaintiffs’ opening briefs due on September 27, 2007, the defendants’ opposition briefs due on December 21, 2007, and plaintiffs’ briefs responding to the defendants’ arguments due on February 15, 2008. If the litigation proceeds, The Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

19. SUBSEQUENT EVENT

On July 19, 2007, the Company entered into an Acquisition Agreement (the “Agreement”) with Shenzhen Modern Computer Manufacturer Co., Ltd. (“Shenzhen Modern”), a China-based provider of information technology services and software products. Under the Agreement, the Company will acquire certain assets constituting Shenzhen Modern’s telecom support systems business, including its business support systems business (the “Business”).

According to the terms of the Agreement, the Company has agreed to purchase the Business in exchange for a cash payment that will be based on the contract revenues from certain customer contracts to be acquired in the acquisition. Payments will be made in installments, subject to the fulfillment of certain milestones. Closing of the transaction contemplated by the Agreement also is subject to customary closing terms and conditions. The Company believes that the transaction furthers its on-going strategy of expanding its market-leading telecommunications software solutions business in China.

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

Overview

We are a leading provider of high-quality telecom software solutions and IT security products and services in China. As an established leader in the Chinese telecommunications industry, we became a leading provider of IT security products and services in China with the acquisition of the non-telecommunications related IT services business of Lenovo Group Limited (“Lenovo”) in 2004. In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), and China Telecommunications Corporation (“China Telecom”). In addition to providing customized software solutions to China’s telecom carriers, we also offer sophisticated IT security products and services to many small and medium sized companies in China.

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

In the fourth quarter of 2004, we acquired the non-telecommunications-related IT services division of Lenovo Group Limited (“Lenovo”), in a transaction valued at approximately $36.8 million. As of June 30, 2007, Lenovo owned approximately 9% of our outstanding common stock. In connection with the acquisition, we have been organized as two business divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. Each business division is further organized into three operating segments by product types: (1) software products and solutions, (2) service, and (3) third party hardware. In 2006, the Lenovo-AsiaInfo division generated approximately $9.1 million in revenue, representing more than 8% of our total revenues for the year.

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

In line with our on-going strategy to divest operations that are not part of our core telecommunications software and IT security products and services business, in December 2006, we signed an agreement with Fidelity to sell certain assets comprising our financial services IT solutions business.

For details regarding these acquisitions, please refer to Note 3 of the accompanying notes included in our audited financial statements in our report on Form 10-K for the fiscal year ended December 31. 2006.

Recent Developments

In the quarter ended June 30, 2007, we experienced healthy demand for our market leading telecom software solutions as telecom operators develop systems tailored to specific end-user needs and market segments. We signed contracts to upgrade China Mobile’s business intelligence system in Chongqing, to expand China Netcom’s broadband billing system in Zhejiang province, and to upgrade China Unicom’s billing and customer relationship management system in Jiangsu province to help support their new GPRS services.

In early July, we also signed a contract with China Mobile to service the deployment of their next generation Internet Protocol (IP) infrastructure.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 16 to the Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

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

	Three Months Ended June 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$19,000	$3,406	$22,406	$14,943	$1,204	$16,147

Service revenue	3,950	61	4,011	2,541	139	2,680
Third party hardware revenue net of hardware costs	116	42	158	196	19	215

Total revenues net of hardware costs	23,066	3,509	26,575	17,680	1,362	19,042
Total hardware costs	2,190	805	2,995	3,729	363	4,092

Total revenues	$25,256	$4,314	$29,570	$21,409	$1,725	$23,134

	Six Months Ended June 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$36,513	$5,493	$42,006	$29,398	$1,970	$31,368
Service revenue	7,415	165	7,580	5,564	271	5,835
Third party hardware revenue net of hardware costs	460	42	502	604	20	624

Total revenues net of hardware costs	44,388	5,700	50,088	35,566	2,261	37,827
Total hardware costs	8,730	807	9,537	11,497	374	11,871

Total revenues	$53,118	$6,507	$59,625	$47,063	$2,635	$49,698

Total revenues net of hardware cost, or net revenue, is a “Non-GAAP financial measure” as defined by applicable federal securities regulations. We believe total revenues net of hardware costs in each of the segments of our business more accurately reflects our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes third party hardware costs allows investors to better evaluate the performance of our core business and we have provided a reconciliation of this measure to the most directly comparable US GAAP financial measure, total revenues, above.

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

We anticipate that our subsidiaries in China will qualify for the tax incentives available for “High and New Technology Enterprises”, “Software Enterprises”, or “Advanced Technology Enterprises”, under the New EIT Law. If they do not qualify for these incentives, the tax rates will begin to increase in 2008, and will continue to increase until they reach 25% by 2012. Currently, the tax rates applicable to most of the income of the China subsidiaries are 13% to 15%.

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

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States. In addition, certain passive investment income earned by some of our subsidiaries is subject to U.S. income taxes currently at the U.S statutory rate and offset by allowable foreign tax credits.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the three-month period ended June 30, 2007.

Pursuant to the rate of exchange quoted by China’s central bank, as of June 30, 2007 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB 7.6155.

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

We record software sales of information security products, net of estimated sales returns, upon shipment to the distributors. For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its relative fair value as determined by “vendor specific objective evidence”(“VSOE”). We defer revenue for the fair value of its undelivered elements and recognize revenue for the remainder of the contractual arrangement fee attributable to the delivered elements when the basic criteria of SOP 97-2 have been met. If the only undelivered element is post contract support (“PCS”) for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term. If the costs related to PCS are insignificant and for a period of up to one year, which include telephone support, we accrue the costs at the time the revenue is recorded.

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

Goodwill. Beginning in 2002, with the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2006 and no impairment losses were recognized.

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first three quarters of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three-month and six month periods ended June 30, 2007, we recorded $0.9 million and $1.9 million of stock-based compensation expense, respectively, and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $ 29.6 million for the three-month period ended June 30, 2007, 28% higher than the year ago period and down 2% sequentially. Gross revenues were $59.6 million for the six-month period ended June 30, 2007, representing an increase of 20% over the comparable period in 2006. The overall year-over-year increases in gross revenues are largely the result of increases in software products and solutions revenues and serviced revenues described below. The sequential decreases in gross revenue were due to the decrease of third-party hardware revenue, which tends to fluctuate from period to period depending on the requirements of our customers.

Software products and solutions revenue was $22.4 million and $42.0 million, respectively, for the three-month and six-month periods ended June 30, 2007, representing increases of 39% and 34% over the comparable periods in 2006 and a 14% sequential increase. The increases in software products and solutions revenue were mainly due to the continuous growth in our telecommunications software business. During the second quarter, we deployed software solutions for telecommunications customers in areas including billing, customer relationship management, and business intelligence. Second quarter telecom software products and solutions revenue rose 27% year-over-year as telecom customers upgraded and expanded their BOSS systems and invested in more sophisticated technologies. Sequentially, telecom software products and solutions revenue rose 8% from the previous quarter.

Service revenue was $4.0 million and $7.6 million in the three-month and six-month periods ended June 30, 2007, representing increases of 50% and 30% against the comparable periods in 2006 and a 12% increase over the previous quarter. The increase in service revenue was primarily due to continuous growth in our telecommunication software business, which generates more need for service from our customers.

Third party hardware revenue for the three-month and six-month periods ended June 30, 2007 was $3.2 million and $10.0 million, 27% and 20% decreases over the comparable periods in 2006 and a 54% decrease sequentially. Third party hardware revenue has been generally decreasing in the past several years as we have increasingly focused on our high-margin software product and solutions business; however, from time to time we offer third party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed 15% to our gross revenues in the three- month period ended June 30, 2007, including a 15% contribution to software products and solutions revenue and a 2% contribution to service revenue. Lenovo-AsiaInfo contributed 7% to our gross revenue in the year-ago period and 7% in the preceding quarter.

During the second quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for approximately 85% of our total revenue.

Cost of revenues. Our cost of revenues increased 7% to $15.1 million and increased 4% to $32.3 million, respectively, in the three-month and six-month periods ended June 30, 2007, compared to $14.0 million and $31.0 million in the comparable periods of 2006. The year-over-year increase in cost of revenues is slower than the revenue growth, reflecting the declining proportion of low margin third party hardware revenue in our total revenues. Our cost of revenue declined 12% over the previous quarter, due to the decrease in third party hardware sales.

Gross profit. Our gross profit margin increased from 39% in the same period last year to 49% in the three- month period ended June 30 2007. Sequentially, our gross profit margin increased from 43% to 49%. The improvement in gross margin reflects execution of our long-term strategy to focus on high margin software solutions, as well as the improving operating results of our Lenovo-AsiaInfo division.

During the second quarter, our telecommunications business posted a contribution profit, before corporate general and administrative expenses, of $3.4 million, increasing by 11% over the same period last year and decreasing 5% sequentially. The year-over-year increase was largely due to the increases in revenues from telecommunication software solutions and services, while the sequential decrease was largely due to the increase in general and administrative expenses and sales and marketing expenses discussed below. Lenovo-AsiaInfo posted a contribution loss, before corporate general and administrative expenses, of $0.03 million, compared to a loss of $0.86 million in the comparable period of 2006, and a profit of $2.0 million in the previous quarter, which included $2.7 million in one-off other operating income.

Operating expenses. Our operating expenses in the second quarter of 2007 were $13.3 million, representing an increase of 49% over the comparable period in 2006 and a 10% sequential increase. The increase was due to increased sales and marketing, research and development, and general and administrative expenses discussed below.

Sales and marketing expenses were $6.7 million for the second quarter of 2007, representing increases of 61% over the comparable periods in 2006 and a 10% sequential increase. The increases were primarily due to our greater marketing efforts, which are intended to expand our customer base and help us take advantage of new market opportunities.

General and administrative expenses were $2.5 million for the second quarter of 2007, representing an increase of 94% over the comparable period in 2006 and 27% sequentially. The increases in general and administrative expenses were primarily due to recovery of bad debt expense in the comparable period of 2006 and the preceding quarter.

Research and development expenses were $4.2 million for second quarter of 2007, representing an increase of 19% over the comparable period in 2006 and a 2% sequential increase. The increases were in line with our strategy of continuing to invest in our research and development capabilities and position AsiaInfo for future market opportunities.

Total other income. Total other income including interest income, gain on investment, and other income in the second quarter of 2007 was $1.9 million, representing an increase of 64% over the comparable period in 2006 and a 23% sequential increase. The increase was primarily due to gain incurred from sales of short-term investments during the second quarter of 2007.

Net income from continuing operations. Net income from continuing operations for the second quarter of 2007 was $2.5 million, or $0.06 per basic share. Net income in the year-ago period was $1.1 million or $0.02 per basic share, and $5.0 million or $0.12 per basic share in the previous quarter.

Net income. Net income for the second quarter of 2007 was $2.5 million, or $0.06 per basic share, compared to $1.3 million, or $0.03 per basic share, for the year-ago period, and $6.4 million, or $0.15 per basic share, for the previous quarter.

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

Our net cash used in operating activities for the six-month period ended June 30, 2007 was $11.8 million. This was primarily attributable to our net income of $8.9 million, adjusted by a net non-cash related gain of $1.8 million, and a net increase in the components of our working capital of $18.9 million.

Our accounts receivable balance at June 30, 2007 was $41.2 million, consisting of $19.4 million in billed receivables and $21.8 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding at June 30, 2007 were 116 days, as compared to last quarter’s 117 days.

Our inventory position at the end of the second quarter of 2007 was approximately $5.9 million, a decrease of $0.6 million as compared to December 31, 2006. The sequential decrease was mainly due to decreased third-party hardware and software procurement.

Our net cash used in investing activities for the six-month period ended June 30, 2007 was $10.6 million. This was primarily due to purchase of short-term investments of $25.2 million, which was partially offset by proceeds from sale of short-term investment of $14.6 million.

Our net cash provided by financing activities for the six-month period ended June 30, 2007 was $4.1 million. This was primarily due to proceeds generated by the exercise of stock options.

As of June 30, 2007, we had total short-term credit facilities for working capital purposes totaling $41.0 million, expiring by March 2008, which were secured by bank deposits of $11.8 million. At June 30, 2007, unused short-term credit facilities were $36.6 million and used facilities totaled $4.4 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $1.3 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2007. Bank deposits pledged as security for these credit facilities totaled $13.1 million as of June 30, 2007 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we have not entered into any material off-balance sheet arrangements with any individuals or entities.

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

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2007. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of June 30, 2007, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB7.6155. If the exchange rate were to increase by 10% to US$1.00 = RMB8.3771, our net assets would potentially decrease by $10.7 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.8540, our net assets would potentially increase by $13.1 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2007.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 13, 2004, the District Court certified six representative cases (out of hundreds of IPO cases that have been filed) as class actions. These cases were designated “focus cases” and the Court’s rulings in those cases going forward were intended to be templates for the remaining hundreds of cases. After objection from the underwriter defendants to the appropriateness of treating these cases as class actions, the Second Circuit Court of Appeals heard the underwriter defendants’ appeal of the District Court’s class certification decision and on April 6, 2007 ruled that none of the six focus cases can be certified as a class action.

Based on the rulings from the Second Circuit Court of Appeals regarding class certification, the District Court entered an order formally removing the proposed settlement from the Court’s docket. The plaintiffs asked the Court to certify new proposed classes of IPO investors and the Court set dates by when the parties must file briefs addressing the viability of the plaintiffs’ new proposed classes, with the plaintiffs’ opening briefs due on September 27, 2007, the defendants’ opposition briefs due on December 21, 2007, and plaintiffs’ briefs responding to the defendants’ arguments due on February 15, 2008. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit. While we cannot guarantee the outcome of these proceedings, we believe that the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows.

During the fiscal quarter ended June 30, 2007, we did not have any other material legal proceedings pending against us.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising 10 provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, adversely that affected our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

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

PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy and the failure by our shareholders who are PRC residents to make or obtain any required registrations pursuant to such regulations may subject us to legal sanctions.

On October 21, 2005 the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a new regulatory framework for acquisitions of PRC businesses involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of the SAFE notice, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75 and, at present, it is unclear whether Circular 75 requires a company such as ours to register.

As it is uncertain how the SAFE notice will be interpreted or implemented, we cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by the SAFE notice. This may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

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

Effective January 1, 2002, we adopted SFAS No. 142, which requires us, among other things, to conduct annual reviews of goodwill, and SFAS No. 144, which requires us to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in approximately 9% appreciation of the Renminbi against the U.S. dollar. The PRC government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the Renminbi against the U.S. dollar.

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

We currently have authorized the size of our Board to be not less than three or more than ten directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

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

One of our PRC subsidiaries, which was certified as a “High and New Technology Enterprise”, has enjoyed a favorable 7.5% enterprise income tax rate since 2002. Recently, we were unofficially notified by local tax authorities that the subsidiary may not be entitled to this preferential tax rate. In late 2006, this risk was mitigated by our receipt of “advanced technology enterprise” status for the aforementioned company. We believe that our tax return positions are justifiable, but tax authorities may formally challenge certain positions we have asserted. The tax positions we have asserted may not be fully sustained and could expose us to litigation, administrative fines and penalties and other potential liabilities if the relevant tax authorities take a position contrary to ours, and could adversely affect our operating results.

If these tax benefits to our subsidiary are no longer available, certain of our subsidiaries may be subject to higher rates of enterprise income tax in China, which could cause a reduction in our after-tax-income. In addition, as our operations are subject to income and transaction of profits between our subsidiaries and may challenge certain tax benefits claimed on our tax returns, and we may not prevail in any such challenge. If we were not to prevail, we could be subject to higher tax rates or lose certain tax benefits that could result in higher tax rate.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: August 9, 2007	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31 (11)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.32 (11)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.33 (13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34 (13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006(English Translation) *

10.38 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) (filed herewith) *
10.40 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) *

10.41 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005(English Translation) *

10.42 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) *

10.45 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.46 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.47 (14)	Strategic Investors’ Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited.

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.
(14)	Incorporated by reference bo our Current Report on Form 8-K filed on November 30, 2006.