Form 10-Q
period 2007-09-30
ASIAINFO HOLDINGS INC
filed 2007-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the Registrant’s common stock as of November 7, 2007 was 44,897,965.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in US dollars thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Software products and solutions
Sales to non-related parties	$25,173	$19,165	$67,179	$47,831
Sales to related parties	—	—	—	2,702

Total software products and solutions	25,173	19,165	67,179	50,533

Service
Sales to non-related parties	4,247	4,106	11,827	8,593
Sales to related parties	—	—	—	1,348

Total Service	4,247	4,106	11,827	9,941

Third party hardware
Sales to non-related parties	2,945	4,503	12,984	14,312
Sales to related parties	—	—	—	2,686

Total third party hardware	2,945	4,503	12,984	16,998

Total revenues	32,365	27,774	91,990	77,472

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of nil and $1, amortization of acquired intangible assets of $114 and $190 for the three months ended September 30, 2007 and 2006, respectively; cost of purchases from related parties of $1 and $32, amortization of acquired intangible assets of $472 and $330 for the nine months ended September 30, 2007 and 2006, respectively)	11,510	9,043	30,599	24,259
Service (including cost of purchases from related parties of nil and nil for the three months ended September 30, 2007 and 2006, respectively; including cost of purchases from related parties of nil and $9 for the nine months ended September 30, 2007 and 2006, respectively)	1,912	2,542	5,588	6,465
Third party hardware (including cost of purchases from related parties of nil and nil for the three months ended September 30, 2007 and 2006, respectively; including cost of purchases from related parties of $583 and nil for the nine months ended September 30, 2007 and 2006, respectively)	2,798	4,278	12,335	16,149

Total cost of revenues	16,220	15,863	48,522	46,873

Gross profit	16,145	11,911	43,468	30,599

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $17 and $108, amortization of acquired intangible assets of $182 and $371 for the three months ended September 30, 2007 and 2006, respectively; sales and marketing expenses incurred from transactions with related parties of $60 and $155, amortization of acquired intangible assets of $899 and $601 for the nine months ended September 30, 2007 and 2006, respectively)	6,916	5,583	19,639	13,673
General and administrative (general and administrative expenses incurred from transactions with related parties of nil and nil for the three months ended September 30, 2007 and 2006, respectively; general and administrative expenses incurred from transactions with related parties of nil and $7 for the nine months ended September 30, 2007 and 2006, respectively)	1,609	1,526	6,027	5,957
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $1 for the three months ended September 30, 2007 and 2006, respectively; research and development expenses incurred from transactions with related parties of $3 and $24 for the nine months ended September 30, 2007 and 2006, respectively)	4,486	3,816	12,733	10,518

Total operating expenses	13,011	10,925	38,399	30,148

Other operating income	—	—	2,734	—

Income from operations	3,134	986	7,803	451

Other income
Interest income	1,091	961	3,369	2,905
Dividend	3,348	93	3,876	244
Gain on investments	123	—	704	—
Other expenses, net	(12)	(21)	(32)	(76)
Total other income, net	4,550	1,033	7,917	3,073
Income from continuing operations before income taxes	7,684	2,019	15,720	3,524
Income tax expense	1,412	198	1,999	464
Income from continuing operations	6,272	1,821	13,721	3,060
Income from discontinued operations, net of taxes	—	183	1,445	652
Net income	$6,272	$2,004	$15,166	$3,712
Net income from continuing operations per share:
Basic	$0.14	$0.05	$0.32	$0.07
Diluted	$0.14	$0.05	$0.31	$0.07
Net income from discontinued operations per share:
Basic	$—	$—	$0.03	$0.01
Diluted	$—	$—	$0.03	$0.01
Net income per share
Basic	$0.14	$0.05	$0.35	$0.08
Diluted	$0.14	$0.05	$0.34	$0.08
Weighted average shares used in computation:
Basic	43,735,575	42,331,045	43,374,659	43,897,256
Diluted	45,272,832	42,837,799	45,006,094	44,693,929

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in US dollars thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006(1)
ASSETS
Current Assets:
Cash and cash equivalents	$96,686	$104,575
Restricted cash	13,901	12,645
Short-term investments	63,835	45,882
Accounts receivable:
Accounts receivable due from non-related parties (net of allowances of $2,599 and $2,874 as of September 30, 2007 and December 31, 2006, respectively)	50,124	36,079
Accounts receivable due from related parties (net of allowances of $451 and $437 as of September 30, 2007 and December 31, 2006, respectively)	4	3

Total accounts receivable, net	50,128	36,082

Inventories, net	5,848	6,518
Other receivables (including other receivables of $208 and $296 due from related parties as of September 30, 2007 and December 31, 2006, respectively)	3,063	4,288
Deferred income tax assets – current	—	124
Prepaid expenses and other current assets (including prepaid expenses and other current assets of nil and $241 due from related parties as of September 30, 2007 and December 31, 2006, respectively)	6,302	5,614
Assets held for sale	—	857

Total current assets	239,763	216,585

Long-term investment	1,858	1,787

Property and equipment, net	2,320	1,857
Other acquired intangible assets, net	3,513	4,765

Deferred income tax assets—non-current	1,175	1,175
Goodwill	18,182	17,993

Total Assets	$266,811	$244,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	16,909	19,582
Accrued expenses	12,050	11,738
Deferred revenue (including deferred revenue of $353 and $339 from related parties as of September 30, 2007 and December 31, 2006, respectively)	18,264	23,169
Accrued employee benefits	17,439	18,376
Other payables (including other payables of $712 and $685 due to related parties as of September 30, 2007 and December 31, 2006, respectively)	3,725	4,450
Income taxes payable	1,481	927
Other taxes payable	3,466	3,232
Deferred income tax liabilities—current	2,379	—

Liabilities held for sale	—	227

Total current liabilities	75,713	81,701

Unrecognized tax benefits	692	—

Total liabilities	76,405	81,701

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 44,078,328 and 43,076,034 shares issued as of September 30, 2007 and December 31, 2006, respectively; 43,834,028 and 43,076,034 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively)	441	431
Additional paid-in capital	199,996	195,881
Treasury stock, at cost (244,300 shares and nil as of September 30,2007 and December 31,2006, respectively)	(1,953)	—
Accumulated deficit	(25,606)	(40,556)
Accumulated other comprehensive income	17,528	6,705

Total stockholders’ equity	190,406	162,461

Total Liabilities and Stockholders’ Equity	$266,811	$244,162

(1)	December 31, 2006 balances were extracted from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in US Dollars thousands)

	Nine Months Ended September 30,
	2007	2,006
Cash flows from operating activities:
Net income	$15,166	$3,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	653	1,149
Stock-based compensation expense	2,592	410
Amortization of other acquired intangible assets	1,371	931
Loss on disposal of property and equipment	1	52
Gain from sale of investments	(704)	—
Gain on settlement of escrow	(2,734)	—
Provision for bad debt	(10)	(491)
Provision for inventory	(166)	(61)
Gain on sale of discontinued components	(1,536)	(140)
Proceeds from sales of trading securities	416	—
Purchases of trading securities	(227)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,555)	(3,044)
Inventories	836	36
Other receivables	953	(1,929)
Prepaid expenses and other current assets	(727)	776
Accounts payable	(3,239)	5,567
Accrued expenses	276	184
Deferred revenue	(4,957)	(1,938)
Accrued employee benefits	(1,008)	1,851
Other payables	(191)	872
Other taxes payable	225	356
Income tax liabilities	1,032	(27)

Net cash (used in) provided by operating activities	(5,533)	8,266

Cash flows from investing activities:
(Increase) decrease in restricted cash	(878)	641
Purchases of short-term investments	(28,745)	(10,145)
Proceeds from sales of short-term investments	21,963	6,225
Purchases of property and equipment	(858)	(657)
Proceeds from disposal of property and equipment	3	22
Purchases of business, net of cash acquired	(706)	(8,169)
Proceeds from disposal of business components	1,441	161

Net cash used in investing activities	(7,780)	(11,922)

Cash flows from financing activities:
Proceeds on exercise of stock options	5,164	346
Repurchase of common stock	(1,953)	(17,786)

Net cash provided by (used in) financing activities	3,211	(17,440)

Effect of exchange rate changes on cash and cash equivalents	2,213	1,015

Net decrease in cash and cash equivalents	(7,889)	(20,081)
Cash and cash equivalents at beginning of period	104,575	92,176
Cash and cash equivalents at end of period	$96,686	$72,095

Supplemental cash flow information:
Income taxes paid	$975	$461

Supplemental disclosure of non-cash investing activities:
Obligations incurred for purchases of equipment	$190	$103

Supplemental disclosure of non-cash financing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement and Release Agreement, 648,769 shares of the Company’s common stock, valued at $3,633, which had been held in escrow since the closing of the acquisition, were returned to the Company. See Note 8 to the Condensed Consolidated Financial Statements for further discussion on this activity.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing at September 30, 2007, final amounts may differ from these estimates.

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

Revenues from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,528 and $1,164 for the three months ended September 30, 2007 and 2006, respectively. The rebate totaled $4,303 and $3,269 for the nine months ended September 30, 2007 and 2006, respectively.

Revenues recognized in excess of billings is recorded as unbilled receivables and included in accounts receivable. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in customer contracts. Amounts billed but not yet collected are recorded as billed receivables and included in accounts receivable. All billed and unbilled amounts are expected to be collected within one year.

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the noon buying rates quoted by the Federal Reserve Bank of New York as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into U.S. dollars or other foreign currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of RMB to U.S. dollars. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including U.S. dollars. The rate of exchange quoted by the Federal Reserve Bank of New York on September 30, 2007 was US$1.00 = RMB7.4928. No representation is made that the RMB amounts could have been, or could be, converted into U. S. dollars at that rate or at any other rate.

Reclassifications

Certain prior period balances have been reclassified to conform due to discontinued operations.

Recently Issued Accounting Pronouncements

In February 2007, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement SFAS 157 (defined below). The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated results of operations and financial condition.

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

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds, stock funds and variable rate preferred securities issued by major financial institutions. Available-for-sale investments are carried at fair value and unrealized holding gains or losses resulting from changes in fair value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of September 30, 2007 and December 31, 2006, all short-term investments, except corporate stocks, of the Company had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for sale securities:

	September 30, 2007				December 31, 2006
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$20,095	$408	$—	$20,503	$12,877	$23	$—	$12,900
Balanced funds	3,464	5,288	—	8,752	3,844	1,451	—	5,295
Stock funds	11,366	6,309	—	17,675	3,843	580	—	4,423
Variable rate preferred securities	15,150	—	—	15,150	22,925	—	—	22,925
Corporate stocks	339	—	(120)	219	339	—	—	339

Total	$50,414	$12,005	$(120)	$62,299	$43,828	$2,054	$—	$45,882

As of September 30, 2007, the held-to-maturity securities consist of corporate bonds that have amortized cost of $1,536 and fair value of $1,534. The gross unrealized holding gains and gross unrealized holding losses were not material during the period. No held-to-maturity securities were held as of December 31, 2006. As of September 30, 2007 and December 31, 2006, no trading securities were held.

The Company realized a gain of $123 (proceeds from sale of trading securities of $245 with cost of $122) and $704 (proceeds from sale of available-for-sale securities of $14,188 with cost of $13,673, and proceeds from sale of trading securities of $416 with cost of $227) during the three months and nine months ended September 30, 2007, respectively. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

4. ACCOUNTS RECEIVABLE

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable, and amounted to $25,561 at September 30, 2007 and $17,452 at December 31, 2006, net of allowances. Billings are rendered based on agreed milestones included in the contracts with customers. At September 30, 2007 and December 31, 2006, the balance of accounts receivable net of allowances was $24,567 and $18,630, respectively, and represents amounts billed but not yet collected. All billed and unbilled amounts are expected to be collected within one year.

The accounts receivable balance included bank acceptance drafts receivable of $65 and nil, and commercial acceptance notes receivable of $1,277 and $848, respectively, as of September 30, 2007 and December 31, 2006. These bank acceptance drafts and commercial acceptance notes are all non-interest bearing and due within six months of issuance.

5. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under the Lenovo-AsiaInfo segment is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using the specific identification method. The components of inventories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Raw materials	$695	$901
Finished goods	5,505	6,366
Less: Inventories allowance	(352)	(749)

Total inventories, net	$5,848	$6,518

6. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$6,272	$2,004	$15,166	$3,712
Unrealized gain (loss) on available-for-sale investments—net of tax effect	3,663	104	7,143	$(8)
Change in cumulative foreign currency translation adjustment	1,454	843	3,680	$1,585

Comprehensive income	$11,389	$2,951	$25,989	$5,289

7. CREDIT FACILITIES

At September 30, 2007 and December 31, 2006, the Company had total short-term banking facilities for working capital purposes totaling $41,303 and $32,806, respectively. The credit facilities as of September 30, 2007 will expire between December 2007 and March 2008. The facilities were secured by bank deposits of $11,898 and $11,732 as of September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, unused short-term credit facilities were $36,348 and $28,506, respectively. The used facilities were pledged as security for standby letters of credit and trade notes payable issued to hardware suppliers and customers. Bank deposits pledged as security for these credit facilities (which are presented as “restricted cash” in the accompanying condensed consolidated balance sheets) totaled $13,452 and $12,599 at September 30, 2007 and December 31, 2006, respectively.

8. OTHER OPERATING INCOME

On July 27, 2004, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Lenovo Group Limited (“Lenovo”) to acquire Lenovo’s non-telecommunications IT service business. Pursuant to the Acquisition Agreement, AsiaInfo acquired the assets comprising Lenovo’s non-telecommunications related IT services business on October 1, 2004 (the “Acquisition Date”). The acquisition included the business now known as the Company’s Lenovo-AsiaInfo reportable segment. The Company allocated the purchase price of $36,784 to the net tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. Goodwill of $22,921 ($18,855 of which was impaired in 2005) and other intangible assets of $5,924 ($2,342 of which was impaired in 2005) were recognized as a result of the allocation.

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy the seller’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005 (the “Settlement Date”), the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow”), and the other one representing 1,081,281 shares (the “Security Business Escrow”)) to the Escrow Agent.

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

9. DISCONTINUED OPERATIONS

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

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operation. All periods prior to the date of the discontinued operations have been reclassified to present the results of the discontinued operations. Please also refer to Note 4 to the Company’s consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended on December 31, 2006 for details of other discontinued operations. Results of discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue of discontinued component	$—	$890	$167	$2,704

Income (loss) from discontinued operations	—	183	(91)	512
Gain on sales of discontinued operations	—	—	1,536	140
Income taxes	—	—	—	—

Income from discontinued operations, net of taxes	$—	$183	$1,445	$652

10. ACCOUNTS PAYABLE

The accounts payable balance, included bank acceptance drafts payable of $5,038 and $3,709, and commercial notes payable of $514 and $336, respectively, as of September 30, 2007 and December 31, 2006. These bank acceptance drafts and commercial notes are all non-interest bearing and due within six months of issuance.

11. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income from continuing operations before income taxes and equity in loss of affiliate and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2007	2006
US Federal Rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(30)	(28)
Decrease in valuation allowance	(6)	(9)
Subpart F income inclusion	11	9
Stock-based compensation	5	2
Nontaxable income on settlement of escrow	(1)	—
Change in tax rate	—	(2)
Other permanent differences	(1)	6

	13%	13%

During the three months ended March 31, 2007, the Company recorded a one-time tax benefit of $219 due to a retroactive change of enacted tax rate from 15% to 10% for AsiaInfo Technologies (China), Inc. (“AIBJ”) for the taxable year 2006. The reduction in tax rate for AIBJ is a result of AIBJ being qualified as a “Key Software Enterprise” in China for fiscal year 2006, and therefore enjoying a 10% tax rate for income earned during 2006 according to government regulations.

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

The total amount of unrecognized tax benefits as of the date of adopting FIN 48 was $687. As a result of the implementation of FIN 48, the Company recognized a $214 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, consistent with the provisions of FIN 48, the Company reclassified $473 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $687 of tax benefits that, if recognized, would affect the effective tax rate. None of the unrecognized benefit would affect deferred taxes or other tax accounts.

The Company has adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. The Company increased its accrual for interest and penalties to $20 as of January 1, 2007 upon the adoption of FIN 48.

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

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2006 remain open in various taxing jurisdictions.

On March 16, 2007, the Enterprise Income Tax Law of the People’s Republic of China (the “New EIT Law”) was passed. It will become effective on January 1, 2008. Under the New EIT Law, a single set of laws shall apply to all enterprises, including domestic enterprises, foreign invested enterprises (“FIEs”) and foreign enterprises, for tax purposes. The New EIT Law unifies the enterprise income tax rate at 25%. This rate is higher than the 15% to 24% rate currently enjoyed by some FIEs located in special zones or operating in certain industry sectors, but lower than the 33% rate currently applicable to other enterprises, including domestic enterprises. The New EIT Law contains grandfathering provisions for enterprises that have been established or approved to be established prior to its promulgation date. The New EIT Law also provides special tax incentives for certain industries and certain geographic locations, effective on January 1, 2008. No detailed rules have been published as of the date of this report regarding the various tax incentives provided by the New EIT Law. The Company anticipates that its subsidiaries in China will qualify for the tax incentives available for “High and New Technology Enterprises”, “Software Enterprises”, or “Advanced Technology Enterprises”, under the New EIT Law. If those subsidiaries do not qualify for these incentives, the tax rates will begin to increase in 2008, and will continue to increase until they reach 25% by 2012. Currently, the tax rates applicable to most of the income of the China subsidiaries are 13% to 15%.

12. STOCK-BASED COMPENSATION

2002 Stock Option Plan and the Prior Plans

Under the Company’s 2002 Stock Option Plan, the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices no less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the 2002 Stock Option Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Option Plans”).

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three one-year cliffs at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and are generally over four years at an annual rate of 25% per year. for the 2000 plan, and are generally no more than five years from the date of grant for 2002 Plan.

Option activity for the Option Plans is summarized as follows:

	Number of shares	Weighted average exercise price per share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value($)
Outstanding, January 1, 2007	6,167,157	$7.26
Granted	—	—
Cancelled or expired	(23,718)	8.10
Exercised	(702,875)	4.39

Outstanding, March 31, 2007	5,440,564	7.62

Granted	—	—
Cancelled or expired	(22,814)	6.22
Exercised	(238,775)	4.42

Outstanding, June 30, 2007	5,178,975	7.78

Granted	—	—
Cancelled or expired	(16,940)	10.40
Exercised	(336,058)	3.05

Outstanding, September 30, 2007	4,825,977	8.10	3.96	4,639

Vested and expected to vest, September 30, 2007	4,825,977	8.10	3.96	4,639
Exercisable, September 30, 2007	4,820,977	8.10	3.95	4,614

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $9.06 of our common stock on the last trading day in the third quarter of year 2007.

As of September 30, 2007, there was $17 unrecognized share-based compensation cost related to share options. That deferred cost is expected to be recognized over a weighted-average vesting period of 0.92 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

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

A restricted stock unit (“RSU”) is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. RSUs as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
RSUs unvested at January 1, 2007	394,773	$4.21
Granted	—	—
Vested	—	—
Forfeited	(1,050)	4.05

RSUs unvested at March 31, 2007	393,723	4.21

Granted	5,000	7.87
Vested	(1,425)	4.35
Forfeited	(7,025)	4.05

RSUs unvested at June 30, 2007	390,273	4.26

Granted	—	—
Vested	(20,000)	5.06
Forfeited	(6,636)	4.05

RSUs unvested at September 30, 2007	363,637	4.22

As of September 30, 2007, there was $1,097 unrecognized share-based compensation cost related to RSU. That deferred cost is expected to be recognized over a weighted-average vesting period of 2.24 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (“PSU”) and 1,995,000 PSUs were granted in November 2006. Unlike the previous RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment with respect to a share of the common stock. PSUs as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2007	1,995,000	$4.22
Granted	30,000	5.96
Forfeited or expired	—	—
Vested	—	—

PSUs unvested at March 31, 2007	2,025,000	4.24

Granted	10,000	7.61
Forfeited or expired	(5,000)	4.22
Vested	(202,000)	5.03

PSUs unvested at June 30, 2007	1,828,000	4.17

Granted	—	—
Forfeited or expired	(18,900)	4.22
Vested	(149,930)	5.03

PSUs unvested at September 30, 2007	1,659,170	4.10

As of September 30, 2007, there was $2,505 unrecognized share-based compensation cost related to PSU. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.98 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from expectation.

Accounting for Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated the results from prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the fair market value as of the grant date, measured in accordance with SFAS 123, and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$139	$33	$506	$99
Sales and marketing	273	30	938	88
General and administrative	208	55	712	163
Research and development	121	20	436	60

Total stock-based compensation expense	$741	$138	$2,592	$410

13. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (numerator)—basic and diluted
Income from continuing operations	$6,272	$1,821	$13,721	$3,060
Income from discontinued operations, net of taxes	—	183	1,445	652

Net income	$6,272	$2,004	$15,166	$3,712

Shares (denominator)
Weighted average common stock outstanding
Basic	43,735,575	42,331,045	43,374,659	43,897,256
Dilutive effect of stock-based compensation	1,537,257	506,754	1,631,435	796,673

Diluted	45,272,832	42,837,799	45,006,094	44,693,929

Net income from continuing operations per share
Basic	$0.14	$0.05	$0.32	$0.07

Diluted	$0.14	$0.05	$0.31	$0.07

Net income from discontinued operations, net of tax, per share
Basic	$—	$—	$0.03	$0.01

Diluted	$—	$—	$0.03	$0.01

Net income per share
Basic	$0.14	$0.05	$0.35	$0.08

Diluted	$0.14	$0.05	$0.34	$0.08

As of September 30, 2007 and 2006, 1,247,979 and 4,228,004 weighted-average dilutive potential shares of common stock have been excluded from the diluted earnings per share (“EPS”) calculation, respectively, as they are anti-dilutive. These shares could potentially have a dilutive effect on EPS in the future.

14. SEGMENT INFORMATION

Since the acquisition of the non-telecom IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecom business, and Lenovo-AsiaInfo, providing IT services, including IT security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, 2006 and 2007, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

	Three Months Ended September 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$20,282	$4,891	$25,173	$16,577	$2,588	$19,165
Service	4,144	103	4,247	3,855	251	4,106
Third party hardware	2,900	45	2,945	4,481	22	4,503

Total revenue:	27,326	5,039	32,365	24,913	2,861	27,774

Cost of revenues:
Software products and solutions	9,752	1,758	11,510	7,812	1,231	9,043
Service	1,706	206	1,912	2,228	314	2,542
Third party hardware	2,755	43	2,798	4,257	21	4,278

Total cost of revenues	14,213	2,007	16,220	14,297	1,566	15,863

Gross Profit	13,113	3,032	16,145	10,616	1,295	11,911

Business unit expenses:
Sales and marketing	4,592	2,324	6,916	4,035	1,548	5,583
General and administrative (1)	388	(10)	378	—	(266)	(266)
Research and development	3,988	498	4,486	3,317	499	3,816

Total business unit expenses	8,968	2,812	11,780	7,352	1,781	9,133

Contribution profit (loss)	$4,145	$220	$4,365	$3,264	$(486)	$2,778

	Nine Months Ended September 30,
	2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$56,795	$10,384	$67,179	$45,975	$4,558	$50,533
Service	11,559	268	11,827	9,419	522	9,941
Third party hardware	12,090	894	12,984	16,582	416	16,998

Total revenue:	80,444	11,546	91,990	71,976	5,496	77,472

Cost of revenues:
Software products and solutions	26,869	3,730	30,599	21,585	2,674	24,259
Service	5,110	478	5,588	5,680	785	6,465
Third party hardware	11,485	850	12,335	15,754	395	16,149

Total cost of revenues	43,464	5,058	48,522	43,019	3,854	46,873

Gross Profit	36,980	6,488	43,468	28,957	1,642	30,599

Business unit expenses:
Sales and marketing	13,835	5,804	19,639	9,403	4,270	13,673
General and administrative (1)	640	4	644	455	(601)	(146)
Research and development	11,470	1,263	12,733	9,101	1,417	10,518

Total business unit expenses	25,945	7,071	33,016	18,959	5,086	24,045

Other operating income	—	2,734	2,734	—	—	—
Contribution profit (loss)	$11,035	$2,151	$13,186	$9,998	$(3,444)	$6,554

	As of September 30, 2007			As of December 31, 2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$198,099	$68,712	$266,811	$215,775	$28,387	$244,162

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the three-month and nine-month periods ended September 30, 2006.

(2)

Included in total assets are net accounts receivable of $47,043 and $3,085 for AsiaInfo Technologies and Lenovo-AsiaInfo at September 30, 2007, respectively, and $34,132 and $1,950 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2006, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total contribution profit for reportable segments	$4,365	$2,778	$13,186	$6,554
Corporate general and administrative expenses	(1,231)	(1,792)	(5,383)	(6,103)
Net interest income	4,439	1,054	7,245	3,149
Gain on investments	123	—	704	—
Other expense, net	(12)	(21)	(32)	(76)

Income before income taxes	$7,684	$2,019	$15,720	$3,524

For the three-month and nine-month periods ended September 30, 2007 and 2006, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to a country based on the country of installation of hardware, software and performance of system integration work and software related services. As of September 30, 2007 and December 31, 2006, 100% of the Company’s long-lived assets were located in the PRC.

15. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 2007 and 2006 were as follows:

	September 30,
	2007		2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Beginning balance	$16,026	$1,967	$11,747	$1,967
Goodwill obtained in acquisitions of businesses	—	—	4,134	—
Impairment loss	—	—	—	—
Disposal of business components	—	—	—	—
Foreign exchange difference due to translation	189	—	40	—

Ending balance	$16,215	$1,967	$15,921	$1,967

16. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	September 30,
	2007				2006
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$2,331	$(1,896)	$—	$435	$2,331	$(1,708)	$—	$623
Trade name	341	(242)	—	99	341	(212)	—	129
Contract backlog	2,285	(2,294)	9	—	2,228	(1,737)	—	491
Favorable lease	372	(372)	—	—	372	(372)	—	—
Customer list	131	(54)	6	83	131	(28)	2	105
Customer relationship	2,059	(567)	107	1,599	2,060	(144)	16	1,932
Distribution network	870	(607)	—	263	870	(405)	—	465
Software	1,552	(671)	64	945	1,530	(192)	6	1,344
Technical support and service agreement	51	(51)	—	—	51	(47)	—	4
Non-compete agreement	130	(47)	6	89	126	(10)	—	116

	$10,122	$(6,801)	$192	$3,513	$10,040	$(4,855)	$24	$5,209

The future amortization expense for the net carrying amount of intangible assets with definite lives as of September 30, 2007 is expected to be as follows:

The remainder of 2007	$298
2008	1,167
2009	970
2010	773
2011	305
2012	—

$3,513

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from the escrow account in February 2007. As of September 30, 2007, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but would serve as a non-executive Director and the Vice Chairman of the Board of Directors of China Netcom Hong Kong. Effective July 12, 2007, Mr. Tian resigned as a non-executive Director and Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three months and six months ended June 30, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $4,659 and $8,214, respectively.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three Months Ended September 30,
	2007	2006
	Lenovo	Lenovo
Revenues:
Software products and solutions	$—	$—
Service	—	—
Third party hardware	—	—

Total revenues	—	—

Purchases:
Software products and solutions	—	1
Service	—	—
Third party hardware	—	—

Total purchases	—	1

Operating expenses:
Sales and marketing	17	108
General and administrative	—	—
Research and development	1	1

Total operating expenses	$18	$109

	Nine Months Ended September 30,
	2007	2006
	Lenovo	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$2,643	$2,643
Service	—	—	1,348	1,348
Third party hardware	—	—	2,686	2,686

Total revenues	—	—	6,677	6,677

Purchases:
Software products and solutions	1	10	22	32
Service	—	—	9	9
Third party hardware	583	—	—	—

Total purchases	584	10	31	41

Operating expenses:
Sales and marketing	60	143	12	155
General and administrative	—	—	7	7
Research and development	3	4	20	24

Total operating expenses	$63	$147	$39	$186

	As of September 30, 2007	As of December 31, 2006
	Lenovo	Lenovo
Balances with related parties:
Prepaid expenses and other current assets	$—	$241
Net accounts receivable	4	3
Other receivables	208	296
Deferred revenue	353	339
Other payables	712	685

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three months and nine months ended September 30, 2007, the Company did not enter into any software solutions contracts with Beijing UITV. During the three months and nine months ended September 30, 2006, the Company entered into software solutions contracts with Beijing UITV valued at approximately of nil and $62, respectively. The Company recorded nil and $59 of software products and solutions revenue in the three months and nine months ended September 30, 2006, respectively. As of September 30, 2007, the Company had no account receivable from Beijing UITV.

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

Based on the rulings from the Second Circuit Court of Appeals regarding class certification, the District Court entered an order formally removing the proposed settlement from the Court’s docket. The plaintiffs asked the Court to certify new proposed classes of IPO investors and the Court set dates by when the parties must file briefs addressing the viability of the plaintiffs’ new proposed classes, with the plaintiffs’ opening briefs due on September 27, 2007, the defendants’ opposition briefs due on December 21, 2007, and plaintiffs’ briefs responding to the defendants’ arguments due on February 15, 2008. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, it believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative shareholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of the Company. On October 9, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, two of the underwriters of the Company’s IPO. No directors, officers or shareholders of the Company are named as defendants in this action, although the Company is named as a nominal defendant.

While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19. STOCK REPURCHASE PROGRAM

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

On September 11, 2007, the Company announced the authorization of another stock repurchase program under which the Company may repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to this program, the Company may, from time to time for a period of four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of common stock. As of September 30, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

20. SUBSEQUENT EVENT

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

According to the terms of the Agreement, the Company agreed to purchase the Business in exchange for a cash payment that based is on the contract revenues from certain customer contracts to be acquired in the acquisition. Payments will be made in installments, subject to the fulfillment of certain milestones. The closing of the transaction contemplated by the Agreement is also subject to customary closing terms and conditions. The Company believes that the transaction furthers its on-going strategy of expanding its market-leading telecommunications software solutions business in China.

The transaction was closed during October 2007. The Company is in the process of finalizing the valuation.

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

In the fourth quarter of 2004, we acquired the non-telecommunications-related IT services business of Lenovo Group Limited (“Lenovo”), in a transaction valued at approximately $36.8 million. As of September 30, 2007, Lenovo owned approximately 9% of our outstanding common stock. In connection with the acquisition, we have been organized as two business divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. Each business division is further organized into three operating segments by product types: (1) software products and solutions, (2) service, and (3) third party hardware. In 2006, the Lenovo-AsiaInfo division generated approximately $9.1 million in revenue, representing more than 8% of our total revenues for the year.

We remain on the look-out for attractively-priced acquisitions that can be easily integrated into our existing operations and that will contribute to our expansion of market share. In May 2006, we signed two agreements to acquire certain telecom businesses of Shanghai Emice Information Technology Co., Ltd and Beijing GCTech Company Limited, respectively. In July 2007, we entered into an Acquisition Agreement with Shenzhen Modern Computer Manufacturer Co., Ltd. to acquire certain assets constituting its telecom support systems business. These acquisitions are consistent with our strategy of expanding our high-margin telecom software solutions business and enhancing our telecommunication software solutions offerings.

In line with our on-going strategy to divest operations that are not part of our core telecommunications software and IT security products and services business, in December 2006, we signed an agreement with Fidelity to sell certain assets comprising our financial services IT solutions business.

Recent Developments

In addition to the acquisition discussed above, in the quarter ended September 30, 2007, we experienced healthy demand for our market-leading telecom software solutions as telecom operators develop systems tailored to specific end-user needs and market segments. We signed contracts to deploy an integrated account inquiry system for Zhejiang Telecom, to develop a billing and Customer Relationship Management (CRM) solution for China Mobile Pakistan, and to provide 3G billing solutions to China Telecom’s extended TD-SCDMA trial network expansion program. We also signed contracts to optimize Zhejiang Mobile’s Business Operation Support System (BOSS), to expand China Mobile’s call center system in Sichuan province, and to develop headquarter-level CRM systems for China Unicom. In addition, we entered into agreements to deliver over-the-air payment solutions for Jiangxi Mobile, to expand China Mobile’s headquarters’ business intelligence system, and to deploy an online short message mailbox system for China Unicom.

In October, we also signed contracts to deploy online short message mailbox system for China Unicom, expand China Mobile’s call center system in Sichuan province, and develop a 3G billing solution for China Telecom’s extended TD-SCDMA trial.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 14 to the Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

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

	Three Months Ended September 30,
	2007			2006
	AsiaInfo Technologies	Lenovo-AsiaInfo	Total	AsiaInfo Technologies	Lenovo-AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$20,282	$4,891	$25,173	$16,577	$2,588	$19,165
Service revenue	4,144	103	4,247	3,855	251	4,106
Third party hardware revenue net of hardware costs	145	2	147	224	1	225

Total revenues net of hardware costs	24,571	4,996	29,567	20,656	2,840	23,496
Total hardware costs	2,755	43	2,798	4,257	21	4,278

Total revenues	$27,326	$5,039	$32,365	$24,913	$2,861	$27,774

	Nine Months Ended September 30,
	2007			2006
	AsiaInfo Technologies	Lenovo-AsiaInfo	Total	AsiaInfo Technologies	Lenovo-AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$56,795	$10,384	$67,179	$45,975	$4,558	$50,533
Service revenue	11,559	268	11,827	9,419	522	9,941
Third party hardware revenue net of hardware costs	605	44	649	828	21	849

Total revenues net of hardware costs	68,959	10,696	79,655	56,222	5,101	61,323
Total hardware costs	11,485	850	12,335	15,754	395	16,149

Total revenues	$80,444	$11,546	$91,990	$71,976	$5,496	$77,472

Total revenues net of hardware cost, or net revenue, is a “Non-GAAP financial measure” as defined by applicable federal securities regulations. We believe total revenues net of hardware costs in each of the segments of our business more accurately reflects our core business, which is the provision of software solutions and services. We also believe such measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes third party hardware costs allows investors to better evaluate the performance of our core business and we have provided a reconciliation of this measure to the most directly comparable US GAAP financial measure, total revenues, above.

We have evaluated the criteria outlined in EITF No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate under US GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions who bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, and bear credit risk or have the right to select suppliers.

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

Service costs. Service costs consist primarily of compensation and travel expenses for the professionals involved in designing and implementing IT services, management consulting and network solutions projects. Service costs also include hardware warranty costs. We accrue hardware warranty costs upon final acceptance. We typically obtain manufacturers’ warranties for hardware we sell, which cover a portion of the warranties that we give to our customers. Our estimates of warranty costs are based on our current experience with contracts for which the warranty period has expired.

Third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers; thereby increasing our working capital requirements.

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

On March 16 2007, the Enterprise Income Tax Law of the People’s Republic of China (the “New EIT Law”) was passed. It will become effective on January 1, 2008. Under the New EIT Law, a single set of laws shall apply to all enterprises, including domestic enterprises, FIEs and foreign enterprises, for tax purposes. The New EIT Law unifies the enterprise income tax rate at 25%. This rate is higher than the 15% to 24% rate currently enjoyed by some FIEs located in special zones or operating in certain industry sectors, but lower than the 33% rate currently applicable to other enterprises, including domestic enterprises. The New EIT Law contains grandfathering provisions for enterprises that have been established or approved to be established prior to its promulgation date. The New EIT Law also provides special tax incentives for certain industries and certain geographic locations, effective on January 1, 2008. No detailed rules have been published as of the date of this report regarding the various tax incentives provided by the New EIT Law.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more U.S. dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. We did not engage in any significant foreign exchange transactions in the three-month period ended September 30, 2007.

Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York as of September 30, 2007 the exchange rate between the U.S. dollar and the Renminbi was US$1.00 = RMB7.4928.

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

We record software sales of information security products, net of estimated sales returns, upon shipment to the distributors. For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its relative fair value as determined by “vendor specific objective evidence” (“VSOE”). We defer revenue for the fair value of its undelivered elements and recognize revenue for the remainder of the contractual arrangement fee attributable to the delivered elements when the basic criteria of SOP 97-2 have been met. If the only undelivered element is post-contract customer support (“PCS”) for which we have established VSOE, we recognize the difference between the total arrangement fee and the amount deferred for PCS as revenue upon delivery. The PCS revenue is recognized ratably over the PCS term.

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

Effective on January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits as of the date of adopting FIN 48 was $687. As a result of the implementation of FIN 48, we recognized a $214 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, consistent with the provisions of FIN 48, we reclassified $473 unrecognized tax benefits from current to non-current because payment of cash is not anticipated within one year of the balance sheet date.

Goodwill. Goodwill is not amortized, but instead tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2006 and no impairment losses were recognized.

Stock-based compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first three quarters of fiscal year 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123. We recognize the compensation costs net of a forfeiture rate and recognize the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the restricted stock unit and option vesting term of four years. We estimated the forfeiture rate of restricted stock units based on our historical experience for the options during the preceding four fiscal years. The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development are included in those line items on the face of the statement of operations. We did not expect any tax benefits resulting from tax deductions in excess of the compensation cost recognized and therefore no deferred tax assets were recorded upon the adoption of SFAS 123R. For the three-month and nine month periods ended September 30, 2007, we recorded $0.7 million and $2.6 million of stock-based compensation expense, respectively, and the adoption of FAS 123R has had no material effect on our results of operations and financial condition.

Consolidated Results of Operations

Revenues. Gross revenues were $ 32.3 million for the three-month period ended September 30, 2007, 17% higher than the year ago period and up 9% sequentially. Gross revenues were $92.0 million for the nine-month period ended September 30, 2007, representing an increase of 19% over the comparable period in 2006. The overall increases in gross revenues are largely the result of increases in software products and solutions revenues and service revenues described below.

Software products and solutions revenue was $25.2 million and $67.2 million, respectively, for the three-month and nine-month periods ended September 30, 2007, representing increases of 31% and 33% over the comparable periods in 2006 and a 12% sequential increase. The increases in software products and solutions revenue were due to the continuous growth in our telecommunications software business as well as recovery of our IT security business. During the third quarter, we deployed software solutions for telecommunications customers in areas including billing, customer relationship management, business intelligence, and service application solutions. Third quarter telecom software products and solutions revenue rose 31% year-over-year as telecom customers upgraded and expanded their business and operation support systems and invested in more sophisticated technologies. Sequentially, telecom software products and solutions revenue rose 12% from the previous quarter.

Service revenue was $4.2 million and $11.8 million in the three-month and nine-month periods ended September 30, 2007, representing increases of 3% and 19% against the comparable periods in 2006 and a 6% increase over the previous quarter. The increase in service revenue was primarily due to continued growth in our telecom business.

Third party hardware revenue for the three-month and nine-month periods ended September 30, 2007 was $2.9 million and $13.0 million, 35% and 24% decreases over the comparable periods in 2006 and a 7% decrease sequentially. Third party hardware revenue has been generally decreasing in the past several years as we have increasingly focused on our higher-margin software product and solutions business; however, from time to time we offer third party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed approximately 16% to our gross revenues in the three- month period ended September 30, 2007, including a 19% contribution to software products and solutions revenue and a 2% contribution to service revenue. Lenovo-AsiaInfo contributed 10% to our gross revenue in the year-ago period and 15% in the preceding quarter.

During the third quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for approximately 84% of our total revenue.

Cost of revenues. Our cost of revenues increased 2% to $16.2 million and increased 4% to $48.5 million, respectively, in the three-month and nine-month periods ended September 30, 2007, compared to $15.9 million and $46.9 million in the comparable periods of 2006. Cost of revenue increased 7% over the previous quarter. The year-over-year and sequential increase in cost of revenues is slower than our revenue growth, reflecting the declining proportion of low margin third party hardware revenue in our total revenues.

Gross profit. Our gross profit margin increased from 43% in the same period last year to 50% in the three- month period ended September 30 2007. Sequentially, our gross profit margin increased from 49% to 50%. The improvement in gross margin reflects execution of our long-term strategy to focus on high margin software solutions, as well as the improving operating results of our Lenovo-AsiaInfo division.

During the third quarter, our telecommunications business posted a contribution profit, before corporate general and administrative expenses, of $4.1million, increasing by 27% over the same period last year and 24% sequentially. The year-over-year and sequential increase was largely due to revenue growth and operating leverage of the telecom division. Lenovo-AsiaInfo posted a contribution profit, before corporate general and administrative expenses, of $0.2 million, compared to a loss of $0.5 million in the comparable period of 2006, and a loss of $0.04 million in the previous quarter. The increase reflected continuous improvement in the operation of our IT security division.

Operating expenses. Our operating expenses in the third quarter of 2007 were $13.0 million, representing an increase of 19% over the comparable period in 2006 and a 2% sequential decrease. The increase was due to increased sales and marketing, research and development, and general and administrative expenses discussed below.

Sales and marketing expenses were $6.9 million for the third quarter of 2007, representing increases of 24% over the comparable periods in 2006 and a 4% sequential increase. The increases were primarily due to our greater marketing efforts, which are intended to expand our customer base and help us take advantage of new market opportunities.

General and administrative expenses were $1.6 million for the third quarter of 2007, representing an increase of 5% over the comparable period in 2006 and 35% sequentially decrease. The year-over-year increases in general and administrative expenses were primarily due to recovery of bad debt expense in the comparable period of 2006 and the sequential decrease were mainly due to a government funded project and to internal budget control.

Research and development expenses were $4.5 million for third quarter of 2007, representing an increase of 18% over the comparable period in 2006 and an 8% sequential increase. The increases were in line with our strategy of continuing to invest in our research and development capabilities and position AsiaInfo for future market opportunities.

Total other income. Total other income, including interest income, gain on investment, and other income in the third quarter of 2007 was $4.6 million, representing an increase of 340% over the comparable period in 2006 and a 145% sequential increase. The increase was primarily due to a higher-than-normal dividend income from a short-term investment during the third quarter of 2007.

Net income. Net income for the third quarter of 2007 was $6.3 million, or $0.14 per basic share, compared to $2.0 million, or $0.05 per basic share, for the year-ago period, and $2.5 million, or $0.06 per basic share, for the previous quarter.

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

Our net cash used in operating activities for the nine-month period ended September 30, 2007 was $5.5 million. This was primarily attributable to our net income of $15.2 million, adjusted by a net non-cash related gain of $0.3 million, and a net increase in the components of our working capital of $20.4 million.

Our accounts receivable balance at September 30, 2007 was $50.1 million, consisting of $24.5 million in billed receivables and $25.6 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding at September 30, 2007 were 127 days, as compared to last quarter’s 136 days.

Our inventory position at the end of the third quarter of 2007 was approximately $5.8 million, as compared to $6.5 million at December 31, 2006.

Our net cash used in investing activities for the nine-month period ended September 30, 2007 was $7.8 million. This was primarily due to purchase of short-term investments of $28.7 million, which was partially offset by proceeds from sale of short-term investment of $22.0 million.

Our net cash provided by financing activities for the nine-month period ended September 30, 2007 was $3.2 million. This was due to proceeds generated by the exercise of stock options of $5.1 million, which was offset by repurchase of stock of $1.9 million.

As of September 30, 2007, we had total short-term credit facilities for working capital purposes totaling $41.3 million, expiring by March 2008, which were secured by bank deposits of $11.9 million. At September 30, 2007, unused short-term credit facilities were $36.3 million and used facilities totaled $5.0 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $1.6 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2007. Bank deposits pledged as security for these credit facilities totaled $13.5 million as of September 30, 2007 and are presented as restricted cash in our consolidated balance sheets.

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

In the event that we decide to pay dividends to our stockholders, our ability to pay dividends will depend in part on our ability to receive dividends from our operating subsidiaries in China. Foreign exchange and other regulations in China may restrict our ability to distribute retained earnings from our operating subsidiaries in China or convert those payments from RMB into foreign currencies.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had short-term credit facilities for working capital purposes totaling $41.3 million, expiring by March 2008, of which $5.0 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers, unused short-term credit facilities were $36.3 million.

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

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2007. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of September 30, 2007, the rate of exchange quoted by the Federal Reserve Bank of New York was US$1.00 = RMB7.4928. If the exchange rate were to increase by 10% to US$1.00 = RMB8.2421, our net assets would potentially decrease by $12.2 million. If the exchange rate were to decrease by10% to US$1.00 = RMB6.7435, our net assets would potentially increase by $14.9 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB. Because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB. and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2003, based on a decision made by a special independent committee of our Board, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. The proposed settlement contemplated that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplated that we would assign any claims we may have against the underwriters of our IPO for excess commissions to the plaintiffs.

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

In addition, we received a letter dated July 30, 2007 from a putative shareholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 by the underwriters of its IPO and certain unidentified directors, officers and shareholders of our company. On October 9, 2007, the putative shareholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, two of the underwriters of our IPO. No directors, officers or shareholders of our company are named as defendants in this action, although we are named as a nominal defendant.

During the fiscal quarter ended September 30, 2007, we did not have any other material legal proceedings pending against us.

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

The IT security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, has conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a Settlement and Release Agreement with Lenovo to resolve certain claims arising out of that inquiry.

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

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”). Lenovo Computer System and Technology Services Limited (“Lenovo Computer”), which is owned by certain subsidiaries of Lenovo and has been operating the IT security solutions business for more than four years, continues to perform certain previously executed contracts. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Lenovo Security has now obtained most of the requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

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

In September of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel, T&C Law Firm, delivered at the time Star VATS was established, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with the restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

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

On October 21, 2005 the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a new regulatory framework for acquisitions of PRC businesses involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of the SAFE notice, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register.

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

On September 11, 2007, our Board authorized a stock repurchase program pursuant to which we are entitled, from time to time during a four-month period (expiring on January 11, 2008), to purchase up to 3,000,000 shares of our common stock. As of September 30, 2007, we repurchased 244,300 shares at a cost of $1,953.

All common stock repurchase by us became part of our treasury stock.

The following table provides information on the purchase we made under the repurchase plan in September, 2007. There was no repurchase of our common stock in the months of July and August, 2007.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
September 1, 2007 — September 30, 2007	244,300	$7.9929	244,300	2,755,700
Total	244,300	$7.9929	244,300	2,755,700

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: November 9, 2007	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated September 8, 1998

3.2(1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3(2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4(2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5(5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1(1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1(1)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated August 31, 1999

10.2(4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3(4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4(7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5(5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6(8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7(8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8(8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9(8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12(8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13(8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14(8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15(8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16(9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17(10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18(10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20(10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21(10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22(10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24(10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25(12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated September 2, 2006

10.26(12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated September 2, 2006

10.27(12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated September 2, 2006

10.28(12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated September 2, 2006

10.29(12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated September 2, 2006

10.30(12)	Power of Attorney executed by Jian Qi, dated September 2, 2006

10.31(11)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.32(11)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2005 (English Translation) *

10.33(13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34(13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35(13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36(13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37(13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006(English Translation) *

10.38(13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39(13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) (filed herewith) *

10.40(13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jian Qi, dated July 1, 2005 (English Translation) *

10.41(13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005(English Translation) *

10.42(13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated December 30, 2005 (English Translation) *

10.45(6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.46(6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.47(14)	Strategic Investors’ Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited.

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 30, 2006.