Form 10-K
period 2007-12-31
ASIAINFO HOLDINGS INC
filed 2008-03-14
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $420,677,670.40.

The number of shares outstanding of the Registrant’s common stock, $0.01 par value, was 45,153,744 at March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, the (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”). The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially are the factors discussed below under Item 1A, “Risk Factors”.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc., its subsidiaries and consolidated variable interest entities, or VIE.

PART I

ITEM 1. Business

Overview

We are a leading provider of high-quality telecommunications software solutions and information technology (IT) security products and services in China, helping our customers increase their business value in fast-growing and evolving markets. In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, China Network Communications Group Corporation, or China Netcom, and China Telecommunications Corporation, or China Telecom. In addition to providing software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and services to many small and medium-sized companies in China.

Our operations are organized into two divisions: AsiaInfo Technologies and Lenovo-AsiaInfo. For the year ended December 31, 2007, approximately 86% of our total revenue was contributed by AsiaInfo Technologies, while the remaining revenue was contributed by Lenovo-AsiaInfo. AsiaInfo Technologies encompasses our traditional telecommunications business and provides software solutions to China’s telecommunications carriers. Products and services in this division cover customer management and billing solutions, decision support systems, service applications such as messaging, broadband, wireless and other advanced applications and network infrastructure services, including network design, implementation, operation and optimization. Lenovo-AsiaInfo mainly provides IT security products and services tailored for small to medium-sized companies, focusing on the firewall and Virtual Private Network, or VPN, sectors. Lenovo-AsiaInfo’s IT security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities.

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

After moving our operations to China, we designed and implemented most of the nation’s major commercial Internet backbone projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects included high performance, and highly faults tolerant software that we continue to develop and sell. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of China’s market. Because these software products, along with our network integration services, have a wide range of applications for our customers’ businesses, including their fixed-line, wireless and Internet services, we have grown from a pure Internet infrastructure developer to a total communications infrastructure software and services provider.

We have also expanded our business in China through various acquisitions. We significantly broadened our presence in the Business Support Systems/Operation Support Systems, or BSS/OSS, market in 2002 through the acquisition of Bonson Information Technology Holding Limited. In 2004, we significantly increased our presence in the IT security services and solutions market through our acquisition of Lenovo’s IT services business. In 2005, we strengthened our leading position in the telecommunications software solutions market by acquiring the telecommunications operation support business group of Zheda Lande Scitech Limited and Shanghai Changjiang Technology Development Co., Ltd. In 2006, we acquired certain telecommunications businesses of Shanghai Emice Information Technology Co., Ltd., or Shanghai Emice, and Beijing GCTech Company Limited, or GCTech, respectively. In 2007, we acquired the telecommunications Business Support Systems business, or BSS, of Shenzhen Modern Computer Manufacturer Co., Ltd, or Shenzhen Modern, a China-based provider of information technology services and software products. Our recent acquisitions reflect our strategy of expanding our core telecommunications software solutions business and enhancing our telecommunications software solutions offerings.

Our Corporate Structure

Although our operations are currently organized as two divisions, AsiaInfo Technologies and Lenovo-AsiaInfo, our business is conducted through a number of different operating subsidiaries, most of which are organized under PRC laws and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses we acquired from Lenovo through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under PRC laws and regulations, certain foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of the IT security business we acquired as part of Lenovo’s IT services business are subject to these restrictions on foreign investment. Accordingly, in order to comply with these laws and regulations, we have entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted businesses. Under accounting principles generally accepted in the United States of America, or US GAAP, Lenovo Computer and Lenovo Security are considered “VIEs”. As such, Lenovo Computer and Lenovo Security are consolidated in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, although we own none of the outstanding equity interests in either of those companies.

In addition to Lenovo Computer and Lenovo Security, we established another VIE in June 2004 for the purpose of exploring opportunities to engage in the value-added telecommunications services business in the PRC. PRC regulations restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these regulations, we entered into various contractual arrangements with certain individuals to set up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of Computer Information Security Products and Services—Foreign Ownership Restrictions and License Requirements.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security, Lenovo Computer and Star VATS, please see the discussion in Item 1A of this Report, “Risk Factors”.

The following diagram illustrates the current organizational structure of our company and our material operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operation.

(1)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees, but its beneficial interest is held by our subsidiary, AsiaInfo Technologies (China), Inc., through a series of contractual arrangements.
(2)	Lenovo Computer System and Technology Services Limited is a domestic Chinese company owned by subsidiaries of Lenovo Group Limited, but its beneficial interest is held by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.
(3)	Lenovo Security Technologies (Beijing), Inc. is a domestic Chinese company owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo Group Limited, and two of our employees, but its beneficial interest is held by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.

Industry Background and Market Opportunities

We operate in China’s telecommunications software and IT security products and services industry. As substantial proportions of our revenues have been, and are expected to continue to be, derived from customers in China’s telecommunications industry, we believe that developments in China’s telecommunications industry have significant implications for our business. In addition, we believe that developments in China’s IT security market have significant implications to our Lenovo-AsiaInfo division, which focuses on that market. The following discussion addresses developments in the telecommunications market and the IT security market in China.

Telecommunications Market

Approximately 86% of our total revenues were derived from our telecommunications software and services business in 2007, and we expect a significant portion of our total revenues to continue to be derived from the telecommunications sector in 2008. According to the Ministry of Information Industry of China, or China MII, in 2007, the number of China’s mobile phone subscribers increased by 19% to 547 million while the number of China’s fixed-line phone subscribers decreased by 1% to 365 million. Additionally, the number of broadband access subscribers in China increased by 20% to 66 million in 2007. According to China Internet Network Information Censer, or CNNIC, the number of Internet users in China increased 53% to 210 million in 2007. We expect the strong market demand for mobile and broadband services in China to continue. Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which GDP reached RMB 24,622 billion in 2007, according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Compound Annual Growth Rate
	2004	2005	2006	2007	(2004-2007)
China’s GDP (RMB billion)	15,959	18,396	20,941	24,662	16%
Fixed-line Telephone
Subscribers (in millions)	312	350	368	365	5%
Penetration rate	24%	27%	28%	28%	5%
Mobile Telephone
Subscribers (in millions)	335	393	461	547	18%
Penetration rate	25%	30%	35%	42%	19%
Internet
Users (in millions)	94	111	137	210	31%
Penetration rate	7%	8%	10%	16%	32%
Broadband
Users (in millions)	27	40	55	66	35%

Source:	National Statistical Bureau of China; China MII, CNNIC

As a leading provider of Business Support Systems/Operating Support Systems, or BSS/OSS, which help telecommunications carriers improve their customer relationships and operating efficiency, we believe the growth of China’s telecommunications market, particularly the mobile and broadband market represents great potential for our business. Given the increasing number of subscribers and the growing competition among the telecommunications operators, the telecommunications operators are under pressure to differentiate their service offerings so as to improve mobile and broadband customer satisfaction. As a result, we believe that well-developed BSS/OSS systems will continue to be a key investment focus for telecommunications carriers in China. The International Data Corporation, or IDC, a global market intelligence firm, estimated that the size of China’s telecommunications IT solutions market was approximately $1 billion in 2006, and will grow at a compound annual growth rate of 14% from 2006 to 2011.

In 2007, we upgraded and expanded our industry leading BSS/OSS systems, which are designed to enhance carriers’ business operations. We expanded our business geographically in China’s mobile communications market through our contracts with China Mobile’s provincial subsidiaries in Yunnan and Tibet for our Business

Intelligence, or BI, solutions. By the end of December 31, 2007, we provided billing solutions to nine of China Mobile’s provincial subsidiaries and CRM systems to ten of its provincial subsidiaries. Our BI solutions were deployed in China Mobile’s headquarters as well as fifteen of its provincial subsidiaries, supporting more than 150 million users and over 800 terabytes of data. Moreover, we also strengthened our business relationship with China Telecom, the world’s largest fixed line operator by signing our first CRM contract with its Xinjiang subsidiary. We also strengthened our business relationship with China Unicom by serving as a provider for its headquarter-level CRM and Partnership Relationship Management, or PRM system, and by acquiring the BSS/OSS business of Shenzhen Modern.

As the number of telecommunications subscribers continues to grow in China, telecommunications operators have launched new data service offerings such as mobile emails, media and entertainment and e-commerce. We believe these new services or business models offer us opportunities to upgrade our existing solutions and to develop new application software to support these new service and business models. In 2007, we signed contracts with China Unicom to develop its national push mail platform for its Code Division Multiple Access, or CDMA, network, and the Short Message Service, or SMS, mailbox system. Moreover, we successfully launched our Device Management, or DM, platform and mobile e-commerce solutions and signed contracts with China Mobile. Additionally, we introduced a new BI subsystem that enhances the analysis and market decision-making capability in wireless data services.

We believe the future development of the third-generation, or 3G, mobile communications system in China represents growth opportunities for our telecommunications business, even though the timing of 3G license issuance is still unknown. We believe 3G will lead to nation wide BSS/OSS upgrades and new system deployments. 3G will also intensify competition among mobile operators and drive up the overall telecommunications IT spending. In 2007, we signed our first 3G BOSS contract with China Mobile to support its extended TD-SCDMA trials in eight cities in China. We also won a bid for a 3G billing contract with China Telecom to support its extended Time Division-Synchronous Code Division Multiple Access, or TD-SCDMA, trial in China’s Hebei province. With our expertise and strong commitment to customer relationships, we believe we are well positioned to compete and benefit in 3G software and services market.

IT Security Market

Through our Lenovo-AsiaInfo division, we provide IT security products and services to small and medium-sized enterprises in China. We believe the rapid growth of China’s IT security market represents an opportunity for the growth of Lenovo-AsiaInfo. IDC estimated that China’s IT security market size was $576 million in 2006 and was expected to grow at a compound annual rate of 24% from 2007 to 2011. This forecast suggests that network security has become an important concern for many Chinese companies. Our IT security offerings continue to be highly regarded in the IT security market. In 2007, with our extensive sales network and experienced development teams, revenue from our IT security business division grew by 106% from 2006.

Our Strategy

Our goal is to provide high quality telecommunications software products and IT security products and services that help our customers achieve rapid and sustainable business growth. The key aspects of our strategy include the following:

Strengthening our leading position in China’s telecommunications market. We hold a leading position in the market for BSS/OSS systems and solutions in China, which we believe are important for the future development of the country’s telecommunications carriers. During 2007, we further strengthened our leading position in the telecommunications software solutions market through strategic acquisitions. As the market for telecommunications software solutions in China continues to expand, we remain on the lookout for attractively priced acquisitions that can be easily integrated into our existing operations and which will contribute to the expansion of our market share.

Addressing the IT security products and services market. Our strategy for our Lenovo-AsiaInfo division is to strengthen its market position in the IT security products and services market in China and explore cross-marketing opportunities with AsiaInfo’s existing customer base in the telecommunications market.

Our Competitive Strengths

The key factors that contribute to our strong competitive position are as follows:

Leading provider of telecom BSS/OSS solutions. We are a leading provider of operation support systems to telecommunications carriers in China, particularly China Mobile and its provincial subsidiaries. We now maintain business relationships with 28 of China Mobile’s 31 provincial subsidiaries, including deploying our industry-leading billing solutions and CRM solutions for 9 of its provincial subsidiaries, our CRM solutions for 10 of its provincial subsidiaries, and our BI solution for China Mobile’s headquarters and 15 provincial subsidiaries. We also developed one of the largest telecommunications billing and CRM systems in the world for Zhejiang Mobile, a provincial subsidiary of China Mobile, supporting over 34 million mobile subscribers. We believe our success with China Mobile and its provincial affiliates enhances our ability to provide support to other telecommunications carriers in their BSS/OSS systems construction.

Leader in Internet-related markets. We have been a leader in designing and implementing China’s Internet infrastructure. We have built first-class Internet backbones and provincial access networks, as well as user management systems and email systems, for China Mobile, China Unicom, China Netcom Group and China Telecom. We anticipate that the systems we constructed will continue to provide us with a competitive advantage in promoting our software solutions and services to telecommunications carriers.

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

Highly qualified personnel. In view of the specific needs of China’s market, our recruitment efforts target Chinese citizens who have information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading information technology company in China.

Products and Services

We leverage our core strengths in software and IT services to create product and solutions offerings for leading telecommunications service providers, as well as other major enterprises in China. Our AsiaInfo Technologies division offers a specialized suite of products for the telecommunications industry, while our Lenovo-AsiaInfo division focuses on IT security solutions for small and medium-sized enterprises.

AsiaInfo Technologies—Software and Solutions for the Telecommunications Market

Through AsiaInfo Technologies, we provide high quality software and solutions to China’s telecommunications carriers. Our suite of innovative solutions includes three primary types of products and services: Business and Operation Support Systems, Service Application Solutions and Network Infrastructure Solutions. The products and services we offer to the telecommunications industry include various software product suites, each of which is given the name “Open” because the software installed is designed with open architecture to facilitate further development and customization for specific purposes. We typically integrate a combination of these products, together with our services, into customized solutions to address individual customer needs.

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of BSS/OSS to China’s telecommunications operators. Our core BSS/OSS offerings primarily include convergent billing solutions, CRM and BI systems. We have constructed over 30% of China Mobile’s billing and CRM systems and approximately 50% its BI system, and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang provincial subsidiary, supporting over 34 million mobile subscribers.

Our specific BSS/OSS product suites include the following:

•

OpenBOSS product Suite. OpenBOSS is a carrier class Business Operation Support System solution that provides comprehensive revenue, customer, and product and service management capabilities. With a modularized design, OpenBOSS mainly consists of OpenBilling and OpenCRM solution that can be deployed independently.

•

OpenBilling Product Suite. OpenBilling is a flexible, expandable convergent billing solution for telecommunications operators. OpenBilling supports the business of mobile operators by providing a full line of integrated solutions, including mediation, rating, billing, account balance management, as well as system monitoring and disaster recovery management. OpenBilling is capable of being developed into full-service business operation support systems based on its core convergent billing function.

•

OpenCRM Product Suite. OpenCRM is a leading CRM solution suite launched by AsiaInfo for telecommunications operators. OpenCRM is an efficient system for operators to improve customer service quality, enhance customer satisfaction and build strong customer relationships.

•

OpenBI Product Suite. The core of AsiaInfo’s BI solution, OpenBI, is a carrier-class operating analysis and decision support system platform. With embedded technology such as data warehousing, online analytical process and data mining, OpenBI enables service providers to make management decisions based on analysis of customer behaviour, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for top management decisions.

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

In 2007, the demand for AsiaInfo’s leading BSS/OSS solutions continued to rise as telecommunications carriers attempted to differentiate service offerings to their customers so as to boost profitability in an increasingly competitive market. In 2007, we upgraded and expanded our industry leading BSS/OSS systems, which are designed to enhance telecommunications carriers’ business operations, including implanting our flagship OpenBOSS 3.0 and OpenBI 2.0. In 2007, we also expanded our customer base for our BSS/OSS solutions by signing our first CRM contract with China Telecom in Xinjiang. We also signed contracts with China Mobile for BI systems with its Yunnan and Tibet subsidiaries. Additionally, we signed contracts with China Unicom for its headquarters-level CRM and PRM system.

Network Infrastructure Solutions

Our network infrastructure solutions include network access and backbone infrastructure planning, design and implementation for telecommunications and Internet service providers. These services include technical training for our customers, as well as professional maintenance and support services. Together with the professional services, we offer comprehensive Internet Protocol (IP) and business operation network management solutions through our NetXpert and OpenXpert product suits.

•

AsiaInfo NetXpert (AINX). AINX is a carrier class data and IP network management solution. Covering network elements in all three layers of carriers’ data and IP network i.e. core, aggregation, and access layers, AINX provides comprehensive network management functions including fault, performance, topology and resource management as well as traffic analysis, Quality of Service (QoS) and routing monitoring. It helps carriers to reduce investment and improve maintenance efficiency by supporting multi-vendor environments and real-time optimization.

•

AsiaInfo OpenXpert (AIOX). AIOX is an integrated telecommunications network management system. OpenXpert is able to generate a spectrum of network managerial data which enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM.

Service Application Solutions

We design and provide a series of service applications that enable telecommunications operators and service providers to offer value-added services such as, Short Message Service or SMS, mobile email, mobile entertainment and mobile e-commerce. These applications often involve licensed third-party software that we customize or integrate with our proprietary software to provide individualized solutions. Specific products include:

•

AsiaInfo Mail Center (AIMC). AIMC, our flagship online messaging software, is carrier-scale messaging software designed to support electronic mail systems for the full range of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. To meet the demand for more efficient and secure electronic message exchanges, AIMC provides innovative functions and anti-spam control. The WAP and short messaging system, or SMS, functions allow end-users to access emails at any time with a mobile connection.

•

AsiaInfo Spam Patrol (AISP). Our self-developed anti-spam software, AISP, offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade, and content filtering.

•	AsiaInfo Anti Virus (AIAV). Our AIAV solution scans and clears viruses through Simple Mail Transfer Protocol (SMTP) or Internet Content Adaptation Protocol (ICAP), before emails that carry viruses are

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

•

AsiaInfo Net Disk (AIND). AIND is a network hard disk product that facilitates internet-based file transfer, sharing and management. In addition, AIND supports other value added functions like data processing of short message folders and synchronization of mobile devices.

•

AsiaInfo Internet Short Messaging Gateway (AIISMG). AIISMG is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single-point access and provincial roaming within China. AIISMG supports multi-protocols to transport short messages between different carriers and different mobile networks, including digital mobile (global system for mobile communications, or GSM), code division multiple access, or CDMA, Personal Handy-phone System, or PHS, and 3G networks.

•

AsiaInfo Device Management Platform. Working at the telecommunications mobile operators’ network side, the system enables mobile operators to perform remote mobile device management such as remote diagnosis and parameter setup. The system can also help operators to promote new services through firmware downloading and gather dynamic mobile usage information in support of marketing decision-making.

•

AsiaInfo Mobile e-commerce Platform. Collaborating with mobile operators’ existing billing and CRM systems to collect customer and account information, the platform realizes logistic, supplier management functions that enable mobile operators to provide mobile e-commerce business.

Lenovo-AsiaInfo—IT Security Products and Services

Lenovo-AsiaInfo, established largely from the non-telecommunications related IT services business we acquired from Lenovo, mainly provides security products and services for the small to medium-sized enterprise market in China, across a wide range of industries.

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

IT Security products. Firewalls provide protection against unwanted intrusion while enabling the flow of approved network traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost-effective manner. Our security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities. Our security applications are designed to maximize security and performance while using less physical space than competing products. Our security applications can be deployed to provide small to medium-sized businesses and enterprise remote locations with secure Internet access and communications. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include the Power V series and the Super V series firewalls, which are designed to meet the throughput requirements of companies of all sizes. In 2007 we launched a new Network Gap product, which quickly gained market acceptance. The product service as a gateway and can physically separate a local area network (LAN) from public network when security is a concern.

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

Pricing

We currently price our projects on the following basis:

•

Software sales. We price our proprietary software products (other than AIOpenBI, AIOpenXpert and AIMC) based on the number of user licenses our customers purchase from us. We price AIOpenBI based on modules, functions and requirements for follow-on services, and price AIOpenXpert based on the number of networks we monitor using the software. In addition to these license fees, our customers purchase technology support services for which they pay a service fee comprised of a fixed percentage of the total contract amount. The pricing of our messaging software, AIMC, is based on the total number of mailboxes purchased by our customers. However, the unit price for each mailbox differs depending on whether the mailbox is provided by a free Web-based email service, basic ISP-provided Internet email or business secure email offerings.

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

Technology

We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility and scalability required in a highly competitive, dynamic environment.

Our Open Billing solution is a flexible, expandable, and scalable convergence billing solution designed with multi-tier architecture. As a modularized software product, it has the following technical features:

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

Our OpenPRM software has three layers: the access layer, service layer, and data layer. The multi-tier design technology provides flexibility, scalability, and high performance. To facilitate the flexible configuration and integration with other systems, the following technologies are employed:

•

a Workflow Management System (WFMS) performs execution and monitoring by breaking down work activities into well-defined tasks, roles, rules and processes to improve efficiency, allowing carriers to reconfigure their business process to improve service quality and flexibility; and

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

AsiaInfo Net Disk (AIND) is designed to facilitate on-line file management by means of a web browser. It is capable of providing access authentication to a net hard disk, meaning that access is restricted to authorized persons. AIND is an independent software that does not rely on other software but can be linked to standard database programs.

AsiaInfo Internet Short Messaging Gateway (AIISMG) has the following technical features:

•	mainstream development tools based on UNIX platform;

•	multi-task and multi-thread concurrent processing;

•	full parameter tuning systems;

•	high expandability facilitated by modularized and distributed architecture; and

•	high system stability facilitated by disk array and system redundancy.

Our firewall product has the following technical features:

•	on-Chip-SRAM to ensure high-speed access of processor chips to data;

•	multiple IP streaming classification, parallel streaming, security module component technology and hardware-based fast search algorithm to achieve multi-engine parallel wire-speed filtering;

•	advanced system architecture and complete anti-attack module to rewrite TCP/IP kernel and add artificial intelligence mechanism to automatically adapt to network situation;

•	identification and filter of upcoming DoS/DDoS attack through monitoring and analysis of data stream and identification of DoS/DDoS transport stream structure; and

•	Lenovo Firewall Redundant Protocol to monitor the firewall service

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

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We upgrade our existing software products to enhance scalability and performance and provide added features and functions. We currently have 455 employees in our Research and Development Department as of December 31, 2007. Approximately 90% of our 2007 research and development expenses were spent by the AsiaInfo Technologies division while the remaining 10% was dedicated to the Lenovo-AsiaInfo division.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. The focus of our software research is on architecture study, software development platforms, commonly used libraries and other software management tools.

In addition to developing upgrades to our flagship BSS/OSS systems, we are also developing initiatives that will help to drive revenue growth in the future, in areas such as Value Added Services platform and business management systems. We launched China’s first mobile DM system and mobile e-commerce platform and successfully signed contracts with China Mobile. On the IT security side, in 2007, we launched a new network Gap product that quickly gained market acceptance. The product services as a gateway and can physically separate local area network (LAN) from public network when security is a concern. Moving forward we see strong market potentials for these new products and solutions.

We achieved Capability Maturity Model Integration, or CMMI, Level 5 Certification for software development in mid 2007. CMMI is an international standard developed by the Software Engineering Institute to assess the maturity of software development processes. Level 5 is the highest rating that can be achieved under the standard. We began the CMMI process improvement in 2001 and achieved levels 2 and 3 in March 2002 and March 2005 respectively. In the two years since starting the Level 5 improvements, we have reduced our product delivery time by 10%, and our product quality and project request response time has improved by 8% and 13% respectively, according to this system.

Customers

Our customers consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, China Netcom Group and China Telecom. For the year ended December 31, 2007, revenue from China Mobile accounted for $76,986,000, approximately 58% of our total revenues. We are now working with 28 of China Mobile’s 31 provincial subsidiaries. For the year ended December 31, 2007, revenues from China Unicom were $16,434,000, revenues from China Netcom Group were $12,731,000 and revenues from China Telecom were $6,835,000, each accounting for approximately 12%, 10% and 5% of our total revenues, respectively. Historically, our business has been impacted by various state-mandated restructurings of China’s telecommunications carriers. Any future restructurings in the telecommunications industry may result in delay or cancellation of telecommunications-related capital expenditures, which would likely have an adverse effect on our business.

Through the development of our Lenovo-AsiaInfo business unit, we have gained exposure to customers outside of our traditional telecommunications base. The following discussion describes our primary customers in the telecommunications market, as well as the type of enterprise customers we are targeting in the non-telecommunications market.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 369 million wireless voice service subscribers as of December 31, 2007, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s Global System for Mobile Communications, or GSM, network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator, providing services to over 160 million mobile customers through its GSM and CDMA networks. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. As of December 31, 2007, China Unicom had 119 million GSM subscribers and 41 million CDMA subscribers.

China Netcom Group. China Netcom Group was originally formed in 1999 to provide nationwide Internet broadband access and integrated telecommunications services. It is now the dominant provider of fixed-line telephone services, broadband and other Internet-related services, and business and data communications services in northern China. China Netcom Group offers a wide range of fixed-line telecommunications and data services, including fixed-line telephone services, broadband and other Internet-related services, business and data communications services and international telecommunications services. As of December 31, 2007, China Netcom had 111 million fixed-line and 20 million broadband subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia, mainly in southern China. It was officially established in May 2002 after a major restructuring of the former China Telecom, in which 10 subsidiaries of former China Telecom in northern China were merged with China Netcom. As of December 31, 2007, China Telecom had 223 million local access lines in service and 28 million broadband subscribers.

Customers in the IT Security Products and Services Market

In response to the increasing demand for IT security products and services from small to medium-sized enterprises as well as from various governmental agencies in China, Lenovo-AsiaInfo has focused on providing sophisticated IT security products and services tailored for China market. No single customer accounted for more than 10% of our consolidated revenues in the Lenovo-AsiaInfo division in 2007. Our targeted customers include small to medium-sized organizations that use Internet protocol enabled information systems. Our customers represent a broad spectrum of organizations across diverse sectors, including financial services, technology, government and education.

Sales and Marketing

Sales

As part of our sales strategy, we classify our market segments and target opportunities on national and regional levels. This classification helps us determine our primary sales targets and prepare monthly and quarterly sales forecasts. Sales quotas are assigned to all sales personnel according to annual sales plans. We approve target projects, develop detailed sales promotion strategies and prepare reports on order forecast, technical evaluation, sales budgeting expense, schedules and competition analysis. After a report has been approved, a sales team is appointed consisting of sales personnel, system design engineers and a senior system architect.

For AsiaInfo Technologies, our division focusing on customers in the telecommunications business, our sales organizations are structured into four strategic customer accounts, namely China Mobile, China Unicom, China Netcom Group and China Telecom. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu, Fuzhou, Shenyang, Hangzhou, Nanjing and Guangzhou. As a result, we believe we have increased our organizational efficiency and improved the quality of our services to our clients.

For Lenovo-AsiaInfo, our division addressing the IT security products and services market, our sales force is mainly organized by different business divisions, focusing on IT security solutions. In addition to the headquarters in Beijing, there are also direct sales personnel in regional offices in various provinces. Sales of our security products and services are made via both our direct sales team and a large number of sales distributors (of which we have over 200) which cover the entire country.

Marketing

Both AsiaInfo Technologies and Lenovo-AsiaInfo have Marketing and Strategy departments, which focus on strategy planning, strategic alliance development, market analysis and software product development planning. In addition, we have a market communications department, which engages in a number of activities aimed at increasing public awareness of our products and services. These activities include:

•	managing and maintaining our website;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations programs; and

•	creating and placing advertisements.

Competition

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include multinational companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the IT security products and services market, our competitors are mainly local players such as Topsec and international players such as Cisco.

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

In January 2002, the MII promulgated the Administrative Measures for Telecommunications Business Operating Licenses. This regulation provides for two types of telecommunications operating licenses for carriers in the PRC, namely licenses for basic services and licenses for value-added services. In April 2003, the MII issued a new classification of basic and value-added telecommunications services. The revised classification maintains the general distinction between basic telecommunications services, or BTS, and value-added telecommunications services, or VATS and attempts to define the scope of each service. In particular, the 2003 classification delineated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communications services, domestic Internet virtual private network services and Internet data center services. Type 2 covers storage and retransmission (email, voice mail, facsimile), call centers, Internet access and information services.

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

We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel that helped us to form Start VATS, T&C Law Firm, at the time Star VATS was established, the contractual arrangements among us, Star VATS and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with its restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties. For more information on the regulatory and other risks associated with our contractual arrangements related to Star VATS, please see the discussion below in Item 1A, “Risk Factors”.

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

Upon the closing of our acquisition of Lenovo’s IT services division in 2004, our Chinese legal counsel, T&C Law Office, and Chinese legal counsel to Lenovo, Tian Yuan Law Firm, each delivered legal opinions to the effect that the structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among Lenovo-AsiaInfo Technologies, these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinions of our and Lenovo’s Chinese legal counsel.

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

As of March 14, 2008, our subsidiaries or affiliates hold the following certifications or qualifications:

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

•

Software Enterprise Authorization Certificate issued by the China Software Industry Association; (holders: AsiaInfo Technologies (China), Inc.; AsiaInfo Technologies (Chengdu), Inc.; Lenovo Computer Systems and Technology Services Ltd. and Lenovo Security Technologies (Beijing), Inc.)

•

Certificate for Key Software Enterprise under the State’s Planning and Overall Arrangement issued by the National Development and Reform Commission, the Ministry of Information Industry, the Ministry of Commerce and the State Administration of Taxation; (holder: AsiaInfo Technologies (China), Inc.)

•

CMMI (Capability Maturity Model Integration) LEVEL 5 Certificate issued by Software Engineering Institute of Carnegie Mellon University; (holder: AsiaInfo Technologies (China), Inc., AsiaInfo Technologies (Chengdu), Inc.)

•

National Information Technology Security Certification Authorization Certificate issued by China Information Technology Security Certification Center; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	The People’s Republic of China License for Operating Value-Added Telecommunications Services issued by the Ministry of Information Industry; (holder: Beijing Star VATS Technologies, Inc.)

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

•	Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Sales Permits of Commercial Encryption Products issued by National Encryption Administration Committee; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Appointed Producer of Commercial Encryption Products issued by National Encryption Administration Committee; (holder: Lenovo Security Technologies (Beijing), Inc.)

•	Military Information Security Product Certification Certificates (Including Certificates for Five Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Sales Permits of Specialized Products for Computer Information System Security (Including Sales Permits of Seven Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.); and

•	Interim Permits of Telecommunications equipment for telecommunications net (Including Interim Permits of Two Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.)

Intellectual Property

Our success and ability to compete depends in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright and trademark and patent registrations. We have filed thirteen trademark applications with the United States Patent and Trademark Office, five of which have been passed on to registration and eight of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications for AsiaInfo’s logo with the Hong Kong Trade Marks Registry, all of which have been passed to registration. We have filed five patent applications with China Patent Bureau, two of which have been granted, and the others are currently pending. We also have acquired some existing patents in the PRC for certain hardware products used or developed in our information security business. Over approximately 260 versions of our software products have been registered with the State Copyright Bureau in China.

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

Employees

As of December 31 2007, we have 2,551 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western-educated Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising 10 provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects delayed, adversely affecting our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry, such as China Mobile, China Unicom, China Netcom Group and China Telecom. China Mobile accounted for 58% of our revenues in 2007. The loss, cancellation or deferral of any large contract by any of our large customers would have a material adverse effect on our revenues, and consequently our profits. Despite our business development in the IT security products and services market, the revenue expected to be generated by our business outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other industries in the future.

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

The IT security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Lenovo to resolve certain matters arising out of the acquisition. The Settlement Agreement provides for the mutual release of certain claims that we or Lenovo may have had against each other relating to the acquisition.

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

Although we had net income in 2004, 2006 and 2007, we sustained net losses in 2003 and 2005. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage of those expenses, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses.

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

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security. Lenovo Computer, which is owned by certain subsidiaries of Lenovo and has been operating the information security solutions business for more than five years, continues to perform certain previously executed contracts. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Lenovo Security has now obtained most of the requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

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

PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our acquisition strategy and the failure by our stockholders who are PRC residents to make or obtain any required registrations pursuant to such regulations may subject us to legal sanctions.

The PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which set forth a new regulatory framework for acquisitions of PRC businesses involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of the SAFE notices, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register.

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

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, which requires us, among other things, to conduct annual reviews of goodwill, and SFAS No. 144 which requires us to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges.

We recorded non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo-AsiaInfo’s IT service business unit in 2004. No impairment charge was recorded in 2007. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

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

Competition for highly skilled software design, engineering and sales and marketing personnel is intense in China. Our failure to attract, assimilate or retain qualified personnel to fulfil our current or future needs could impair our growth. Competition for skilled personnel comes primarily from a wide range of foreign companies active in China, many of which have substantially greater resources than we have. Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.

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

We sell most of our services on a fixed-price, fixed-time basis. In contracts with our customers, we typically agree to pay late completion fines of up to 5% of the total contract value. In large scale telecommunications infrastructure projects, there are many factors beyond our control which could cause delays or cost overruns. In this event, we would be exposed to cost overruns and liability for late completion fines. The Company has not experienced any material late completion fines in the past.

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

We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the US). We have filed some patent applications and have acquired some existing patents in the PRC for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

A portion of our business involves the development and customization of software applications for our customers. We generally retain significant ownership or rights to use and market such software for other customer projects, where possible. However, our customers sometimes retain co-ownership and rights to use the applications, processes, and intellectual property so developed. In some cases, we may have no right or only limited rights to reuse or provide these developments to projects involving other customers. To the extent that we are unable to negotiate contracts which permit us to reuse source-codes and methodologies, or to the extent that we have conflicts with our customers regarding our ability to do so, we may be unable to provide similar solutions to our other customers.

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

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal stockholders, live outside of the US, principally in Beijing and Hong Kong. As a result, you may not be able to:

•	effect service of process upon those persons within the US; or

•	enforce against those persons judgments obtained in US courts, including judgments relating to the federal securities laws of the US.

The fact that our business is conducted in both US dollars and Renminbi may subject us to currency exchange rate risk due to fluctuations in the exchange rate between those two currencies.

Substantially all of our revenues, expenses and liabilities are denominated in either US dollars or Renminbi. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the US dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the US dollar. This change in policy has resulted in approximately 12% appreciation of the Renminbi against the US dollar. The PRC government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the Renminbi against the US dollar.

Certain of our revenues and expenses relating to hardware sales are denominated in US dollars, and substantially all our revenues and expenses relating to the software and services component of our business are denominated in Renminbi. The value of our shares may be affected by the foreign exchange rate between the US dollar and the Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or other business expansion.

AsiaInfo Holdings, Inc., our ultimate holding company, uses US dollars as its reporting and functional currency. The financial records of our PRC subsidiaries are maintained in Renminbi, their functional currency and the currency of the PRC. Their balance sheets are translated into US dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $7.0 million, $2.6 million and $2.2 million in other comprehensive income (loss) in 2007, 2006 and 2005, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include both multinational and local companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the security products and services market, our competitors are mainly local players such as Topsec and international players such as Cisco.

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

We currently have authorized the size of our Board to be not less than three or more than ten directors. The terms of the office of the nine-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010 and Class III, whose term will expire at the annual meeting of stockholders to be held in 2008. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

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

We have entered into change of control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of a covered termination (as defined therein) which occurs within one year after a change of control (as defined therein), including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and the provision of medical benefits and housing allowance. If a change of control occurs, and regardless of whether a covered termination takes place, the executive officers may be entitled to accelerate vesting of 50% of any outstanding unvested stock options held by the executive officer. The potential obligations to pay executive officers such severance amounts may discourage a potential acquirer from effecting a change of control.

Failure to comply with the US Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Since we are a Delaware Corporation, we are subject to the US Foreign Corrupt Practices Act, which generally prohibits US companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-US companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

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

Section 404 of the Act requires our management and our independent registered public accounting firm to assess our internal control over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to conclude that we have effective internal control over financial reporting in accordance with the Act. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we will incur recurring costs and expend management time and other resources necessary to comply with Section 404 and other requirements of the Act.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries.

Our subsidiaries in China are subject to PRC taxation. Historically, as foreign invested enterprises, or FIEs, those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. On January 1, 2008, the new Chinese Enterprise Income Tax Law took effect and has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the new tax law applies to enterprises established outside of China with “management and control” located in China. Although “management and control” is not clearly defined, because substantially all of our management are currently located in China, we may be considered a PRC resident enterprise and therefore may be subject to the PRC enterprise income tax at the rate of 25% on our worldwide income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises under the new enterprise income tax law, but certain of our subsidiaries will likely become subject to enterprise income tax at 25% as no preferential tax treatment would be applicable. This change in the PRC tax laws may increase our total tax expenses and adversely affect our results of operations. For more information, please see the discussion under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in part II of this report.

ITEM 1B. Unresolved Staff Comments

We did not receive any material comments from the SEC staff which were received more than 180 days before the end of 2007, regarding our periodic or current reports that remained unresolved at the date hereof.

We have responded to a comment letter from the SEC dated December 31 2007 which contained eight comments. We believe we have responded to the comments in a satisfactory manner but as of the filing of this Form 10-K, we have neither received a follow-up comments letter nor a letter indicting that the SEC is satisfied with our responses.

ITEM 2. Properties

Our principal development facilities and administrative offices currently occupy approximately 10,854.47 square meters in a building located in the Beijing Zhongguancun Science Park. Each of our subsidiaries and VIEs entered into separate leases, but in substantially the same terms. Most of the current leases for this facility expire in November 2008. In addition, we have regional branches in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Xi’an and Fuzhou, as well as a regional office in Santa Clara, California.

ITEM 3. Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the US federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us, have all been transferred to a single federal district judge for purposes of case management.

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

In addition, we received a letter dated July 30, 2007 from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO, in March 2000 and certain of our unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as the nominal defendant. We have waived service and are in the process of considering what, if any, action to take in response to this litigation

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq Global Market under the symbol “ASIA” since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the Nasdaq Global Market.

	High	Low
2007:
Fourth Quarter	13.42	8.58
Third Quarter	10.55	5.77
Second Quarter	9.98	6.72
First Quarter	8.84	6.15

2006:
Fourth Quarter	8.56	4.22
Third Quarter	4.68	3.85
Second Quarter	5.14	3.74
First Quarter	5.16	3.52

As of March 1, 2008, we had approximately 128 holders of record of our common stock.

We have never declared or paid any dividends on our capital stock, and do not intend to pay dividends on our shares of common stock in the foreseeable future. Instead, we intend to reinvest all earnings for use in our business.

The following table provides information with respect to common stock repurchases made by us in the fourth quarter of fiscal year 2007.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	—	—	2,755,700	(1)
November 1, 2007 – November 30, 2007	—	—	—	2,755,700	(1)
December 1, 2007 – December 31, 2007	—	—	—	2,755,700	(1)
Total	—	—	—	—

(1)	On September 11, 2007, our Board authorized a stock repurchase program pursuant to which we are entitled, from time to time during a four-month period, to purchase up to 3,000,000 shares of our common stock. As of December 31, 2007, we repurchased 244,300 shares at a cost of $1,953,000. The transactions occurred in the open market and are in accordance with applicable regulations of the SEC. All shares of common stock repurchased by us under this stock repurchase program became part of our treasury stock. On February 27, 2008, our Board authorized an extension to this stock repurchase program, which will now expire on July 10, 2008. Under the extended program, we may, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions, of 2,755,700 additional shares of common stock. Any common stock repurchased by us will become part of our treasury stock and may be retired or used by us to finance or execute acquisitions or other arrangements.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our Company’s Common Stock, the Standard & Poor’s 500 Information Technology Sector Index ( the “S&P 500 Information Technology”) and the Nasdaq Stock Market Index for US and foreign companies (the “Nasdaq US & Foreign Index”). The graph assumes the investment of $100 on December 31, 2002 in the common stock of our Company, the S&P 500 Information Technology and the Nasdaq US & Foreign Index, and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Exchange Act.

	December 2002	December 2003	December 2004	December 2005	December 2006	December 2007
AsiaInfo Holdings Inc.	100.00	105.36	94.01	62.78	121.14	173.50
Nasdaq US & Foreign Index	100.00	154.24	169.17	173.34	191.26	210.64
S&P 500 Information Technology	100.00	147.23	150.99	152.49	165.33	192.29

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 36 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands of US dollars except share and per share data)
Selected Consolidated Statements of Operations Data(1):
Total revenues	$132,761	$109,583	$90,284	$100,279	$116,072
Total cost of revenues	69,705	65,387	53,705	64,259	82,153
Gross profit	63,056	44,196	36,579	36,020	33,919
Total operating expenses	52,983	42,327	63,720	30,760	61,704
Income (loss) from continuing operations	20,334	4,996	(23,806)	10,597	(27,883)
Gain (loss) on discontinued operations	3,293	835	(13,363)	(806)	(236)
Net income (loss)	23,627	5,831	(37,169)	9,791	(28,119)
Income (loss) from continuing operations per share:
Basic	$0.47	$0.11	$(0.53)	$0.23	$(0.62)
Diluted(2)	$0.45	$0.11	$(0.53)	$0.20	$(0.62)
Income (loss) from discontinued operations per share:
Basic	$0.07	$0.02	$(0.30)	$(0.02)	$(0.01)
Diluted(2)	$0.07	$0.02	$(0.30)	$(0.02)	$(0.01)
Net income (loss) per share:
Basic	$0.54	$0.13	$(0.83)	$0.21	$(0.63)
Diluted(2)	$0.52	$0.13	$(0.83)	$0.19	$(0.63)

	As of December 31,
	2007	2006	2005	2004	2003
	(amounts in thousands of US$)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$148,834	$104,575	$92,176	$94,156	$119,395
Total assets	308,469	244,162	228 ,226	297,364	240,022
Total stockholders’ equity	207,788	162,461	167,624	201,792	186,657

(1)	Certain reclassifications have been made to prior period data due to 2007 and 2006 discontinued operations. In addition, the Company has reclassified the amortization of other acquired intangible assets from a separate line item of operating expenses in the consolidated statement of operations to the appropriate functional categories.
(2)	In 2005 and 2003 the diluted net loss per share computation excludes shares of common stock issuable under stock option plans, which if included, would have had an antidilutive effect on the net loss reported in those periods. In 2006, 2004 and 2002, we had options or restricted share units outstanding which could potentially dilute earnings per share in the future, but were excluded from the computation of diluted earnings per share in the year, as their exercise prices were above the average market values in the year. See Note 15 to our Consolidated Financial Statements included in this report for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading provider of high-quality telecommunications software solutions and IT security products and services in China. We have long been an established leader in the Chinese telecommunications software and service industry. We became a leading provider of IT security products and services in China with the acquisition of the non-telecommunications related IT services business of Lenovo in 2004. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and services to many small and medium sized companies and government agencies in China.

We commenced our operations in the US in 1993 and moved our major operations from the US to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Telecom and China Netcom. Sales to China Mobile and its subsidiaries amounted to approximately 58%, 61% and 51% of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 10%, 12% and 12% of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 12%, 14% and 20% of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 5%, 5% and 3% of our total revenues in 2007, 2006 and 2005, respectively. The sum of our top five receivable balances represented 89% and 95 % of our total receivable balances for the years ended December 31, 2007 and 2006, respectively.

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

Since our acquisition of the non-telecommunications-related IT services business of Lenovo in October 2004, we have been organized as two business divisions, AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. For financial reporting purposes, each of the two business divisions is further organized into three operating segments by product types:

•	software products and solutions;

•	services; and

•	third party hardware.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 23 to Consolidated Financial Statements included in this report for detailed information regarding our segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

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

	Years Ended December 31,
	2007			2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(amounts in thousands of US$)
Revenues net of hardware costs:
Software products and solutions revenue	$80,447	$17,169	$97,616	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343
Service revenue	15,495	661	16,156	12,773	659	13,432	16,405	1,411	17,816
Third party hardware revenue net of hardware costs	900	49	949	1,181	22	1,203	785	23	808

Total revenues net of hardware costs	96,842	17,879	114,721	77,993	8,740	86,733	65,823	9,144	74,967
Total hardware costs	17,098	942	18,040	22,449	401	22,850	14,886	431	15,317

Total revenues	$113,940	$18,821	$132,761	$100,442	$9,141	$109,583	$80,709	$9,575	$90,284

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we have provided reconciliation of this measure to the most directly comparable US GAAP financial measure, total revenues.

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

Third party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favourable payment terms from our customers, thereby increasing our working capital requirements.

Amortization of intangible assets, depreciation of properties and equipments, and rental expenses are also included in cost of revenue.

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and impairment of goodwill and intangible assets. Compensation expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, sales commissions and sales agency fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries. Prior to the new Enterprise Income Tax law which became effective from January 1, 2008, foreign-invested enterprises were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the new income tax law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless otherwise they are eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the new tax law issued in December 2007 and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises. However, the Chinese tax authorities have not yet announced detailed regulations on the applicable requirements and procedures to apply for preferential tax treatment as a High and New technology Enterprise such as those that have been enjoyed by certain of our PRC subsidiaries through 2007. As a result, until confirmation is received from the Chinese tax authorities that such preferential tax treatments will be allowed to continue for the relevant terms, some of our Chinese subsidiaries will start having a normal 25% rate, with a few exceptions where certain of our PRC subsidiaries are still eligible for lower rates under the transition rules. The unified tax laws should not affect any preferential tax treatments granted to FIEs in previous years. Please refer to Note 14 to our Consolidated Financial Statements for details of the preferential tax treatment for these subsidiaries.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside of China are made through our US parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value added taxes on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value added tax is included in software revenue.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5% on certain types of service revenues and the revenues are presented net of business tax incurred.

We are also subject to US income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our US parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales are denominated in US dollars, and substantially all of our revenues and expenses relating to the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between US dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the US dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from US dollars to Renminbi in order to address concerns regarding a possible increase in the relative value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2007.

Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York, as of December 31, 2007 the exchange rate between the Renminbi and the US dollar decreased 6.6% to US$1.00 = RMB7.2946, compared to the rate of US$1.00 = RMB7.8087 as of December 31, 2006.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventories, short-term investments, long-term investments, long-lived assets, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition. Our revenue is derived from three primary sources: (i) the procurement of hardware on behalf of customers, (ii) software license and related services, including assistance in implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; and (iii) professional services for systems design, planning, consulting, and system integration.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS service period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by SOP No. 97-2, “Software Revenue Recognition” (“SOP 97-2”).

The Lenovo-AsiaInfo information security products are accounted for under SOP 97-2 because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo information security products are sold bundled with PCS services over a term of one, two or three years. We recognize total arrangement fee for the information security products as revenue upon delivery assuming all other revenue recognition criteria are met regardless of whether the PCS terms are one two or three years because (a) PCS primarily includes telephone and online support, (b) PCS services are substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services have historically been insignificant and are expected to be insignificant in the future, and (d) PCS does not include upgrades or enhancements. PCS services provided beyond the first year of the service term have historically been negligible. We accrue the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third party hardware, if not bundled with other arrangements, are recognized when delivered if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

Revenue recognized in excess of billings is recorded as unbilled receivables and is included in trade accounts receivable. Amounts billed but not yet collected are recorded as billed receivables and are included in trade accounts receivable. All billed and unbilled amounts are expected to be collected within one year. Billings for installation and customization services are rendered based on agreed upon milestones specified in customer contracts. Billings in excess of revenues recognized are recorded as deferred revenue.

In order to grow its information security business line, the Company’s management and Board of Directors are contemplating the possibility of providing additional service offerings and/or changing its contracting practices under the Lenovo-AsiaInfo reportable segment starting in 2008. As described in Note 2, the Company currently recognizes total contract fees, including bundled free PCS services, under the information security product line as revenue when the product is delivered because the cost of PCS is immaterial and is substantially incurred within one year. Any change to the service offerings or contracting practices will likely result in the Company having to defer at least part of the contract fees depending on whether VSOE exists for the products and/or services offered. As a decision for such changes have not yet been finalized, the Company’s management is not able to determine whether the changes will have an effect on revenue recognition practices in the Lenovo-AsiaInfo segment in the future.

Income taxes. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such change occurred.

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The total amount of unrecognized tax benefits as of the date of adopting FIN 48 was $685. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Goodwill. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests for each reporting unit in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2007 and no impairment losses was recognized.

Consolidated Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Total revenues increased 21% to $132.8 million in 2007, from $109.6 million in 2006. Revenue from software products and solutions was $97.6 million, representing a 35% increase from $72.1 million in 2006. Service revenue was $16.2 million, representing a 21% decrease from $13.4 million in 2006. Revenue from third party hardware was $18.9 million, representing a decrease of 21% from $24.1 million in 2006. Third party hardware revenue has been generally decreasing as we focus on our core business of high margin software solutions, though from time to time we offer third-party hardware as a part of total solutions in response to customer requests.

Our revenue from telecommunications software products and solutions grew by 26% to $80.4 million from $64.0 million in 2006, reflecting continued strong market demand for our telecommunications software solutions, which enable telecommunications operators to differentiate service offerings and retain and attract subscribers. Telecommunications-related service revenue increased 21% to $15.5 million in 2007 from $12.8 million in 2006. Telecommunications-related third party hardware decreased 24% to $18.0 million in 2007 from $23.6 million in 2006.

Lenovo-AsiaInfo generated total revenue of $18.8 million in 2007, an increase of 107% from $9.1 million in 2006, reflecting the strong recovery of our IT security business. Lenovo-AsiaInfo accounted for approximately 14% of our total revenue in 2007, compared to 8% in 2006, reflecting the division’s higher rate of growth than from a relatively lower base. Software solutions revenue of the division increased 113% to $17.2 million in 2007, from $8.1 million in 2006, as a result of enhanced sales efforts. Lenovo-AsiaInfo’s service revenue increased 134% and hardware revenue was flat as compared to 2006.

Cost of revenues. Our cost of revenues was $69.7 million in 2007, representing a 7% increase from $65.4 million in 2006, primarily due to the increased cost of software and services provided to meet increased demand.

Gross profit. Gross profit for our telecommunications business division increased 28% in 2007 to $52.0 million as a result of revenue growth and a decrease in low-margin third party hardware sales in 2007. Gross profit for our Lenovo-AsiaInfo division increased 213% to $11.1 million reflecting the continued strong recovery of that division. Our 2007 gross margin was 47% as compared to 40% in 2006 due to decreasing percentage of revenue generated from low margin third party hardware and recovery of the Lenovo-AsiaInfo division.

Operating expenses. Total operating expenses increased 25% to $53.0 million in 2007. The increase in operating expense was primarily driven by the sales and marketing and research and development expenses discussed below.

Sales and marketing expenses increased 37% to $27.5 million in 2007, from $20.1 million in 2006. This increase was in line with the increased sales and marketing activities.

Research and development expenses increased 24% to $17.6 million in 2007, as compared to $14.2 million in 2006.

The increase in sales and marketing and research and development expenses was partially driven by increase in travel expenses and sales commissions as revenue grew. It also reflects our efforts to break into new customer accounts and initiatives to capitalize on growing opportunities in China’s telecommunications and IT security markets. We expect our research and development investment growth rate will be lower than our revenue growth rate in 2008, even though in absolute terms, we estimate a spending increase of 10% to 20%.

General and administrative expenses decreased 1%, to $7.9 million in 2007, from $8.0 million in 2006,

Income (loss) from operations. Income from operations increased to $12.8 million in 2007 from $1.9 million 2006, reflecting strong revenue growth and continued improvement of operating margin in both telecommunications and IT security business divisions. Also, included in 2007 income from operations was a $2.7 million other operating income. The other operating income relates to a Settlement Agreement that we entered into with Lenovo Group Limited to resolve certain matters arising out of acquisition of Lenovo’s IT services business in 2004. Excluding the impact of this other operating income, operating income would be $11.0 million, representing a 479% increase from $1.9 million in 2006. Operating margin was 10% in 2007, as compared to 2% in 2006. Excluding the impact of the $2.7 million other operating income, operating margin in 2007 would be 8%.

Income tax expense. Income tax expense in 2007 was 1.9 million as compared to 0.8 million in 2006. Our effective tax rate in 2007 was 9% as compared to 13% in 2006. The new Chinese Enterprise Income Tax Law took effect on January 1, 2008, which unified the previous two separate tax regimes for domestic enterprises and FIEs in China. The Chinese tax authorities have not yet issued detailed regulations on the applicable requirements and procedures for the application of preferential tax treatment for High and New Technology Enterprises which we expect most of our subsidiaries to be. As a result, we are required under applicable accounting standards to report our deferred tax assets as of December 31, 2007 at the new statutory income tax rate of 25%, with a few exceptions where certain of our PRC subsidiaries are still enjoying the lower rates under the transition rules. Such reporting method resulted in a tax benefit of approximately $1.0 million for the fourth quarter of 2007, which in turn lowered our effective tax rate in 2007. A few of our other entities also reported higher deferred tax assets due to the rate change, but because those entities have full valuation allowance, no current tax benefit was recorded in 2007. We expect that there will be a reduction in our deferred tax assets and an increase of income tax charges in the future periods if and when we receive confirmation from the Chinese tax authorities that certain of our subsidiaries will continue to enjoy preferential tax treatment as High and New Technology Enterprises.

Income (loss) from continuing operations. Net income from continuing operations was $20.3 million or $0.47 per basic share in 2007, as compared to $5.0 million or $0.11 per basic share in 2006.

Income (loss) from discontinued operations. In line with our strategy of focusing on our core business lines, we discontinued certain non-core businesses during the past several years. In December 2006, we entered into an agreement to sell our financial service IT solutions business. The transaction closed in January 2007. Due to the disposal of discontinued operations, we recorded net income from discontinued operations of $1.4 million in the first quarter 2007. In November 2005 we sold our interest in Han Managing Consulting (China) Limited (“Han”) to Han’s management team, at which time we recorded a loss of $6.4 million. This loss was partially reversed as a result of an unanticipated $1.8 million contingent payment, which we received in the fourth quarter of 2007. As a result, we recorded net income from discontinued operations of $1.8 million in the fourth quarter 2007. Our total income from discontinued operations was $3.3 million or $0.07 per basic share in 2007. This compares to $0.8 million, or $0.02 per basic share, in 2006.

Net income (loss). In 2007, we recorded total net income of $23.6 million, compared to $5.8 million in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Total revenues increased 21% to $109.6 million in 2006, from $90.3 million in 2005. Software revenue was $72.1 million, representing a 28% increase from $56.3 million in 2005. Service revenue was $13.4 million, representing a 25% decrease from $17.8 million in 2005. The increase in our total revenues was primarily attributable to the solid sales performance of our AsiaInfo Technologies business division in 2006.

Our revenue from telecommunications software products and solutions grew by 32% compared to 2005 while telecommunications hardware revenue grew by 51% during the same period. Third-party hardware has generally been decreasing over the past few years as we focus on our core software solution business; however, from time to time we offer hardware for some projects in response to customer requests. Telecommunications services revenue decreased 22% to $12.8 million in 2006, from $16.4 million in 2005. We expect our service revenue to remain relatively stable in 2007.

Lenovo-AsiaInfo accounted for approximately 8% of our total revenue in 2006, compared to 11% in 2005. 2006 was a transitional year for Lenovo-AsiaInfo and it recovered significantly in the last two quarters of the year. Lenovo-AsiaInfo’s total revenue was $9.1 million in 2006, representing a 5% decrease from $9.6 million in 2005. The division’s software products and solutions revenue grew by 5% to $8.1 million in 2006, from $7.7 million in 2005, mainly as a result of enhanced sales efforts. Lenovo-AsiaInfo’s service revenue and third party hardware revenue decreased by 53% and 7% compared to 2005 results, respectively.

Cost of revenues. Our cost of revenues was $65.4 million in 2006, representing a 22% increase from $53.7 million in 2005, primarily due to the increased cost of software and services provided to meet increased demand.

Gross profit. Our 2006 gross margin of 40% was comparable to 2005. Gross profit for our telecommunications business division decreased 3% in 2006 to $40.7 million as a result of an increase in low-margin third party hardware sales in 2006. Gross profit for our Lenovo-AsiaInfo division increased 19% to $3.5 million, mainly as a result of the improved stability of the business.

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

General and administrative expenses decreased 29%, to $8.0 million, in 2006, from $11.3 million in 2005, primarily as a result of a reversal in provisions for doubtful accounts in 2006. The higher provision for doubtful accounts in 2005 was primarily due to anticipated difficulties in the collection of receivables resulting from the unexpectedly high number of resignations from Lenovo-AsiaInfo’s sales force, which hampered customer communications. In 2006, we were able to resolve these customer relationship issues and reverse the provisions.

Research and development expenses increased 12%, to $14.2 million, in 2006, as compared to $12.8 million in 2005, as we continued to enhance investment in our value-added services business unit and core telecommunications software solutions.

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

Income (loss) from discontinued operations. In line with our strategy of focusing on our core business lines, we discontinued certain non-core businesses in 2005 and 2006. In December 2006, we entered into an agreement to sell our financial service IT solutions business. The transaction closed in January 2007. Due to the disposal of discontinued operations, we recorded income from discontinued operations for the year of $0.8 million, or $0.02 per basic share. This compares to a loss from discontinued operations of $13.4 million, or $0.30 per basic share, in 2005.

Net income (loss). In 2006, we recorded total net income of $5.8 million, compared to net loss of $37.2 million in 2005.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2007 and 2006. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
Selected quarterly operating results	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total revenues	$40,771	$32,365	$29,570	$30,055	$32,111	$27,774	$23,134	$26,564
Total cost of revenues	21,183	16,220	15,091	17,211	18,514	15,863	14,044	16,966
Gross profit	19,588	16,145	14,479	12,844	13,597	11,911	9,090	9,598
Total operating expenses	14,584	13,011	13,284	12,104	12,179	10,925	8,913	10,310
Gain on settlement of escrow	—	—	—	2,734	—	—	—	—
Income from continuing operations	6,613	6,272	2,498	4,951	1,936	1,821	1,102	137
Income on discontinued operations, net of taxes	1,848	—	—	1,445	183	183	246	223
Net income	8,461	6,272	2,498	6,396	2,119	2,004	1,348	360

Net income from continuing operations per share:
Basic	$0.15	$0.14	$0.06	$0.12	$0.05	$0.05	$0.02	$—
Diluted	$0.14	$0.14	$0.06	$0.11	$0.05	$0.05	$0.02	$—

Net income from discontinued operations per share:
Basic	$0.04	$—	$—	$0.03	$—	$—	$0.01	$0.01
Diluted	$0.04	$—	$—	$0.03	$—	$—	$0.01	$0.01
Net income per share:
Basic	$0.19	$0.14	$0.06	$0.15	$0.05	$0.05	$0.03	$0.01
Diluted	$0.18	$0.14	$0.06	$0.14	$0.05	$0.05	$0.03	$0.01

In line with our strategy of focusing on our core telecommunications software solutions and IT security products and services businesses, in January 2007, we sold our financial service IT solutions business to Fidelity National Information Services. In 2005, we sold our subsidiary, Han to its management team. We also sold certain assets constituting our e-government business unit to Pansky Technology Group, and certain assets constituting our human resources and business intelligence software businesses unit to Hinge Software Co. Ltd. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations. Certain reclassifications have been made to prior period data due to discontinued operations.

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

Our full year net operating cash flow in 2007 was $27.9 million primarily driven by operating profit from our telecommunications business. Our total cash position, including cash and cash equivalents, restricted cash and short-term investments, increased to $214.6 million as of December 31, 2007 as compared to $163.1 million as of December 31, 2006. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by merger and acquisition activities and the share repurchase program we carried out during 2006.

Our accounts receivable balance at December 31, 2007 was $ 45.2 million, consisting of $23.2 million in billed receivables and $22.0 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer.

As of December 31, 2007, our day’s sales outstanding were 108 days, as compared to 120 days at the end of the year 2006. The decrease is a combined result of our enhanced collection efforts and our improved sales contract management.

Our inventory position at the end of 2007 was approximately $8.0 million, up 23% as compared to the beginning of the year. This increase was a result of higher third-party hardware sales in the fourth quarter of 2006.

Our full year net cash generated from investing activities was $5.5 million in 2007. This was primarily due to the proceeds of $37.1 million from our sales of short-term investments and proceeds of $3.1 million from our sales of business components; and was partially offset by purchase of short-term investments of $28.8 million, increase in restricted cash of $3.0 million, payment for acquisitions of $1.8 million, and purchase of property and equipment of $1.2 million.

Our full year net cash provided by financing activities was $7.1 million. This was primarily due to proceeds generated by the exercise of stock options of $9.1 million, offset by repurchases of our common stock of $2.0 million.

As of December 31, 2007, we had total short-term credit facilities for working capital purposes totalling $41.9 million, expiring in March 2008. The credit facilities were secured by bank deposits of $14.3 million as of December 31, 2007. Credit facilities of $4.2 million pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2007, unused short-term credit facilities were $37.7 million. In addition, we had standby letters of credit and bank acceptance drafts as of December 31, 2007, which were collateralized by bank deposits of $1,290. Total bank deposits pledged as security for these credit facilities, standby letters of credit, and bank acceptance drafts totalled $16.0 million as of December 31, 2007 and are presented as restricted cash in the consolidated balance sheets.

As of December 31, 2007, we were committed under certain non-cancellable operating leases, requiring annual minimum rentals of approximately $2.5 million and $0.2 million in 2008 and 2009, respectively.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2008. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we had short-term credit facilities for working capital purposes totalling $41.9 million, expiring in March 2008, of which $4.2 million had been used for issuing standby letters of credit and bank acceptance drafts to hardware suppliers and customers. Unused short-term credit facilities were $37.7 million.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2007:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Others
Contractual Obligations
Interpretation 48 obligations, including interest and penalties	943	—	—	—	—	943
Operating Lease Obligations	2,924	2,537	387	—	—	—

Accounting Pronouncements

Recent accounting pronouncements—In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 will have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, (fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities), and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We have not yet begun the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” to improve+ the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not yet begun the process of assessing the potential impact the adoption of SFAS160 may have on our consolidated financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2007. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the US dollar and the Renminbi. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in Renminbi. As of December 31, 2007, the noon buying rate of exchange quoted by the quoted by the Federal Reserve Bank of New York was US$1.00 = RMB7.2946. If the exchange rate were to increase by 10% to US$1.00 = RMB8.0241, our net assets would potentially decrease by $13.3 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.5651, our net assets would potentially increase by $16.2 million.

The value of our shares may be affected by the foreign exchange rate between US dollar and Renminbi because the value of our business is denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the US dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into Renminbi in anticipation of increases in the value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2006 or 2007.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with An Audit of Financial Statements, or PCAOB Auditing Standard No. 5), or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. That attestation report appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

Beijing, China

We have audited the internal control over financial reporting of AsiaInfo Holding, Inc., its subsidaries and its variable interest entities (collectively, the “Company”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 14, 2008

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class II Directors”, “Corporate Governance—Committees and Meetings Attendance”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2008 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” contained in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated by reference to the sections entitled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report” contained in our Proxy Statement.

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2(1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3(2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4(2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5(5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1(1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006 (English Translation) (filed herewith)

10.2(4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3(4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4(7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5(5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6(8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7(8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8(8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9(8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12(8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

Exhibit Number	Description
10.13(8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14(8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15(8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16(9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17(10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18(10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20(10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21(10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22(10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24(10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25(11)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26(11)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27(11)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28(11)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29(11)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30(11)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)* (filed herewith)

10.32	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)* (filed herewith)

10.33(12)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007

10.34(12)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007

10.35(12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)

10.36(12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)

Exhibit Number	Description
10.37(12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation)

10.38(12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation)

10.39	Employment Contract between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2006 (English Translation) (filed herewith)*

10.40	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February1, 2006 (English Translation) (filed herewith)*

10.41	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) (filed herewith)*

10.42	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) (filed herewith)*

10.43(6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44(6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

11.1	Statement regarding computation of per share earnings (included in Note 15 to the consolidated financial statements in this report)

21.1	Subsidiaries of AsiaInfo Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

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

Signature	Title	Date
/S/ JAMES DING James Ding	Board Member and Chairman of the Board	March 14, 2008

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 14, 2008

/S/ EILEEN CHU Eileen Chu	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2008

/S/ YUNGANG LU Yungang Lu	Board Member	March 14, 2008

/S/ DAVIN MACKENZIE Davin Mackenzie	Board Member	March 14, 2008

/S/ TAO LONG Tao Long	Board Member	March 14, 2008

/S/ TOM MANNING Tom Manning	Board Member	March 14, 2008

/S/ EDWARD TIAN Edward Tian	Board Member	March 14, 2008

/S/ ANDERS CHEUNG Anders Cheung	Board Member	March 14, 2008

/S/ YICHEN ZHANG Yichen Zhang	Board Member	March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AsiaInfo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the Index at Schedule 1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective on January 1, 2007, the Company adopted the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE TOUCHE TOHMATSU CPA LTD.

Beijing, China
March 14, 2008

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$148,834	$104,575
Restricted cash	16,026	12,645
Short-term investments—available for sale securities	48,194	45,882
Short-term investments—held to maturity securities	1,541	—
Accounts receivable
Accounts receivable due from non-related parties (net of allowances of $1,966 and $2,874 as of December 31, 2007 and 2006, respectively)	45,233	36,079
Accounts receivable due from related parties (net of allowances of $461 and $437 as of December 31, 2007 and 2006, respectively)	—	3

Total accounts receivable, net	45,233	36,082

Inventories, net	8,023	6,518
Other receivables (including other receivables of $214 and $296 due from related parties as of December 31, 2007 and 2006, respectively)	3,426	4,288
Deferred income tax assets—current	1,693	124
Prepaid expenses and other current assets (including prepaid expenses and other current assets of nil and $241 due from related parties as of December 31,2007 and 2006, respectively)	6,526	5,614
Assets held for sale	—	857

Total current assets	279,496	216,585

Long-term investment	1,911	1,787
Property and equipment, net	2,344	1,857
Other acquired intangible assets, net	3,979	4,765
Deferred income tax assets—noncurrent	1,032	1,175
Goodwill	19,707	17,993

Total Assets	$308,469	$244,162

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$23,095	$19,582
Accrued expenses	12,671	11,738
Deferred revenue (including deferred revenue of $437 and $339 from related parties as of December 31, 2007 and 2006, respectively)	29,093	23,169
Accrued employee benefits	20,724	18,376
Other payables (including other payables of $732 and $685 due to related parties as of December 31, 2007 and 2006, respectively)	5,651	4,450
Income taxes payable	2,310	927
Other taxes payable	4,218	3,232
Deferred income tax liabilities	1,976	—
Liabilities held for sale	—	227

Total current liabilities	99,738	81,701

Unrecognized tax benefits	834	—
Other long term liabilities	109	—

Total liabilities	100,681	81,701

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 0.01 par value, 45,026,203 and 43,076,034 shares issued as of December 31,2007 and 2006, respectively; 44,781,903 and 43,076,034 shares outstanding as of December 31,2007 and 2006, respectively)	450	431
Additional paid-in capital	207,865	195,881
Treasury stock, at cost (244,300 shares and nil as of December 31,2007 and 2006, respectively)	(1,953)	—
Accumulated deficit	(17,144)	(40,556)
Accumulated other comprehensive income	18,570	6,705

Total stockholders’ equity	207,788	162,461

Total Liabilities and Stockholders’ Equity	$308,469	$244,162

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Software products and solutions
Sales to non-related parties	$97,616	$69,396	$46,507
Sales to related parties	—	2,702	9,836

Total software products and solutions	97,616	72,098	56,343

Services
Sales to non-related parties	16,156	12,084	15,684
Sales to related parties	—	1,348	2,132

Total Services	16,156	13,432	17,816

Third party hardware
Sales to non-related parties	18,989	21,367	14,118
Sales to related parties	—	2,686	2,007

Total third party hardware	18,989	24,053	16,125

Total revenues	132,761	109,583	90,284

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $2, $33, and $131 for the years ended December 31, 2007, 2006 and 2005, respectively)	43,895	33,736	27,928
Services (including cost of purchases from related parties of nil, $10 and $18 for the years ended December 31, 2007, 2006 and 2005, respectively)	7,770	8,801	10,460
Third party hardware (including cost of purchases from related parties of $704, nil and $1,906 for the years ended December 31, 2007, 2006 and 2005, respectively)	18,040	22,850	15,317

Total cost of revenues	69,705	65,387	53,705

Gross profit	63,056	44,196	36,579

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $79, $226 and $185 for the years ended December 31, 2007, 2006 and 2005, respectively)	27,482	20,137	18,473
General and administrative (including general and administrative expenses incurred from transactions with related parties of nil, $7 and $66 for the years ended December 31, 2007, 2006 and 2005, respectively)	7,903	7,960	11,288
Research and development (including research and development expenses incurred from transactions with related parties of $3, $26 and $41 for the years ended December 31, 2007, 2006 and 2005, respectively)	17,598	14,230	12,762
Impairment of goodwill and other acquired intangible assets	—	—	21,197

Total operating expenses	52,983	42,327	63,720

Gain on settlement of escrow (Note 24)	2,734	—	—

Income (loss) from operations	12,807	1,869	(27,141)

Other income
Interest income	4,705	3,899	3,225
Dividend	4,187	347	98
Gain from sales of short-term investments	895	4	134
Impairment loss on short-term investments	(137)	(200)	—
Other income (expenses), net	(216)	(155)	23

Total other income, net	9,434	3,895	3,480

Income (loss) before provisions for income taxes and discontinued operations	22,241	5,764	(23,661)
Provisions for income taxes	1,907	768	145

Income (loss) from continuing operations	20,334	4,996	(23,806)

	Years Ended December 31,
	2007	2006	2005
Discontinued operations
Gain (loss) from operations of discontinued operations	(91)	695	(2,439)
Gain (loss) on sale of discontinued operations	1,536	140	(11,163)
Recovery of loss on sale of discontinued operations	1,848	—	—
Provision for income taxes	—	—	239

Income (loss) on discontinued operations, net of taxes	3,293	835	(13,363)

Net income (loss)	$23,627	$5,831	$(37,169)

Income (loss) from continuing operations per share:
Basic	$0.47	$0.11	$(0.53)

Diluted	$0.45	$0.11	$(0.53)

Income (loss) from discontinued operations per share:
Basic	$0.07	$0.02	$(0.30)

Diluted	$0.07	$0.02	$(0.30)

Net income (loss) per share:
Basic	$0.54	$0.13	$(0.83)

Diluted	$0.52	$0.13	$(0.83)

Weighted average shares used in computation:
Basic	43,644,845	43,630,365	44,983,877

Diluted	45,354,344	44,452,024	44,983,877

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Outstanding Shares	Amount
Balance at January 1, 2005	46,314,706	$465	$211,394	$(868)	$(9,218)	$19	$201,792
Comprehensive loss:
Net loss	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,291	2,291	2,291
Unrealized gains on short-term investments	—	—	—	—	—	58	58	58

Comprehensive loss								$(34,820)

Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	(26,414)
Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	1,829
Acceleration of vesting of stock options	—	—	11	—	—	—	11
Share-based compensation (restricted share units)	—	—	37	—	—	—	37

Balance at December 31, 2005	46,144,613	469	215,201	(4,027)	(46,387)	2,368	167,624
Comprehensive Income:
Net income	—	—	—	—	5,831	—	5,831	$5,831
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,603	2,603	2,603
Unrealized gains on short-term investments	—	—	—	—	—	1,734	1,734	1,734

Comprehensive income								$10,168

Stock option exercises	801,644	8	1,613	—	—	—	1,621
Restricted share units vesting	129,777	1	(1)	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	19
Share-based compensation (restricted share units)	—	—	482	—	—	—	482
Share-based compensation (performance-based restricted share units)	—	—	302	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—

Balance at December 31, 2006	43,076,034	431	195,881	—	(40,556)	6,705	162,461
Cumulative effect of unrecognized tax benefit on adoption of FIN 48	—	—	—	—	(213)	—	(213)
Net income	—	—	—	—	23,627	—	23,627	$23,627
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	6,985	6,985	6,985
Unrealized gains on short-term investments	—	—	—	—	—	4,880	4,880	4,880

Comprehensive income								$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	9,081
Restricted share units vesting	125,438	1	(1)	—	—	—	—
Performance-based restricted share units vesting	351,930	3	(3)	—	—	—	—
Share-based compensation (stock options)	—	—	426	—	—	—	426
Share-based compensation (restricted share units)	—	—	19	—	—	—	19
Share-based compensation (performance-based restricted share units)	—	—	3,516	—	—	—	3,516
Excess tax benefit from share-based compensation	—	—	2,591	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	(1,953)
Retirement of escrow shares returned (Note 24)	(648,769)	(6)	(3,624)	—	(2)	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	$(1,953)	$(17,144)	$18,570	$207,788

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$23,627	$5,831	$(37,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	915	1,259	1,934
Stock-based compensation expense	3,961	803	48
Amortization of other acquired intangible assets	1,785	1,506	1,541
Impairment of goodwill and other acquired intangible assets	—	—	21,197
(Gain) loss on disposal of property and equipment	(4)	77	20
Impairment loss on short-term investments	137	200	—
Gain from sale of trading securities	(380)	—	—
Gain from sale of available for sale securities	(515)	(4)	(134)
Gain on settlement of escrow	(2,734)	—	—
(Reversal of provision) provision for bad debts	(642)	(654)	1,485
(Reversal of provision) provision for inventories	(73)	(153)	1,143
(Gain) loss on sale of discontinued operations, net of taxes	(1,536)	(140)	10,924
Recovery of loss on sale of discontinued operations	(1,848)	—	—
Proceeds from sales of trading securities	783	—	—
Purchases of trading securities	(403)	—	—
Excess tax benefit from share-based compensation	(1,179)	(31)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,027)	8,006	13,468
Inventories	(1,432)	(1,154)	1,463
Other receivables	586	(528)	(3,019)
Deferred income taxes	(307)	(321)	909
Prepaid expenses and other current assets	(951)	77	(278)
Accounts payable	2,947	8,354	(11,166)
Accrued expenses	897	259	(1,971)
Deferred revenue	5,873	4,680	4,219
Accrued employee benefits	2,278	6,527	5,024
Other payables	847	(167)	3,573
Other taxes payable	977	848	300
Income taxes payable	1,145	483	(1,139)

Net cash provided by operating activities	26,727	35,758	12,372

Cash flows from investing activities:
(Increase) decrease in restricted cash	(3,003)	724	2,125
Purchases of available for sale securities	(27,230)	(14,088)	(12,395)
Purchases of held to maturity securities	(1,537)	—	—
Proceeds from sales of available for sale securities	37,113	13,538	26,355
Purchases of property and equipment	(1,152)	(687)	(2,355)
Proceeds from disposal of property and equipment	11	32	4
Purchase of businesses, net of cash acquired	(1,816)	(8,341)	(4,030)
Proceeds from (payment on) disposal of business components	3,153	161	(1,580)

Net cash provided by (used in) investing activities	5,539	(8,661)	8,124

Cash flows from financing activities:
Proceeds from exercise of stock options	9,082	1,507	1,829
Repurchases of common stock	(1,953)	(17,786)	(26,414)
Excess tax benefit from share-based compensation	1,179	31	—

Net cash provided by (used in) financing activities	8,308	(16,248)	(24,585)

Effect of exchange rate changes	3,685	1,550	2,109

Net increase (decrease) in cash and cash equivalents	44,259	12,399	(1,980)

Cash and cash equivalents at beginning of year	104,575	92,176	94,156

Cash and cash equivalents at end of year	$148,834	$104,575	$92,176

Supplemental cash flow information:
Cash paid during the year:
Income taxes	$975	$704	$446

Supplemental disclosure of non-cash investing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement and Release Agreement, 648,769 shares of the Company’s common stock, valued at $3,632, which had been held in escrow since the closing of the acquisition, were returned to the Company. Part of this amount off-sets the related claims of $898 against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as gain on settlement of escrow.

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share and per share amounts)

1. Organization and Principal Activities

AsiaInfo Holdings, Inc. (“AsiaInfo”) is incorporated in the State of Delaware, in the United States (the “US”). AsiaInfo principally operates through the following directly owned subsidiaries, or their respective subsidiaries: AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“PRC”), and Bonson Information Technology Limited, (“Bonson”) (100% owned), incorporated in the British Virgin Islands. AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (“VIEs”) are collectively referred to as the Company.

AsiaInfo and its subsidiaries are leading providers of high-quality software and IT service in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecommunications carriers, the Company also offers a wide range of security products and services to small and medium sized Chinese enterprises across multiple vertical industries. Since the acquisition of the non-telecommunications IT services business of Lenovo Group Limited (“Lenovo”) in October 2004, the Company has been organized into two business units: AsiaInfo Technologies and Lenovo-AsiaInfo. The software and customer solutions of AsiaInfo Technologies enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Lenovo-AsiaInfo is principally engaged in non-telecommunications related IT services, particularly IT security products and services. The security products of Lenovo-AsiaInfo establish and deliver secure services to customers in China.

PRC regulations prohibit direct foreign ownership of business entities providing value added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo engages in such businesses through its VIEs, Lenovo Security Technologies (Beijing) Inc., Lenovo Computer System and Technology Service Limited and Beijing Star VATS Technologies, Inc.

Each of the VIEs was established or acquired by the respective equity owners on behalf, and for the exclusive benefit, of AsiaInfo Technologies or Lenovo-AsiaInfo. AsiaInfo Technologies or Lenovo-AsiaInfo funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment of Lenovo Security Technologies (Beijing). Inc. and Beijing Star VATS Technologies, Inc. were RMB 24,000 ($2,903) and RMB 40,000 ($5,099), respectively.

AsiaInfo Technologies or Lenovo-AsiaInfo entered into exclusive business cooperation agreements with each of the VIEs, where AsiaInfo Technologies or Lenovo-AsiaInfo provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs revenues. AsiaInfo Technologies or Lenovo-AsiaInfo also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to AsiaInfo Technologies or Lenovo-AsiaInfo resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and AsiaInfo Technologies or Lenovo-AsiaInfo’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. Because AsiaInfo Technologies or Lenovo-AsiaInfo is the sole variable interest holder of these VIEs, it is the primary beneficiary of these VIEs. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46R”), AsiaInfo consolidated its VIEs from their inception.

The following financial statement amounts and balances of AsiaInfo’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2007	2006
Total assets	$10,787	$5,347
Total liabilities	9,150	6,865

	Years Ended December 31,
	2007	2006	2005
Net revenue	$16,583	$15,247	$16,606
Net (loss) income	609	(3,361)	(10,063)

2. Summary of Significant Accounting Policies

Basis of presentation—The consolidated financial statements of the Company, are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation—The consolidated financial statements include the financial statements of AsiaInfo, its subsidiaries and its VIEs. All significant inter-company transactions and balances are eliminated in consolidation.

Reclassification—Certain accounts and balances in the 2006 and 2005 Consolidated Financial Statements have been reclassified to confirm to the presentation in the 2007 financial statements.

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. As of December 31, 2007 and 2006, the Company had foreign bank balances located in the PRC of $98,850 and $93,842, or 66 % and 90% of the Company’s total cash and cash equivalents, respectively.

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit, bank acceptance drafts and related to escrow account. The balance of restricted cash was $16,026 and $12,645 as of December 31, 2007 and 2006, respectively.

Short-term investments—Short-term investments are comprised of marketable debt and equity securities, which are classified as held-to-maturity, trading, or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The Company purchased and sold trading securities during 2007 but there were no outstanding balances at December 31, 2007 and 2006. Short-term investments classified as available for sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available for sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method.

The Company reviews short-term investments at the end of each balance sheet date for other-than-temporary declines in fair value based on the specific identification method. If the Company determines a decline in fair value is other-than-temporary, the carrying value of the individual security is written down to fair value as new cost basis and the write-down is accounted for as realized loss. Impairment losses of $137 and $200 reported in 2007 and 2006 related to a corporate stock previously classified as available for sales security. No impairment losses were reported in 2005.

Accounts receivable and allowance for doubtful accounts—Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectibility of specific accounts: credibility of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

Allowance for sales returns—On a monthly basis, the Company records an allowance for sales returns based on estimated returns associated with Lenovo-AsiaInfo’s security products sold to distribution channels. Since the Company has been able to reliably estimate sales returns based on historical return rates, which are evaluated quarterly, the Company recognizes information security product revenue, net of estimated sales return allowances, upon shipment to the distributors.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

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

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

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

Long-term investment—The Company accounts for its investment in Shanghai Hinge Software Co., Ltd (“Hinge”) using the cost method of accounting as the Company does not have significant influence over Hinge’s business and operations. The Company carries the investment at cost and recognizes as income any dividends received from a distribution of investee’s earnings. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. The Company recognized no impairment loss on long-term investment in 2007, 2006 and 2005.

Goodwill—The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2007 and 2006, and $18,855 was recorded as impairment loss in 2005.

Other acquired intangible assets, net—Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives. Other acquired intangible assets with definite lives including core technology, contract backlog, customer relationship and software. The useful lives for intangible assets are determined by their valuation report. The Company does not have intangible assets with indefinite useful lives. The Company periodically estimates future undiscounted cash flows to be derived from an intangible asset with definite life to determine whether a potential impairment exists when events or circumstances indicate the carrying value of an intangible asset with definite life may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment loss as the excess of the carrying value of the asset over the Company’s estimate of its fair market value. The Company recognized no impairment loss on intangible assets in 2007 and 2006, and $2,342 was reported as impairment loss in 2005.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 years
Trade names	2 to 6 years
Contract backlogs	1 to 2 years
Customer lists	5 years
Customer relationships	4 to 5 years
Distribution network	3 to 4 years
Software	1 to 6 years
Non-complete agreements	2 to 5 years

Accrued employee benefits—Accrued employee benefits are mainly comprised of payroll, year end bonus and staff welfare.

Revenue recognition—The Company’s revenue is derived from three primary sources: (i) the procurement of hardware on behalf of customers; (ii) software licenses and related services, including assistance in implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; and (iii) professional services for systems design, planning, consulting, and system integration.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in this type of arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by SOP No. 97-2, “Software Revenue Recognition” (“SOP 97-2”).

The Lenovo-AsiaInfo information security products are accounted for under SOP 97-2 because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo information security products are sold bundled with PCS services over a term of one, two or three years. The Company recognizes total arrangement fee for the information security products as revenue upon delivery assuming all other revenue recognition criteria are met regardless of whether the PCS terms are one, two or three years because (a) PCS services primarily includes telephone and online support, (b) PCS services are substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services have historically been insignificant and are expected to be insignificant in the future, and (d) PCS services do not include upgrades or enhancements. PCS services provided beyond the first year of the service term have historically been negligible. The Company accrues the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

Consulting and other professional services are recognized when the services are performed. Sales of third party hardware, if not bundled with other arrangements, are recognized when shipped if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

The Company reports revenue net of sales returns and business taxes. Business taxes included in revenue during 2007, 2006, and 2005 totalled $2,474, $2,017, and $1,688 respectively. Software revenue includes value added tax rebates received from the Chinese tax authorities on the sales of software and software-related services. Such rebates are granted to the Company as part of the PRC government’s policy to encourage software development in the PRC, and are recorded as a component of revenue when the relevant compliance requirements are met, there are no further obligations, and are not subject to future returns or reimbursements. Total rebates recorded were $5,899, $4,425 and $3,963 in 2007, 2006 and 2005, respectively.

Revenue recognized in excess of billings is recorded as unbilled receivables and is included in trade accounts receivable. Amounts billed but not yet collected are recorded as billed receivables and are included in trade accounts receivable. All billed and unbilled amounts are expected to be collected within one year. Billings for installation and customization services are rendered based on agreed upon milestones specified in customer contracts. Billings in excess of revenues recognized are recorded as deferred revenue.

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

Research and development—Research and development costs are expensed as incurred.

Other income (expenses), net—Other income (expenses) are mainly comprised of exchange gain (loss) and other miscellaneous income.

Foreign currency translation—AsiaInfo uses the United States dollar as its reporting currency and functional currency. The financial records of AsiaInfo’s PRC subsidiaries and VIEs are maintained in RMB, their functional currency and the currency of the PRC.

Assets and liabilities are translated from each subsidiary and VIE’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates, and revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss in the consolidated statements of shareholders’ equity and comprehensive income.

Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currencies at the prevailing rates of exchange at the balance sheet date. Nonmonetary assets and liabilities are remeasured into the applicable functional currencies at historical exchange rates. Transactions in currencies other than the applicable functional currencies during the year are converted into the functional currencies at the applicable rates of exchange prevailing at the transaction dates. Transaction gains and losses are recognized in the consolidated statements of operations.

The Renminbi is not freely convertible into United States dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China that are determined mainly by supply and demand.

Income taxes—Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws and regulations applicable to the Group as enacted by the relevant tax authorities.

On January 1, 2007, the Company adopted FASB Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognised at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of unrecognized tax benefits as of the date of adopting FIN 48 was $685. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Value added taxes—The Company’s PRC subsidiaries are subject to value added tax at a rate of 17% on revenues from procurement of hardware on behalf of customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”). Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenues on software sales, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore is subject to an effective net value added tax burden of 3% from software sales. This government policy is effective until 2010. The net amount of value added tax is recorded either in the line item of other tax payable or prepaid expenses and other current assets on the face of consolidated balance sheet.

Business taxes—AsiaInfo’s PRC subsidiaries and VIEs are subject to business taxes at the rate of 3% or 5% on certain types of services and the related revenues are presented net of business taxes incurred. The total amounts of business taxes charged against total revenues during 2007, 2006, and 2005 were $2,474, $2,017 and $1,688, respectively.

Use of estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition; valuation allowance for deferred tax assets and adequacy of unrecognized tax benefits; collectibility of accounts receivable and other receivables; inventory reserve; estimated useful lives and impairment of property and equipment and intangible assets; impairment of goodwill; valuation and impairment of short-term investments; impairment of long-term investments; adequacy of product warranty accrual; adequacy of allowance for sales return; fair value of stock options; and fair value of escrow shares (see Note 24).

Concentration of credit risk—The Company holds its cash and cash equivalents, restricted cash, and short-term investments in highly rated financial instruments and with highly rated financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk. The Company sells its products and services to various customers in the telecommunication industry in China as well as numerous small and medium-sized enterprise and government agencies in China. The Company generally requires no collateral against accounts receivable. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Information relating to the Company’s significant customers is summarized in Note 19.

Stock-based compensation—Prior to January 1, 2006, the Company accounted for share-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), and related interpretations, as permitted by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). Accordingly, the Company recognized compensation expense only when options were granted with a discounted exercise price and when restricted share units were granted. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

Comprehensive income (loss)—Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on short-term investments, and foreign currency translation adjustments. Comprehensive income (loss) for the years presented has been disclosed within the consolidated statements of stockholders’ equity and comprehensive income (loss).

Financial instruments—Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable. The carrying values of all of these financial instruments approximate their fair values due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Recent accounting pronouncements—In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 will have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities), and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company has not yet begun the process of assessing the potential impact the adoption of SFAS No. 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet begun the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.

3. Acquisitions

(a) On October 15, 2007, the Company acquired Shenzhen Modern (the “Business”), for a total cash consideration of $2,194, including $60 in transaction costs, of which $1,050 had been paid as of December 31, 2007, with the remaining balance of $1,144 to be paid upon the transfer of certain contracts. According to the terms of the agreement, the Company agreed to purchase the Business in exchange for a cash payment to be determined based on the fees from certain customer contracts being transferred to the Company as part of the acquisition. Payments will be made in instalments, subject to the fulfilment of certain milestones. The primary reason for this acquisition was that the transaction furthers the Company’s on-going strategy of expanding its market-leading telecommunications software solutions business in China

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $2,194 to the assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Weighted average useful lives
Contract Backlog	$166	0.5 year
Customer Relationship	460	5.3 year
Software Technology	127	1 years
Non-Compete Agreement	56	5 years
Goodwill	1,385

Total	$2,194

The fair values of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to October 15, 2007, the acquisition date. The acquired goodwill is deductible for tax purposes.

(b) In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s business of call centers, customer relationship management and business support systems servicing Shanghai Mobile, for total a cash consideration of $4,179, including $51 in transaction costs, of which $3,763 was paid as of December 31, 2006, with the remaining balance $416 paid in 2007. The primary reason for this acquisition was to provide Shanghai Mobile with a complete software solution and to further the Company’s strategy of expanding its high-margin telecommunications software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $4,179 to the assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Weighted average useful lives
Software	$320	1 year
Contract Backlog	5	0.6 year
Customer Relationship	1,470	5 years
Non-Compete Agreement	24	2 years
Goodwill	2,360

Total	$4,179

The fair value of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation method. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date, May 26, 2006. The acquired goodwill is deductible for tax purposes.

(c) In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s telecommunications operation support business group, for a total cash consideration of $610, including $47 in transaction costs, of which $324 had been paid as of December 31, 2006 and the remaining balance of $286 was paid in 2007. The primary reason for this acquisition was to enhance the Company’s leading telecommunications software solutions offering, and to further its strategic focus on its core business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $610 to the assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Weighted average useful lives
Software	$205	5 years
Customer Relationship	34	5 years
Non-Compete Agreement	3	5 years
Goodwill	368

Total	$610

The fair values of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date. The acquired goodwill is deductible for tax purposes.

(d) In July 2006, the Company acquired certain assets and businesses from Beijing GCTech Company Limited (“GCTech”), for a total cash consideration of $3,596, including $56 in transaction costs. The consideration of $3,596 has been paid off as of December 31, 2007. GCTech is also entitled to an additional earn-out payment, contingent on future performance, within two years after the closing date. No additional payment was made in 2007 as the condition for contingent consideration was not met. The Company believes that the acquisition furthers its strategy of expanding its high-margin telecommunications software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the initial purchase price of $3,596 to the assets acquired, based on estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Weighted average useful lives
Software—BSS/OSS	$497	5.5 years
Software—Fee Collection	100	4.5 years
Software—VAS	314	4.5 years
Software—Others	20	1.5 years
Contract Backlog	700	1 year
Customer Relationship	544	5.0 years
Non-Compete Agreement	97	4.5 years
Goodwill	1,324

Total	$3,596

Goodwill will be adjusted if the initial purchase price is increased upon resolution of the contingent consideration above. The fair values of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business were included with those of the Company subsequent to the acquisition date. The acquired goodwill is deductible for tax purposes.

(e) In November 2005, the Company acquired Zheda Lande Scitech Limited’s telecommunications operation support business unit, for total cash consideration of $852, including $40 in transaction costs. Zheda Lande may also be entitled to additional payments to be determined based on the contract revenue being transferred to the Company, which is contingent upon related contract revenue that the Company might obtain after December 31, 2005. In December 2006, the Company made an additional payment of $128 to Zheda Lande, based on the subsequent contract revenue obtained. The purchase price and goodwill were increased by $128 accordingly. The primary reason for this acquisition was to enhance the Company’s leading telecommunications software solutions offering, and to further its strategic focus on its core businesses.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the total purchase price of $980, including contingent consideration to the intangible assets acquired, based on their estimated fair values which were prepared by an independent third-party appraiser, as follows:

		Weighted average useful lives
Software	$97	5 years
Contract backlog	80	1 year
Technical support and service agreement	51	1 year
Customer list	126	5 years
Non-compete agreement	6	5 years
Goodwill	620

Total	$980

The fair values of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecast financial performance of acquired business, market performance, and market potentials of acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date. The acquired goodwill is deductible for tax purposes.

4. Discontinued Operations

(a) On December 8, 2006, the Company entered into an Acquisition Agreement with Fidelity, a major U.S.- based provider of IT services and information products to financial institutions. Under the agreement, Fidelity will acquire FIS which is grouped under the Company’s Lenovo-AsiaInfo segment. According to the terms of the agreement, Fidelity, through its subsidiary in China, has agreed to purchase the business in exchange for a maximum cash payment in the amount of approximately $3,250 (RMB25,430), and to assume certain liabilities associated with the business. The purchase price would be paid based upon an instalment plan. Upon closing, the down payment in the amount of approximately $1,500 (RMB11,740) was received from Fidelity. The remaining payments would be subject to adjustment based upon an earn-out calculation and certain other contingencies. The transaction closed in January 2007. The sale of the business was part of the Company’s on-going strategy to divest operations that are not part of its core telecommunications software and security products and services business.

The assets and liabilities held for sale were as follows:

December 31, 2006
Assets held for sale
Unbilled accounts receivable due from non-related parties (net of allowance of $7)	$707
Billed accounts receivable due from non-related parties	137
Prepaid expenses	13

Total assets held for sale	$857

Liabilities held for sale
Accrued expenses	$27
Other payable	4
Deferred revenue (including deferred revenue from related parties of $2)	196

Total liabilities held for sale	$227

(b) In October 2005, the Company sold the assets and liabilities of the EIS business unit to Hinge, a privately-held company, in exchange for five percent of the outstanding equity interests of Hinge, valued at $1,729 as appraised by an independent third party valuation firm. The consideration received has been recorded by the Company as a long-term investment using the cost method as the Company does not have a significant influence over the business and operations of Hinge.

(c) Also in October 2005, the Company sold all of its interest in Han Consulting (China) Ltd. (“Han”) to Han’s management team for a cash consideration of approximately $3,090 (RMB 25,000). The Company also released Han from the obligation of $6,080 in loans payable to the Company and injected transitional working capital of $1,020 into Han. The cash consideration to be received from Han would be paid from Han’s net profit over five years through 2010, secured by a share pledge of 43% of Han’s equity. The Company has no involvement in Han’s operations after the disposal date. The Company’s management believed that there was significant uncertainty regarding the collection of the proceeds from this sale given the negotiated terms of the agreement and Han’s cumulative operating losses. Accordingly, recognition of the sales proceeds was not recorded on the sale date. In June 2007, the Company and Han’s management entered into a supplementary agreement to reduce the cash consideration of RMB25,000 (an equivalent of $3,090) to RMB 12,500 (an equivalent of $1,711). The consideration of $1,711was received by the Company during December 2007 and 43% of the pledged shares in Han was released accordingly. The outstanding payable balance to Han of $137 was cleared in December 2007.

(d) In November 2005, the Company transferred certain assets and liabilities of Government and Public Services (“GPS”) to Pansky Technology Group for no consideration.

All of the above divestitures were made based on the Company’s strategy to focus on core telecommunications software solutions, security products and services businesses that were reported in the Lenovo-AsiaInfo reportable segment. The accompanying consolidated statements of operations reflect the above business components as discontinued operations. Results of the discontinued operations for each of the disposed components are summarized as follows:

	FIS			EIS			HAN			GPS			Total
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Revenue of discontinued operations	$167	$3,617	$3,616	$—	$—	$885	$—	$—	$5,447	$—	$—	$1,328	$167	$3,617	$11,276

Income (loss) from operations of discontinued operations	(91)	695	91	—	—	(1,034)	—	—	(403)	—	—	(1,093)	(91)	695	(2,439)
(Loss) gain on sales of discontinued operations	1,536	—	—	—	(2)	(4,771)	1,848	131	(5,992)	—	11	(400)	3,384	140	(11,163)

Provisions for income taxes	—	—	—	—	—	239	—	—	—	—	—	—	—	—	239

Gain (loss) on discontinued operations	$1,445	$695	$91	$—	$(2)	$(5,566)	$1,848	$131	$(6,395)	$—	$11	$(1,493)	$3,293	$835	$(13,363)

5. Short-term investments

Short-term investments are classified as available-for-sale or held-to-maturity securities. Available-for-sale securities consisted principally of corporate stocks, bond funds, balanced funds, stock funds and variable rate preferred securities issued by major financial institutions. Held-to-maturity securities consisted of corporate bonds. As of December 31, 2007 and 2006, all short-term investments in debt securities had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for sale securities:

	December 31, 2007				December 31, 2006
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$20,964	$1,109	$—	$22,073	$12,877	$23	$—	$12,900
Balanced funds	3,562	5,199	—	8,761	3,844	1,451	—	5,295
Stock funds	11,687	5,471	—	17,158	3,843	580	—	4,423
Variable rate preferred securities	—	—	—	—	22,925	—	—	22,925
Corporate stocks	202	—	—	202	339	—	—	339

Total	$36,415	$11,779	$—	$48,194	$43,828	$2,054	$—	$45,882

As of December 31, 2007, held-to-maturity securities consisted of corporate bonds that have amortized costs totalling $1,541 and fair value of $1,540. The gross unrealized holding gains and losses were not material during the period. There were no held-to-maturity securities as of December 31, 2006.

The Company realized total gains of $895 (proceeds from the sale of trading securities of $783 with an aggregate cost of $403 and proceeds from the sale of available-for-sale securities of $14,188 with an aggregate historical cost of $13,673) and $4 (proceeds from the sale of available-for-sale securities of $6,791 with an aggregate historical cost of $6,787) during the years 2007 and 2006, respectively. The Company realized total gains of $134 (proceeds from the sale of trading securities of $1,749 with an aggregate historical cost $1,615) during the year 2005.

The Company determined the declines in its corporate stock investments to be other-than-temporary and, accordingly, recorded impairments of $137 during the year ended December 31, 2007 and $200 impairment losses were reported in 2006.

6. Accounts Receivable

Accounts receivable balances included both billed and unbilled amounts at December, 31, 2007 and 2006. Revenue recognized in excess of billings is recorded as unbilled receivables, and amounted to $21,988 at December 31, 2007 and $17,452 at December 31, 2006, net of allowances. At December 31, 2007 and 2006, the balances of billed accounts receivable net of allowances were $23,245 and $18,630, respectively. All billed and unbilled amounts are expected to be collected within one year.

Accounts receivable balances included bank acceptance drafts receivable of $334 and nil, and commercial acceptance drafts receivable of $2,160 and $848 as of December 31, 2007 and 2006, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

7. Inventories

The components of inventories as of December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Raw materials	$1,138	$901
Finished goods	7,335	6,366
Less: Inventory allowance	(450)	(749)

Total inventories, net	$8,023	$6,518

8. Property and Equipment, Net

	Years Ended December 31,
	2007	2006
Furniture, fixtures and electronic equipment	$8,692	$7,750
Motor vehicles	505	142
Leasehold improvements	1,679	1,768
Software	1,942	1,636

	12,818	11,296
Less: Accumulated depreciation and amortization	(10,474)	(9,439)

Property and equipment, net	$2,344	$1,857

9. Goodwill

The changes in the carrying amount of goodwill during 2007 and 2006 were as follows:

	Years Ended December 31,
	2007		2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	AsiaInfo Technologies	Lenovo- AsiaInfo
Beginning balance	$16,026	$1,967	$11,747	$1,967
Goodwill obtained in acquisitions of businesses	1,385	—	4,180	—
Foreign exchange difference due to translation	329	—	99	—

Ending balance	$17,740	$1,967	$16,026	$1,967

The Company performed its annual goodwill impairment test on October 1. The Company performed an additional impairment test of Lenovo-AsiaInfo’s goodwill as of December 31, 2005, due to the significant decrease in revenues from the information security business and its projected operating loss and negative cash flows through 2008 as a result of the unexpectedly high number of resignation from Lenovo-AsiaInfo’s sales force in the fourth quarter of 2005. Both an income approach and a cost approach were employed to estimate the fair value of Lenovo-AsiaInfo, which resulted in an impairment loss of $18,855.

Based on the impairment test performed during the fourth quarter of 2007 and 2006, no impairment charges were necessary.

10. Other Acquired Intangible Assets, Net

	Years Ended December 31,
	2007				2006
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(1,943)	$—	$388	$2,331	$(1,755)	$—	$576
Trade names	341	(249)	—	92	341	(219)	—	122
Contract backlogs	2,451	(2,364)	8	95	2,285	(1,937)	5	353
Customer lists	131	(61)	8	78	131	(34)	2	99
Customer relationships	2,519	(695)	150	1,974	2,059	(248)	41	1,852
Distribution network	870	(657)	—	213	870	(455)	—	415
Software	1,679	(764)	89	1,004	1,552	(339)	23	1,236
Non-compete agreements	186	(59)	8	135	130	(20)	2	112

	$10,508	$(6,792)	$263	$3,979	$9,699	$(5,007)	$73	$4,765

The future amortization expenses for intangible assets with definite lives as of December 31, 2007 were as follows:

2008	$1,485
2009	1,091
2010	893
2011	406
2012	104

$3,979

As of December 31, 2007 and 2006, $690 and $1,110 of net acquired intangible assets, respectively, belonged to the Lenovo-AsiaInfo reportable segment, and net acquired intangible assets of $3,289 and $3,655, respectively, belonged to the AsiaInfo Technologies reportable segment.

The Company recognized no impairment loss on intangible assets with definite lives in 2007 and 2006. $2,342 was reported as impairment in 2005.

11. Credit Facilities

As of December 31, 2007, the Company had total short-term credit facilities for working capital purposes totalling $41,904 expiring in March 2008. The credit facilities were secured by bank deposits of $14,335 as of December 31, 2007. Credit facilities of $4,209 were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2007, unused short-term credit facilities were $37,695. In addition, the Company had standby letters of credit and bank acceptance drafts as of December 31, 2007, which were collateralized by bank deposits of $1,290. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totalled $15,625 as of December 31, 2007 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2006, the Company had total short-term credit facilities totalling $32,806, which expired in January 2008 and were secured by bank deposits of $11,732.

12. Accounts payable

Accounts payable included bank acceptance drafts payable of $3,627 and $3,709 and commercial acceptances payable of $550 and $336 as of December 31, 2007 and 2006, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

13. Other Taxes Payable

	Year Ended December 31,
	2007	2006
Individual income taxes withheld	$1,492	$1,253
Business taxes payable	2,588	1,946
Others	138	33

	$4,218	$3,232

AsiaInfo’s PRC subsidiaries and VIEs are subject to business taxes at the rate of 3% or 5% on certain types of service revenues.

The Company is also required to withhold PRC individual income taxes on employees’ payroll for remittance to the tax authorities.

14. Income Taxes

The components of income (loss) before provisions for income taxes and discontinued operations are as follows:

	Years Ended December 31,
	2007	2006	2005
United States	$(2,625)	$(634)	$477
Foreign	24,866	6,398	(24,138)

	$22,241	$5,764	$(23,661)

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Current
United States:
Federal	$1,389	$31	$(1,088)
State	1	1	(123)
Foreign	2,516	1,217	428

Total current income tax expense (benefit)	3,906	1,249	(783)
Deferred
United States:
Federal	(555)	—	1,285
State	(56)	—	123
Foreign	(1,388)	(481)	(480)

Total deferred income tax (benefit) expense	(1,999)	(481)	928

Total provisions for income taxes	$1,907	$768	$145

The components of deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Allowances and reserves	$3,919	$2,360
Depreciation	48	460
Net operating loss and credits carry forwards	3,125	2,694
Acquired intangibles	937	28

Total gross deferred tax assets	8,029	5,542
Valuation allowance	(4,462)	(4,028)

Total net deferred tax assets	3,567	1,514
Deferred tax liabilities:
Unrealized gain on short term investments	(2,818)	(215)

Total net deferred tax assets	$749	$1,299

	Years Ended December 31,
	2007	2006
Current deferred tax assets	$1,693	$124
Non-current deferred tax assets	1,032	1,175
Current deferred tax liabilities	(1,976)	—
Non-current deferred tax liabilities	—	—

Total net deferred tax assets	$749	$1,299

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2007, operating loss carry forwards amounted to $12,202 which will expire on various dates in 2010 through 2018. A valuation allowance of $4,462 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that still enjoy the tax holidays which were grandfathered by the China new tax law effective January 1, 2008.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “New Income Tax Law”), which will become effective on January 1, 2008 and will replace the existing separate income tax laws for domestic enterprises and foreign-invested enterprises, which are PRC subsidiaries of the Group, by adopting unified income tax rate of 25% for most enterprises. In accordance with the implementation rules of the New Income Tax Law, the existing preferential tax treatments granted to various of our the Company’s PRC entities that previously qualify for “High and New Technology Enterprise” will not continue to qualify as a “High and New Technology Enterprise strongly supported by the State” under the new rules. Until these subsidiaries receive official approval for this new status, they will be subject to the statutory 25% tax rate and therefore we used such rate in the calculation of the Company’s deferred tax balances, except for certain entities that the transition rules would allow certain of our PRC entities to continue to enjoy the tax rate that is lower than 25%.

Furthermore, under the New Income Tax Law, a “resident enterprise” which include an enterprise established outside of the PRC with management located in the PRC, will subject to PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

Due to the changes in the new tax law in March 2007, the Company’s deferred tax balances were calculated based on the newly enacted tax rate to be effective on January 1, 2008. The impact on the deferred taxes resulting from the rate change as of January 1, 2007 is an adjustment to the net deferred tax assets of $1,000, representing an increase in deferred tax assets and a decrease in deferred tax expense. The Company also recorded higher deferred tax assets for certain of its PRC subsidiaries at the 25% rate but because of full valuation allowance on these PRC subsidiaries, the change in statutory tax rate has resulted in no net effect to current year’s income tax provision for these entities.

Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax treatments. AsiaInfo Technologies (China), Inc. (“AIBJ”) is registered and operates in the Beijing Zhongguancun Science Park, and is classified as a “new technology enterprise.” The effective income tax rate for “new technology enterprises” registered and operating in the Beijing Zhongguancun Science Park is 15%, and there is an exemption from local income tax as long as the enterprise holds the “new technology enterprise” status. “New technology enterprises” are exempted from Chinese state corporate income tax for three years, beginning with their first year of operations, and are entitled to a 50% tax reduction at the rate of 7.5% for the subsequent three years. The tax exemption for AIBJ expired on December 31, 1997 and the 50% tax reduction expired on December 31, 2000. However, AIBJ received a continuation of its preferential tax treatment as an “advanced technology enterprise” for a three-year period from January 1, 2001 to December 31, 2003, resulting in an effective income tax rate of 10%. Beginning January 1, 2004, as a “new technology enterprise” established in Beijing Zhongguancun Science Park, the effective income tax rate for AIBJ is 15%. In late January 2007, the Company received a notification from the National Development and Reform Commission, the Ministry of Information Industry, Ministry of Commerce, State Administration of Taxation that AIBJ qualifies as “Key Software Enterprise” for fiscal year 2006 and therefore enjoys a 10% tax rate for income earned during 2006. AIBJ did not receive any notification in 2007 and subject to a tax rate of 15%.

AsiaInfo Technologies (Chengdu), Inc., or AsiaInfo Chengdu, is registered in the High and New Technology Industry Development Zone in Chengdu and is classified as a “high and new technology enterprise.” Subject to the approval of the relevant tax authorities, “high and new technology enterprises” registered in the Chengdu High and New Technology Industry Development Zone are exempt from Chinese state and local corporate income tax for two years, beginning with their first year of operations (which was 2002 for AsiaInfo Chengdu), and are entitled to a 50% tax reduction at the rate of 7.5% in subsequent three years (which expires on December 31, 2006 for AsiaInfo Chengdu). AsiaInfo Chengdu. also received a continuation of its preferential tax treatment as an “Advanced Technology Enterprise” for a three-year period from January 1, 2007 to December 31, 2009. Effectively AsiaInfo Chengdu is subject to a tax rate of 10.5% and 13% in 2006 and 2007, respectively.

AsiaInfo Technologies (Chengdu), Inc. is to continue enjoying a lower tax rate of 15% which is available for qualified enterprises located in western region of China as this preferential tax treatment is grand fathered under the transition rules.

Lenovo AsiaInfo Technologies Inc. (“LAI”), Lenovo Computer and Star VATS are all registered in Beijing Zhongguancun Science Park, and are all classified as “new technology enterprises”, enjoying the same tax treatment as AIBJ. LAI was registered in 2004, but its tax benefits were effective as of January 1, 2005. Lenovo Computer’s tax exemption period expired on December 31, 2004, and it will benefit from the reduced rate of 7.5% until December 31, 2007. Star VATS’s tax exemption began on June 2, 2004 and expired on December 31, 2006, at which time it became subject to the reduced tax rate of 7.5% in December 31, 2007.

Lenovo Securities Technologies (Beijing), Inc., one of our variable interest entities, was granted a preferential tax rate at 50% of the regular corporate tax rate from 2008 to 2010. Based on the recently issued implementation rules, this entity will be subject to 9%, 10% and 11% tax rates in 2008, 2009 and 2010, respectively.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $42,900 as of December 31, 2007. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits), if any.

Reconciliation between the provision for (benefit of) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	2007	2006	2005
US Federal Rate	35%	35%	(35)%
Difference between statutory rate and foreign effective tax rate	(29)%	(27)%	5%
Subpart F income inclusion	5%	16%	—
Stock based compensation	4%	—	—
Change in valuation allowance	2%	(13)%	7%
Qualified Electing Fund income	8%	—	—
Change in tax rates	(16)%	2%	(7)%
Impairment loss on goodwill and other intangibles	—	—	31%

	9%	13%	1%

Effective on January 1, 2007, the Company adopted the provisions of FIN 48.

The total amount of unrecognized tax benefits as of the date of adoption was $685. As a result of the implementation of FIN48, the Company recognized a $214 increase in retained earnings for unrecognized tax benefits. As of December 31, 2007, the Company recorded an additional $149 for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	685
Additions based on tax positions related to the current year	149
Balance at December 31, 2007	834

The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes. Additional interest and penalties of $109 were recognized as of December 31, 2007.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2002 to 2007 remain open in various tax jurisdictions. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

15. Net income (loss) per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2007	2006	2005
Net income (loss) (numerator)—Basic and diluted:
Income (loss) from continuing operations	$20,334	$4,996	$(23,806)
Income (loss) from discontinued operations	3,293	835	(13,363)

Net income (loss)	$23,627	$5,831	$(37,169)

Shares (denominator):
Weighted average common stock outstanding
Basic	43,644,845	43,630,365	44,983,877
Dilutive effect of employee stock options and restricted share units	1,709,499	821,659	—

Diluted	45,354,344	44,452,024	44,983,877

Income (loss) from continuing operations per share
Basic	$0.47	$0.11	$(0.53)

Diluted	$0.45	$0.11	$(0.53)

Income (loss) from discontinued operations per share
Basic	$0.07	$0.02	$(0.30)

Diluted	$0.07	$0.02	$(0.30)

Net income (loss) per share
Basic	$0.54	$0.13	$(0.83)

Diluted	$0.52	$0.13	$(0.83)

The Company had 1,152,822 and 4,002,216 common stock options outstanding in 2007 and 2006, respectively, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

In 2005, the Company had outstanding common stock options for 8,362,192 shares and 549,500 restricted share units that could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in such period, as their effect would have been anti dilutive due to the net loss reported in the periods.

16. Commitments and Contingencies

Operating Leases—As of December 31, 2007, the Company had commitments under certain non-cancellable operating leases through 2008 to 2010 that require annual minimum rentals as follows:

2008	$2,537
2009	255
2010	132

$2,924

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $3,737, $3,881 and $3,482 for the years ended December 31, 2007, 2006 and 2005, respectively.

Letters of Credit—As of December 31, 2007, the Company had outstanding standby letters of credit to customers of $1,089 and acceptance documents of $176, which were collateralized by the Company’s credit facilities.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006
Balance at beginning of year	$681	$794
Current year provision	131	242
Payments	(32)	(17)
Expired warranty	(220)	(355)
Foreign exchange difference	35	17

Balance at end of year	$595	$681

Litigation—On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

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

On October 13, 2004, the District Court certified six representative cases (out of hundreds of IPO cases that have been filed) as class actions. These cases were designated “focus cases” and the Court’s rulings in those cases going forward were intended to be templates for the remaining hundreds of cases. After objection from the underwriter defendants to the appropriateness of treating these cases as class actions, the Second Circuit Court of Appeals heard the underwriter defendants’ appeal of the District Court’s class certification decision and on April 6, 2007 ruled that none of the six focus cases could be certified as a class action.

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

In addition to the above case, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by the underwriters of the Company’s IPO in March 2000 and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank AG, two of the Company’s lead underwriters during the IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the IPO on March 3, 2000 through no earlier than March 2, 2001. It further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders was named as defendants in this action, although the Company was named as a nominal defendant. The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation.

While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will not have material effects on the Company’s consolidated financial condition, results of operations or cash flows.

17. Employee Retirement Benefits

The Company is required by law to contribute approximately 15.2% to 26.6% of base salaries of the PRC employees for staff welfare, housing, medical and education benefits representing an expense of $5,261, $4,449 and $5,981 in 2007, 2006 and 2005, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 12% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2007, 2006 and 2005 were $3,317, $2,559 and $2,609, respectively.

18. Distribution of Profits

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $3,058, $2,139, and $973 in 2007, 2006 and 2005, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and VIEs were $172,361 and $129,311 in 2007 and 2006, respectively. As a result of certain PRC legal restrictions which prevent PRC subsidiaries from distributing all of their profit, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2007 and 2006. As such, the Company has included Schedule 1 in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

19. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2007 and 2006, 3% and 50% of short-term investments were placed with financial institutions in the US respectively.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), and China Network Communications Group Corporation (“China Netcom”). Sales to China Unicom accounted for $16,434, $14,928 and $18,057, which were 12%, 14% and 20% of total revenue in year 2007, 2006 and 2005, respectively. Sales to China Netcom accounted for $12,731, $13,212 and $10,834, which were 10%, 12% and 12% of total revenue in year 2007, 2006 and 2005, respectively. Sales to China Mobile accounted for $76,986, $66,890 and $46,045, which were 58%, 61% and 51% in year 2007, 2006 and 2005, respectively.

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2007 and 2006 were as follows:

	Percentage of accounts receivable as of December 31,
	2007	2006
China Mobile	34%	42%
China Unicom	28%	28%
China Netcom	16%	15%
China Telecom	11%	5%

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2007	2006	2005
Balance at beginning of year	$3,099	$4,253	$3,562
Provision for bad debts	(642)	(654)	1,485
Write-offs and other	(79)	(469)	(794)
Provision for sales return	49	181	—

Balance at end of the year	$2,427	$3,311	$4,253

The Company’s business growth is indirectly dependent on government budgetary policy for the telecommunications and Internet industries in China. The laws and regulations applicable to the telecommunications and Internet industry in China remain unsettled and could have a material adverse effect on the Company’s business. The Company’s customer base is concentrated and the loss of one or more customers would have a significant effect on the Company’s results of operations.

20. Stock-based compensation plan

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

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vested and became exercisable over three year at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods were generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and were generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% from the date of grant for 2002 Plan.

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

Year Ended December 31, 2005
Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	—

Activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2005	10,740,594	$6.77
Granted (weighted average grant date fair value of $3.13)	50,000	4.67
Forfeited	(1,981,220)	7.40
Exercised	(447,182)	4.09

Outstanding, December 31, 2005	8,362,192	6.75
Granted	—	—
Forfeited	(1,393,391)	7.20
Exercised	(801,644)	2.02

Outstanding, December 31, 2006	6,167,157	7.26
Granted	—	—
Forfeited	(77,567)	8.45
Exercised	(2,121,570)	4.28

Outstanding, December 31, 2007	3,968,020	$8.83	14,774

Vested and expected to vest, December 31, 2007	3,968,020	8.83	14,774
Exercisable, December 31, 2007	3,964,270	8.83	14,748

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11 of the Company’s common stock on the last trading day on December 31, 2007.

Total intrinsic value of options exercised for each of the three years ended December 31, 2007, 2006 and 2005 was $10,156, $2,329 and $568, respectively.

As of December 31, 2007, there was $13 unrecognized share-based compensation cost relating to share options. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.67 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

Additional information on options outstanding as of December 31, 2007 is as follows:

	Options Outstanding as of December 31, 2007			Options Exercisable as of December 31, 2007
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (years.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.75-$3.00	40,250	1.68	$3.00	40,250	$3.00
$3.35-$5.70	1,289,836	5.55	4.54	1,286,086	4.54
$6.51-$7.07	545,017	5.77	7.01	545,017	7.01
$7.59-$7.72	930,845	1.87	7.60	930,845	7.60
$8.75-$9.63	465,357	3.20	9.32	465,357	9.32
$12.44-$14.56	270,515	2.85	12.47	270,515	12.47
$24.00-$47.03	426,200	2.15	24.48	426,200	24.48

Total	3,968,020	3.85	$8.83	3,964,270	$8.83

2005 Stock Incentive Plan—Restricted share unit (RSU)

Under the 2005 Stock Incentive Plan (the “2005 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is

(a) 600,000 shares plus (b) any authorized shares of Common Stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan, or that thereafter become available for issuance under the 2002 Stock Option Plan in accordance with its terms.

RSU is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The RSU granted during year 2007 were under the same 2006 RSU plan and with the same estimations for the grant date fair value.

As of December 31, 2007, the activity of RSU under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted share units unvested at January 1, 2005	—	$—
Granted	549,500	4.20
Vested	—	—
Forfeited	—	—

Restricted share units unvested at December 31, 2005	549,500	4.20
Granted	6,200	4.33
Vested	(129,777)	4.21
Forfeited	(31,150)	4.05

Restricted share units unvested at December 31, 2006	394,773	4.21
Granted	5,000	7.87
Vested	(125,138)	4.22
Forfeited	(17,561)	4.05

Restricted share units unvested at December 31, 2007	257,074	4.29

Total intrinsic values of RSU exercised for the three years ended December 31, 2007, 2006 and 2005 were $1,340, $797 and $nil respectively.

As of December 31, 2007, there was $907 unrecognized share-based compensation cost related to RSU. That deferred cost is expected to be recognized over a weighted-average vesting period of 1.45 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan – Performance-based restricted share unit (PSU)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another share unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of PSU and 1,995,000 shares of PSU was granted in November 2006. Unlike the previous RSU, these awards will vest based on certain performance-based criteria, including annual earnings before interest and taxes, annual net revenue growth, average stock closing price and new business revenue percentage, provided that the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock.

Fair values of PSU with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSU with market conditions are calculated by an independent third-party appraiser which adopted a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Weighted average risk-free rate of return	4.7%
Weighted average expected life	1.77 years
Weighted average volatility rate	45%
Weighted average dividend yield	—

The PSU granted during year 2007 were under the same 2006 PSU plan and with the same estimations for the grant date fair value.

As of December 31, 2007, the activity of performance based PSU under the 2006 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2006	—	$—
Granted	1,296,740	4.99
Vested	—	—
Forfeited	—	—

PSUs unvested at December 31, 2006	1,296,740	4.99
Granted	26,000	8.00
Vested	(202,000)	5.03
Forfeited	(21,400)	4.99

PSUs unvested at December 31, 2007	1,099,340	5.05

As of December 31, 2007, the activity of market based PSU under the 2006 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2006	—	$—
Granted	698,260	2.78
Vested	—	—
Forfeited	—	—

PSUs unvested at December 31, 2006	698,260	2.78
Granted	14,000	2.78
Vested	(149,930)	4.10
Forfeited	(12,400)	2.68

PSUs unvested at December 31, 2007	549,930	2.42

Total intrinsic value of PSU exercised for the years ended December 31, 2007 and 2006 was $3,318 and nil respectively.

As of December 31, 2007, there was $2,458 unrecognized share-based compensation cost related to PSU. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.85 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from expectation.

Accounting for share-based compensation

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. For purpose of this reconciliation, the Company added back all stock-based employee compensation expense recorded in accordance with APB 25 in the statement of operations, then deducted the stock-based employee compensation expense determined under SFAS 123. The following table summarizes the reconciliations for the years ended December 31, 2005.

Year Ended December 31, 2005
Loss from continuing operations	$(23,806)
Loss on discontinued operations, net of taxes	(13,363)
Loss as reported	(37,169)
Add: Stock-based compensation as reported net of tax effect	48
Less: Stock-based compensation determined using the fair value method, net of tax effect	(4,587)

Pro forma net loss	$(41,708)

Basic and diluted net loss per share:
Basic, as reported	$(0.83)

Diluted, as reported	$(0.83)

Basic and diluted net loss per share:
Basic, pro forma	$(0.93)
Diluted, pro forma	$(0.93)

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs) are as follows:

	Years Ended December 31,
	2007	2006	2005
Cost of revenues	$800	$200	$4
Sales and marketing	1,465	217	5
General and administrative	1,025	251	35
Research and development	671	135	4

Total stock-based compensation expense	$3,961	$803	$48

21. Stock Repurchase Program

From the commencement of the Company’s first stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004. Through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282 under this program.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (expired on April 11, 2006), to purchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company repurchased 2,095,208 shares of its common stock at a total cost of $9,563.

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

All common stock repurchased by the Company under the 2005 and 2006 repurchase programs were reported as treasury stock. Of the total shares repurchased, 4,498,130 shares were issued to Lenovo in 2005 as part of the consideration for acquiring Lenovo-AsiaInfo. On June 27, 2006 and September 29, 2006, the Company’s Board of Directors authorized the retirement of 3,799,109 and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares of the Company. As of December 31, 2006, the Company had 43,076,034 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of December 31, 2006, the Company had no remaining treasury stock.

On September 11, 2007, the Company announced the authorization of another stock repurchase program under which the Company was entitled to repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to this program, the Company may, from time to time for a period of four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of common stock. As of December 31, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.On February 27, 2008, the Board of Directors authorized an extension to this share repurchase program, which will now expire on July 10, 2008. Under the extended program, the Company may repurchase a total of 2,755,700 shares of its outstanding common stock, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions. Any common stock repurchased by the Company will become part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements.

22. Segment Information

Since the acquisition of the non-telecommunications IT services business of Lenovo Group Limited in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service and (3) third party hardware. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision making group is the Company’s Business Committee, comprising of the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statement of operations and total assets prepared using US GAAP. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Years Ended December 31,
	2007			2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$80,447	$17,169	$97,616	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343
Service	15,495	661	16,156	12,773	659	13,432	16,405	1,411	17,816
Third party hardware	17,998	991	18,989	23,630	423	24,053	15,671	454	16,125

Total revenue:	113,940	18,821	132,761	100,442	9,141	109,583	80,709	9,575	90,284

Cost of revenues:
Software products and solutions	37,757	6,138	43,895	29,773	3,963	33,736	22,234	5,694	27,928
Service	7,113	657	7,770	7,570	1,231	8,801	8,951	1,509	10,460
Third party hardware	17,098	942	18,040	22,449	401	22,850	14,886	431	15,317

Total cost of revenues	61,968	7,737	69,705	59,792	5,595	65,387	46,071	7,634	53,705

Gross Profit	51,972	11,084	63,056	40,650	3,546	44,196	34,638	1,941	36,579

Business unit expenses:
Sales and marketing	18,992	8,490	27,482	14,040	6,097	20,137	11,470	7,003	18,473
General and administrative	369	(11)	358	759	(813)	(54)	656	2,638	3,294
Research and development	15,835	1,763	17,598	12,382	1,848	14,230	10,671	2,091	12,762
Impairment of goodwill and acquired intangible assets	—	—	—	—	—	—	—	21,197	21,197

Total business unit expenses	35,196	10,242	45,438	27,181	7,132	34,313	22,797	32,929	55,726

Gain on settlement of escrow account	—	2,734	2,734	—	—	—	—	—	—

Contributing profit (loss)	$16,776	$3,576	$20,352	$13,469	$(3,586)	$9,883	$11,841	$(30,988)	$(19,147)

Total assets	$251,663	$56,806	$308,469	$215,775	$28,387	$244,162	$208,058	$20,168	$228,226

(1)	General and administrative expenses reported reflected only the direct controllable expenses of each business unit and did not include allocation of corporate general and administrative expenses. The 2006 balances in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the year ended December 31, 2006.

(2)	Included in total assets were net accounts receivable of $41,454 and $3,779 for AsiaInfo Technologies and Lenovo-Asiainfo at December 31, 2007, respectively.

The following is a reconciliation of operating segment contribution profit (loss) to income (loss) before provision for income taxes and equity in loss of affiliate:

	Years ended December 31,
	2007	2006	2005
Total contribution profit (loss) for reportable segments	$20,352	$9,883	$(19,147)
Corporate general and administrative expenses	(7,545)	(8,014)	(7,994)
Interest income	4,705	3,899	3,225
Gain on sales of short term investments	894	4	134
Impairment losses on short term investments	(137)	(200)	—
Other income (expense), net	(215)	(155)	23
Dividend	4,187	347	98

Income (loss) before provision for income taxes and discontinued operations	$22,241	$5,764	$(23,661)

Under SFAS 131, segment financial information must be reported on the basis that it is used internally for evaluating segment performance. Since revenues net of the cost of third party hardware sales were reported to the chief operating decision maker group for resource allocation and performance decisions, the Company also assesses segment performance based on the following table, which analyzes revenues net of the cost of third party hardware sales:

	Years Ended December 31,
	2007			2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions	$80,447	$17,169	$97,616	$64,039	$8,059	$72,098	$48,633	$7,710	$56,343
Service	15,495	661	16,156	12,773	659	13,432	16,405	1,411	17,816
Third party hardware	900	49	949	1,181	22	1,203	785	23	808

Total revenues net of hardware costs	96,842	17,879	114,721	77,993	8,740	86,733	65,823	9,144	74,967
Cost of sales net of hardware costs	44,870	6,795	51,665	37,343	5,194	42,537	31,185	7,203	38,388

Gross Profit	$51,972	$11,084	$63,056	$40,650	$3,546	$44,196	$34,638	$1,941	$36,579

A reconciliation of total revenues net of third party hardware costs as presented above to total revenues as presented in the consolidated statements of operations was as follows:

	Years Ended December 31,
	2007			2006			2005
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Net revenue	$96,842	$17,879	$114,721	$77,993	$8,740	$86,733	$65,823	$9,144	$74,967
Third party hardware cost	17,098	942	18,040	22,449	401	22,850	14,886	431	15,317

Total revenues	$113,940	$18,821	$132,761	$100,442	$9,141	$109,583	$80,709	$9,575	$90,284

23. Related Party Transactions

The Company entered into a series of contractual agreements with Lenovo Group Limited and its affiliates (collectively “Lenovo”) in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with the acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo in 2005 and 2004. As of December 31, 2007, Lenovo owned approximately 9% of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Network Communications Group Corporation. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Network Communications Group Corporation, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited. In the three months and six months period ended June 30, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with aggregate contract value of approximately $4,659 and $8,214, respectively.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Years Ended December 31,
	2007		2006			2005
	Lenovo	Total	Lenovo	China Netcom Group	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$—	$2,643	$2,643	$2,941	$6,895	$9,836
Service	—	—	—	1,348	1,348	31	2,101	2,132
Third party hardware	—	—	—	2,686	2,686	—	2,007	2,007

Total revenues	—	—	—	6,677	6,677	2,972	11,003	13,975

Purchases:
Software products and solutions	2	2	11	22	33	121	10	131
Service	—	—	1	9	10	13	5	18
Third party hardware	704	704	—	—	—	—	1,906	1,906

Total purchases	706	706	12	31	43	134	1,921	2,055

Operating expenses:
Sales and marketing	79	79	214	12	226	179	6	185
General and administrative	—	—	—	7	7	62	4	66
Research and development	3	3	6	20	26	32	9	41

Total operating expenses	$82	$82	$220	$39	$259	$273	$19	$292

(1)	China Netcom Group ceased to be a related party of the Company upon Edward Tian’s resignation in May 2006 from executive officer positions with China Network Communications Group Corporation, China Netcom Hong Kong and China Netcom Limited. Therefore, the summary of related party transactions with China Netcom Group in the years ended December 31, 2007 and 2006 included the transactions with China Netcom Group which were entered into during the six-month period ended June 30, 2006 but continued to have an effect on the Company’s operations during 2007 and the second half of 2006.

	Years Ended December 31,
	2007	2006
	Lenovo	Lenovo
Balances with related parties:
Prepaid expenses and other current assets	$—	$241
Net accounts receivable	—	3
Other receivables	214	296
Accounts payable	—	—
Deferred revenue	437	339
Other payables	732	685

James Ding, a major shareholder of the Company and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). In the year ended December 31, 2006, the Company entered into software solutions contracts with Beijing UITV valued at approximately $62, and recorded $59 of software products and solutions revenue. There were no transactions with Beijing UITV during 2007 and 2005. As of December 31, 2007 and 2006, the Company had no account receivable from Beijing UITV.

24. Gain on Settlement of Escrow

On July 27, 2004, the Company entered into an Acquisition Agreement with Lenovo Group Limited (“Lenovo”) to acquire Lenovo’s non-telecommunications IT service business. Pursuant to the Acquisition Agreement, AsiaInfo acquired the assets comprising Lenovo’s non-telecommunications related IT services business on October 1, 2004. The acquisition included the business now known as the Company’s Lenovo-AsiaInfo reportable segment.

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy the seller’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005, the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow”), and the other one representing 1,081,281 shares to the Escrow Agent).

On March 24, 2006, the Company delivered an Indemnity Notice to Lenovo seeking indemnification under the Acquisition Agreement. On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Lenovo to resolve certain matters arising out of the Acquisition Agreement and the Escrow Agreement. Under the Agreement, 648,769 General Escrow Shares were returned to the Company’s treasury account on February 9, 2007 and the remaining 432,512 General Escrow Shares were released to Lenovo. The Agreement also provides for the mutual release of certain claims that the Company or Lenovo may have had against each other relating to the acquisition.

On March 26, 2007, the Company’s Board of Directors authorized the retirement of the 648,769 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares of the Company and are presented as a reduction of outstanding shares in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

The returned escrow shares were accounted at the historical value of $3,632 as determined at the date shares were issued to the Escrow Agent. Part of this amount off-sets the released claims of $898 against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as gain on settlement of escrow.

25. Subsequent Events

(a) Under the new Enterprise Income Tax Law effective from January 1, 2008, the rules for determining whether an entity is resident in the PRC for tax purposes have changed and the determination of residence depends amongst other things on the “place of actual management”. If the Company were to be determined to be PRC resident for tax purposes it would be liable to tax in the PRC on its worldwide income including the income arising in jurisdictions outside the PRC. The Company is still evaluating its resident status under the new law and related guidance.

(b) On February 27, 2008, the Board of Directors authorized an extension to this share repurchase program, which will now expire on July 10, 2008. Under the extended program, the Company may repurchase a total of 2,755,700 shares of its outstanding common stock, par value of $0.01 per share.

(c) In order to grow its information security business line, the Company’s management and Board of Directors are contemplating the possibility of providing additional service offerings and/or changing its contracting practices under the Lenovo-AsiaInfo reportable segment starting in 2008. As described in Note 2, the Company currently recognizes total contract fees, including bundled free PCS services, under the information security product line as revenue when the product is delivered because the cost of PCS is immaterial and is substantially incurred within one year. Any change to the service offerings or contracting practices will likely result in the Company having to defer at least part of the contract fees depending on whether VSOE exists for the products and/or services offered. As a decision for such changes have not yet been finalized, the Company’s management is not able to determine whether the changes will have an effect on revenue recognition practices in the Lenovo-AsiaInfo segment in the future.

26. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2007, 2006 and 2005 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2007
Total revenues	$40,771	$32,365	$29,570	$30,055
Total cost of revenues	21,183	16,220	15,091	17,211
Gross profit	19,588	16,145	14,479	12,844
Total operating expenses	14,584	13,011	13,284	12,104
Gain on settlement of escrow account	—	—	—	2,734
Income from continuing operations	6,613	6,272	2,498	4,951
Income from discontinued operations net of taxes	1,848	—	—	1,445
Net income	8,461	6,272	2,498	6,396
Income from continuing operations per share
Basic	$0.15	$0.14	$0.06	$0.12
Diluted	$0.14	$0.14	$0.06	$0.11
Income from discontinued operations per share
Basic	$0.04	$—	$—	$0.03
Diluted	$0.04	$—	$—	$0.03
Net income per share
Basic	$0.19	$0.14	$0.06	$0.15
Diluted	$0.18	$0.14	$0.06	$0.14
Year Ended December 31, 2006
Total revenues	$32,111	$27,774	$23,134	$26,564
Total cost of revenues	18,514	15,863	14,044	16,966
Gross profit	13,597	11,911	9,090	9,598
Total operating expenses	12,179	10,925	8,913	10,310
Income from continuing operations	1,936	1,821	1,102	137
Income from discontinued operations net of taxes	183	183	246	223
Net income	2,119	2,004	1,348	360
Income from continuing operations per share
Basic	$0.05	$0.05	$0.02	$—
Diluted	$0.05	$0.05	$0.02	$—
Income from discontinued operations per share
Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01
Net income per share
Basic	$0.05	$0.05	$0.03	$0.01
Diluted	$0.05	$0.05	$0.03	$0.01
Year Ended December 31, 2005
Total revenues	$19,388	$21,669	$23,383	$25,844
Total cost of revenues	14,542	11,042	12,930	15,191
Gross profit	4,846	10,627	10,453	10,653
Total operating expenses	34,129	10,005	9,766	9,820
(Loss) income from continuing operations	(27,894)	1,341	1,340	1,407
Loss from discontinued operations net of taxes	(11,901)	(914)	(511)	(37)
Net (loss) income	(39,795)	427	829	1,370
(Loss) income from continuing operations per share
Basic	$(0.60)	$0.03	$0.03	$0.03
Diluted	$(0.60)	$0.03	$0.03	$0.03
Loss from discontinued operations per share
Basic	$(0.26)	$(0.02)	$(0.01)	$—
Diluted	$(0.26)	$(0.02)	$(0.01)	$—
Net (loss) income per share
Basic	$(0.86)	$0.01	$0.02	$0.03
Diluted	$(0.86)	$0.01	$0.02	$0.03

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET

(In thousands, except share and per share amounts)

	Years ended December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$51,233	$22,333
Restricted cash	14,335	11,732
Short-term investments—available for sale securities	202	23,264
Short-term investments—held to maturity securities	1,541	—
Accounts receivable (net of allowances of $405 and $615 as of December 31, 2007 and 2006, respectively)	2,022	2,279
Amount due from subsidiaries and affiliates	36,399	42,076
Prepaid expenses and other current assets	1,440	2,236

Total current assets	107,172	103,920
Investment in subsidiaries and affiliates	104,320	63,692

Total Assets	$211,492	$167,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,218	$1,643
Accrued expenses	1,907	2,508
Deferred revenue	16	145
Other payables	531	823
Other current Liabilities	32	32

Total current liabilities	3,704	5,151

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 0.01 par value, 45,026,203 and 43,076,034 shares issued as of December 31,2007 and 2006, respectively; 44,781,903 and 43,076,034 shares issued and outstanding as of December 31,2007 and 2006, respectively)	450	431
Additional paid-in capital	207,865	195,881
Treasury stock, at cost (244,300 and nil shares as of December 31,2007 and 2006, respectively)	(1,953)	—
Accumulated deficit	(17,144)	(40,556)
Accumulated other comprehensive income	18,570	6,705

Total stockholders’ equity	207,788	162,461

Total Liabilities and Stockholders’ Equity	$211,492	$167,612

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENT OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Software products and solutions
Sales to non-related parties	$18	$119	$208
Sales to related parties	—	—	—

Total software products and solutions	18	119	208

Services
Sales to non-related parties	2,157	2,465	4,245
Sales to related parties	—	—	10

Total service	2,157	2,465	4,255

Third party hardware
Sales to non-related parties	112	1,349	5,354
Sales to related parties	—	—	149

Total third party hardware	112	1,349	5,503

Total revenues	2,287	3,933	9,966

Cost of revenues:
Software products and solutions	816	273	246
Services	1,272	1,355	868
Third party hardware	106	1,282	5,228

Total cost of revenues	2,194	2,910	6,342

Gross profit	93	1,023	3,624

Operating expenses:
Sales and marketing	1,514	154	(4)
General and administrative	3,688	3,773	4,551
Research and development	671	136	39

Total operating expenses	5,873	4,063	4,586

Loss from operations	(5,780)	(3,040)	(962)
Other income, net
Interest income	3,148	2,605	1,307
Gain (loss) on investments	6,863	(199)	(2,076)
Other income (expenses), net	145	—	2,208

Total other income, net	10,156	2,406	1,439

Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	4,376	(634)	477
Provision for income taxes	134	32	197
Equity in earnings (losses) of subsidiaries	19,385	6,497	(37,449)

Net income (loss)	$23,627	$5,831	$(37,169)

Net income (loss) per share:
Basic	$0.54	$0.13	$(0.83)

Diluted	$0.52	$0.13	$(0.83)

Weighted average shares used in computation:
Basic	43,644,845	43,630,365	44,983,877

Diluted	45,354,344	44,452,024	44,983,877

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Outstanding Shares	Amount
Balance at January 1, 2005	46,314,706	$465	$211,394	$(868)	$(9,218)	$19	$201,792
Comprehensive loss:
Net loss	—	—	—	—	(37,169)	—	(37,169)	$(37,169)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,291	2,291	2,291
Unrealized gains on short-term investments	—	—	—	—	—	58	58	58

Comprehensive loss								$(34,820)

Repurchase of common stock	(5,115,405)	—	—	(26,414)	—	—	(26,414)
Issuance of common stock on acquisition of a business	4,498,130	—	1,934	23,255	—	—	25,189
Stock option exercises	447,182	4	1,825	—	—	—	1,829
Acceleration of vesting of stock options	—	—	11	—	—	—	11
Share-based compensation (restricted share units)	—	—	37	—	—	—	37

Balance at December 31, 2005	46,144,613	469	215,201	(4,027)	(46,387)	2,368	167,624
Comprehensive Income:
Net income	—	—	—	—	5,831	—	5,831	$5,831
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	2,603	2,603	2,603
Unrealized gains on short-term investments	—	—	—	—	—	1,734	1,734	1,734

Comprehensive income								$10,168

Stock option exercises	801,644	8	1,613	—	—	—	1,621
Restricted share units vesting	129,777	1	(1)	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	19
Share-based compensation (restricted share units)	—	—	482	—	—	—	482
Share-based compensation (performance-based restricted share units)	—	—	302	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—

Balance at December 31, 2006	43,076,034	431	195,881	—	(40,556)	6,705	162,461
Cumulative effect of unrecognized tax benefit on adoption of FIN 48	—	—	—	—	(213)	—	(213)
Net income	—	—	—	—	23,627	—	23,627	$23,627
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	6,985	6,985	6,985
Unrealized gains on short-term investments	—	—	—	—	—	4,880	4,880	4,880

Comprehensive income								$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	9,081
Restricted share units vesting	125,438	1	(1)	—	—	—	—
Performance-based restricted share units vesting	351,930	3	(3)	—	—	—	—
Share-based compensation (stock options)	—	—	426	—	—	—	426
Share-based compensation (restricted share units)	—	—	19	—	—	—	19
Share-based compensation (performance-based restricted share units)	—	—	3,516	—	—	—	3,516
Excess tax benefit from share-based compensation	—	—	2,591	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	(1,953)
Retirement of escrow shares returned	(648,769)	(6)	(3,624)	—	(2)	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	$(1,953)	$(17,144)	$18,570	$207,788

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$23,627	$5,831	$(37,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,961	803	48
Gain from sale of available for sales securities	—	—	(134)
Equity in (earnings) losses of subsidiaries and affiliates	(23,018)	(10,055)	40,439
Impairment loss on short term investments	137	200	—
Provision for bad debts	210	14	564
Excess tax benefit from share-based compensation	(1,179)	(31)	—
Changes in operating assets and liabilities
Accounts receivable	47	3,738	(126)
Inventories	—	1,269	2,933
Amount due from subsidiaries and affiliates	5,677	4,208	18,947
Prepaid expenses and other current assets	796	1,776	(694)
Accounts payable	(425)	(415)	(1,295)
Accrued expenses	(601)	(694)	(1,759)
Deferred revenue	(129)	(763)	91
Other current liabilities	(292)	147	1,760

Net cash provided by operating activities	8,811	6,028	23,605

Cash flows from investing activities:
(Increase) decrease in restricted cash	(2,603)	30	2,238
Purchases of held to maturity securities	(1,537)	—	—
Proceeds from sales of available for sale securities	22,921	7,128	1,749
Purchases of available for sale securities	—	—	4,703
(Increase) decrease in long-term investment	(7,000)	2,000	—
Purchase of business, net of cash acquired	—	—	(3,844)

Net cash provided by investing activities	11,781	9,158	4,846

Cash flows from financing activities:
Proceeds from exercise of stock options	9,082	1,507	1,829
Repurchases of common stock	(1,953)	(17,786)	(26,414)
Excess tax benefit from share-based compensation	1,179	31	—

Net cash provided by (used in) financing activities.	8,308	(16,248)	(24,585)

Net increase (decrease) in cash and cash equivalents:	28,900	(1,062)	3,866
Cash and cash equivalents at beginning of year	22,333	23,395	19,529

Cash and cash equivalents at end of year	$51,233	$22,333	$23,395

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Basis for preparation

The condensed financial information of AsiaInfo Holdings, Inc. (“AsiaInfo”) has been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that AsiaInfo used the equity method to account for investments in its subsidiaries and variable interest entities.

2. Investments in subsidiaries and variable interest entities

AsiaInfo and its subsidiaries and its variable interest entities are included in the consolidated financial statements where the inter-company balances and transactions are eliminated upon consolidation. For the purpose of AsiaInfo’s stand-alone financial statements, its investments in subsidiaries and variable interest entities are reported using the equity method of accounting. AsiaInfo’s share of income and losses from its subsidiaries and variable interest entities is reported as earnings from subsidiaries and variable interest entities in the accompanying condensed financial information of parent company.

3. Income taxes

AsiaInfo is incorporated in the State of Delaware, in the US and is subject to US federal and state income taxes.

4. Related party transactions

During year 2007, AsiaInfo reinvested its undistributed earnings of $7,000 to its subsidiary, AsiaInfo Technologies (China), Inc.