Form 10-K/A
period 2007-12-31
ASIAINFO HOLDINGS INC
filed 2008-03-18
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A.

EXPLANATORY NOTE

AsiaInfo Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”) solely to correct an administrative error in the content of Item 15, “Exhibits, Financial Statement Schedules.” The following exhibits were missing from our Original Filing and are filed herewith:

Exhibit Number	Description
21.1	Subsidiaries of AsiaInfo Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

In addition, we have filed the following exhibits herewith:

Exhibit Number	Description
31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

31.4	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.3	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.4	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

Except as described above, no other changes have been made to the Original Filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

Part III

ITEM 15.	Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006(English Translation)

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

Exhibit Number	Description
10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (11)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (11)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (11)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (11)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (11)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (11)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)*

10.32	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)*

10.33 (12)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 (filed herewith)*

10.34 (12)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 (filed herewith)*

10.35 (12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) (filed herewith) *

10.36 (12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) (filed herewith)*

10.37 (12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) (filed herewith)*

10.38 (12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) (filed herewith)*

10.39	Employment Contract between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2006 (English Translation) (filed herewith)*

10.40	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2006 (English Translation) (filed herewith)*

Exhibit Number	Description
10.41	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) (filed herewith)*

10.42	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) (filed herewith)*

10.43 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

11.1	Statement regarding computation of per share earnings (included in Note 15 to the consolidated financial statements in this report)

21.1	Subsidiaries of AsiaInfo Holdings, Inc.

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

31.4	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008.

32.3	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.4	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.

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

Signature	Title	Date

/s/ JAMES DING	Board Member and Chairman of the Board	March 14, 2008
James Ding

/s/ STEVE ZHANG	Board Member, President and Chief Executive Officer	March 14, 2008
Steve Zhang	(principal executive officer)

/s/ EILEEN CHU	Vice President and Chief Financial Officer	March 14, 2008
Eileen Chu	(principal financial officer and principal accounting officer)

/s/ YUNGANG LU	Board Member	March 14, 2008
Yungang Lu

/s/ DAVIN MACKENZIE	Board Member	March 14, 2008
Davin Mackenzie

/s/ TAO LONG	Board Member	March 14, 2008
Tao Long

/s/ TOM MANNING	Board Member	March 14, 2008
Tom Manning

/s/ EDWARD TIAN	Board Member	March 14, 2008
Edward Tian

/s/ ANDERS CHEUNG	Board Member	March 14, 2008
Anders Cheung

/s/ Yichen Zhang	Board Member	March 14, 2008
Yichen Zhang

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 2008.

ASIAINFO HOLDINGS, INC.

By:	/s/ EILEEN CHU
Name:	Eileen Chu
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

INDEX TO EXHIBITS:

Exhibit Number	Description
31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

31.4	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.3	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.

32.4	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 18, 2008.