Form 10-Q
period 2008-03-31
ASIAINFO HOLDINGS INC
filed 2008-05-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 7, 2008 was 45,387,730.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Software products and solutions	$27,139	$19,600
Service	3,341	3,569
Third party hardware	4,526	6,886

Total revenues	35,006	30,055

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $nil and $1, amortization of other acquired intangible assets of $148 and $195 for the three months ended March 31, 2008 and 2007, respectively)	11,156	8,973
Service	1,714	1,696
Third party hardware	4,296	6,542

Total cost of revenues	17,166	17,211

Gross profit	17,840	12,844

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $19 and $25, amortization of other acquired intangible assets of $299 and $357 for the three months ended March 31, 2008 and 2007, respectively)	7,895	6,070
General and administrative	2,609	1,948
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $1 for the three months ended March 31, 2008 and 2007, respectively)	4,658	4,086

Total operating expenses	15,162	12,104

Gain on settlement of escrow	—	2,734

Income from operations	2,678	3,474

Other income
Interest income	1,215	1,122
Dividend	219	435
Gain from sales of short-term investments	1,174	25
Other (expenses), net	(274)	(72)

Total other income, net	2,334	1,510

Income before provisions for income taxes and discontinued operations	5,012	4,984
Provisions for income taxes	733	33

Income from continuing operations	4,279	4,951

Income on discontinued operations, net of taxes	980	1,445

Net income	$5,259	$6,396

Income from continuing operations per share:
Basic	$0.10	$0.12

Diluted	$0.09	$0.11

Income from discontinued operations per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Net income per share
Basic	$0.12	$0.15

Diluted	$0.11	$0.14

Weighted average shares used in computation:
Basic	44,793,694	43,150,828

Diluted	46,386,208	44,688,122

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007(1)
ASSETS
Current Assets:
Cash and cash equivalents	$154,994	$148,834
Restricted cash	13,458	16,026
Short-term investments—available for sale securities	44,587	48,194
Short-term investments—held to maturity securities	—	1,541
Accounts receivable (net of allowances of $2,408 and $1,966 as of March 31, 2008 and December 31, 2007, respectively)	54,074	45,233
Inventories, net	10,677	8,023
Other receivables (including other receivables of $223 and $214 due from related parties as of March 31, 2008 and December 31, 2007, respectively)	3,755	3,426
Deferred income tax assets—current	1,693	1,693
Prepaid expenses and other current assets	6,505	6,526

Total current assets	289,743	279,496

Long-term investment	1,988	1,911
Property and equipment, net	2,376	2,344
Other acquired intangible assets, net	3,661	3,979
Deferred income tax assets, noncurrent	1,032	1,032
Goodwill	19,971	19,707

Total Assets	$318,771	$308,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,385	$23,095
Accrued expenses	12,309	12,671
Deferred revenue (including deferred revenue of $377 and $437 from related parties as of March 31, 2008 and December 31, 2007, respectively)	37,797	29,093
Accrued employee benefits	21,865	20,724
Other payables (including other payables of $761 and $732 due to related parties as of March 31, 2008 and December 31, 2007, respectively)	5,202	5,651
Income taxes payable	1,402	2,310
Other taxes payable	6,064	4,218
Deferred income tax liabilities	1,298	1,976

Total current liabilities	106,322	99,738

Unrecognized tax benefits	1,265	834
Other long term liabilities	114	109

Total liabilities	107,701	100,681

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 45,303,681 shares and 45,026,203 shares issued as of March 31, 2008 and December 31, 2007, respectively; 44,892,981 shares and 44,781,903 shares outstanding as of March 31, 2008 and December 31, 2007, respectively)	453	450
Additional paid-in capital	209,369	207,865
Treasury stock, at cost (410,700 shares and 244,300 shares as of March 31, 2008 and December 31, 2007, respectively)	(3,617)	(1,953)
Statutory reserve	14,820	13,874
Accumulated deficit	(26,705)	(31,018)
Accumulated other comprehensive income	16,750	18,570

Total stockholders’ equity	211,070	207,788

Total Liabilities and Stockholders’ Equity	$318,771	$308,469

(1)	December 31, 2007 balances were extracted from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,259	$6,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	264	200
Stock-based compensation expense	690	939
Amortization of other acquired intangible assets	447	552
Loss on disposal of property and equipment	19	2
Gain from sale of available for sale securities	(1,174)	(25)
Gain on settlement of escrow	—	(2,734)
Provision (reversal of provision) for bad debt	309	(319)
Reversal of provision for inventory	(55)	(186)
Gain on sale of discontinued operations	(1,515)	(1,536)
Proceeds from sale of trading securities	76	—
Purchase of trading securities	(52)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,149)	(5,943)
Inventories	(2,599)	(285)
Other receivables	(327)	281
Deferred income taxes	241	188
Prepaid expenses and other current assets	21	(397)
Accounts payable	(2,710)	(187)
Accrued expenses	(362)	(149)
Deferred revenue	8,704	(1,346)
Accrued employee benefits	1,141	181
Other payables	(139)	95
Other taxes payable	1,846	1,259
Income taxes payable	(471)	(454)

Net cash (used in) provided by operating activities	464	(3,468)

Cash flows from investing activities:
Decrease(increase) in restricted cash	2,568	(33)
Purchases of available for sale securities	(3,068)	(16,292)
Proceeds from sales of available for sale securities	2,341	2,663
Purchases of held to maturity securities	—	(1,541)
Proceeds from sales of held to maturity securities	1,541	—
Purchases of property and equipment	(109)	(97)
Proceeds from disposal of property and equipment	3	2
Purchase of business, net of cash acquired	(422)	(3)
Proceeds from (payment on) disposal of business components	1,515	1,477

Net cash provided by (used in) investing activities	4,369	(13,824)

Cash flows from financing activities:
Proceeds from exercise of stock options	814	3,084
Repurchase of common stock	(1,664)	—

Net cash (used in) provided by financing activities	(850)	3,084

Effect of exchange rate changes on cash and cash equivalents	2,177	60

Net increase (decrease) in cash and cash equivalents	6,160	(14,148)
Cash and cash equivalents at beginning of period	148,834	104,575

Cash and cash equivalents at end of period	$154,994	$90,427

Supplemental disclosure of non-cash financing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement Agreement, 648,769 shares of the Company’s common stock, valued at $3,632, which had been held in escrow since the closing of the acquisition, were returned to the Company. See Note 10 to the Condensed Consolidated Financial Statements for further discussion on this activity.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of March 31, 2008, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2008.

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,282 and $1,139 for the three months ended March 31, 2008 and 2007, respectively.

Revenue in excess of billings is recorded as unbilled receivables and included in accounts receivable. Billings in excess of revenues recognized are recorded as deferred revenue. Billings are rendered based on agreed milestones included in customer contracts. Amounts billed but not yet collected are recorded as unbilled receivables and included in accounts receivable. All billed and unbilled amounts are expected to be collected within one year.

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the noon buying rate of exchange quoted by the Federal Reserve Bank of New York as of the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect SFAS 157 to have a material effect on its consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is in the process of assessing the potential impact the adoption of SFAS No. 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet begun the process of assessing the potential impact the adoption of SFAS 161 may have on its consolidated financial position or results of operations.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds and stock funds issued by major financial institutions. Available-for-sale investments are carried at fair value and unrealized holding gains or losses resulting from changes in value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of March 31, 2008 and December 31, 2007, all short-term investments, except corporate stocks, of the Company had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for-sale securities:

	March 31, 2008				December 31, 2007
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$22,030	$835	$—	$22,865	$20,964	$1,109	$—	$22,073
Balanced funds	2,522	2,431	—	4,953	3,562	5,199	—	8,761
Stock funds	15,012	2,467	(886)	16,593	11,687	5,471	—	17,158
Corporate stocks	202	—	(26)	176	202	—	—	202

Total	$39,766	$5,733	$(912)	$44,587	$36,415	$11,779	$—	$48,194

As of December 31, 2007, held-to-maturity securities consisted of corporate bonds that have amortized costs totaling $1,541 and fair value of $1,540 and no trading securities were held. As of March 31, 2008, no held-to-maturity securities were held and no trading securities were held.

The Company realized total gains of $1,174 (proceeds from sale of trading securities of $76 with an aggregate cost of $52, and proceeds from sale of available-for-sale securities of $2,327 with an aggregate historical cost of $1,177) and $25 (proceeds from sale of trading securities of $73 with an aggregate cost of $52, and proceeds from sale of available-for-sale securities of $2,590 with an aggregate historical cost of $2,586) during the three months ended March 31, 2008 and 2007, respectively.

The Company did not report impairment losses for its short-term investments for the periods ended March 31, 2008 and 2007.

4. ACCOUNTS RECEIVABLE

Accounts receivable balances included both billed and unbilled amounts at March 31, 2008 and December 31, 2007. Revenue recognized in excess of billings is recorded as unbilled receivables, and amounted to $23,681 at March 31, 2008 and $21,988 at December 31, 2007, net of allowances. At March 31, 2008 and December 31, 2007, the balances of billed accounts receivable net of allowances were $30,393 and $23,245, respectively. All billed and unbilled amounts are expected to be collected within one year.

Accounts receivable balances included bank acceptance drafts of $347 and $334, and commercial acceptance drafts of $1,349 and $2,160 as of March 31, 2008 and December 31, 2007, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

5. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under the AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under the Lenovo-AsiaInfo segment is computed using standard cost method, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using specific identification method. The components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$821	$1,138
Finished goods	10,269	7,335
Less: Inventory allowance	(413)	(450)

Total inventories	$10,677	$8,023

6. GOODWILL

The changes in the carrying amount of goodwill during the three months ended March 31, 2008 were as follows by reporting segments:

	March 31, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$17,740	$1,967	$19,707
Acquisitions of businesses	—	—	—
Foreign exchange difference due to translation	264	—	264

Ending balance	$18,004	$1,967	$19,971

7. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	March 31, 2008				December 31, 2007
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$2,331	(1,990)	—	341	$2,331	(1,943)	—	388
Trade name	341	(257)	—	84	341	(249)	—	92
Contract backlog	2,451	(2,449)	10	12	2,451	(2,364)	8	95
Customer list	131	(68)	11	74	131	(61)	8	78
Customer relationship	2,519	(831)	230	1,918	2,519	(695)	150	1,974
Distribution network	870	(708)	—	162	870	(657)	—	213
Software	1,679	(864)	128	943	1,679	(764)	89	1,004
Non-compete agreement	186	(72)	13	127	186	(59)	8	135

	$10,508	(7,239)	392	3,661	$10,508	(6,792)	263	3,979

The future amortization expense for the net carrying amount of intangible assets with definite lives as of March 31, 2008 is expected to be as follows:

The remainder of 2008	$1,076
2009	1,125
2010	928
2011	424
2012	108

$3,661

8. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$5,259	$6,396
Unrealized (loss) gain on available-for-sale investments - net of tax effect	(6,482)	1,120
Change in cumulative foreign currency translation adjustment	4,663	797

Comprehensive income	$3,440	$8,313

9. CREDIT FACILITIES

As of March 31, 2008, the Company had total short-term credit facilities for working capital purposes totaling $34,247 expiring in December 2009. The credit facilities were secured by bank deposits of $11,154 as of March 31, 2008. Credit facilities of $6,243 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of March 31, 2008, unused short-term credit facilities were $28,004. In addition, the Company had standby letters of credit and bank acceptance drafts as of March 31, 2008, which were collateralized by bank deposits of $2,304. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $13,458 as of March 31, 2008 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2007, the Company had total short-term credit facilities totaling $41,904, which expired in March 2008 and were secured by bank deposits of $14,335.

10. GAIN ON SETTLEMENT OF ESCROW

On July 27, 2004, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lenovo Group Limited and its affiliates (collectively, “Lenovo”) to acquire Lenovo’s non-telecommunications Information Technology (“IT”) service business. Pursuant to the Acquisition Agreement, AsiaInfo acquired the assets comprising Lenovo’s non-telecommunications related IT services business on October 1, 2004. The acquisition included the business now known as the Company’s Lenovo-AsiaInfo reportable segment.

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy Lenovo’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005, the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow”), and the other representing 1,081,281 shares) to the Escrow Agent.

On March 24, 2006, the Company delivered an indemnity notice to Lenovo seeking indemnification under the Acquisition Agreement. On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Agreement”) with Lenovo to resolve certain matters arising out of the Acquisition Agreement and the Escrow Agreement. Under the Agreement, 648,769 General Escrow shares were returned to the Company’s treasury account on February 9, 2007 and the remaining 432,512 General Escrow shares were released to Lenovo. The Agreement also provides for the mutual release of certain claims that the Company or Lenovo may have had against each other relating to the acquisition as of December 31, 2007.

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

11. DISCONTINUED OPERATIONS

In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (FIS), which is grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,581 (RMB25,430), which was structured as follows: (1) $1,653 (RMB11,740) was received from Fidelity upon closing; (2) $413 (RMB2,934) escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $1,515 (RMB 10,756) was to be paid subject to adjustment based upon an earn-out calculation and certain contingencies.

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sale of discontinued operations. Certain cost which was related to the contingent payment amounting to $209 (RMB1,483) was accrued accordingly.

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operations. Results of the FIS discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Revenue from discontinued operations	$—	$—

(Loss) from operations of discontinued operations	—	(91)
Gain on sales of discontinued operations	1,306	1,536
Provision for income taxes	(326)	—

Gain on discontinued operations	$980	$1,445

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $6,717 and $3,627 and commercial acceptances payable of $143 and $550 as of March 31, 2008 and December 31, 2007, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

13. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2008	2007
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(31)	(35)
Change in valuation allowance	—	(4)
Subpart F income inclusion	3	8
Stock-based compensation	2	6
Nontaxable income on settlement of escrow	—	(9)
Qualified Electing Fund income	6	—

	15%	1%

During the three months ended March 31, 2008, the Company recorded a one-time tax benefit of $557 due to a retroactive change of enacted tax rate from 15% to 10% for AsiaInfo Technologies (China), Inc. (“AIBJ”) for tax year 2007. The reduction in tax rate for AIBJ is a result of AIBJ qualifying as a “Key Software Enterprise” for fiscal year 2007, and therefore enjoying a 10% tax rate for income earned during 2007 according to government regulations.

The Company’s uncertain tax positions are related to inter-company transactions for which it might have under/over charged the related parties for services. The Company is also exposed to certain jurisdictions for carrying on a trade or business in which it has not been so authorized. Aggregate undistributed earnings of the Company’s subsidiaries, VIEs and its VIEs’ located in the PRC that are available for distribution to the Company of approximately $33,122 at March 31, 2008 are considered to be indefinitely reinvested under APB opinion No. 23, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. The Chinese tax authorities have also clarified that distributions made out of pre-January 1, 2008 retained earnings will not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the first quarter were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2006 are remaining open in various taxing jurisdictions.

14. STOCK-BASED COMPENSATION

2002 Stock Option Plan and the prior plans

Under the Company’s 2002 Stock Option Plan (the “2002 Plan”), the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the 2002 Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Option Plans”).

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan, generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% from the date of grant for the 2002 Plan.

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2008	3,968,020	$8.83
Granted	—
Cancelled or expired	(3,546)	5.00
Exercised	(131,298)	6.22

Outstanding, March 31, 2008	3,833,176	8.92	$13,686,374

Vested and expected to vest, March 31, 2008	3,833,176	8.92	13,686,374
Exercisable, March 31, 2008	3,830,676	8.92	13,669,499

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.86 of the Company’s common stock on the last trading day on March 31, 2008.

Total intrinsic value of options exercised for each of the three months ended March 31, 2008 and 2007 was $660 and $2,640, respectively.

As of March 31, 2008, there was $8 unrecognized share-based compensation cost relating to share options. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.42 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan- restricted share units (RSUs)

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 600,000 shares plus (b) any authorized shares of Common Stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Plan, or that thereafter become available for issuance under the 2002 Plan in accordance with its terms.

A restricted stock unit (RSU) is an agreement to issue stock at the time when the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. RSUs as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2008	257,074	$4.29
Granted	—	—
Vested	—	—
Forfeited	(4,950)	4.05

Restricted stock units unvested at March 31, 2008	252,124	$4.29

Total intrinsic value of RSU exercised for each of the three months ended March 31, 2008 and 2007 was $nil and $nil, respectively.

As of March 31, 2008, there was $786 unrecognized share-based compensation cost related to RSUs. That deferred cost is expected to be recognized over a weighted-average vesting period of 1.2 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan- performance-based restricted share units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (PSUs) and 1,995,000 PSUs were granted in November 2006. Unlike the previous RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock.

Performance based PSUs as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2008	1,099,340	$5.05
Granted	—	—
Vested	—	—
Forfeited	(20,900)	4.99

Performance-based restricted stock units unvested at March 31, 2008	1,078,440	$5.06

Market based PSUs as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Market-based restricted stock units unvested at January 1, 2008	549,930	$2.42
Granted	—	—
Vested	(146,180)	3.03
Forfeited	(10,450)	2.42

Market-based restricted stock units unvested at March 31, 2008	393,300	$2.19

Total intrinsic value of PSUs exercised for the three months ended March 31, 2008 and 2007 was $1,588 and nil respectively.

As of March 31, 2008, there was $1,721 unrecognized share-based compensation cost related to PSUs. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.6 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

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

Fair values of RSUs and PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated by an independent third-party appraiser who has adopted a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology.

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three months ended March 31, 2008 and 2007, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$154	$192
Sales and marketing	242	330
General and administrative	172	253
Research and development	122	164

Total stock-based compensation expense	$690	$939

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2008	2007
Net income (numerator)—basic and diluted
Income from continuing operations	$4,279	$4,951
Income from discontinued operations, net of taxes	980	1,445

Net income	$5,259	$6,396

Shares (denominator)
Weighted average common stock outstanding
Basic	44,793,694	43,150,828
Dilutive effect of stock-based compensation	1,592,514	1,537,294

Diluted	46,386,208	44,688,122

Net income from continuing operations per share
Basic	$0.10	$0.12

Diluted	$0.09	$0.11

Net income from discontinued operations, net of tax, per share
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Net income per share
Basic	$0.12	$0.15

Diluted	$0.11	$0.14

As of March 31, 2008 and 2007, the Company had 696,715 and 2,193,024 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on EPS in the future.

16. SEGMENT INFORMATION

Since the acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005 and 2006, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service, and (3) third party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statement of operations and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since such information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended March 31,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$24,452	$2,687	$27,139	$17,513	$2,087	$19,600
Service	3,304	37	3,341	3,465	104	3,569
Third party hardware	4,323	203	4,526	6,884	2	6,886

Total revenue:	32,079	2,927	35,006	27,862	2,193	30,055

Cost of revenues:
Software products and solutions	10,281	875	11,156	8,256	717	8,973
Service	1,674	40	1,714	1,562	134	1,696
Third party hardware	4,107	189	4,296	6,540	2	6,542

Total cost of revenues	16,062	1,104	17,166	16,358	853	17,211

Gross Profit	16,017	1,823	17,840	11,504	1,340	12,844

Business unit expenses:
Sales and marketing	5,885	2,010	7,895	4,386	1,684	6,070
General and administrative(1)	577	13	590	(91)	10	(81)
Research and development	4,110	548	4,658	3,673	413	4,086

Total business unit expenses	10,572	2,571	13,143	7,968	2,107	10,075

Other operating income	—	—	—	—	2,734	2,734

Contribution profit (loss)	$5,445	$(748)	$4,697	$3,536	$1,967	$5,503

	As of March 31, 2008			As of December 31, 2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$215,083	$103,688	$318,771	$251,663	$56,806	$308,469

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2008 balances in AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended March 31, 2008.

(2)

Included in total assets are net accounts receivable of $50,001 and $4,073 for AsiaInfo Technologies and Lenovo-AsiaInfo at March 31, 2008, respectively, and $41,454 and $3,779 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2007, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended March 31,
	2008	2007
Total contribution profit for reportable segments	$4,697	$5,503
Corporate general and administrative expenses	(2,019)	(2,029)
Interest income	1,215	1,122
Gain from sales of short term investments	1,174	25
Dividend	219	435
Other (expense), net	(274)	(72)

Income before provision for income taxes and discontinued operations	$5,012	$4,984

For the three months ended March 31, 2008, almost all of the Company’s revenues were derived from sales to customers in the PRC. Revenues are attributed to the country where installation of hardware, software and performance of system integration work and software related services were performed. As of March 31, 2008, 100% of the Company’s long-lived assets were located in the PRC.

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of March 31, 2008, Lenovo owned approximately 10 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major shareholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Netcome Group. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Netcome Group, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three months ended March 31, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with an aggregate contract value of approximately $3,555.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three Months Ended March 31,
	2008	2007
	Lenovo	Lenovo
Purchases:
Software products and solutions	$—	$1

Total purchases	—	1

Operating expenses:
Sales and marketing	19	25
Research and development	1	1

Total operating expenses	$20	$26

	As of March 31, 2008	As of December 31, 2007
	Lenovo	Lenovo
Balances with related parties:
Other receivables	$223	$214
Deferred revenue	377	437
Other payables	761	732

James Ding, a major shareholder of the Company and Chairman of its Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). During the three months ended March 31, 2007, the Company did not enter into any software solutions transactions with Beijing UITV. As of March 31, 2008 and 2007, the Company had no account receivable from Beijing UITV.

18. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the three months ended March 31, 2008 and December 31, 2007:

	As of March 31, 2008	As of December 31, 2007
Balance at beginning of the period	$595	$681
Current period provision	9	131
Payments	(8)	(32)
Expired warranty	(63)	(220)
Foreign exchange difference	18	35

Balance at end of the period	$551	$595

Litigation - On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, have all been transferred to a single federal district judge for purposes of case management.

In June 2003, based on a decision made by a special independent committee of its Board of Directors (“Board”), the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. The proposed settlement contemplated that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplated that the Company would assign any claims it may have against the underwriters of its IPO for excess commissions to the plaintiffs.

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

In addition to the above case, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by the underwriters of the Company’s IPO in March 2000 and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the Company’s lead underwriters during the IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the IPO on March 3, 2000 through no earlier than March 2, 2001. It further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders was named as defendants in this action, although the Company was named as a nominal defendant. The Company has waived service and is in the process of considering what, if any, action to take in response to this litigation.

While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will not have material effects on the Company’s consolidated financial condition, results of operations or cash flows.

19. STOCK REPURCHASE PROGRAM

From the commencement of the Company’s first stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company had repurchased a total of 5,274,231 shares at a total cost of $27,282 under this program.

On January 11, 2006, the Company announced the authorization of another stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (expired on April 11, 2006), to purchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company had repurchased 2,095,208 shares of its common stock at a total cost of $9,563. On April 25, 2006, the Company’s Board authorized an extension to this share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, the Company had repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program. The stock repurchase plan, as extended, was completed on July 18, 2006.

All common stock repurchased by the Company under the 2005 and 2006 repurchase programs were reported as the Company’s treasury stock. Of the total shares repurchased, 4,498,130 shares were transferred to Lenovo in 2005 as part of the consideration for acquiring Lenovo-AsiaInfo. On June 27, 2006 and September 29, 2006, the Company’s Board authorized the retirement of 3,799,109 shares and 976,992 shares of treasury stock, respectively. The retired shares resumed the status of authorized and unissued shares of the Company. As of December 31, 2006, the Company had 43,076,034 shares of common stock issued and outstanding, after taking into account the retirement of 4,776,101 shares of treasury stock. As of December 31, 2006, the Company had no remaining treasury stock.

On September 11, 2007, the Company announced the authorization of another stock repurchase program under which the Company was entitled to repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to this program, the Company may, from time to time for a period of four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of common stock. As of December 31, 2007, the Company had repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program. On February 27, 2008, the Company’s Board authorized an extension to this share repurchase program, which will now expire on July 10, 2008. Under the extended program, the Company may repurchase a total of 2,755,700 shares of its outstanding common stock. During the three months ended March 31, 2008, the Company repurchased an additional 166,400 shares of its common stock at a total cost of $1,664 pursuant to the extension of this repurchase program. Any common stock repurchased by the Company will become part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, the “Exchange Act”. The Private Securities Litigation Reform Act of 1995, or the “Reform Act”, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed below under Item 1A. Risk Factors in Part II Other Information.

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo Holdings Inc., its subsidiaries and consolidated variable interest entities.

Overview

We are a leading provider of high-quality telecommunications software solutions and information technology (“IT”) security products and services in China. As an established leader in the Chinese telecommunications industry, we became a leading provider of IT security products and services in China with the acquisition of the non-telecommunications related IT services business of Lenovo Group Limited and its affiliates (collectively, “Lenovo”) in 2004. In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Network Communications Group Corporation (“China Netcom”), and China Telecommunications Corporation (“China Telecom”). In addition to providing customized software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and services to many small and medium-sized companies in China.

We commenced our operations in the U.S. in 1993 and moved our major operations from the U.S. to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Netcom and China Telecom. Sales to China Mobile and its subsidiaries amounted to approximately 58%, 61% and 51% of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Unicom and its subsidiaries amounted to approximately 12%, 14% and 20% of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Netcom and its subsidiaries amounted to approximately 10%, 12% and 12%of our total revenues in 2007, 2006 and 2005, respectively. Sales to China Telecom and its subsidiaries amounted to approximately 5%, 5% and 3% of our total revenues in 2007, 2006 and 2005, respectively. The sum of our top five receivable balances represented 89% and 95% of our total receivable balances as of December 31, 2007 and 2006, respectively.

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

Since our acquisition of the non-telecommunications related IT services business of Lenovo in October 2004, we have been organized as two business divisions, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo Technologies, Inc. or Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. For financial reporting purposes, each of the two business divisions is further organized into three operating segments by product types:

•	software products and solutions;

•	services; and

•	third-party hardware.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 16 to the Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solutions package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solutions (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training services.

Third-party hardware revenue. Third party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for, and sell hardware to, our customers as part of our total solutions strategy. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

Net revenue (Non-GAAP). Although we report our revenue on a gross basis, inclusive of hardware acquisition costs, we manage our business internally based on revenues net of hardware costs, or net revenues (Non-GAAP), which is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenue as against prior periods, but will not adversely impact revenue net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues (Non-GAAP) to total revenues:

	Reconciliation of Net Revenues (Non-GAAP) to total revenues
	Three Months Ended March 31,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$24,452	$2,687	$27,139	$17,513	$2,087	$19,600
Service revenue	3,304	37	3,341	3,465	104	3,569
Third party hardware revenue net of hardware costs	216	14	230	344	—	344

Total revenues net of hardware costs	27,972	2,738	30,710	21,322	2,191	23,513
Total hardware costs	4,107	189	4,296	6,540	2	6,542

Total revenues	$32,079	$2,927	$35,006	$27,862	$2,193	$30,055

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business. We have provided a reconciliation of this measure to the most directly comparable financial measure under accounting principles generally accepted in the United States (“US GAAP”), total revenues.

We have evaluated the criteria outlined in Emerging Issue Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” in determining whether it is appropriate under US GAAP to record the gross amount of revenues and related costs or the net amount earned after deducting hardware costs paid to the supplier. We record the gross amounts billed to our customers because we are the primary obligor in these transactions, bear the inventory risk, have latitude in establishing prices, are involved in the determination of the product specifications, bear credit risk and have the right to select suppliers.

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

Third-party hardware costs. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.

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

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, sales commissions and sales consulting fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. Prior to the new Chinese Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008, foreign-invested enterprises (“FIEs”) were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless otherwise they are eligible for certain preferential tax treatments under the new rules.

Under the EIT law effective from January 1, 2008, the rules for determining whether an entity is a resident in the PRC for tax purposes have changed and the determination of residence depends amongst other things on the “place of actual management”. If we, or our non-PRC subsidiaries, were to be determined to be PRC resident for tax purposes, we would be subject to tax in the PRC on our worldwide income, including the income arising in jurisdictions outside the PRC. We are still evaluating our resident status under the new law and related guidance.

If we were to be non-resident for PRC tax purposes, dividends paid to us out of profits earned after January 1, 2008 would be subject to a withholding tax. In the case of dividends paid by our PRC subsidiaries, the withholding tax would be 10% and in the case of dividends paid by our subsidiary 25% or more directly owned by a resident of Hong Kong, the withholding tax would be 5%.

Pursuant to the implementation rules to the EIT law issued in December 2007 and several subsequent transition rules, certain of our subsidiaries and VIEs in China may continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises. However, the Chinese tax authorities have not yet announced detailed regulations on the applicable requirements and procedures to apply for preferential tax treatment as a High and New Technology Enterprise such as those that have been enjoyed by certain of our PRC subsidiaries and VIEs through 2007. As a result, until confirmation is received from the Chinese tax authorities that such preferential tax treatments will be allowed to continue for the relevant terms, some of our Chinese subsidiaries will become subject to a normal 25% rate, with a few exceptions where certain of our PRC subsidiaries are still eligible for lower rates under the transition rules. The unified tax laws should not affect any preferential tax treatment granted to FIEs in previous years. Please refer to Note 13 to our Consolidated Financial Statements for details of the preferential tax treatment for these subsidiaries.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our US parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value-added tax is included in our software revenue.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues and the revenues are presented net of business tax incurred.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi (“RMB”). The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended March 31, 2008.

Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York as of March 31, 2008 the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB7.012.

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

Revenue recognition. Our revenue is derived from three primary sources: (i) software license and related services, including assistance in implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; (ii) professional services for systems design, planning, consulting, and system integration, and (iii) the procurement of hardware on behalf of our customers.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the installation and customization period based on the percentage of completion method as prescribed by Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts” (“SOP 81-1”). Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS service period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by SOP No. 97-2, “Software Revenue Recognition. (“SOP 97-2”)”.

Our Lenovo-AsiaInfo IT security products are accounted for under SOP 97-2 because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo IT security products are sold bundled with PCS services over a term of one, two or three years. Before January 1, 2008, we recognized total arrangement fees for the IT security products as revenue upon delivery assuming all other revenue recognition criteria are met regardless of whether the PCS terms were one two or three years because (a) PCS primarily includes telephone and online support, (b) PCS services are substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services have historically been insignificant and are expected to be insignificant in the future, and (d) PCS does not include upgrades or enhancements. PCS services provided beyond the first year of the service term have historically been negligible. We accrue the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo IT security software products.

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

On January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The total amount of unrecognized tax benefits as of the date of adopting FIN 48 was $685,000. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Goodwill. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests for each reporting unit in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2007 and no impairment losses were recognized.

Consolidated Results of Operations

Revenues. Gross revenues were $ 35.0 million for the three-month period ended March 31, 2008, 16% higher than the year ago period and a 14% decrease sequentially. The year-over-year increase in gross revenues was largely the result of increases in software products and solutions revenues described below. The sequential decrease was mainly due to the seasonality of our business, which has historically recorded lower revenue early in the year.

Software products and solutions revenue was $27.1 million for the three-month period ended March 31, 2008, representing an increases of 38% over the comparable period in 2007 and an 11% sequential decrease. The year-over-year increase in software products and solutions revenue was due to the continuous growth in both our telecommunications software business and our IT security business. During the first quarter, we deployed software solutions for telecommunications customers in areas including billing, customer relationship management, business intelligence, and service application solutions. First quarter telecom software products and solutions revenue rose 40% year-over-year and 3% sequentially as telecom customers upgraded and expanded their business and operation support systems and invested in more sophisticated technologies. First quarter software products and solutions revenue from our IT security business accounted for $2.7 million, representing a 29% year-over-year increase and a 60% sequential decrease. The high sequential decrease was mainly due to seasonality.

Service revenue was $3.3 million in the three-month period ended March 31, 2008, representing a decrease of 6% against the comparable period in 2007. The slight decrease in service revenue was primarily due to lower system integration service revenue in the first quarter of 2008.

Third-party hardware revenue for the three-month period ended March 31, 2008 was $4.5 million, a 34% decrease over the comparable period in 2007 and a 25% decrease sequentially. Third-party hardware revenue has been generally decreasing in the past several years as we have increasingly focused on our higher-margin software product and solutions business; however, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed approximately 8% to our gross revenues in the three-month period ended March 31, 2008, including a 10% contribution to software products and solutions revenue and a 1% contribution to service revenue. Lenovo-AsiaInfo contributed 7% to our gross revenue in the year-ago period and 18% in the preceding quarter.

During the first quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for approximately 92% of our total revenue.

Cost of revenues. Our cost of revenues was $17.2 million in the three-month period ended March 31, 2008, a slight decrease compared to the three-month period ended March 31, 2007. Cost of revenue decreased 19% compared to the previous quarter. The year-over-year decrease in cost of revenues was lower than our year-over-year increase in revenue, reflecting lower third-party hardware costs and improved cost control measures in our Lenovo-AsiaInfo business division. The sequential decrease in cost of revenues was primarily due to the decrease in third-party hardware.

Gross profit. Our gross profit margin increased significantly from 43% in the same period last year to 51% in the three- month period ended March 31, 2008. Sequentially, our gross profit margin increased from 48% to 51%. The improvement in gross margin reflects execution of our long-term strategy to focus on higher-margin software solutions, as well as improving operating results at our Lenovo-AsiaInfo division.

Operating expenses. Our operating expenses in the first quarter of 2008 were $15.2 million, representing an increase of 25% over the comparable period in 2007 and a 4% sequential increase. The increases were due to increased sales and marketing, research and development, and general and administrative expenses discussed below.

Sales and marketing expenses were $7.9 million for the first quarter of 2008, representing an increase of 30% over the comparable period in 2007 and a slight 1% sequential increase. The increase was partly due to higher sales commissions as a result of higher contract backlog and partly due to our greater marketing efforts, which are intended to expand our market share and help us take advantage of new market opportunities.

General and administrative expenses were $2.6 million for the first quarter of 2008, representing an increase of 34% over the comparable period in 2007 and a 39% sequential decrease. The increases in general and administrative expenses were primarily due to the recovery of bad debt expense in the comparable period of 2007 and the pervious quarter.

Research and development expenses were $4.7 million for the first quarter of 2008, representing an increase of 14% over the comparable period in 2007 and a 4% sequential decrease. The year-over-year increase was in line with our strategy of continuing to invest in our research and development capabilities and position our company for future market opportunities.

Total other income. Total other income, including interest income, dividend income, gain from sales of investments, and other income in the first quarter of 2008 was $2.3 million, representing an increase of 55% over the comparable period in 2007 and a 54% sequential increase. The increases were primarily due to a higher gain from sales of a short-term investment during the first quarter of 2008.

Income from continuing operations. Income from continuing operations was $4.3 million for the first quarter of 2008, representing a decrease of 14% compared to the comparable period in 2007. Operating income from continuing operations in the first quarter of 2007 included a one-time gain on the settlement of an escrow arrangement with Lenovo of $2.7 million, as discussed in Note 10 to our Consolidated Financial Statements included in this report. Excluding this impact, income from continuing operations would have been $2.2 million for the first quarter of 2007. Operating income from continuing operations in the pervious quarter was $6.6 million. Sequentially, the decrease was due to seasonally lower sales in the first quarter of the year.

Income from discontinued operations. Income from discontinued operations was $1 million for the first quarter of 2008, representing a decrease of 32% over the comparable period in 2007 and a 47% sequential decrease.

Net income. Net income for the first quarter of 2008 was $5.3 million, or $0.12 per basic share, compared to $6.4 million, or $0.15 per basic share, for the year-ago period, and $8.5 million, or $0.19 per basic share, for the previous quarter.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other financing requirements through private placements of equity securities, our initial public offering in 2000 and, to a limited extent, bank loans.

Our net cash generated from operating activities for the three-month period ended March 31, 2008 was $0.5 million. This was primarily attributable to our net income of $5.3 million, adjusted by a net non-cash related expenses of $0.5 million, gain on sale of discontinued operations of $1.5 and a net increase in the components of our working capital of $3.8 million.

Our accounts receivable balance as of March 31, 2008 was $54.1 million, consisting of $30.4 million in billed receivables and $23.7 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding as of March 31, 2008 were 128 days, as compared to last quarter’s 108 days.

Our inventory position at the end of the first quarter of 2008 was approximately $10.7 million, as compared to $8.0 million as of December 31, 2007.

Our net cash generated from investing activities for the three-month period ended March 31, 2008 was $4.4 million. This was primarily due to a decrease in restricted cash of $2.6 million and proceeds from sales of available for sales securities, which was partially offset by the purchase of short-term investments of $3.1 million.

Our net cash used in financing activities for the three-month period ended March 31, 2008 was $0.9 million. This was primarily due to repurchases of our common stock of $1.7 million, which was offset by proceeds generated from the exercise of stock options of $0.8 million.

As of March 31, 2008, we had total short-term credit facilities of $34.2 million for working capital purposes, expiring by December 2009, which were secured by bank deposits of $11.2 million. As of March 31, 2008, unused short-term credit facilities were $28.0 million and used facilities totaled $6.2 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $2.3 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2008. Bank deposits pledged as security for these credit facilities totaled $13.5 million as of March 31, 2008 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had short-term credit facilities for working capital purposes totaling $34.2 million, expiring by December 2009, of which $28.0 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $6.2 million.

Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007 or fiscal years beginning after November 15, 2008 for certain non-financial assets and liabilities, and interim periods within those fiscal years. We do not expect that the adoption of SFAS 157 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are in the process of assessing the potential impact the adoption of SFAS 141R may have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of assessing the potential impact the adoption of SFAS160 may have on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet begun the process of assessing the potential impact the adoption of SFAS 161 may have on our consolidated financial position or results of operations.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2008. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of March 31, 2008, the rate of exchange quoted by the Federal Reserve Bank of New York was US$1.00 = RMB7.012. If the exchange rate were to increase by 10% to US$1.00 = RMB7.7132, our net assets would potentially decrease by $13.8 million. If the exchange rate were to decrease by10% to US$1.00 = RMB6.3108, our net assets would potentially increase by $16.8 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2008.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussions under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 14, 2008, as amended. During the fiscal quarter ended March 31, 2008, we did not have any other material legal proceedings brought against us. In addition, no material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

The IT security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, has conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Lenovo to resolve certain claims arising out of the acquisition. The Settlement Agreement provides for the mutual release of certain claims that we or Lenovo may have had against each other relating to the acquisition.

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

PRC laws and regulations currently prohibit foreign-invested companies from engaging in systems integration businesses involving state secrets, which is part of the IT services business we acquired from Lenovo in 2004. PRC laws and regulations also restrict certain foreign invested companies from participating in the VATS business. Substantial uncertainties exist with respect to our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS, due to uncertainties regarding the interpretation and application of current and future PRC laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, also referred to as “restricted businesses.”

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security Technologies (Beijing), Inc. (“Lenovo Security”), Lenovo Computer System and Technology Services Limited (“Lenovo Computer”), which is owned by certain subsidiaries of Lenovo and has been operating the IT security solutions business for more than four years, continues to perform certain previously executed contracts. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Computer or in Lenovo Security, but instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements between Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. Further information on these arrangements is set forth under the heading “Certain Relationships and Related Transactions” in the definitive proxy statement for our 2008 annual meeting of stockholders, filed with the SEC on March 17, 2008.

At the closing of our acquisition of Lenovo’s IT services business, our Chinese legal counsel who represented us in the transaction, T&C Law Office, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, each delivered legal opinions to the effect that our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among us, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, are in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese counsel. If the PRC government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with the prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

In September of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are PRC citizens, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel who represented us in the transaction, T&C Law Firm, delivered at the time Star VATS was established, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the PRC government finds that our contractual arrangements with Star VATS do not comply with the restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by our Chinese legal counsel who represented us in the transaction that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under current PRC laws, these arrangements may not be as effective as direct ownership of these affiliated entities would be. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

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

On October 21, 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a new regulatory framework for acquisitions of PRC businesses involving offshore companies. Under Circular 75, if an acquisition of a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of the SAFE notice, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies through issuances of our shares of common stock to individuals who may be deemed to be PRC residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or RMB. As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in approximately 15% appreciation of the RMB against the U.S. dollar. The PRC government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the RMB against the U.S. dollar.

Certain of our revenues and expenses relating to hardware sales are denominated in U.S. dollars, and substantially all our revenues and expenses relating to the software and services component of our business are denominated in RMB. The value of our shares may be affected by the foreign exchange rate between the U.S. dollar and the RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

AsiaInfo Holdings, Inc., our ultimate holding company, uses U.S. dollars as its reporting and functional currency. The financial records of our PRC subsidiaries are maintained in RMB, their functional currency and the currency of the PRC. Their balance sheets are translated into U. S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $7.0 million, $2.6 million and $2.2 million in other comprehensive income (loss) in 2007, 2006 and 2005, respectively.

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

We currently have authorized the size of our Board to be not less than three or more than ten directors. The terms of the office of the eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2011. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

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

Since we are a Delaware Corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

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

Section 404 of the Act requires our management and our independent registered public accounting firm to assess our internal controls over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we will incur recurring costs and expend management time and other resources necessary to comply with Section 404 and other requirements of the Act.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries.

Our subsidiaries and VIEs in China are subject to PRC taxation. Historically, as foreign invested enterprises, or FIEs, those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. On January 1, 2008, the EIT Law took effect and has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the new tax law applies to enterprises established outside of China with “management and control” located in China. Although “management and control” is not clearly defined, because substantially all of our management are currently located in China, we may be considered a PRC resident enterprise and therefore may be subject to the PRC enterprise income tax at the rate of 25% on our worldwide income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises under the EIT Law, but certain of our subsidiaries and VIEs will likely become subject to enterprise income tax at 25% as no preferential tax treatment would be applicable. This change in the PRC tax laws may increase our total tax expenses and adversely affect our results of operations. For more information, please see the discussion under the heading “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation” in part I of this report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2007, our Board authorized a stock repurchase program pursuant to which we were entitled, from time to time during a four-month period, to purchase up to 3,000,000 shares of our common stock. As of December 31, 2007, we had repurchased 244,300 shares at a cost of $1,953,000. The transactions occurred in the open market and are in accordance with applicable regulations of the SEC. All shares of common stock repurchased by us under this stock repurchase program became part of our treasury stock. On February 27, 2008, our Board authorized an extension to this stock repurchase program, which will now expire on July 10, 2008. Under the extended program, we may, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions, of 2,755,700 additional shares of common stock. Any common stock repurchased by us will become part of our treasury stock and may be retired or used by us to finance or execute acquisitions or other arrangements. During the three months ended March 31, 2008, we repurchased 166,400 shares of our company’s common stock at a total cost of $1,664,000 pursuant to the extension of this repurchase program.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2008—January 31, 2008	—	$—	—	2,755,700
February1, 2008—February 29, 2008	—	$—	—	2,755,700
March 1, 2008—March 31, 2008	166,400	$9.9781	166,400	2,589,300

Total	166,400	$9.9781	166,400	2,589,300

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Stockholders

We held our Annual Meeting of Shareholders on April 22, 2008. For more information on the following proposals, please refer to our definitive proxy statement dated March 17, 2008, the relevant portions of which are incorporated herein by reference.

(1)	Our shareholders elected each of the three nominees to our Board of Directors for a three-year term:

DIRECTOR	FOR	WITHHELD
Edward Tian	27,924,538	12,139,781
Davin A Mackenzie	39,314,548	749,771
Anders Cheung	39,617,689	446,630

(2)	Our shareholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditor:

For	39,992,550
Against	59,992
Abstain	11,848

Total	40,064,390

(3)	Our shareholders approved our 2008 Stock Incentive Plan, as amended:

For	29,975,625
Against	4,029,955
Abstain	28,534

Total	34,034,114

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 8, 2008	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated September 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (15)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006 (English Translation)

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.32 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.33 (13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34 (13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.38 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39	Employment Contract between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) (filed herewith) *

10.40	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) (filed herewith)*

10.41 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) *

10.42 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) *

10.43 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.45 (14)	Strategic Investors’ Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited.

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No. 333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 30, 2006.
(15)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2008, as amended.