Form 10-Q
period 2008-06-30
ASIAINFO HOLDINGS INC
filed 2008-08-06
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company .. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of August 5, 2008 was 46,159,480.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software products and solutions	$30,013	$22,406	$57,152	$42,006
Service	4,209	4,011	7,550	7,580
Third-party hardware	7,836	3,153	12,362	10,039

Total revenues	42,058	29,570	77,064	59,625

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of $nil and $nil, amortization of other acquired intangible assets of $152 and $163 for the three months ended June 30, 2008 and 2007, respectively; cost of purchases from related parties of $nil and $1, amortization of other acquired intangible assets of $300 and $358 for the six months ended June 30, 2008 and 2007, respectively)	13,660	10,116	24,816	19,089
Service	1,704	1,980	3,418	3,676
Third-party hardware (including cost of purchases from related parties of $nil and $583 for the three months ended June 30, 2008 and 2007, respectively; including cost of purchases from related parties of $nil and $583 for the six months ended June 30, 2008 and 2007, respectively)	7,644	2,995	11,940	9,537

Total cost of revenues	23,008	15,091	40,174	32,302

Gross profit	19,050	14,479	36,890	27,323

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $16 and $18 , amortization of other acquired intangible assets of $246 and $360 for the three months ended June 30, 2008 and 2007, respectively; sales and marketing expenses incurred from transactions with related parties of $35 and $43, amortization of acquired intangible assets of $545 and $717 for the six months ended June 30, 2008 and 2007, respectively)	8,212	6,653	16,107	12,723
General and administrative	2,248	2,470	4,857	4,418
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $1 for the three months ended June 30, 2008 and 2007, respectively; research and development expenses incurred from transactions with related parties of $2 and $2 for the six months ended June 30, 2008 and 2007, respectively)	5,029	4,161	9,687	8,247

Total operating expenses	15,489	13,284	30,651	25,388

Gain on settlement of escrow	—	—	—	2,734

Income from operations	3,561	1,195	6,239	4,669

Other income
Interest income	1,067	1,156	2,282	2,278
Dividend	84	93	303	528
Gain from sales of short-term investments	2,359	556	3,533	581
Other (expenses) income, net	(256)	52	(530)	(20)

Total other income, net	3,254	1,857	5,588	3,367

Income before provisions for income taxes and discontinued operations	6,815	3,052	11,827	8,036
Provisions for income taxes	1,594	554	2,327	587

Income from continuing operations	5,221	2,498	9,500	7,449

Income from discontinued operations, net of taxes	—	—	980	1,445

Net income	5,221	2,498	10,480	8,894

Income from continuing operations per share:

Basic	$0.12	$0.06	$0.21	$0.17

Diluted	$0.11	$0.06	$0.20	$0.17

Income from discontinued operations per share:

Basic	$—	$—	$0.02	$0.04

Diluted	$—	$—	$0.02	$0.03

Net income per share

Basic	$0.12	$0.06	$0.23	$0.21

Diluted	$0.11	$0.06	$0.22	$0.20

Weighted average shares used in computation:

Basic	45,094,860	43,231,164	44,944,271	43,191,216

Diluted	47,044,412	45,050,920	46,715,304	44,869,741

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007(1)
ASSETS
Current Assets:
Cash and cash equivalents	$163,276	$148,834
Restricted cash	17,202	16,026
Short-term investments—available for sale securities	37,313	48,194
Short-term investments—held to maturity securities	—	1,541
Accounts receivable (net of allowances of $2,590 and $2,427 as of June 30, 2008 and December 31, 2007, respectively)	46,219	45,233
Inventories	11,801	8,023
Other receivables (including other receivables of $232 and $214 due from related parties as of June 30, 2008 and December 31, 2007, respectively)	3,888	3,426
Income tax receivable	342	—
Deferred income tax assets – current	2,224	1,693
Prepaid expenses and other current assets	6,717	6,526

Total current assets	288,982	279,496

Long-term investment	2,035	1,911
Property and equipment, net	2,498	2,344
Other acquired intangible assets, net	3,740	3,979
Deferred income tax assets, noncurrent	1,032	1,032
Goodwill	20,698	19,707

Total Assets	$318,985	$308,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,346	$23,095
Accrued expenses	12,884	12,671
Deferred revenue (including deferred revenue of $386 and $437 from related parties as of June 30, 2008 and December 31, 2007, respectively)	35,802	29,093
Accrued employee benefits	16,284	20,724
Other payables (including other payables of $779 and $732 due to related parties as of June 30, 2008 and December 31, 2007, respectively)	5,136	5,651
Income taxes payable	—	2,310
Other taxes payable	4,668	4,218
Deferred income tax liabilities	—	1,976

Total current liabilities	99,120	99,738

Unrecognized tax benefits	1,271	834
Other long term liabilities	114	109

Total liabilities	100,505	100,681

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,109,970 shares and 45,026,203 shares issued as of June 30, 2008 and December 31, 2007, respectively; 45,699,270 shares and 44,781,903 shares outstanding as of June 30, 2008 and December 31, 2007, respectively)	461	450
Additional paid-in capital	212,598	207,865
Treasury stock, at cost (410,700 shares and 244,300 shares as of June 30, 2008 and December 31, 2007, respectively)	(3,617)	(1,953)
Statutory reserve	14,820	13,874
Accumulated deficit	(21,484)	(31,018)
Accumulated other comprehensive income	15,702	18,570

Total stockholders’ equity	218,480	207,788

Total Liabilities and Stockholders’ Equity	$318,985	$308,469

(1)	December 31, 2007 balances were extracted from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,480	$8,894
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	589	410
Stock-based compensation expense	1,340	1,851
Amortization of other acquired intangible assets	845	1,075
Loss on disposal of property and equipment	32	2
Gain from sale of available for sale securities and trading securities	(3,533)	(581)
Gain on settlement of escrow	—	(2,734)
Provision (reversal of provision) for bad debt	188	(182)
Provision (reversal of provision) for inventory	40	(146)
Gain on sale of discontinued operations, net of taxes	(1,515)	(1,536)
Proceeds from sales of trading securities	121	171
Purchase of trading securities	(76)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(1,174)	(4,561)
Inventories	(3,817)	762
Other receivables	(174)	1,391
Deferred income taxes	(624)	—
Prepaid expenses and other current assets	(144)	(488)
Accounts payable	1,251	(5,452)
Accrued expenses	214	(54)
Deferred revenue	6,709	(5,735)
Accrued employee benefits	(4,440)	(4,759)
Other payables	(119)	661
Other taxes payable	450	(303)
Income taxes payable	(2,210)	(381)

Net cash provided by (used in) operating activities	4,433	(11,800)

Cash flows from investing activities:
Increase in restricted cash	(1,176)	(412)
Purchases of available for sale securities	(3,068)	(23,690)
Proceeds from sales of available for sale securities	7,320	14,588
Purchases of held to maturity securities	—	(1,541)
Proceeds from maturity of held to maturity securities	1,541	—
Purchases of property and equipment	(531)	(273)
Proceeds from disposal of property and equipment	7	3
Purchase of business, net of cash acquired	(1,502)	(706)
Proceeds from disposal of discontinued operations	1,515	1,477

Net cash provided by (used in) investing activities	4,106	(10,554)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,115	4,130
Repurchase of common stock	(1,664)	—

Net cash provided by financing activities	1,451	4,130

Effect of exchange rate changes on cash and cash equivalents	4,452	1,317

Net increase (decrease) in cash and cash equivalents	14,442	(16,907)
Cash and cash equivalents at beginning of period	148,834	104,575
Cash and cash equivalents at end of period	$163,276	$87,668

Supplemental cash flow information: Income taxes paid	$3,375	$975

Supplemental disclosure of non-cash financing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Lenovo Group Limited to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement Agreement, 648,769 shares of the Company’s common stock, valued at $3,632, which had been held in escrow since the closing of the acquisition of Lenovo’s information technology services business in October 2004, were returned to the Company. See Note 10 to the Condensed Consolidated Financial Statements for further discussion on this activity.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of June 30, 2008, final amounts may differ from these estimates.

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

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $2,908 and $2,775 for the six months ended June 30, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value measurements”(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements. Instead, it offers guidance on how to measure fair value by providing a fair value hierarchy which may be used to classify the sources of information. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. These FSPs (1) defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), (2) exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157, and (3) include several specific examples of items eligible or not eligible for the one-year deferral. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157. FSP FAS 157-2 defers the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company is in the process of assessing the potential impact the adoption of SFAS 157 may have on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No.159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company does not expect the adoption of SFAS 159 to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R (“SFAS 141R”), “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is in the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No.160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No.161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities” to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008, with early application encouraged. The Company is in the process of assessing the potential impact the adoption of SFAS 161 may have on its consolidated financial position or results of operations.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds and stock funds issued by major financial institutions. Available-for-sale investments are carried at fair value and unrealized holding gains or losses resulting from changes in value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of June 30, 2008 and December 31, 2007, all short-term investments, except corporate stocks, of the Company had maturities of less than one year.

The following table provides additional information concerning the Company’s available-for-sale securities:

	June 30, 2008				December 31, 2007
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$22,547	$801	$—	$23,348	$20,964	$1,109	$—	$22,073
Balanced funds	—	—	—	—	3,562	5,199	—	8,761
Stock funds	15,362	1,488	(2,958)	13,892	11,687	5,471	—	17,158
Corporate stocks	73	—	—	73	202	—	—	202

Total	$37,982	$2,289	$(2,958)	$37,313	$36,415	$11,779	$—	$48,194

As of June 30, 2008, no held-to-maturity securities and trading securities were held. As of December 31, 2007, held-to-maturity securities consisted of corporate bonds that have amortized costs totaling $1,541 and fair value of $1,540 and no trading securities were held.

The Company realized total gains of $2,409 (proceeds from sale of trading securities of $45 with an aggregate cost of $24, and proceeds from sale of available-for-sale securities of $4,993 with an aggregate historical cost of $2,605) and $3,583 (proceeds from sale of trading securities of $121 with an aggregate cost of $76, and proceeds from sale of available-for-sale securities of $7,320 with an aggregate historical cost of $3,782), respectively, during the three-month and six-month periods ended June 30, 2008. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

The Company reported $50 and $nil impairment losses for its short-term investments for the periods ended June 30, 2008 and 2007, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable balances included both billed and unbilled amounts at June 30, 2008 and December 31, 2007. Revenue recognized in excess of billings is recorded as unbilled receivables, and amounted to $25,056 at June 30, 2008 and $21,988 at December 31, 2007, net of allowances. At June 30, 2008 and December 31, 2007, the balances of billed accounts receivable net of allowances were $21,163 and $23,245, respectively. All billed and unbilled amounts are expected to be collected within one year.

Accounts receivable balances included bank acceptance drafts of $nil and $334, and commercial acceptance drafts of $870 and $2,160 as of June 30, 2008 and December 31, 2007, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

5. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under the AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under the Lenovo-AsiaInfo segment is computed using standard cost method, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using specific identification method. The components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$581	$1,138
Finished goods	11,721	7,335
Less: Inventory allowance	(501)	(450)

Total inventories	$11,801	$8,023

6. GOODWILL

The changes in the carrying amount of goodwill during the six months ended June 30, 2008 were as follows:

	June 30, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$17,740	$1,967	$19,707
Acquisitions of businesses	—	558	558
Foreign exchange difference due to translation	421	12	433

Ending balance	$18,161	$2,537	$20,698

7. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	June 30, 2008				December 31, 2007
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$2,331	$(2,039)	$—	$292	$2,331	$(1,943)	$—	$388
Trade name	341	(264)	—	77	341	(249)	—	92
Contract backlog	2,451	(2,461)	10	—	2,451	(2,364)	8	95
Customer list	131	(76)	13	68	131	(61)	8	78
Customer relationship	2,593	(978)	272	1,887	2,519	(695)	150	1,974
Distribution network	870	(758)	—	112	870	(657)	—	213
Software	1,758	(970)	150	938	1,679	(764)	89	1,004
Non-compete agreement	436	(91)	21	366	186	(59)	8	135

	$10,911	$(7,637)	$466	$3,740	$10,508	$(6,792)	$263	$3,979

The future amortization expense for the net carrying amount of intangible assets with definite lives as of June 30, 2008 is expected to be as follows:

The remainder of 2008	$742
2009	1,215
2010	1,017
2011	477
2012	289

$3,740

8. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Net income	$5,221	$2,498	$10,480	$8,894
Unrealized (loss) gain on available-for-sale investments—net of tax effect	(3,701)	2,360	(10,183)	3,480
Change in cumulative foreign currency translation adjustment	2,652	1,429	7,315	2,226

Comprehensive income	$4,172	$6,287	$7,612	$14,600

9. CREDIT FACILITIES

As of June 30, 2008, the Company had total short-term credit facilities for working capital purposes totaling $34,579 expiring in December 2009. The credit facilities were secured by bank deposits of $11,219 as of June 30, 2008. Credit facilities of $9,782 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of June 30, 2008, unused short-term credit facilities were $24,797. In addition, the Company had standby letters of credit and bank acceptance drafts as of June 30, 2008, which were collateralized by bank deposits of $5,978. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $17,197 as of June 30, 2008 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2007, the Company had total short-term credit facilities totaling $41,904, which expired in March 2008 and were secured by bank deposits of $14,335.

10. GAIN ON SETTLEMENT OF ESCROW

On July 27, 2004, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Lenovo Group Limited and its affiliates (collectively, “Lenovo”) to acquire Lenovo’s non-telecommunications Information Technology (“IT”) service business. Pursuant to the Acquisition Agreement, AsiaInfo acquired the assets comprising Lenovo’s non-telecommunications related IT services business on October 1, 2004. The acquisition included the business now comprising the Company’s Lenovo-AsiaInfo reportable segment.

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy Lenovo’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005, the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow”), and the other representing 1,081,281 shares), to the Escrow Agent.

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

On March 26, 2007, the Company’s Board of Directors (the “Board”) authorized the retirement of the 648,769 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares of the Company and are presented as a reduction of outstanding shares in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss).

The returned escrow shares were accounted at the historical value of $3,632 as determined at the date shares were issued to the Escrow Agent. Part of this amount off-sets the released claims of $898 against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as gain on settlement of escrow.

11. DISCONTINUED OPERATIONS

In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (FIS), which is grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,581 (RMB25,430) which was structured as follows: (1) $1,653 (RMB11,740) was received from Fidelity upon closing; (2) $413 (RMB2,934) escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $1,515 (RMB10,756) was to be paid subject to adjustment based upon an earn-out calculation and certain other contingencies.

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sales of discontinued operations. Certain cost which was related to the contingent payment amounting to $209 (RMB1,483) was accrued accordingly.

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operation. Results of FIS discontinued operation are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue from discontinued operations	$—	$—	$—	$167

Loss from operations of discontinued operations	—	—	—	(91)
Gain on sales of discontinued operations	—	—	1,306	1,536
Provision for income taxes	—	—	(326)	—

Gain on discontinued operations	$—	$—	$980	$1,445

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $8,336 and $3,627 and commercial acceptances payable of $267 and $550 as of June 30, 2008 and December 31, 2007 respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

13. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2008	2007
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(27)	(30)
Change in valuation allowance	1	(4)
Subpart F income inclusion	2	7
Stock-based compensation	2	6
Nontaxable income on settlement of escrow	—	(5)
Qualified Electing Fund income	7	—
Other permanent differences	—	(2)

	20%	7%

During the six months ended June 30, 2008, the Company recorded a tax benefit of $557 due to a reduction in the statutory tax rate for AsiaInfo Technologies (China), Inc.(“AIBJ”) for tax year 2007 as a result of AIBJ qualifying as a “Key Software Enterprise” for tax year 2007.

The Company’s uncertain tax positions are related to inter-company transactions for which it might have under/over charged the related parties for services. The Company is also exposed to certain jurisdictions for carrying on a trade or business in which it has not been so authorized. Aggregate undistributed earnings of the Company’s subsidiaries and its VIEs located in the PRC that are available for distribution to the Company of approximately $39,162 as of June 30, 2008 are considered to be indefinitely reinvested under APB opinion No. 23, Accounting for Income Taxes-Special Areas. Accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those earnings to the Company. The Chinese tax authorities have also clarified that distributions made out of pre-January 1, 2008 retained earnings will not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the first and second quarters were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2007 are remaining open in various taxing jurisdictions.

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2008	3,968,020	$8.83
Granted	—	—
Forfeited	(3,546)	5.00
Exercised	(131,298)	6.22

Outstanding, March 31, 2008	3,833,176	8.92

Granted	—	—
Forfeited	(16,887)	17.19
Exercised	(362,460)	7.14

Outstanding, June 30, 2008	3,453,829	9.06	$14,978,801

Vested and expected to vest, June 30, 2008	3,453,829	9.06	$14,978,801
Exercisable, June 30, 2008	3,452,579	9.06	$14,969,164

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.82 of the Company’s common stock on the last trading day on June 30, 2008.

Total intrinsic value of options exercised for each of the three months ended June 30, 2008 and 2007 was $2,274 and $983, respectively.

As of June 30, 2008, there was $3 unrecognized share-based compensation cost relating to share options. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.17 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

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

A restricted stock unit (RSU) is an agreement to issue stock at the time when the award vests. These units are vested on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. RSUs as of June 30, 2008 and changes during the three months ended June 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2008	257,074	$4.29
Granted	—	—
Vested	—	—
Forfeited	(4,950)	4.05

Restricted stock units unvested at March 31, 2008	252,124	4.29

Granted	—	—
Vested	(2,800)	5.91
Forfeited	(1,500)	4.05

Restricted stock units unvested at June 30, 2008	247,824	4.28

Total intrinsic value of RSUs exercised for each of the three months ended June 30, 2008 and 2007 was $37 and $13, respectively.

As of June 30, 2008, there was $732 unrecognized share-based compensation cost related to RSUs. That deferred cost is expected to be recognized over a weighted-average vesting period of 0.96 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan- performance-based restricted share units (PSUs)

In November 2006, the Compensation Committee of the Board approved another stock unit awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (PSUs) and 1,995,000 PSUs were granted in November 2006. Unlike the previous RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock.

Performance based PSUs as of June 30, 2008 and changes during the three months ended June 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2008	1,099,340	$5.05
Granted	—	—
Vested	—	—
Forfeited	(20,900)	4.99

Performance-based restricted stock units unvested at March 31, 2008	1,078,440	5.06

Granted	—	—
Vested	(439,529)	5.06
Forfeited	(5,500)	4.99

Performance-based restricted stock units unvested at June 30, 2008	633,411	5.05

Market based PSUs as of June 30, 2008 and changes during the three months ended June 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Market-based restricted stock units unvested at January 1, 2008	549,930	$2.42
Granted	—	—
Vested	(146,180)	3.03
Forfeited	(10,450)	2.42

Market-based restricted stock units unvested at March 31, 2008	393,300	2.19

Granted	—	—
Vested	(1,500)	8.96
Forfeited	(2,000)	2.19

Market-based restricted stock units unvested at June 30, 2008	389,800	2.17

Total intrinsic value of PSUs exercised for the three months ended June 30, 2008 and 2007 was $5,218 and $1,959, respectively.

As of June 30, 2008, there was $1,231 unrecognized share-based compensation cost related to PSUs. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.77 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

2008 Stock Incentive Plan

Under the Company’s 2008 Stock Incentive Plan (the “2008 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 2,000,000 shares plus (b) any authorized shares of Common Stock that, as of February 25, 2008, were available for issuance under the Company’s 2008 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms.

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three-month and six-month periods ended June 30, 2008 and 2007, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$123	$175	$277	$367
Sales and marketing	240	335	482	665
General and administrative	180	251	352	504
Research and development	107	151	229	315

Total stock-based compensation expense	$650	$912	$1,340	$1,851

15. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Net income (numerator)—basic and diluted
Income from continuing operations	$5,221	$2,498	$9,500	$7,449
Income from discontinued operations, net of taxes	—	—	980	1,445

Net income	$5,221	$2,498	$10,480	$8,894

Shares (denominator)
Weighted average common stock outstanding
Basic	45,094,860	43,231,164	44,944,271	43,191,216
Dilutive effect of stock-based compensation	1,949,552	1,819,756	1,771,033	1,678,525

Diluted	47,044,412	45,050,920	46,715,304	44,869,741

Net income from continuing operations per share
Basic	$0.12	$0.06	$0.21	$0.17

Diluted	$0.11	$0.06	$0.20	$0.17

Net income from discontinued operations, net of tax, per share
Basic	$—	$—	$0.02	$0.04

Diluted	$—	$—	$0.02	$0.03

Net income per share
Basic	$0.12	$0.06	$0.23	$0.21

Diluted	$0.11	$0.06	$0.22	$0.20

As of June 30, 2008 and 2007, the Company had 670,215 and 1,257,251 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on EPS in the future.

16. SEGMENT INFORMATION

Since the acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005 and 2006, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. Each business unit is further organized into three operating segments by product type: (1) software products and solutions, (2) service, and (3) third-party hardware. The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended June 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$25,875	$4,138	$30,013	$19,000	$3,406	$22,406
Service	4,042	167	4,209	3,950	61	4,011
Third-party hardware	6,834	1,002	7,836	2,306	847	3,153

Total revenue:	36,751	5,307	42,058	25,256	4,314	29,570

Cost of revenues:
Software products and solutions	12,230	1,430	13,660	8,861	1,255	10,116
Service	1,636	68	1,704	1,842	138	1,980
Third-party hardware	6,492	1,152	7,644	2,190	805	2,995

Total cost of revenues	20,358	2,650	23,008	12,893	2,198	15,091

Gross Profit	16,393	2,657	19,050	12,363	2,116	14,479

Business unit expenses:
Sales and marketing	5,956	2,256	8,212	4,857	1,796	6,653
General and administrative(1)	101	34	135	343	4	347
Research and development	4,465	564	5,029	3,809	352	4,161

Total business unit expenses	10,522	2,854	13,376	9,009	2,152	11,161

Other operating income	—	—	—	—	—	—

Contribution profit (loss)	$5,871	$(197)	$5,674	$3,354	$(36)	$3,318

	Six Months Ended June 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$50,327	$6,825	$57,152	$36,513	$5,493	$42,006
Service	7,346	204	7,550	7,415	165	7,580
Third-party hardware	11,157	1,205	12,362	9,190	849	10,039

Total revenue:	68,830	8,234	77,064	53,118	6,507	59,625

Cost of revenues:
Software products and solutions	22,511	2,305	24,816	17,117	1,972	19,089
Service	3,310	108	3,418	3,404	272	3,676
Third-party hardware	10,599	1,341	11,940	8,730	807	9,537

Total cost of revenues	36,420	3,754	40,174	29,251	3,051	32,302

Gross Profit	32,410	4,480	36,890	23,867	3,456	27,323

Business unit expenses:
Sales and marketing	11,841	4,266	16,107	9,243	3,480	12,723
General and administrative(1)	678	47	725	252	14	266
Research and development	8,575	1,112	9,687	7,482	765	8,247

Total business unit expenses	21,094	5,425	26,519	16,977	4,259	21,236

Other operating income	—	—	—	—	2,734	2,734

Contribution profit (loss)	$11,316	$(945)	$10,371	$6,890	$1,931	$8,821

	As of June 30, 2008			As of December 31, 2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$261,999	$56,986	$318,985	$251,663	$56,806	$308,469

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2008 balances in AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended June 30, 2008.

(2)

Included in total assets are net accounts receivable of $41,320 and $4,899 for AsiaInfo Technologies and Lenovo-AsiaInfo at June 30, 2008, respectively, and $41,454 and $3,779 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2007, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total contribution profit for reportable segments	$5,674	$3,318	$10,371	$8,821
Corporate general and administrative expenses	(2,113)	(2,123)	(4,132)	(4,152)

Interest income	1,067	1,156	2,282	2,278
Gain from sales of short term investments	2,409	556	3,583	581
Impairment losses on short term investments	(50)	—	(50)	—
Dividend	84	93	303	528

Other income (expense), net	(256)	52	(530)	(20)

Income before provision for income taxes and discontinued operations	$6,815	$3,052	$11,827	$8,036

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of June 30, 2008, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

Edward Tian, a Director and major stockholder of the Company, was, until May 2006, the Vice President of China Network Communications Group Corporation (together with its affiliates, referred to as “China Netcom Group”), and an executive officer of both China Netcom Group Corporation (Hong Kong) Limited (“China Netcom Hong Kong”) and China Netcom (Group) Company Limited (“China Netcom Limited”), each of which is a subsidiary of the China Netcome Group. Effective May 17, 2006, Mr. Tian resigned as the Vice President of China Netcome Group, as well as from his position as an executive officer of China Netcom Hong Kong and China Netcom Limited, but will serve as a non-executive Director as well as the Vice Chairman of the Board of Directors of China Netcom Hong Kong. In the three months ended March 31, 2006, the Company entered into network solutions and software revenue contracts with China Netcom Group with an aggregate contract value of approximately $3,555.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Lenovo		Lenovo
Purchases:
Software products and solutions	$—	$—	$—	$1
Service	—	—	—	—
Third-party hardware	—	583	—	583

Total purchases	—	583	—	584

Operating expenses:

Sales and marketing	16	18	35	43
General and administrative	—	—	—	—
Research and development	1	1	2	2

Total operating expenses	$17	$19	$37	$45

	As of June 30, 2008	As of December 31, 2007
	Lenovo	Lenovo
Balances with related parties:
Other receivables	$232	$214
Deferred revenue	386	437
Other payables	779	732

James Ding, a major stockholder of the Company and Chairman of its Board, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). As of June 30, 2008, the Company had no account receivable from Beijing UITV.

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

Changes in the product warranty accrual for the periods ended June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
Balance at beginning of the period	$595	$681
Current period provision	25	131
Payments	(9)	(32)
Expired warranty	(118)	(220)
Foreign exchange difference	30	35

Balance at end of the period	$523	$595

Litigation – On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, have all been transferred to a single federal district judge for purposes of case management.

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

In addition to the above case, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by the underwriters of the Company’s IPO in March 2000 and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the Company’s lead underwriters during the IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the IPO on March 3, 2000 through no earlier than March 2, 2001. It further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders was named as defendants in this action, although the Company was named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with some other issuers who are also named as nominal defendants in the action.

While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will not have material effects on the Company’s consolidated financial condition, results of operations or cash flows.

19. STOCK REPURCHASE PROGRAM

From the commencement of the Company’s first stock repurchase program, which was approved by the Company’s Board in the fourth quarter of 2004, through December 31, 2005, the Company had repurchased a total of 5,274,231 shares at a total cost of $27,282 under this program.

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

On February 27, 2008, the Company’s Board authorized an extension to this share repurchase program, which expired on July 10, 2008. Under the extended program, the Company may repurchase up to 2,755,700 shares of its outstanding common stock. As of June 30, 2008, the Company had repurchased an additional 166,400 shares of its common stock at a total cost of $1,664 pursuant to the extension of this repurchase program. All common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements.

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

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third-party hardware revenue. Please refer to Note 16 to the Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solutions package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solutions (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third-party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training services.

Third- party hardware revenue. Third-party hardware revenue consists of hardware sales for equipment procured by us on behalf of our customers from hardware vendors. We procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Reconciliation of Net Revenues (Non-GAAP) to Total Revenues
	Three Months Ended June 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$25,875	$4,138	$30,013	$19,000	$3,406	$22,406

Service revenue	4,042	167	4,209	3,950	61	4,011
Third-party hardware revenue net of hardware costs	342	(150)	192	116	42	158

Total revenues net of hardware costs	30,259	4,155	34,414	23,066	3,509	26,575

Total hardware costs	6,492	1,152	7,644	2,190	805	2,995

Total revenues	$36,751	$5,307	$42,058	$25,256	$4,314	$29,570

	Six Months Ended June 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$50,327	$6,825	$57,152	$36,513	$5,493	$42,006

Service revenue	7,346	204	7,550	7,415	165	7,580
Third-party hardware revenue net of hardware costs	558	(136)	422	460	42	502

Total revenues net of hardware costs	58,231	6,893	65,124	44,388	5,700	50,088

Total hardware costs	10,599	1,341	11,940	8,730	807	9,537

Total revenues	$68,830	$8,234	$77,064	$53,118	$6,507	$59,625

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

Under the EIT law effective from January 1, 2008, the rules for determining whether an entity is a resident in the PRC for tax purposes have changed and the determination of residence depends amongst other things on the “place of actual management”. If we, or our non-PRC subsidiaries, were to be determined to be PRC residents for tax purposes, we would be subject to tax in the PRC on our worldwide income, including the income arising in jurisdictions outside the PRC. We are still evaluating our resident status under the new law and related guidance.

If we were to be non-resident for PRC tax purposes, dividends paid to us out of profits earned by our PRC subsidiaries after January 1, 2008 would be subject to a withholding tax. In the case of dividends paid by our PRC subsidiaries, the withholding tax would be 10% and in the case of dividends paid by our subsidiary 25% or more directly owned by a resident of Hong Kong, the withholding tax would be 5%. Aggregate undistributed earnings of our PRC subsidiaries and VIEs’ that are available for distribution to us of approximately $39.2 million as of June 30, 2008 are considered to be indefinitely reinvested under APB opinion No. 23, Accounting for Income Taxes—Special Areas. Accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those earnings to us. The Chinese tax authorities have also clarified that distributions made out of pre-January 1, 2008 retained earnings will not be subject to the withholding tax.

Pursuant to the implementation rules to the EIT law issued in December 2007 and several subsequent transition rules, certain of our subsidiaries and VIEs in China may continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises. On July 11, 2008, the Chinese government authorities just announced detailed regulations on the applicable requirements and procedures to apply for preferential tax treatment as a High and New Technology Enterprise (“HNTE”) such as those that have been enjoyed by certain of our PRC subsidiaries and VIEs through 2007. We are currently evaluating the implications of such regulations and may apply for the HNTE status based on such regulations. As a result, until confirmation is received from the Chinese tax authorities that such preferential tax treatments will be allowed to continue for the relevant terms, some of our Chinese subsidiaries will become subject to a normal 25% rate, with a few exceptions where certain of our PRC subsidiaries and VIEs are still eligible for lower rates under the transition rules. Our deferred tax asset will increase $783 if all of our PRC subsidiaries and VIEs are subject to a 25% tax rate. The unified tax laws should not affect any preferential tax treatment granted to FIEs in previous years. Please refer to Note 13 to our Consolidated Financial Statements for details of the preferential tax treatment for these subsidiaries.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value-added tax is included in our software revenue. The rebate totaled $2.9million and $2.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues and the revenues are presented net of business tax incurred. Business taxes deducted from revenues during the six–month periods ended June 30, 2008 and 2007 were $1.9 million and $1.1 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi (“RMB”). The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended June 30, 2008.

Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York as of June 30, 2008 the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.8591.

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

On January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” Interest and penalties on income taxes are classified as a component of the provisions for income taxes.

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

Consolidated Results of Operations

Revenues. Gross revenues were $ 42.1 million for the three-month period ended June 30, 2008, 42.2% higher than the year ago period and a 20.1% increase sequentially. Gross revenues were $77.1 million for the six-month period ended June 30, 2008, representing an increase of 29.2% over the comparable period in 2007. The overall year-over-year increases in gross revenue were mainly the result of increases in the software products and solutions revenues and services revenues described below.

Software products and solutions revenue was $30.0 million and $57.2 million, respectively, for the three-month and six-month periods ended June 30, 2008, representing an increase of 34.0% and 36.1% over the comparable period in 2007 and a 10.6% sequential increase. The overall year-over-year increases in software products and solutions revenue were mainly due to growth in both our telecommunications software business and our IT security business. Second quarter telecommunications software products and solutions revenue rose 36.2% year-over-year and 5.8% sequentially, which is due to strong market demand for our industry-leading telecommunications software solutions, as more Chinese telecommunications carriers are turning to these software solutions in order to differentiate their service offerings as a result of increasing market competition. Second quarter software products and solutions revenue from our IT security business accounted for $4.1 million, representing a 21.5% year-over-year increase and a 54.0%

sequential increase. The year-over-year growth is attributable to the continuous improvement of our IT security business division. The significant sequential improvement was mainly due to the seasonality of our IT security business, which has historically recorded lower revenue in the first quarter of the year, due to the long Chinese New Year holiday.

Service revenue was $4.2 million in the three-month period ended June 30, 2008, representing an increase of 4.9% against the comparable period in 2007 and a 26.0% sequential increase. Service revenue was $7.6 million in the six-month period ended June 30, 2008, which is flat, compared to the same periods in 2007. The sequential increase was primarily due to lower integration service revenue in the first quarter, which is a seasonally slow quarter.

Third-party hardware revenue for the three-month and six-month periods ended June 30, 2008 was $7.8 million and $12.4 million, a 148.5% and 23.1% increase over the comparable periods in 2007 and a 73.1% increase sequentially. The year-over-year and sequential increases were the result of a higher number of contracts that included bundled third-party hardware in response to customer requests.

Our Lenovo-AsiaInfo division contributed approximately 12.6% to our gross revenues in the three-month period ended June 30, 2008, including a 13.8% contribution to software products and solutions revenue and a 4.0% contribution to service revenue. Lenovo-AsiaInfo contributed 14.6% to our gross revenue in the year-ago period and 8.4% in the preceding quarter.

During the second quarter, sales to our top four customers (China Mobile, China Unicom, China Netcom and China Telecom) accounted for approximately 87.6% of our total revenue.

Cost of revenues. Our cost of revenues was $23 million and $40.2 million in the three-month and six-month periods ended June 30, 2008, representing increases of 52.5% and 24.4%, respectively, over the comparable periods in 2007. Cost of revenue in the second quarter increased 34.0% compared to the three-month period ended March 31, 2008. The year-over-year and sequential increases in cost of revenues were primarily due to the increase in revenue, especially the revenue from third-party hardware in response to customer requests during this quarter.

Gross profit. Our gross profit margin in the second quarter of 2008 was 45.2% compared to 49.0% in the same period in 2007 and 51.0% in the first quarter of 2008. The decrease in gross margin reflects an increase in the percentage of revenue generated from third-party hardware, which has a lower gross margin than the revenue from our core software and service business.

Operating expenses. Our operating expenses in the second quarter of 2008 were $15.5 million, representing an increase of 16.6% over the comparable period in 2007 and a 2.2% sequential increase. The increases were due to increased sales and marketing as well as increased research and development expenses, as discussed below.

Sales and marketing expenses were $8.2 million for the second quarter of 2008, representing an increase of 23.4% over the comparable period in 2007 and a 4.0% sequential increase. The increase was mainly due to increases in sales headcount and accrued sales commission expenses that resulted from a higher number of new contracts. General and administrative expenses were $2.2 million for the second quarter of 2008, representing a decrease of 8.9% over the comparable period in 2007 and a 13.8% sequential decrease. The decreases in general and administrative expenses were primarily due to lower bad debt provisions as a result of improved accounts receivable management.

Research and development expenses were $5.0 million for the second quarter of 2008, representing an increase of 20.9% over the comparable period in 2007 and a 8.0% sequential increase. The year-over-year increase was mainly the result of an increase in headcount in line with our strategy of continuing to invest in our research and development capabilities and to position our company for future market opportunities.

Total other income. Total other income, including interest income, dividend income, gain from sales of investments, and other expense in the second quarter of 2008 was $3.3 million, representing an increase of 75.2% over the comparable period in 2007 and a 39.4% sequential increase. The increases reflect higher returns on short-term investments, including interest income, dividend income and gain from sales of short-term investments in the second quarter.

Income from continuing operations. Income from continuing operations was $5.2 million for the second quarter of 2008, representing an increase of 109.0% compared to the comparable period in 2007 and 22.0% in the previous quarter. The significant year-over-year increase was mainly due to strong demand for our telecommunications software products and solutions and our overall operating efficiency, which increased our operating margins during the quarter.

Net income. Net income for the second quarter of 2008 was $5.2 million, or $0.12 per basic share, compared to $2.5 million, or $0.06 per basic share, for the year-ago period, and $5.3 million, or $0.12 per basic share, for the previous quarter.

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

Our net cash generated from operating activities for the six-month period ended June 30, 2008 was $4.4 million. This was primarily attributable to our net income of $10.5 million, adjusted by a net non-cash related income of $0.5 million, gain on sale of discontinued operations of $1.5 and a net increase in the components of our working capital of $4.1 million.

Our accounts receivable balance as of June 30, 2008 was $46.2 million, consisting of $20.3 million in billed receivables and $25.9 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding as of June 30, 2008 were 107 days, as compared to last quarter’s 128 days.

Our inventory position at the end of the second quarter of 2008 was approximately $11.8 million, as compared to $8.0 million as of December 31, 2007.

Our net cash used in investing activities for the three-month period ended June 30, 2008 was $0.24 million which was primarily due to an increase in restricted cash of $3.7 million and our acquisition of several small businesses, which was partially offset by the proceeds from sales of available for sale securities. Our net cash provided by investing activities for the six-month period ended June 30, 2008 was $4.1 million.

Our net cash provided by financing activities for the three-month and six-month periods ended June 30, 2008 was $2.3 million and 1.5 million, respectively, which represented proceeds from the exercise of stock options.

As of June 30, 2008, we had total short-term credit facilities of $34.6 million for working capital purposes, expiring in December 2009, which were secured by bank deposits of $11.2 million. As of June 30, 2008, unused short-term credit facilities were $24.8 million and used facilities totaled $9.8 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $6.0 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2008. Bank deposits pledged as security for these credit facilities totaled $17.2 million as of June 30, 2008 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had short-term credit facilities for working capital purposes totaling $34.6 million, expiring in December 2009, of which $24.8 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $9.8 million.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“US GAAP”), and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements. Instead, it offers guidance on how to measure fair value by providing a fair value hierarchy which may be used to classify the sources of information. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. These FSPs (1) defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), (2) exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157, and (3) include several specific examples of items eligible or not eligible for the one-year deferral. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157. FSP FAS 157-2 defers the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We are in the process of assessing the potential impact the adoption of SFAS 157 may have on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No.159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R (“SFAS 141R”), “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. We are in the process of assessing the potential impact the adoption of SFAS 141R may have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No.160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements” to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way as required in the consolidated financial statements. Moreover, SFAS160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are in the process of assessing the potential impact the adoption of SFAS160 may have on our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities” to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are in the process of assessing the potential impact the adoption of SFAS 161 may have on our consolidated financial position or results of operations.

For information concerning certain risks that may affect our operating results and the value of our Common Stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2008. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of June 30, 2008, the rate of exchange quoted by the Federal Reserve Bank of New York was US$1.00 = RMB6.8591. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5450, our net assets would potentially decrease by $14.1 million. If the exchange rate were to decrease by10% to US$1.00 = RMB6.1732, our net assets would potentially increase by $17.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See discussions under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 14, 2008, as amended. During the fiscal quarter ended June 30, 2008, we did not have any other material legal proceedings brought against us. On July 25, 2008, we filed a joint motion to dismiss, with some other issuers who are also named as nominal defendants in the action. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising 10 provinces) and a southern division (comprising 21 provinces). Under the restructuring, the northern division of China Telecom merged with China Netcom and was renamed China Network Communications Group Corporation, or China Netcom Group, while the southern division continued to use the China Telecom name. As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, which adversely affected our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future.

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

The IT security products and services business unit we acquired from Lenovo in 2004 faced strong challenges in the final months of 2005. It experienced significantly lower shipment volume than we anticipated and made only a nominal contribution to our revenue for the fourth quarter of 2005. As a result, full year earnings for Lenovo-AsiaInfo were significantly below our expectations. Following the disappointing quarter, Mr. Yu Bing, formerly Chief Executive Officer of the Lenovo-AsiaInfo division and member of our Board, submitted his resignation. We also received resignations from approximately 45 other employees in our Lenovo-AsiaInfo division. Our management team, under the guidance of our Board, conducted an inquiry into the events surrounding the revenue shortfall in the fourth quarter of 2005 and the resignations from the Lenovo-AsiaInfo division. On January 24, 2007, we entered into a settlement and release agreement with Lenovo to resolve certain claims arising out of the acquisition of Lenovo-AsiaInfo. The agreement provides for the mutual release of certain claims that we or Lenovo may have had against each other relating to the acquisition.

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

China’s laws and regulations currently prohibit foreign-invested companies from engaging in systems integration businesses involving state secrets, which is part of the IT services business we acquired from Lenovo in 2004. China’s laws and regulations also restrict certain foreign invested companies from participating in the value-added telecommunications, or VATS business. Substantial uncertainties exist with respect to our contractual arrangements with our affiliates engaged in these businesses, due to uncertainties regarding the interpretation and application of current and future China laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, also referred to as “restricted businesses.”

We and our operating subsidiaries in China are considered foreign persons or foreign-invested enterprises under the laws of China. In addition to a number of other types of IT services, one of the businesses operated by the IT services division we acquired from Lenovo in 2004 was a restricted business. We operate the restricted businesses primarily through Lenovo Security Technologies (Beijing), Inc. or Lenovo Security, and Lenovo Computer System and Technology Services Limited or Lenovo Computer. When we acquired the restricted business, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security has obtained most of these licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted business and, consequently, generates most of our revenue derived from the restricted business.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees who are citizens of China. We do not currently have any equity interest in Lenovo Computer or in Lenovo Security, but instead enjoy economic benefits substantially similar to equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders.

At the closing of our acquisition of Lenovo’s IT services business, our Chinese legal counsel who represented us in the transaction, T&C Law Office, and Chinese legal counsel to Lenovo Group, Tian Yuan Law Firm, each delivered legal opinions to the effect that our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among, Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, were in compliance with all existing China laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future China laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that China government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s Chinese counsel. If the China government finds that our contractual arrangements with Lenovo Computer and Lenovo Security do not comply with the prohibition on foreign-invested companies from engaging in systems integration businesses involving state secrets, we could be subject to severe penalties.

In September of 2004 we entered into similar contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are citizens of China, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our Chinese legal counsel who represented us in the transaction, T&C Law Firm, delivered at the time Star VATS was established, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing China laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future China laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that China government authorities will not ultimately take a view contrary to the opinion of our Chinese legal counsel. If the China government finds that our contractual arrangements with Star VATS do not comply with the restrictions on certain foreign invested companies from engaging in VATS businesses, we could be subject to severe penalties.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

Although we have been advised by our Chinese legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under China laws, these arrangements may not be as effective as direct ownership of these affiliated entities would be. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the China legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

We may not be able to operate the systems integration businesses involving state secrets if we acquire all of the equity interest in Lenovo Computer and Lenovo Security.

China laws and regulations currently prohibit foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. We and our subsidiaries are considered foreign persons or foreign-invested enterprises under China laws. Unless such prohibition is lifted in the future, we will not be able to operate such business if and when we acquire all of the equity interest in Lenovo Computer and Lenovo Security pursuant to the terms of our contractual arrangements with Lenovo Computer and Lenovo Security and their respective shareholders. The loss of this line of business may materially and adversely affect our business, financial condition and results of operations.

Regulations relating to acquisitions of Chinese companies by foreign entities may limit our ability to acquire Chinese companies and adversely affect the implementation of our acquisition strategy, and any failure by our stockholders who are China residents to make or obtain any required registrations pursuant to such regulations may subject us to legal sanctions.

On October 21, 2005, the China State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a new regulatory framework for acquisitions of Chinese businesses involving offshore companies. Under Circular 75, if an acquisition of a Chinese company by an offshore company controlled by Chinese residents occurred prior to the issuance of the SAFE notice, certain China residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Such China residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, Chinese companies through issuances of our shares of common stock to individuals who may be deemed to be China residents for the purpose of the SAFE notices. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register.

As it is uncertain how the SAFE notice will be interpreted or implemented, we cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional Chinese companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by the SAFE notice. This may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In addition, six China regulatory authorities, including the China Ministry of Commerce and the Chinese Securities Regulatory Commission, or CSRC, jointly promulgated a new rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors”, or the New M&A Rules, effective September 8, 2006. The New M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a Chinese domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete acquisitions of domestic Chinese companies, which could affect our ability to expand our business or maintain our market share.

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

We recorded a non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo’s IT services business in 2004. No impairment charge was recorded in 2007. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the United States Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the U.S.). We have filed some patent applications and have acquired some existing patents in China for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal stockholders, live outside of the U.S., principally in Beijing and Hong Kong. As a result, you may not be able to:

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi (RMB). As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the China government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in approximately 15% appreciation of the RMB against the U.S. dollar. The China government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the RMB against the U.S. dollar.

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

We use U.S. dollars as our reporting and functional currency. The financial records of our China subsidiaries are maintained in RMB, their functional currency and the currency of China. Their balance sheets are translated into U. S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $7.0 million, $2.6 million and $2.2 million in other comprehensive income (loss) in 2007, 2006 and 2005, respectively.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including the Ministry of Information Industry, or MII, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock. Without any further vote or action on the part of our stockholders, our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of our common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, such an issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Since we are a Delaware Corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

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

The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our directors, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

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

Our subsidiaries and affiliated entities in China are subject to China taxation. Historically, as foreign invested enterprises, or FIEs, most of those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. On January 1, 2008, the new EIT Law, took effect and has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the new tax law applies to enterprises established outside of China with “management and control” located in China. Although “management and control” is not clearly defined, because substantially all of our management are currently located in China, we may be considered a China resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on our worldwide income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises under the EIT Law, but certain of our subsidiaries and affiliated entities will likely become subject to enterprise income tax at 25% as no preferential tax treatment would be applicable. This change in the China tax laws may increase our total tax expenses and adversely affect our results of operations.

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

AsiaInfo Holdings, Inc.

Date: August 6, 2008	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated September 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (15)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006 (English Translation)

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.32 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.33 (13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34 (13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.38 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39 (16)	Employment Contract between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) *

10.40 (16)	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) *

10.41 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) *

10.42 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) *

10.43 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.45 (14)	Strategic Investors’ Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited.

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 30, 2006.
(15) (16)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2008, as amended. Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008.