Form 10-Q
period 2008-09-30
ASIAINFO HOLDINGS INC
filed 2008-11-07
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 6, 2008 was 46,200,614.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Software products and solutions	$37,479	$25,173	$94,631	$67,179
Service	4,754	4,247	12,304	11,827
Third-party hardware	2,562	2,945	14,924	12,984

Total revenues	44,795	32,365	121,859	91,990

Cost of revenues:
Software products and solutions (including cost of purchases from related parties of nil and nil, amortization of other acquired intangible assets of $155 and $114 for the three months ended September 30, 2008 and 2007, respectively; cost of purchases from related parties of nil and $1, amortization of other acquired intangible assets of $455 and $472 for the nine months ended September 30, 2008 and 2007, respectively)	17,890	11,510	42,706	30,599
Service	1,667	1,912	5,085	5,588
Third-party hardware (including cost of purchases from related parties of nil and nil for the three months ended September 30, 2008 and 2007, respectively; including cost of purchases from related parties of nil and $583 for the nine months ended September 30, 2008 and 2007, respectively)	2,052	2,798	13,992	12,335

Total cost of revenues	21,609	16,220	61,783	48,522

Gross profit	23,186	16,145	60,076	43,468

Sales and marketing (including sales and marketing expenses incurred from transactions with related parties of $19 and $17, amortization of other acquired intangible assets of $230 and $182 for the three months ended September 30, 2008 and 2007, respectively; sales and marketing expenses incurred from transactions with related parties of $54 and $60, amortization of acquired intangible assets of $775 and $899 for the nine months ended September 30, 2008 and 2007, respectively)	9,556	6,916	25,663	19,639
General and administrative	2,084	1,609	6,941	6,027
Research and development (including research and development expenses incurred from transactions with related parties of $1 and $1 for the three months ended September 30, 2008 and 2007, respectively; research and development expenses incurred from transactions with related parties of $3 and $3 for the nine months ended September 30, 2008 and 2007, respectively)	6,253	4,486	15,940	12,733

Total operating expenses	17,893	13,011	48,544	38,399

Gain on settlement of escrow	—	—	—	2,734

Income from operations	5,293	3,134	11,532	7,803

Other income
Interest income	1,151	1,091	3,433	3,369
Dividend	230	3,348	533	3,876
Gain from sales of short-term investments	954	123	4,487	704
Other (expenses) income, net	(43)	(12)	(573)	(32)

Total other income, net	2,292	4,550	7,880	7,917

Income before provisions for income taxes and discontinued operations	7,585	7,684	19,412	15,720
Provisions for income taxes	1,490	1,412	3,817	1,999

Income from continuing operations before minority interests	6,095	6,272	15,595	13,721

Minority interests	(4)	—	(4)	—
Income from continuing operations	6,099	6,272	15,599	13,721
Income from discontinued operations, net of taxes	—	—	980	1,445

Net income	$6,099	$6,272	$16,579	$15,166

Income from continuing operations per share:
Basic	$0.13	$0.14	$0.35	$0.32

Diluted	$0.13	$0.14	$0.33	$0.31

Income from discontinued operations per share:
Basic	$—	$—	$0.02	$0.03

Diluted	$—	$—	$0.02	$0.03

Net income per share
Basic	$0.13	$0.14	$0.37	$0.35

Diluted	$0.13	$0.14	$0.35	$0.34

Weighted average shares used in computation:
Basic	45,731,067	43,735,575	45,208,453	43,374,659

Diluted	47,850,187	45,272,832	47,095,515	45,006,094

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007(1)
ASSETS
Current Assets:
Cash and cash equivalents	$162,293	$148,834
Restricted cash	13,505	16,026
Short-term investments—available for sale securities	34,817	48,194
Short-term investments—held to maturity securities	—	1,541
Accounts receivable (net of allowances of $2,015 and $2,427 as of September 30, 2008 and December 31, 2007, respectively)	57,708	45,233
Inventories	11,220	8,023
Other receivables (including other receivables of $227 and $214 due from related parties as of September 30, 2008 and December 31, 2007, respectively)	3,386	3,426
Deferred income tax assets – current	3,227	1,693
Prepaid expenses and other current assets	7,797	6,526

Total current assets	293,953	279,496

Long-term investment	6,743	1,911
Property and equipment, net	2,730	2,344
Other acquired intangible assets, net	3,374	3,979
Deferred income tax assets, noncurrent	1,032	1,032
Goodwill	20,743	19,707

Total Assets	$328,575	$308,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,799	$23,095
Accrued expenses	13,682	12,671
Deferred revenue (including deferred revenue of $366 and $437 from related parties as of September 30, 2008 and December 31, 2007, respectively)	37,871	29,093
Accrued employee benefits	22,457	20,724
Other payables (including other payables of $784 and $732 due to related parties as of September 30, 2008 and December 31, 2007, respectively)	4,291	5,651
Income taxes payable	449	2,310
Other taxes payable	5,694	4,218
Deferred income tax liabilities	—	1,976

Total current liabilities	103,243	99,738

Unrecognized tax benefits	1,390	834
Other long term liabilities	—	109

Total liabilities	104,633	100,681

Commitments and contingencies (Note 20)
Minority interests	69	—
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,197,487 shares and 45,026,203 shares issued as of September 30, 2008 and December 31, 2007, respectively; 45,686,487 shares and 44,781,903 shares outstanding as of September 30, 2008 and December 31, 2007, respectively)	462	450
Additional paid-in capital	214,292	207,865
Treasury stock, at cost (511,000 shares and 244,300 shares as of September 30, 2008 and December 31, 2007, respectively)	(4,561)	(1,953)
Statutory reserve	14,820	13,874
Accumulated deficit	(15,385)	(31,018)
Accumulated other comprehensive income	14,245	18,570

Total stockholders’ equity	223,873	207,788

Total Liabilities and Stockholders’ Equity	$328,575	$308,469

(1)	December 31, 2007 balances were extracted from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,579	$15,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(4)	—
Depreciation of property and equipment	1,088	653
Stock-based compensation expense	2,643	2,592
Amortization of other acquired intangible assets	1,230	1,371
Loss on disposal of property and equipment	84	1
Gain from sale of available for sale securities and trading securities	(4,537)	(704)
Impairment loss of investment	50	—
Gain on settlement of escrow	—	(2,734)
Reversal of provision for bad debt	(202)	(10)
Provision (reversal of provision) for inventory	153	(166)
Gain on sale of discontinued operations	(1,515)	(1,536)
Proceeds from sales of trading securities	163	416
Purchase of trading securities	(101)	(227)
Changes in operating assets and liabilities:
Accounts receivable	(12,273)	(13,555)
Inventories	(3,350)	836
Other receivables	40	953
Deferred income taxes	(624)	—
Prepaid expenses and other current assets	(619)	(727)
Accounts payable	(4,296)	(3,239)
Accrued expenses	1,011	276
Deferred revenue	8,778	(4,957)
Accrued employee benefits	1,733	(1,008)
Other payables	(602)	(191)
Other taxes payable	1,476	225
Income taxes payable	(1,755)	1,032

Net cash provided by (used in) operating activities	5,150	(5,533)

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,521	(879)
Purchases of available for sale securities	(7,455)	(27,207)
Proceeds from sales of available for sale securities	12,646	21,963
Purchases of held to maturity securities	—	(1,537)
Proceeds from sales of held to maturity securities	1,541	—
Purchases of property and equipment	(1,254)	(858)
Proceeds from disposal of property and equipment	8	3
Purchase of business, net of cash acquired	(2,176)	(706)
Proceeds from disposal of discontinued operations	1,515	1,441
Long-term investment in C-Platform Corporation (see Note 8)	(4,696)	—

Net cash provided by (used in) investing activities	2,650	(7,780)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,796	5,164
Repurchase of common stock	(2,608)	(1,953)
Funds received from minority interest	73	—

Net cash provided by financing activities	1,261	3,211

Effect of exchange rate changes on cash and cash equivalents	4,398	2,213

Net increase (decrease) in cash and cash equivalents	13,459	(7,889)
Cash and cash equivalents at beginning of period	148,834	104,575

Cash and cash equivalents at end of period	$162,293	$96,686

Supplemental cash flow information: Income taxes paid	$5,159	$975

Supplemental disclosure of non-cash financing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Lenovo Group Limited to resolve certain matters arising out of an Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo Group Limited. Under the Settlement Agreement, 648,769 shares of the Company’s common stock, valued at $3,632, which had been held in escrow since the closing of the acquisition of Lenovo’s information technology services business in October 2004, were returned to the Company. See Note 12 to the Condensed Consolidated Financial Statements for further discussion on this activity.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (“VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of September 30, 2008, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements included in its report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2008.

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $5,123 and $4,303 for the nine months ended September 30, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS No.141R (“SFAS 141R”), “Business Combination”, to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. The standard (1) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, (2) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and (3) requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is in the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

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

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds and stock funds issued by financial institutions. Available-for-sale securities are carried at fair value. Unrealized holding gains or losses resulting from changes in value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity unless there is a decline in fair value below cost that the Company considers is other than temporary, in which case the amount of the decline would be recorded in net income. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost using the effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income.

The following table provides additional information concerning the Company’s available-for-sale securities:

	September 30, 2008				December 31, 2007
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$22,694	$577	$—	$23,271	$20,964	$1,109	$—	$22,073
Balanced funds	—	—	—	—	3,562	5,199	—	8,761
Stock funds	15,454	15	(3,977)	11,492	11,687	5,471	—	17,158
Corporate stocks	73	—	(19)	54	202	—	—	202

Total	$38,221	$592	$(3,996)	$34,817	$36,415	$11,779	$—	$48,194

As of September 30, 2008, no held-to-maturity securities or trading securities were held. As of December 31, 2007, held-to-maturity securities consisted of corporate bonds that have amortized costs totaling $1,541 and fair value of $1,540 and no trading securities were held.

The Company realized total gains of $954 (proceeds from sale of trading securities of $42 with an aggregate historical cost of $25, and proceeds from sale of available-for-sale securities of $5,326 with an aggregate historical cost of $4,389) and $4,537 (proceeds from sale of trading securities of $163 with an aggregate historical cost of $101, and proceeds from sale of available-for-sale securities of $12,646 with an aggregate historical cost of $8,171), respectively, during the three-month and nine-month periods ended September 30, 2008. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

The Company reviews its short-term investments for other-than-temporary impairment in accordance with FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and SEC Staff Accounting Bulletin Topic 5M, “The Meaning of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities.” The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment. However, there can be no assurance that impairment charges will not be required in the future, and any such amounts may be material to the Company’s financial condition and operating results.

4. ACCOUNTS RECEIVABLE

Accounts receivable balances included both billed and unbilled amounts. The balance of unbilled receivables were $27,235 and $21,988 at September 30, 2008 and December 31, 2007, respectively, net of allowances. The balances of billed accounts receivable net of allowances were $30,473 and $23,245 at September 30, 2008 and December 31, 2007, respectively. All billed and unbilled amounts are expected to be collected within one year.

Accounts receivable balances included bank acceptance drafts of $15 and $334, and commercial acceptance drafts of $1,687 and $2,160 as of September 30, 2008 and December 31, 2007, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within nine months of issuance.

5. INVENTORIES

Inventories are stated at the lower of cost or market. The cost of inventories under the AsiaInfo Technologies segment is determined principally by the specific identification method. The cost of inventories under the Lenovo-AsiaInfo segment is computed using standard cost method, which approximates actual cost, on a first-in, first-out basis. Provision for diminution in value on inventories is made for any inventories with an aging over 360 days. Additional write-downs to market value are made using specific identification method. The components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Raw materials	$1,227	$1,138
Finished goods	10,579	7,335
Less: Inventory allowance	(586)	(450)

Total inventories	$11,220	$8,023

6. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 30, 2008 were as follows:

	September 30, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$17,740	$1,967	$19,707
Acquisitions of businesses	—	558	558
Foreign exchange difference due to translation	463	15	478

Ending balance	$18,203	$2,540	$20,743

7. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	September 30, 2008				December 31, 2007
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$2,331	$(2,084)	$—	$247	$2,331	$(1,943)	$—	$388
Trade name	341	(272)	—	69	341	(249)	—	92
Contract backlog	2,451	(2,463)	12	—	2,451	(2,364)	8	95
Customer list	131	(83)	13	61	131	(61)	8	78
Customer relationship	2,593	(1,127)	283	1,749	2,519	(695)	150	1,974
Distribution network	870	(809)	—	61	870	(657)	—	213
Software	1,758	(1,078)	154	834	1,679	(764)	89	1,004
Non-compete agreement	436	(106)	23	353	186	(59)	8	135

	$10,911	$(8,022)	$485	$3,374	$10,508	$(6,792)	$263	$3,979

The future amortization expense for the net carrying amount of intangible assets with definite lives as of September 30, 2008 is expected to be as follows:

The remainder of
2008	$359
2009	1,221
2010	1,023
2011	480
2012	291

$3,374

8. ACQUISITION OF COST METHOD INVESTMENT

On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration has been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting in accordance with APB 18 to record its investment in C-Platform.

C-Platform is a Cayman Island company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunication services, to telecommunications operators in China. The Company believes that the transaction furthers its on-going strategy of expanding its market leading telecommunications software solutions business in China.

9. MINORITY INTEREST

On September 25, 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Mr. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai.

10. COMPREHENSIVE INCOME

The components of comprehensive income for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$6,099	$6,272	$16,579	$15,166
Unrealized (loss) gain on available-for-sale investments—net of tax effect	(1,715)	3,663	(11,898)	7,143
Change in cumulative foreign currency translation adjustment	258	1,454	7,573	3,680

Comprehensive income	$4,642	$11,389	$12,254	$25,989

11. CREDIT FACILITIES

As of September 30, 2008, the Company had short-term credit facilities for working capital purposes totaling $34,666 expiring in December 2009. The credit facilities were secured by bank deposits of $11,325 as of September 30, 2008. Credit facilities of $6,974 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of September 30, 2008, unused short-term credit facilities were $27,692. In addition, the Company had standby letters of credit and bank acceptance drafts as of September 30, 2008, which were collateralized by bank deposits of $2,175. Bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $13,500 as of September 30, 2008 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2007, the Company had total short-term credit facilities totaling $41,904, which expired in March 2008 and were secured by bank deposits of $14,335.

12. GAIN ON SETTLEMENT OF ESCROW

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

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy Lenovo’s indemnification obligations under the Acquisition Agreement. On July 1, 2005, the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow Shares”), and the other representing 1,081,281 shares), to the Escrow Agent.

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

The returned General Escrow Shares were accounted at the historical value of $3,632 as determined at the date shares were issued to the Escrow Agent. Part of this amount off-sets the released claims of $898 against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as gain on settlement of escrow.

13. DISCONTINUED OPERATIONS

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

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sales of discontinued operations. Costs related to the contingent payments, amounting to $209 (RMB1,483), was accrued accordingly.

The accompanying condensed consolidated statements of operations reflect the business sold to FIS as discontinued operation. Results of those discontinued operation are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue from discontinued operations	$—	$—	$—	$167

Loss from operations of discontinued operations	—	—	—	(91)
Gain on sales of discontinued operations	—	—	1,306	1,536
Provision for income taxes	—	—	(326)	—

Gain on discontinued operations	$—	$—	$980	$1,445

14. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $5,889 and $3,627 and commercial acceptances payable of $227 and $550 as of September 30, 2008 and December 31, 2007 respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2008	2007
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(27)	(30)
Change in valuation allowance	1	(6)
Subpart F income inclusion	9	11
Stock-based compensation	2	5
Nontaxable income on settlement of escrow	—	(1)
Qualified Electing Fund income	—	—
Other permanent differences	—	(1)

	20%	13%

During the nine months ended September 30, 2008, the Company recorded a tax benefit of $557 due to a reduction in the statutory tax rate for AsiaInfo Technologies (China), Inc.(“AIBJ”) for tax year 2007 as a result of AIBJ qualifying as a “Key Software Enterprise” for tax year 2007.

The Company’s uncertain tax positions are related to inter-company transactions for which it might have under/over charged the related parties for services. Aggregate undistributed earnings of the Company’s subsidiaries and its VIEs located in the PRC that are available for distribution to the Company of approximately $46,884 as of September 30, 2008 are considered to be indefinitely reinvested under APB opinion No. 23, Accounting for Income Taxes-Special Areas. Accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those earnings to the Company. The Chinese tax authorities have also clarified that distributions made out of pre-January 1, 2008 retained earnings will not be subject to the withholding tax (which did not become effective until that date). The Company has not quantified the deferred income tax liability that would arise if earnings in the first and second quarters were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting from 2000 to 2007 remain open in various taxing jurisdictions.

16. STOCK-BASED COMPENSATION

2002 Stock Option Plan and the prior plans

Under the Company’s 2002 Stock Option Plan (the “2002 Plan”), the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the 2002 Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Option Plans”).

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2008	3,968,020	$8.83
Granted	—	—
Forfeited	(3,546)	5.00
Exercised	(131,298)	6.22

Outstanding, March 31, 2008	3,833,176	8.92

Granted	—	—
Forfeited	(16,887)	17.19
Exercised	(362,460)	7.14

Outstanding, June 30, 2008	3,453,829	9.06

Granted	—	—
Forfeited	(771)	9.94
Exercised	(67,517)	5.79

Outstanding, September 30, 2008	3,385,541	9.13	$7,466,300

Vested and expected to vest, September 30, 2008	3,385,541	9.13	$7,466,300
Exercisable, September 30, 2008	3,385,541	9.13	$7,466,300

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $9.18 of the Company’s common stock on the last trading day on September 30, 2008.

Total intrinsic value of options exercised for each of the three months ended September 30, 2008 and 2007 was $544 and $1,056, respectively.

As of September 30, 2008, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan-restricted stock units (RSUs)

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

A restricted stock unit (RSU) is an agreement to issue stock at the time when the award vests. These units are vested on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. RSUs as of September 30, 2008 and changes during the three months ended September 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2008	257,074	$4.29
Granted	—	—
Vested	—	—
Forfeited	(4,950)	4.05

Restricted stock units unvested at March 31, 2008	252,124	4.29

Granted	—	—
Vested	(2,800)	5.91
Forfeited	(1,500)	4.05

Restricted stock units unvested at June 30, 2008	247,824	4.28

Granted	—	—
Vested	(20,000)	5.06
Forfeited	(750)	4.05

Restricted stock units unvested at September 30, 2008	227,074	4.21

Total intrinsic value of RSUs vested for each of the three months ended September 30, 2008 and 2007 was $214 and $167, respectively.

As of September 30, 2008, there was $607 unrecognized share-based compensation cost related to RSUs. That deferred cost is expected to be recognized over a weighted-average vesting period of 0.77 years. To the extent the actual forfeiture rate is different from the original estimate; actual share-based compensation related to these awards may be different.

2005 Stock Incentive Plan-performance-based restricted stock units (PSUs)

In November 2006, the Compensation Committee of the Board approved another stock unit awards program under the 2005 Plan. Under this program, the Company was authorized to grant no more than 2,213,068 shares of PSUs and 1,995,000 PSUs were granted in November 2006. Unlike the Company’s RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock.

Performance based PSUs as of September 30, 2008 and changes during the three months ended September 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2008	1,099,340	$5.05
Granted	—	—
Vested	—	—
Forfeited	(20,900)	4.99

Performance-based restricted stock units unvested at March 31, 2008	1,078,440	5.06

Granted	—	—
Vested	(439,529)	5.06
Forfeited	(5,500)	4.99

Performance-based restricted stock units unvested at June 30, 2008	633,411	5.05

Granted	—	—
Vested	—	—
Forfeited	(1,625)	4.99

Performance-based restricted stock units unvested at September 30, 2008	631,786	5.05

Market based PSUs as of September 30, 2008 and changes during the three months ended September 30, 2008 were as follows:

	Number of shares	Weighted average grant date fair value
Market-based restricted stock units unvested at January 1, 2008	549,930	$2.42
Granted	—	—
Vested	(146,180)	3.03
Forfeited	(10,450)	2.42

Market-based restricted stock units unvested at March 31, 2008	393,300	2.19

Granted	—	—
Vested	(1,500)	8.96
Forfeited	(2,000)	2.19

Market-based restricted stock units unvested at June 30, 2008	389,800	2.17

Granted	—	—
Vested	—	—
Forfeited	(1,000)	2.19

Market-based restricted stock units unvested at September 30, 2008	388,800	2.17

As of September 30, 2008, due to increases in the Company’s new business revenue percentage, the Company expects that it is more likely that certain performance goals set forth in the PSUs will be achieved. Accordingly, the Company changed its previous estimation and recorded related compensation expense amounting to $785 in the third quarter of 2008.

Total intrinsic value of PSUs vested for the three months ended September 30, 2008 and 2007 was $nil and $1,358, respectively.

As of September 30, 2008, there was $1,206 unrecognized share-based compensation cost related to PSUs. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.58 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from the expectation.

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

Accounting for share-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated its results from prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123(R), and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

Fair values of RSUs and PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated using a Monte-Carlo simulation model with assumptions underlying the Black-Scholes methodology.

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

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three-month and nine-month periods ended September 30, 2008 and 2007, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$250	$139	$527	$506
Sales and marketing	462	273	944	938
General and administrative	386	208	738	712
Research and development	205	121	434	436

Total stock-based compensation expense	$1,303	$741	$2,643	$2,592

17. NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (numerator)—basic and diluted
Income from continuing operations	$6,099	$6,272	$15,599	$13,721
Income from discontinued operations, net of taxes	—	—	980	1,445

Net income	$6,099	$6,272	$16,579	$15,166

Shares (denominator)
Weighted average common stock outstanding
Basic	45,731,067	43,735,575	45,208,453	43,374,659
Dilutive effect of stock-based compensation	2,119,120	1,537,257	1,887,062	1,631,435

Diluted	47,850,187	45,272,832	47,095,515	45,006,094

Net income from continuing operations per share
Basic	$0.13	$0.14	$0.35	$0.32

Diluted	$0.13	$0.14	$0.33	$0.31

Net income from discontinued operations, net of tax, per share
Basic	$—	$—	$0.02	$0.03

Diluted	$—	$—	$0.02	$0.03

Net income per share
Basic	$0.13	$0.14	$0.37	$0.35

Diluted	$0.13	$0.14	$0.35	$0.34

As of September 30, 2008 and 2007, the Company had 669,915 and 1,247,979 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on EPS in the future.

18. SEGMENT INFORMATION

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

The following is a condensed statement of operations and total assets for the Company’s reportable segments:

	Three Months Ended September 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$30,297	$7,182	$37,479	$20,282	$4,891	$25,173
Service	4,624	130	4,754	4,144	103	4,247
Third-party hardware	1,367	1,195	2,562	2,900	45	2,945

Total revenue:	36,288	8,507	44,795	27,326	5,039	32,365

Cost of revenues:
Software products and solutions	15,223	2,667	17,890	9,752	1,758	11,510
Service	1,629	38	1,667	1,706	206	1,912
Third-party hardware	1,298	754	2,052	2,755	43	2,798

Total cost of revenues	18,150	3,459	21,609	14,213	2,007	16,220

Gross Profit	18,138	5,048	23,186	13,113	3,032	16,145

Business unit expenses:
Sales and marketing	6,224	3,332	9,556	4,592	2,324	6,916
General and administrative(1)	(265)	119	(146)	388	(10)	378
Research and development	5,351	902	6,253	3,988	498	4,486

Total business unit expenses	11,310	4,353	15,663	8,968	2,812	11,780

Other operating income	—	—	—	—	—	—

Contribution profit (loss)	$6,828	$695	$7,523	$4,145	$220	$4,365

	Nine Months Ended September 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$80,624	$14,007	$94,631	$56,795	$10,384	$67,179
Service	11,970	334	12,304	11,559	268	11,827
Third-party hardware	12,524	2,400	14,924	12,090	894	12,984

Total revenue:	105,118	16,741	121,859	80,444	11,546	91,990

Cost of revenues:
Software products and solutions	37,734	4,972	42,706	26,869	3,730	30,599
Service	4,939	146	5,085	5,110	478	5,588
Third-party hardware	11,897	2,095	13,992	11,485	850	12,335

Total cost of revenues	54,570	7,213	61,783	43,464	5,058	48,522

Gross Profit	50,548	9,528	60,076	36,980	6,488	43,468

Business unit expenses:
Sales and marketing	18,065	7,598	25,663	13,835	5,804	19,639
General and administrative(1)	413	166	579	640	4	644
Research and development	13,926	2,014	15,940	11,470	1,263	12,733

Total business unit expenses	32,404	9,778	42,182	25,945	7,071	33,016

Other operating income	—	—	—	—	2,734	2,734

Contribution profit (loss)	$18,144	$(250)	$17,894	$11,035	$2,151	$13,186

	As of September 30, 2008			As of December 31, 2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$269,295	$59,280	$328,575	$251,663	$56,806	$308,469

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The 2008 balances in AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended September 30, 2008.

(2)

Included in total assets are net accounts receivable of $49,998 and $7,710 for AsiaInfo Technologies and Lenovo-AsiaInfo at September 30, 2008, respectively, and $41,454 and $3,779 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2007, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total contribution profit for reportable segments	$7,523	$4,365	$17,894	$13,186
Corporate general and administrative expenses	(2,230)	(1,231)	(6,362)	(5,383)

Interest income	1,151	4,439	3,433	7,245
Gain from sales of short term investments	954	123	4,537	704
Impairment losses on short term investments	—	—	(50)	—
Dividend	230	—	533	—

Other income (expense), net	(43)	(12)	(573)	(32)

Income before provision for income taxes and discontinued operations	$7,585	$7,684	$19,412	$15,720

19. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of September 30, 2008, Lenovo owned approximately nine percent of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Purchases:
Software products and solutions	$—	$—	$—	$1
Service	—	—	—	—
Third-party hardware	—	—	—	583

Total purchases	—	—	—	584

Operating expenses:	—	—	—	—
Sales and marketing	19	17	54	60
General and administrative	—	—	—	—
Research and development	1	1	3	3

Total operating expenses	$20	$18	$57	$63

	As of September 30, 2008	As of December 31, 2007
Balances with related parties:
Other receivables	$227	$214
Deferred revenue	366	437
Other payables	784	732

20. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the periods ended September 30, 2008 and December 31, 2007 were as follows:

	As of September 30, 2008	As of December 31, 2007
Balance at beginning of the period	$595	$681
Current period provision	31	131
Payments	(10)	(32)
Expired warranty	(183)	(220)
Foreign exchange difference	33	35

Balance at end of the period	$466	$595

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

In June 2003, based on a decision made by a special independent committee of its Board, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. The proposed settlement contemplated that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers’ liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. The proposed settlement also contemplated that the Company would assign any claims it may have against the underwriters of its IPO for excess commissions to the plaintiffs. Additionally, the proposed settlement was conditioned on, among other things, a ruling by the court that the claims against the Company and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiff’s claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including the Company. The plaintiffs have since moved for certification of different classes in the six focus cases. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice, which remains pending.

In addition to the above case, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) by the underwriters of the Company’s IPO in March 2000 and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the Company’s lead underwriters during the IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors, and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the IPO on March 3, 2000 through no earlier than March 2, 2001. It further alleges that those entities and individuals were subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders was named as defendants in this action, although the Company was named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. Briefing on the motion is ongoing.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, it believes that the final result of these actions will not have material effects on the Company’s consolidated financial condition, results of operations or cash flows.

21. STOCK REPURCHASE PROGRAM

From the commencement of the Company’s first stock repurchase program, in the fourth quarter of 2004, through December 31, 2005, the Company had repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced another stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (which expired on April 11, 2006), to repurchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company had repurchased 2,095,208 shares of its common stock at a total cost of $9,563.

On April 25, 2006, the Company extended this stock repurchase program for an additional ninety days (which expired on July 18, 2006), from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the repurchase program. As of July 18, 2006, the Company had repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program.

All common stock repurchased by the Company under the 2005 and 2006 repurchase programs were reported as the Company’s treasury stock. Of the total shares repurchased, 4,498,130 shares were transferred to Lenovo in 2005 as part of the consideration for the acquisition of Lenovo-AsiaInfo. On June 27, 2006 and September 29, 2006, the Company authorized the retirement of 3,799,109 shares and 976,992 shares of its treasury stock, respectively. The retired shares became authorized and unissued shares of the Company.

On September 11, 2007, the Company announced another stock repurchase program pursuant to which the Company was authorized, from time to time during a ninety-day period (which expired on January 11, 2008), to repurchase up to 3,000,000 shares of its outstanding common stock. As of January 11, 2008, the Company had repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

On February 27, 2008, the Company extended this stock repurchase program, which expired on July 10, 2008. Under the extended program, the Company was authorized to repurchase up to 2,755,700 shares of its outstanding common stock. As of July 10, 2008, the Company had repurchased an additional 166,400 shares of its common stock at a total cost of $1,664 pursuant to the extension of this repurchase program. All common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements.

On September 17, 2008, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of September 30, 2008, the Company had repurchased 100,300 shares of its common stock at a total cost of $944.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom, China Netcom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those four customers in recent periods.

			Year Ended December 31,
	Nine Months Ended September 30, 2008		2007		2006
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$76,447	63%	$76,766	58%	$66,890	61%
China Telecom	11,233	9	16,434	12	14,928	14
China Unicom	10,751	9	12,700	10	13,212	12
China Netcom	6,900	6	6,835	5	5,501	5

Total	$105,331	87%	$112,735	85%	$100,531	92%

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

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third-party hardware revenue. Please refer to Note 18 to the Condensed Consolidated Financial Statements included in this report for detailed financial information regarding segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solutions package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solutions (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue includes two types of revenues: software license revenue and software services revenue. Software license revenue consists of fees received from customers for licenses or sublicenses to use our software products or third-party software products in perpetuity, typically up to a specified maximum number of users. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software license revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging the development of China’s software industry. Software services revenue consists of revenue from software installation, customization, training and other services. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

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

Reconciliation of Net Revenues (Non-GAAP) to Total Revenues

	Three Months Ended September 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$30,297	$7,182	$37,479	$20,282	$4,891	$25,173
Service revenue	4,624	130	4,754	4,144	103	4,247
Third-party hardware revenue net of hardware costs	69	441	510	145	2	147

Total revenues net of hardware costs	34,990	7,753	42,743	24,571	4,996	29,567
Total hardware costs	1,298	754	2,052	2,755	43	2,798

Total revenues	$36,288	$8,507	$44,795	$27,326	$5,039	$32,365

	Nine Months Ended September 30,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$80,624	$14,007	$94,631	$56,795	$10,384	$67,179
Service revenue	11,970	334	12,304	11,559	268	11,827
Third-party hardware revenue net of hardware costs	627	305	932	605	44	649

Total revenues net of hardware costs	93,221	14,646	107,867	68,959	10,696	79,655
Total hardware costs	11,897	2,095	13,992	11,485	850	12,335

Total revenues	$105,118	$16,741	$121,859	$80,444	$11,546	$91,990

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and variable interest entities (“VIEs”). Prior to the new Chinese Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008, foreign-invested enterprises (“FIEs”) were generally subject to a 30% national income tax, plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under China’s new tax rules.

Under the EIT Law, the rules for determining whether an entity is a resident enterprise for PRC tax purposes have changed and such determination now depends, among other things, on the “place of actual management”. If our U.S. parent company, AsiaInfo Holdings, Inc., or our non-PRC subsidiaries, were to be determined to be PRC residents for tax purposes, we would be subject to tax in the PRC on our worldwide income, including the income arising in jurisdictions outside the PRC. We are still evaluating our resident status under the new law and related guidance.

If we were to be a non-resident enterprise for PRC tax purposes, dividends paid to us out of profits earned by our PRC subsidiaries after January 1, 2008 would be subject to a withholding tax. In the case of dividends paid by our PRC subsidiaries, the withholding tax would be 10% and in the case of dividends paid by our subsidiary 25% or more directly owned by a resident of Hong Kong, the withholding tax would be 5%. Aggregate undistributed earnings of our PRC subsidiaries and VIEs’ that are available for distribution to us of approximately $46.9 million as of September 30, 2008 are considered to be indefinitely reinvested under APB opinion No. 23, Accounting for Income Taxes - Special Areas. Accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those earnings to us. The Chinese tax authorities have also clarified that distributions made out of pre-January 1, 2008 retained earnings will not be subject to the withholding tax.

Pursuant to the implementation rules to the EIT law issued in December 2007 and several subsequent transition rules, certain of our subsidiaries and VIEs in China may continue to enjoy preferential tax rates, if they are qualified as High and New Technology Enterprises (“HNTE”). On July 11, 2008, the Chinese government authorities announced detailed regulations on the applicable requirements and procedures to apply for preferential tax treatment as a HNTE such as those that have been enjoyed by certain of our PRC subsidiaries and VIEs through 2007. We are currently evaluating the implications of such regulations and may apply for the HNTE status based on such regulations. As a result, until confirmation is received from the Chinese tax authorities that such preferential tax treatments will be allowed to continue for the relevant terms, some of our Chinese subsidiaries will become subject to a normal 25% rate, with a few exceptions where certain of our PRC subsidiaries and VIEs are still eligible for lower tax rates under the transition rules. Our deferred tax asset will increase $723 if all of our PRC subsidiaries and VIEs are subject to a 25% tax rate. The unified tax laws should not affect any preferential tax treatment granted to FIEs in previous years. Please refer to Note 15 to our Consolidated Financial Statements for details of the preferential tax treatment for these subsidiaries.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value-added tax is included in our software revenue. The rebate totaled $5.1 million and $4.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues. Those revenues are presented in our income statement net of business tax incurred. Business taxes deducted from revenues during the nine–month periods ended September 30, 2008 and 2007 were $3.1 million and $1.7 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi (“RMB”). The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended September 30, 2008.

As of September 30, 2008, approximately 57%, or $92 million of our cash and cash equivalents were RMB-denominated and approximately 43%, or $70 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York as of September 30, 2008 the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.7899.

Short-Term Investments

As of September 30, 2008, our total short-term investments amounted to $34.8 million, and were recorded at market value using the specific identification method under Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under the specific identification method, changes in market values of our short term investments are reflected in other comprehensive income in our consolidated statements of stockholders’ equity and comprehensive income (loss), and are not reflected in our consolidated income statements. As of September 30, 2008, we had unrecognized gains and unrecognized losses of US$0.6 million and US$4.0 million on our available-for-sale short-term investments due to changes in market values. We review our investments for impairment in accordance with FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) and SEC Staff Accounting Bulletin Topic 5M, “The Meaning of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities.” Changes in market value are reflected in other comprehensive income unless there is a decline in fair value below cost that we consider is other than temporary, in which case the amount of the decline would be recorded in net income. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, government economic plans, the duration and extent to which the fair value of the investment is less than cost, and our intent and ability to hold the investment. The duration for which the fair value of certain of our short-term investment has been lower than cost is approximately six months as of September 30, 2008. Given various fiscal and monetary policies that have been or will be launched by the Chinese government to boost the Chinese economy, as well as our ability and intent to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. We will continue to evaluate whether any temporary impairment loss needs to be reflected in our income statement. There can be no assurance that impairment charges will not be required in the future, and any such amounts may be material to our consolidated statements of income.

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

Consolidated Results of Operations

Revenues. Gross revenues were $44.8 million for the three-month period ended September 30, 2008, representing a 38.4% increase over the year ago period and a 6.5% increase sequentially. Gross revenues were $121.9 million for the nine-month period ended September 30, 2008, representing an increase of 32.5% over the comparable period in 2007. The overall year-over-year increases in gross revenue were mainly a result of strong market demand for our telecommunications software and service solutions and the improved performance of our Lenovo-AsiaInfo business unit.

Software products and solutions revenue was $37.5 million and $94.6 million, respectively, for the three-month and nine-month periods ended September 30, 2008, representing increases of 48.9% and 40.9%, respectively, over the comparable periods in 2007 and a 24.9% sequential increase. The overall year-over-year increases in software products and solutions revenue were mainly due to growth in both our telecommunications software business and our IT security business. Third quarter telecommunications software products and solutions revenue was $30.3 million, representing a year-over-year increase of 49.4% and a sequential increase of 17.1%. Those increases were due to strong market demand for our industry-leading telecommunications solutions, notably in our China Telecom account, as more Chinese telecommunications operators move to build out infrastructure for their new businesses, differentiate their service offerings, and improve marketing effectiveness in response to increasing competition. Third quarter software products and solutions revenue from our IT security business accounted for $7.2 million, representing a 46.8% year-over-year increase and a 73.6% sequential increase. The year-over-year growth was attributable to the continuing improvement of our IT security business division. The significant sequential growth was largely due to seasonality, as the second half of the year is traditionally stronger for our IT security business.

Service revenue was $4.8 million in the three-month period ended September 30, 2008, representing an increase of 11.9% over the comparable period in 2007 and a 12.9% sequential increase. Service revenue was $12.3 million in the nine-month period ended September 30, 2008, which was a 4% increase compared to the same period in 2007. The year-over-year and sequential increases were primarily due to increased network integration services demand from China’s telecommunications operators.

Third-party hardware revenue for the three-month period ended September 30, 2008 was $2.6 million, representing a 13% decrease year-over-year and a decrease of 67.3% sequentially. The year-over-year and sequential decreases were the result of a lower number of contracts that included bundled low-margin third-party hardware. Third-party hardware revenue for the nine-month period ended September 30, 2008 was $14.9 million, a 14.9% increase over the comparable period in 2007.

Our Lenovo-AsiaInfo division contributed approximately 19.0% to our gross revenues in the three-month period ended September 30, 2008, including a 19.2% contribution to software products and solutions revenue and a 2.7% contribution to service revenue. Overall, the Lenovo-AsiaInfo division contributed 15.6% to our gross revenue in the year-ago period and 12.6% in the preceding quarter.

During the third quarter, sales to our top four customers, China Mobile, China Unicom, China Netcom and China Telecom, accounted for approximately 81.3% of our total revenue.

Cost of revenues. Our cost of revenues was $21.6 million and $61.8 million in the three-month and nine-month periods ended September 30, 2008, representing increases of 33.2% and 27.3%, respectively, over the comparable periods in 2007. Cost of revenue in the third quarter decreased 6.1% compared to the three-month period ended June 30, 2008. The sequential decrease in cost of revenues was primarily due to the decrease in the low-margin revenue from third-party hardware sales.

Gross profit. Our gross profit margin in the third quarter of 2008 was 51.8% compared to 49.9% in the same period in 2007 and 45.3% in the second quarter of 2008. The increase in gross margin reflected a decrease in third-party hardware sales and an increase in revenue from our higher-margin Lenovo-Asiainfo IT security business.

Operating expenses. Our operating expenses in the third quarter of 2008 were $17.9 million, representing an increase of 37.5% over the comparable period in 2007 and a 15.5% sequential increase. The overall increases in operating expenses were due to increases in sales and marketing expenses as well as increases in research and development expenses, as discussed below.

Sales and marketing expenses were $9.6 million for the third quarter of 2008, representing an increase of 38.2% over the comparable period in 2007 and a 16.4% sequential increase. The increases reflect the increases in sales headcount as we worked to pursue new sales opportunities presented by China’s telecommunications industry restructuring. General and administrative expenses were $2.1 million for the third quarter of 2008, representing an increase of 29.5% over the comparable period in 2007 and a 7.3% sequential decrease. General and administrative expenses increased year over year partly due to allocated stock-based compensation expenses. The sequential decrease in general and administrative expenses was primarily due to lower bad debt provisions as a result of our improving accounts receivable collection.

Research and development expenses were $6.3 million for the third quarter of 2008, representing an increase of 39.4% over the comparable period in 2007 and a 24.3% sequential increase. The increases in research and development expenses reflect increases in our headcount. This increase is in line with our strategy of continuing to invest in our research and development capabilities so as to develop world-class telecommunications software solutions and take advantage of future market opportunities.

Total other income. Total other income, including interest income, dividend income, gain from sales of investments, and other expense in the third quarter of 2008 was $2.3 million, representing an increase of 49.6% over the comparable period in 2007 and a 29.6% sequential decrease. The sequential decrease was mainly due to decreased returns on short-term investments, as a result of the general market conditions. As of September 30, 2008, our total short term investments amounted to $34.8 million, which are recorded at market value using the specific identification method. Changes in market value are reflected in other comprehensive income. As of September 30, 2008, we had unrecognized gains and unrecognized losses of $0.6 million and $4.0 million. We review our investments for impairment in accordance with FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, government economic plans, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. There can be no assurance that impairment charges will not be required in the future, and any such amounts may be material to our Consolidated Statements of Income.

Income from continuing operations. Income from continuing operations was $6.1 million for the third quarter of 2008, representing a decrease of 2.8% over the comparable period in 2007 and an increase of 16.8% sequentially. The year over year decrease was mainly due to a higher-than-normal dividend income of $3.3 million in the same period of 2007.

Net income. Net income for the third quarter of 2008 was $6.1 million, or $0.13 per basic share, compared to $6.3 million, or $0.14 per basic share, for the year-ago period, and $5.2 million, or $0.12 per basic share, for the previous quarter.

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

Our net cash generated from operating activities for the nine-month period ended September 30, 2008 was $5.2 million. This was primarily attributable to our net income of $16.6 million, adjusted by a net non-cash related expenses of $0.6 million, gain on sale of discontinued operations of $1.5 million and a net increase in the components of our working capital of $10.5 million.

Our accounts receivable balance as of September 30, 2008 was $57.7 million, consisting of $30.5 million in billed receivables and $27.2 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding as of September 30, 2008 were 113 days, as compared to last quarter’s 107 days.

Our inventory position at the end of the third quarter of 2008 was approximately $11.2 million, as compared to $8.0 million as of December 31, 2007.

Our net cash used in investing activities for the three-month period ended September 30, 2008 was $1.5 million. On September 12, 2008, we acquired approximately 17% shares of C-Platform Corporation’s capital stock on a fully diluted basis for a total cash consideration of $4.7 million. In addition, we acquired short-term investments of $4.4 million, which was partially offset by the $5.3 million proceeds we received from sales of available for sale securities. Our net cash provided by investing activities for the nine-month period ended September 30, 2008 was $2.6million.

Our net cash used by financing activities for the three-month and nine-month periods ended September 30, 2008 was $0.19 million. We spent $0.9 million for share buybacks, which was partially offset by proceeds we received from the exercise of stock options. Our net cash provided by financing activities for the nine-month periods ended September 30, 2008 was $1.3 million.

On September 25, 2008, we established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”), in Shanghai, with a total capital contribution of $732,000. Following the transaction, we hold 90% of AISH’s share capital. AISH mainly provides software and services to telecommunications carriers in Shanghai.

As of September 30, 2008, we had total short-term credit facilities of $34.7 million for working capital purposes, expiring in December 2009, which were secured by bank deposits of $11.3 million. As of September 30, 2008, unused short-term credit facilities were $27.7 million and used facilities totaled $7.0 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $2.2 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2008. Bank deposits pledged as security for these credit facilities totaled $13.5 million as of September 30, 2008 and are presented as restricted cash in our consolidated balance sheets.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for the next twelve months. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had short-term credit facilities for working capital purposes totaling $34.7 million, expiring in December 2009, of which $7.0 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $27.7 million.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value measurements”(“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements. Instead, it offers guidance on how to measure fair value by providing a fair value hierarchy which may be used to classify the sources of information. In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-1,”Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. These FSPs (1) defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), (2) exclude certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, from the scope of SFAS 157, and (3) include several specific examples of items eligible or not eligible for the one-year deferral. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FSP FAS 157-1 is effective upon the initial adoption of SFAS 157. FSP FAS 157-2 defers the effective date of certain provisions of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We are in the process of assessing the potential impact the adoption of SFAS 157 may have on our consolidated financial position or results of operations.

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

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2008. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of September 30, 2008, approximately 57%, or $92 million of our cash and cash equivalent were RMB-denominated and approximately 43%, or $70 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the Federal Reserve Bank of New York was US$1.00 = RMB6.7899. If the exchange rate were to increase by 10% to US$1.00 = RMB7.4689, our net assets would potentially decrease by $14.8 million. If the exchange rate were to decrease by10% to US$1.00 = RMB6.1109, our net assets would potentially increase by $18.1 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Discussions regarding In re Initial Public Offering Securities Litigation under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 14, 2008, as amended, are incorporated herein by reference. In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. This proposed settlement was conditioned on, among other things, a ruling by the court that the claims against us and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiff’s claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including us. The plaintiffs have since moved for certification of different classes in the six focus cases. Briefing on the class certification motion was completed in May 2008. On October 3, 2008, plaintiffs submitted a proposed order withdrawing the class certification motion without prejudice, which remains pending.

Discussions regarding In re Section 16(b) Litigation under Item 3, Part I of our annual report on Form 10-K filed with the SEC on March 14, 2008, as amended, are incorporated herein by reference. On July 25, 2008, we filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. Briefing on the motion is ongoing.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended September 30, 2008, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or Renminbi (RMB). As a result, we are subject to the effects of exchange rate fluctuations between those currencies. On July 21, 2005, the China government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in approximately 17% appreciation of the RMB against the U.S. dollar. The China government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the RMB against the U.S. dollar.

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

We may be required to record a significant charge to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

Our short-term investment policy and strategy attempt primarily to preserve capital and meet our liquidity requirements. Our marketable securities are classified as available-for-sale in short-term investments and are reported at fair value with net unrealized losses recognized as accumulated other comprehensive income in stockholders’ equity. As of September 30, 2008, we have unrecognized gains and unrecognized losses of $0.6 million and $4.0 million, respectively. The losses incurred on these short-term investments are primarily related to the changes in the general global market conditions. We consider these declines to be temporary in nature. If factors arise that would require us to account for the declines as other than temporary or if we are unable to hold the investments until the carrying value is recovered, we may need to recognize the declines as realized losses with a charge to income, which could have a material adverse effect on our financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2008, we announced a stock repurchase program under which we are entitled, from time to time for a period of nine months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of our outstanding common stock. As of September 30, 2008, we had repurchased 100,300 shares of our common stock at a total cost of $944,000 pursuant to this share repurchase program.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2008—July 31, 2008	—	$—	—	—
August 1, 2008—August 31, 2008	—	$—	—	—
September 1, 2008—September 30, 2008	100,300	$9.3854	100,300	2,899,700

Total	100,300	$9.3854	100,300	2,899,700

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: November 7, 2008	By:	/s/ Eileen Chu
	Name:	Eileen Chu
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1 (1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2 (1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3 (2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4 (2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5 (5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1 (1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1 (15)	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006 (English Translation)

10.2 (4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3 (4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4 (7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5 (5)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6 (8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7 (8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8 (8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9 (8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11 (8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.12 (8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13 (8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14 (8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15 (8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16 (9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17 (10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18 (10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20 (10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21 (10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22 (10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23 (10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24 (10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25 (12)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26 (12)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27 (12)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28 (12)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29 (12)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30 (12)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.32 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *

10.33 (13)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.34 (13)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007 *

10.35 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.36 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation) *

10.37 (13)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006(English Translation) *

10.38 (13)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation) *

10.39 (16)	Employment Contract between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) *

10.40 (16)	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation) *

10.41 (15)	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008(English Translation) *

10.42 (15)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 16, 2008 (English Translation) *

10.43 (6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44 (6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.45 (14)	Strategic Investors’ Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited.

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2003.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 14, 2004.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Annual Report on Form 10-K filed on March 15, 2006.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(13)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 30, 2006.
(15)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2008, as amended.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008.