Form 10-K/A
period 2007-12-31
ASIAINFO HOLDINGS INC
filed 2009-01-30
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

On March 14, 2008, AsiaInfo Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 with the Securities and Exchange Commission (the “Original Filing”). On March 18, 2008, the Company filed Amendment No. 1 on Form 10-K/A to the Original Filing (“Amendment No. 1”) solely to correct a technical error in the content of Item 15 of the Original Filing, “Exhibits, Financial Statement Schedules,” that caused certain exhibits to be inadvertently omitted from the Original Filing. In response to a comment from the staff of the Securities and Exchange Commission, which cited Questions 161.08 and 161.09 in the Corporate Finance Division’s Compliance and Disclosure Interpretations on Exchange Act Rules of September 30, 2008, the Company is filing this Amendment No. 2 on Form 10-K/A to the Original Filing (“Amendment No. 2”). The purpose of Amendment No. 2 is solely to refile the entire contents of the Original Filing together with the contents of Amendment No. 1, which included certifications from the Company’s Chief Executive Officer and Chief Financial Officer required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements contained in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

ASIAINFO HOLDINGS, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, the (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, the (“Exchange Act”). The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially are the factors discussed below under Item 1A, “Risk Factors”.

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

We have responded to a comment letter from the SEC dated December 31 2007 which contained eight comments. We believe we have responded to the comments in a satisfactory manner but as of the filing of this Form 10-K/A, we have neither received a follow-up comments letter nor a letter indicting that the SEC is satisfied with our responses.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class II Directors”, “Corporate Governance—Committees and Meetings Attendance”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2008 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K/A (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

ITEM 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K/A are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this Report.

Exhibit Number	Description
3.1(1)	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998

3.2(1)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999

3.3(2)	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000

3.4(2)	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001

3.5(5)	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007

4.1(1)	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated October 20, 2006 (English Translation) (filed herewith)

10.2(4)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.3(4)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004*

10.4(7)	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004

10.5(3)	Supplement and Amendment No.1 to Acquisition Agreement dated as of October 1, 2004

10.6(8)	Trademark License Agreement between Bonson Information Technology Limited and Lenovo (Beijing) Limited dated October 19, 2004

10.7(8)	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.8(8)	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004

10.9(8)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.10(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

10.11(8)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004

Exhibit Number	Description
10.12(8)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Services Co., Ltd. and Bonson Information Technology Limited dated October 19, 2004

10.13(8)	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004

10.14(8)	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004

10.15(8)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004

10.16(9)	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005*

10.17(10)	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004

10.18(10)	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.19(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.20(10)	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.21(10)	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004

10.22(10)	Power of Attorney executed by Zheng Wang dated December 2, 2004

10.23(10)	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004

10.24(10)	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004*

10.25(11)	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006

10.26(11)	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006

10.27(11)	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.28(11)	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006

10.29(11)	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006

10.30(11)	Power of Attorney executed by Jian Qi, dated June 2, 2006

10.31	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *(filed herewith)

10.32	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation) *(filed herewith)

10.33(12)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

Exhibit Number	Description
10.34(12)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007*

10.35(12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)*

10.36(12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)*

10.37(12)	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation)*

10.38(12)	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2006 (English Translation)*

10.39	Employment Contract between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2006 (English Translation) (filed herewith) *

10.40	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2006 (English Translation) (filed herewith)*

10.41	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation) (filed herewith) *

10.42	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation) (filed herewith)*

10.43(6)	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

10.44(6)	Change of Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004*

11.1	Statement regarding computation of per share earnings (included in Note 15 to the consolidated financial statements in this report)

21.1	Subsidiaries of AsiaInfo Holdings, Inc. (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu, dated January 30, 2009 (filed herewith)

24.1	Power of Attorney (included on signature page to this report)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 , dated March 14, 2008 (filed herewith)

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008 (filed herewith)

31.3	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 30, 2009 (filed herewith)

31.4	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 30, 2009 (filed herewith)

Exhibit Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 14, 2008 (filed herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 30, 2009 (filed herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 30, 2009 (filed herewith)

*	Management contract, or compensatory plan or arrangement.
(1)	Incorporated by reference to our Registration Statement on Form S-1 (No.333-93199).
(2)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on October 25, 2004.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 25, 2007.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2004.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2004.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2004.
(9)	Incorporated by reference to our Revised Proxy Statement for the 2005 Annual Meeting of Stockholders filed on April 14, 2005.
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 10, 2005.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 9, 2006.
(12)	Incorporated by reference to our Annual Report on Form 10-K filed on March 14, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 30, 2009.

ASIAINFO HOLDINGS, INC.

By:	/S/ JAMES DING
Name:	James Ding
Title:	Attorney-in-Fact

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