Form 10-K
period 2008-12-31
ASIAINFO HOLDINGS INC
filed 2009-03-05
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on The NASDAQ Global Market on June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $539,829,246.06.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,486,816 at February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially and adversely from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Factors that could cause actual results to differ materially include, but are not limited to, those factors discussed below under Item 1A, “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc., its subsidiaries and consolidated variable interest entities, or VIEs.

PART I

ITEM 1.	Business

Overview

AsiaInfo is a leading provider of high-quality telecommunications software solutions and information technology, or IT, security products and services in China. Our goal is to help our customers increase their business value in fast-growing and evolving markets.

We were founded in the United States in 1993, and subsequently moved our major operations to China in 1995. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, such as China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom. Since 1995, we have designed and implemented most of China’s major commercial Internet infrastructure projects, including ChinaNET for China Telecom, UniNET for China Unicom and CMCCNET for China Mobile. Each of those projects has included the high performance, and highly fault-tolerant software that we continue to develop and sell today.

In the telecommunications market, our software products and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure and services. Our software products can support millions of users, are designed with open architecture to facilitate customization, and are tailored for the specific needs of China’s market. In addition to providing software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and services to many small and medium-sized companies and some large government agencies in China.

Our operations are organized into two divisions, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and Lenovo-AsiaInfo Technologies, Inc. or Lenovo-AsiaInfo.

AsiaInfo Technologies encompasses our traditional telecommunications business and provides software solutions to China’s telecommunications carriers. Products and services in this division include:

•	business operation support systems, including billing, customer relationship management and partnership relationship management applications;

•	business intelligence systems, including data warehousing platforms, online analytical applications and data mining applications;

•	service and data applications, such as mail centers, mobile device management and mobile e-commerce platforms; and

•	network infrastructure services, including network design and implementation, integrated network management and professional maintenance and support.

Lenovo-AsiaInfo provides IT security products and services tailored for small to medium-sized companies and government agencies. Lenovo-AsiaInfo’s IT security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, Virtual Private Network, or VPN, and denial of service protection capabilities.

For the year ended December 31, 2008, approximately 83.7% of our total revenue was contributed by AsiaInfo Technologies, while the remaining revenue was contributed by Lenovo-AsiaInfo. See note 23 to our consolidated financial statements, included in this report, for further information about our operating segments.

Our Corporate Structure

Although we are organized as a Delaware corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under laws of the People’s Republic of China, or the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of our IT security business are subject to these restrictions on foreign investment. In order to comply with these laws and regulations, we have entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted businesses. Under accounting principles generally accepted in the United States of America, or US GAAP, Lenovo Computer and Lenovo Security are considered variable interest entities, or VIEs. US GAAP requires us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in either of Lenovo Computer or Lenovo Security.

In addition to Lenovo Computer and Lenovo Security, we established another VIE in June 2004 for the purpose of exploring opportunities to engage in the value-added telecommunications services business in the PRC. PRC regulations restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these regulations, we entered into various contractual arrangements with certain individuals to set up a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to explore opportunities to conduct value-added telecommunications services business in the PRC. For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of Computer Information Security Products and Services—Foreign Ownership Restrictions and License Requirements.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security, Lenovo Computer and Star VATS, please see the discussion in Item 1A of this Report, “Risk Factors”.

The following diagram illustrates the current organizational structure of our company and our operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operation.

(1)	Shanghai Xinjia Information and Technology Co., Ltd., or AISH, a domestic Chinese company, was established on September 25, 2008 with a total capital contribution of $732,000. AsiaInfo Technologies (China), Inc. holds 90% of AISH’s share capital. The remaining 10% of the share capital is held by Mr. Yao Yuan, the other shareholder of AISH.
(2)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees, but it is controlled by our subsidiary, AsiaInfo Technologies (China), Inc., through a series of contractual arrangements.
(3)	Lenovo Computer System and Technology Services Limited is a domestic Chinese company owned by subsidiaries of one of our indirect shareholders, Lenovo Group Limited, but it is controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.
(4)	Lenovo Security Technologies (Beijing), Inc. is a domestic Chinese company owned by Legend Holdings Limited, an indirect shareholder of our company, and two of our employees, but it is controlled by our subsidiary, Lenovo-AsiaInfo Technologies, Inc., through a series of contractual arrangements.
(5)	As AsiaInfo Management Software, Inc., or AIMS, has not conducted any significant business operations since 2007, we have begun the process of liquidating and dissolving AIMS. The dissolution, which is ongoing, has been approved by the relevant authorities in the PRC.

Industry Background and Market Opportunities

We operate in China’s telecommunications software and IT security products and services industry. The International Data Corporation, or IDC, a global market intelligence firm, estimated that the size of China’s telecommunications IT solutions market was approximately $1.7 billion in 2007, and will grow at a compound annual growth rate of 14.9% from 2007 to 2012. IDC also estimated that China’s IT security market size was $787 million in 2007 and was expected to grow at a compound annual rate of 29% from 2007 to 2012.

Telecommunications Market

According to the Ministry of Industry and Information Technology of China, or China MIIT, in 2008, the number of China’s mobile phone subscribers increased by 17% to 641 million while the number of China’s fixed-line phone subscribers decreased by 7% to 341 million. Additionally, the number of broadband access subscribers in China increased by 26% to 83 million in 2008. According to China Internet Network Information Center, or CNNIC, the number of Internet users in China increased 41.9% to 298 million in 2008.

Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which GDP reached RMB 30,067 billion in 2008, according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Year Over Year Growth Rate
	2005	2006	2007	2008	(2007-2008)
China’s GDP (RMB billion)	18,387	21,087	25,731	30,067	9%

	As of December 31,				Compound Annual Growth Rate
	2005	2006	2007	2008	(2005-2008)
Fixed-line Telephone
Subscribers (in millions)	350	368	365	341	-1%
Penetration rate	27%	28%	28%	26%	-1%
Mobile Telephone
Subscribers (in millions)	393	461	547	641	18%
Penetration rate	30%	35%	42%	49%	18%
Internet
Users (in millions)	111	137	210	298	39%
Penetration rate	8%	10%	16%	23%	42%
Broadband
Users (in millions)	40	55	66	83	28%

Source:	National Statistical Bureau of China, China MIIT, CNNIC

The telecommunications industry in China has recently experienced significant restructuring and consolidation. The previous four major telecommunications carriers that consolidated their business and emerged into three, China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom, collectively represent all of the market in China. We believe that increasing competition among these three operators will drive demand for telecommunications-related software and IT solutions in the long-run. Each operator currently faces the challenge of building out infrastructure and supporting its fully integrated services, and we are working with each operator to upgrade existing infrastructure to accommodate their newly acquired businesses. We have been working with these operators on migrating acquired users over to their existing systems and integrating their fixed-line, broadband and wireless businesses, and will continue to do so through 2009.

In January of 2009, regulatory authorities in China awarded third-generation, or 3G, mobile communications system licenses for three different standards to each of China Mobile, China Unicom and China Telecom. We believe the introduction and future development of 3G mobile communications systems in China will lead to nationwide Business Support Systems/Operating Support System, or BSS/OSS, upgrades and new system deployments. 3G is also likely to intensify competition among mobile operators and increase their overall telecommunications IT spending.

IT Security Market

Through our Lenovo-AsiaInfo division, we provide IT security products and services to small and medium-sized enterprises and large government agencies in China. According to a November 11, 2008 IDC report, in the first half of 2008, the size of China’s IT security market stood at $439.0 million, of which the security equipment sector accounted for the largest portion at 44.9%, followed by the security software sector with 29.4% and the security services sector with 25.7%.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to attain a leadership position in the telecommunications software and IT security products and services industry in China.

Leading provider of telecom BSS/OSS solutions. We are a leading provider of operation support systems to telecommunications carriers in China, particularly China Mobile and its provincial subsidiaries. We have deployed our industry-leading business operation support system solution for 11 of China Mobile’s 31 provincial subsidiaries, and our operating analysis and decision support system platform solution for China Mobile’s headquarters and 14 of its provincial subsidiaries. We have constructed over 30% of China Mobile’s billing and customer relationship management, or CRM, systems and approximately 50% of its business intelligence, or BI, systems, and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang Mobile provincial subsidiary, supporting over 40 million mobile subscribers. We believe our success with China Mobile and its provincial affiliates enhances our ability to provide support to other telecommunications carriers in their BSS/OSS systems construction.

Leader in Internet-related markets. We have been a leader in designing and implementing China’s Internet infrastructure. We have built first-class Internet infrastructure and provincial access networks, as well as user management systems and email systems, for China Mobile, China Unicom, and China Telecom. We anticipate that our strong track record and the success of the installed systems with these customers will continue to provide us with a competitive advantage in promoting our software solutions and services to these telecommunications carriers.

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

Customer-centric and cost-effective project management capability. Our project delivery time with key customers usually lasts between three to six months, and at times may last over a year. We believe customer satisfaction is essential to preserving customer loyalty. We emphasize the importance of remaining in close contact with our customers in order to meet their needs and demands during the course of our projects. We have developed a unique project management system to achieve maximum customer satisfaction in a cost-effective manner. We believe our effective project management system distinguishes us from our competitors in China.

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

Our Strategy

Our goal is to lead the industry in providing high quality telecommunications software products and IT security products and services in China that help our customers achieve rapid and sustainable business growth. The key aspects of our strategy include:

Focusing on telecom software solutions to meet customer needs. We believe the recent restructuring of China’s telecommunications industry, as well as the introduction and future development of third-generation, or 3G, mobile communications systems in China, represent significant growth opportunities for our business. We believe these market developments will lead to nationwide BSS/OSS upgrades and new system deployments throughout China. We also expect the introduction of 3G networks to intensify competition among mobile operators and drive up overall telecommunications IT spending. With our expertise and strong commitment to customer relationships, we believe we are well positioned to compete and benefit in China’s growing telecommunications software and services market.

Strengthening relationship with key customers. Our customers include all three major carriers in the telecommunications industry in China. We expect our customers’ software and IT security needs to evolve as they address an increasingly competitive market, continue their modernization process and offer their customers progressively more sophisticated and innovative solutions and services. We intend to address the software and IT needs of these large telecommunications carriers and increase the sales of our products and services by implementing, among others, the following measures:

•

Maintain high level of customer satisfaction. We aim to maintain a high level of customer satisfaction by continuing to exceed our customers’ expectations in the projects we undertake and provide quality services on an ongoing basis.

•

Anticipate customer needs. We will leverage our industry know-how and long-term customer relationships to understand our customers’ development and spending initiatives, so as to best coordinate our research and development and marketing efforts.

•

Actively identify cross-selling opportunities. Our solutions and services cover all major telecommunications systems and we believe there are substantial opportunities for us to cross-sell our wide range of products and services to our existing customer base. We will continue to leverage existing customer relationships and our on-going projects to actively identify opportunities to market additional solutions and services to our customers.

Addressing the IT security products and services market. Our strategy for our Lenovo-AsiaInfo division is to strengthen its market position in the IT security products and services market in China and increasingly focus on direct sales opportunities. We intend to continue expanding our customer base for Lenovo-AsiaInfo from a number of small-to-medium sized clients to a number of larger government entities.

Pursue strategic acquisitions and alliances that fit within our core competencies and growth strategy. We hold a leading position in the market for BSS/OSS systems and solutions in China, which we believe are important for the future development of the country’s telecommunications carriers. In recent years, we further strengthened our leading position in the telecommunications software solutions market through small strategic acquisitions. As the market for telecommunications software solutions in China continues to expand, we intend to selectively pursue additional acquisitions to access new sectors or new clients, expand our products and services offerings and/or strengthen our market leadership position. We also plan to continue forging strategic alliances with complementary businesses and technologies.

Enhancing our brand. We plan to continue building awareness of AsiaInfo as a leading provider of high quality telecommunications software products and IT security products and services in China. Our goal is to make the AsiaInfo brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value in our industry.

Products and Services

We leverage our core strengths in software and IT services to create product and solutions offerings for leading telecommunications service providers, as well as other major enterprises in China. Our AsiaInfo Technologies division offers a specialized suite of products for the telecommunications industry, while our Lenovo-AsiaInfo division focuses on IT security solutions for small and medium-sized enterprises. We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility and scalability required in a highly competitive, dynamic environment. In addition, we closely monitor world-wide technological developments in our service and product areas.

AsiaInfo Technologies—Software and Solutions for the Telecommunications Market

Through AsiaInfo Technologies, we provide high quality software and solutions to China’s telecommunications carriers. Our suite of innovative solutions include business and operation support systems, service application solutions and network infrastructure solutions, revenue from which are reported under software products and solutions or services category in our consolidated financial statements. The products and services we offer to the telecommunications industry include various software product suites, each of which is given the name of “Open” because the software installed is designed with open architecture to facilitate further development and customization for specific purposes. We typically integrate a combination of these products, together with our services, into customized solutions to address individual customer needs.

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of BSS/OSS to China’s telecommunications operators. Our core BSS/OSS offerings primarily include convergent billing solutions, CRM and BI systems.

Our BSS/OSS product suites include the following:

•

OpenBilling Product Suite. OpenBilling is a flexible, expandable convergent billing solution for telecommunications operators. OpenBilling supports the business of mobile operators by providing a full line of integrated solutions, including mediation, rating, billing, account balance management, as well as system monitoring and disaster recovery management. OpenBilling is designed with a multi-tier architecture, and is capable of being developed into full-service business operation support systems based on its core convergent billing function. OpenBilling is adaptable to various compatible commercial middleware, and consists of dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time. It also has a unified rating engine that provides flexible pricing mechanisms, a memory database technology that supports complex rating and billing activities, and a real time accounting system that can support sophisticated business requirements.

•

OpenCRM Product Suite. OpenCRM is a leading CRM solution suite for telecommunications operators. OpenCRM helps operators improve customer service quality, enhance customer satisfaction and build strong customer relationships. It uses a hierarchical structure that provides flexibility for transverse development, an open architecture to permit Enterprise Application Integration, or EAI, capability, and security technologies such as back-up, monitoring, auditing and emergency reporting.

•

OpenBOSS Product Suite. OpenBOSS is a carrier class business operation support system solution that provides comprehensive revenue, customer, and product and service management capabilities. With a modularized design, OpenBOSS mainly consists of OpenBilling and OpenCRM solutions that can be deployed independently.

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

•

OpenPRM Product Suite. OpenPRM is a system developed to calculate, manage and reconcile payment for intercarrier network access, including settlement of roaming charges between mobile operators, as well as management of agreements and settlements between operators and their business partners. The OpenPRM solution also provides support to telecommunications operators in their services to large enterprise customers and high-end individual customers, as well as their relationship management with third-party sales channels. Our OpenPRM software is comprised of three layers, including an access layer, a service layer, and a data layer. This multi-tier design provides flexibility to integrate with other systems, scalability, and high performance. OpenPRM includes a Workflow Management System, or WFMS, that performs a monitoring function by breaking down work activities into well-defined tasks, roles, rules and processes. The WFMS is designed to improve efficiency by helping carriers reconfigure their business processes to improve service quality and flexibility. OpenPRM also includes a business-oriented architecture and communications crossing application system, which allows centralized and integrated connection among various modules.

Network Infrastructure Solutions

Our network infrastructure solutions include network access and backbone infrastructure planning, design and implementation for telecommunications and Internet service providers. These services include technical training for our customers, as well as professional maintenance and support services. Together with these professional services, we offer comprehensive Internet Protocol, or IP, and business operation network management solutions through our NetXpert and OpenXpert product suites.

•

AsiaInfo NetXpert. AsiaInfo NetXpert, or NetXpert, is a carrier class data and IP network management solution. NetXpert covers network elements such as core, aggregation, and access layers of the carriers’ data and IP network, and provides comprehensive network management functions including fault, performance, topology and resource management. NetXpert also provides traffic analysis, Quality of Service, or QoS, and routing monitoring. It helps carriers to reduce their costs and improve maintenance efficiency by supporting multi-vendor environments and real-time optimization.

•

AsiaInfo OpenXpert. AsiaInfo OpenXpert, or OpenXpert, is an integrated telecommunications network management system. OpenXpert is able to generate a spectrum of network managerial data which enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM applications. OpenXpert includes a high function internal formulate engine that detects the root cause of network failures, and predicts which business and applications are likely to be affected. It also incorporates an integrated classification and authentication technology, to control different access and user authority for network management personnel at different levels.

Service Application Solutions

We design and provide a series of service applications that enable telecommunications operators and service providers to offer value-added services, such as Short Message Service or SMS, mobile email, mobile entertainment and mobile e-commerce. These applications often involve licensed third-party software that we customize or integrate with our proprietary software to provide individualized solutions. Our service applications products include:

•

AsiaInfo Mail Center. AsiaInfo Mail Center, or Mail Center, is our flagship online messaging software. Mail Center is carrier-scale messaging software designed to support electronic mail systems for the full range of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. The Wireless Application Protocol, or WAP and Multimedia Messaging System, or Short Message Service, or SMS, functions allow end-users to access emails at any time with a mobile connection.

•

AsiaInfo Spam Patrol. Our anti-spam software, AsiaInfo Spam Patrol, or Spam Patrol, offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade capability and content filtering.

•

AsiaInfo Net Disk. AsiaInfo Net Disk, or Net Disk, is a network hard disk product that facilitates Internet-based file transfer, sharing and management. It is capable of providing access authentication to a network hard disk, meaning that access is restricted to authorized persons. Net Disk is an independent software that does not rely on other software but can be linked to standard database programs. In addition, Net Disk supports other value added functions like data processing of short message folders and synchronization of mobile devices.

•

AsiaInfo Internet Short Messaging Gateway. AsiaInfo Internet Short Messaging Gateway, or AIISMG, is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single-point access and provincial roaming within China. AIISMG supports multi-protocols to transport short messages between different carriers and different mobile networks, including digital mobile, otherwise known as global system for mobile communications, or GSM, code division multiple access, or CDMA, Personal Handy-phone System, or PHS, and 3G networks. AIISMG uses mainstream development tools based on the UNIX platform. It features multi-task and multi-thread concurrent processing, full parameter tuning systems, expansion capability through a modularized and distributed architecture, and a high level of system stability facilitated by disk array and system redundancy.

•

AsiaInfo Device Management Platform. Following the Open Mobile Alliance, or OMA, series specification and running on the telecommunications operators’ network, our AsiaInfo Device Management Platform, or AIDMP, enables mobile operators to manage many kinds of mobile devices by the means of over the air, or OTA, technology and perform remote mobile device management such as remote diagnosis and parameter setup. AIDMP can also help operators to promote new services through firmware downloading and gather dynamic mobile usage information in support of marketing decision-making.

Lenovo-AsiaInfo—IT Security Products and Services

Lenovo-AsiaInfo provides security products and services for the small to medium-sized enterprise market in China, across a wide range of industries. Our product and service offerings at Lenovo-AsiaInfo focus mainly on firewall and VPN technologies.

IT Security Products

Our firewall products provide protection against unwanted intrusion while enabling the flow of approved network traffic. Our VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost-effective manner. Our security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and denial of service protection capabilities.

We design our security applications to maximize security and performance while using less physical space than competing products. Our security applications can be deployed to provide small to medium-sized businesses with secure Internet access and communications, both locally and from remote locations. We offer firewall and VPN solutions that protect data and communications throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include our Power V series and our Super V series firewalls, which are designed to meet the throughput requirements of companies of all sizes. In 2007 we launched our Network Gap product, which acts as a gateway and can physically separate a local area network, or LAN, from a public network when security is a concern.

Our firewall products include on-Chip-SRAM to ensure high speed access of processor chips to data, and multiple IP streaming classifications, parallel streaming, security module component technology and a hardware-based fast search algorithm to achieve multi-engine parallel wire-speed filtering. Our firewall products also utilize an advanced system architecture and complete anti-attack module to rewrite TCP/IP kernel and add an artificial intelligence mechanism to automatically adapt the system to a network. Our products are designed to identify and filter DoS/DDoS attacks by monitoring and analyzing data stream and identifying DoS/DDoS transport stream structure. Our firewall products also include the Lenovo Firewall Redundant Protocol to monitor the firewall service.

IT Security Services

In addition to our IT security products, we also offer various IT security services, including consulting, implementation, management and training services.

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We continuously upgrade our existing software products to enhance scalability and performance and to provide added features and functions. We had 568 employees in our research and development department as of December 31, 2008. Our principal software engineering group is located in Beijing. Our core product development teams for telecom software and IT security software are also located in Beijing. Approximately 87.6% of our 2008 research and development expenses were incurred by our AsiaInfo Technologies division while the remaining 12.4% was incurred by our Lenovo-AsiaInfo division.

During the fiscal years ended December 31, 2008, 2007 and 2006, we had research and product development expenses of $22.7 million, $17.6 million and $14.2 million, respectively.

The focus of our network services research is on new network technology development and the evaluation of solutions based on multi-vendor products. Our software research is focused on architecture study, software development platforms, commonly used libraries and other software management tools.

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

Customers

Our customers consist primarily of Chinese telecommunications service providers, including China Mobile, China Unicom, and China Telecom. For the year ended December 31, 2008, revenue from China Mobile accounted for $105.9 million, or approximately 60% of our total revenues. For the year ended December 31, 2008, revenues from China Unicom were $15.9 million, revenues from China Netcom Group Corporation (Hong Kong) Limited, or China Netcom Group, were $13.9 million and revenues from China Telecom were $12.0 million, each accounting for approximately 9%, 8% and 7% of our total revenues, respectively. China Unicom and China Netcom Group were consolidated in October 2008.

Through the development of our Lenovo-AsiaInfo business unit, we have gained exposure to customers outside of our traditional telecommunications base. The following discussion describes our primary customers in the telecommunications market, as well as the customers we are targeting in the non-telecommunications market.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 457 million wireless voice service subscribers as of December 31, 2008, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s Global System for Mobile Communications, or GSM, network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. China Unicom merged with China Netcom and became a full-service telecommunication provider in October 2008. As of December 31, 2008, China Unicom had 133 million GSM subscribers and 100 million Local Access subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia, mainly in southern China. It was officially established in May 2002 after a major restructuring of the former China Telecom, in which 10 subsidiaries of former China Telecom in northern China were merged with China Netcom. In September 2008, China Telecom bought China Unicom’s CDMA business and became a full-service telecommunication provider. As of December 31, 2008, China Telecom had 208 million local access lines in service, 44 million broadband subscribers, and 28 million CDMA subscribers.

Customers in the IT Security Products and Services Market

In response to the increasing demand for IT security products and services from small to medium-sized enterprises as well as from various governmental agencies in China, Lenovo-AsiaInfo has focused on providing sophisticated IT security products and services tailored for the China market. No single customer accounted for more than 10% of our consolidated revenues in the Lenovo-AsiaInfo division in 2008. Our targeted customers for IT security products and services include small to medium-sized organizations that use Internet protocol-enabled information systems. Our customers represent a broad spectrum of organizations across diverse sectors, including financial services, technology, government and education.

Sales and Marketing

Sales

As part of our sales strategy, we classify our market sectors and target opportunities on national and regional levels in China. This classification helps us determine our primary sales targets and prepare monthly and quarterly sales forecasts. Sales quotas are assigned to all sales personnel according to annual sales plans. We approve target projects, develop detailed sales promotion strategies and prepare reports on order forecast, technical evaluation, sales budgeting expense, schedules and competition analysis. After a report has been approved, a sales team is appointed consisting of sales personnel, system design engineers and a senior system architect.

For AsiaInfo Technologies, our division focusing on customers in the telecommunications business, we rely on our own sales force to market and sell our products and services in China. Our sales organizations are structured into three strategic customer accounts, namely China Mobile, China Unicom and China Telecom. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu, Fuzhou, Shenyang, Hangzhou, Nanjing and Guangzhou.

For Lenovo-AsiaInfo, our division addressing the IT security products and services market, we rely on our own sales force as well as a large number of sales distributors in China. Our sales force is mainly focusing on IT security solutions for the large government agencies market. In addition to our headquarters in Beijing, we also have direct sales personnel in our regional offices in various provinces.

Marketing

Both AsiaInfo Technologies and Lenovo-AsiaInfo have marketing and strategy departments, which focus on strategic planning, strategic alliance development, market analysis and software product development planning. In addition, we have a market communications department, which engages in a number of activities aimed at increasing public awareness of our products and services. Our marketing activities include:

•	managing and maintaining our website;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations programs; and

•	creating and placing advertisements.

Competition

We operate in a highly competitive environment, both in the telecommunications market and in the market for IT security services and solutions. In the telecommunications market, our competitors include multinational and local companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the IT security products and services market, our competitors include local players such as Topsec and international players such as Cisco.

We believe that we have competitive advantages in our product and service sectors due to our combined international and China expertise, customer-centric and cost effective project management capability, and established customer relationships. Our competitors, some of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

Government Regulation

Regulation of the Telecommunications Industry

The Chinese telecommunications industry, in which most of our largest customers operate, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government’s budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the MIIT and other ministries and government departments.

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

Under regulations introduced in December of 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China’s accession to the World Trade Organization. Under these provisions, certain qualifying foreign investors are permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications businesses (which include Internet service providers and Internet content providers) and wireless paging businesses. Furthermore, effective September 2008, the Provisions were further amended to lower capitalization thresholds for the operation of basic telecommunications services nationwide or beyond or within a single province, autonomous region or municipality directly under the central government’s control, and to simplify the application process. However, it is not clear if the new rules will encourage more foreign investment in the telecommunications sector.

In December 2001, the Ministry of Information Industry, or MII, which was reorganized as the MIIT in June 2008, promulgated the Administrative Measures for Telecommunications Business Operating Licenses. This regulation provides for two types of telecommunications operating licenses for carriers in the PRC, namely licenses for basic services and licenses for value-added services. In February 2003, the MII issued a new classification of basic and value-added telecommunications services. The revised classification maintains the general distinction between basic telecommunications services, or BTS, and value-added telecommunications services, or VATS and attempts to define the scope of each service. In particular, the 2003 classification delineated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communications services, domestic Internet virtual private network services and Internet data center services. Type 2 covers storage and retransmission (email, voice mail, facsimile), call centers, Internet access and information services.

As PRC regulations restrict direct foreign ownership of VATS businesses in the PRC, in order to comply with these regulations, we have entered into various contractual agreements with certain individuals to establish a domestic company, Beijing Star VATS Technologies, Inc., or Star VATS, to conduct value-added telecommunications services business in the PRC. Star VATS obtained a License for Operating Value-Added

Telecommunications Services (Type 2), issued by the MII initially in November 2004 and reissued in August 2008. By the current license, Star VATS is permitted to operate information services and call centres of Type 2 VATS. At present, our product and services offerings in the VATS area are still under development. We anticipate that in the future we will offer customers various Type 2 VATS.

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

In addition, in anticipation of China’s developing 3G telecommunications systems, on May 24, 2008, MIIT, the Ministry of Finance, and the National Development and Reform Commission, or NDRC, jointly issued a notice, known as “The Announcement on Deepening the Reform of the Structure of the Telecommunications Sector,” which mandates further reforms to China’s telecommunications system. The regulatory authorities indicated that additional policies and measures to encourage innovation and to strengthen supervision of the telecommunications industry would be promulgated.

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

Regulation of Systems Integration Involving State Secrets

In 2001, the State Secrecy Bureau of China promulgated a set of regulations, known as the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets. These regulations, referred to below as the State Secrets Regulation, also provide that a company must obtain a Qualification Certificate for Computer Information System Integration Involving State Secrets in order to carry on such business.

Regulation of Commercial Encryption Businesses

The Commercial Encryption Administrative Regulation, issued in 1999, is the principal regulation governing the commercial encryption business in China. “Commercial encryption” refers to encryption technologies and encryption products utilized for encryption protection or security authentication of information that is not related to state secrets. The Commercial Encryption Administrative Regulation also provides that encryption technology itself is a state secret; therefore, commercial encryption technology is subject to the State Secrets Regulation. As a result, foreign persons or foreign-invested enterprises are prohibited from engaging in any commercial encryption business in China. In addition, research, production, sale and use of encryption products in China are controlled by the National Encryption Administration Committee on behalf of the PRC government.

In December of 2005, the State Secrecy Bureau promulgated three new regulations, which provided additional administrative measures relating to the production and sale of commercial encryption products and scientific research on commercial encryption. All of these measures became effective on January 1, 2006. According to these measures, production and sale of commercial encryption products may only be undertaken by companies that are designated by China’s Encryption Administration Committee. A company producing or conducting research on commercial encryption products needs to apply for certification as a designated commercial encryption product production enterprise or research enterprise. A company selling commercial encryption products must obtain a Commercial Encryption Product Sales Permit for selling such products. A company holding such sales permit may not sell any commercial encryption products that are developed or produced outside of China.

Foreign Ownership Restrictions and License Requirements

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our IT security business. In order to comply with these restrictions, we entered into a series of contractual arrangements in connection with our acquisition of Lenovo’s IT services business in 2004. Those arrangements enable us to operate the part of that business that constitutes systems integration involving state secrets (including commercial encryption) through affiliated entities in which we do not hold a direct equity interest.

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

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and by two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Security or in Lenovo Computer, but instead enjoy the economic benefits of equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo Technologies, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. For more information on the regulatory and other risks associated with our contractual arrangements related to Lenovo Computer and Lenovo Security, please see the discussion below in Item 1A, “Risk Factors”.

Regulations affecting acquisitions of PRC companies by foreign entities

On October 21, 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a regulatory framework for acquisitions of PRC businesses involving offshore companies owned by PRC residents or passport holders, known as “round-trip” investments or acquisitions. Among other things, Circular 75 provides that if a round-trip investment in a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Circular 75 also provides that, prior to establishing or assuming control of an offshore company for the purpose of obtaining financing for that offshore company using the assets or equity interests in an onshore enterprise in the PRC, each PRC resident or passport holder who is an ultimate controller of such offshore company, whether an individual or a legal entity, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In May 2007, SAFE issued guidance to its local branches with respect to the operational process for SAFE registration, known as “Circular 106,” which standardized registration under Circular 75. In the past, we have acquired a number of assets from or equity interests in PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. We cannot, however, assure the compliance of all of our PRC-resident stockholders. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

Circular 75, Circular 106 and related regulations are relatively new and it is uncertain how these regulations will be interpreted, implemented or enforced. We cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by Circular 75, Circular 106 and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In addition, six PRC regulatory authorities, including the PRC Ministry of Commerce and the Chinese Securities Regulatory Commission, or CSRC, jointly promulgated regulations known as the Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, effective September 8, 2006. The New M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, on August 29, 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting the uses for the converted RMB. Circular 142 requires that the registered capital of a foreign-invested company denominated in RMB but converted from a foreign currency may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company that was denominated in RMB but converted from foreign currency. The use of such registered capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 may result in severe penalties, including significant fines. As a result, Circular 142 may significantly limit our ability to invest in or acquire other PRC companies using the RMB-denominated capital of our PRC subsidiaries.

Regulation of Software Production

The Chinese government has issued a series of incentives and preferential treatments for Chinese companies that are granted the status of a “software enterprise” by the MIIT. As set forth below under the heading “Certifications and Qualifications”, certain of our subsidiaries in China have obtained the Software Enterprise Certificate and the Key Software Enterprise Certificate, which entitle them to enjoy certain tax benefits. A discussion of those tax benefits is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Taxes.”

Certifications and Qualifications

Our products, facilities and activities must satisfy a range of criteria and conditions set by various industry bodies and governmental authorities in China in order for us to be eligible to supply our products and services. In addition, some certificates we hold, such as our Software Enterprise Certificates, listed below, are not mandatory for our business but may provide us with certain tax benefits or marketing advantages.

As of February 23, 2009, our subsidiaries or affiliates hold the following certifications or qualifications, among others:

•

Computer Information System Integration Qualification Certificate (Level 1) issued by the Ministry of Information Industry (holders: AsiaInfo Technologies (China), Inc. and Lenovo Security Technologies (Beijing), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Beijing Municipal Science & Technology Commission, the Beijing Municipal Finance Bureau, the Beijing Municipal National Taxation Bureau and the Beijing Municipal Local Taxation Bureau (holders: AsiaInfo Technologies (China), Inc. and Lenovo Security Technologies (Beijing), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Sichuan Municipal Science & Technology Commission, the Sichuan Municipal Finance Bureau, the Sichuan Municipal National Taxation Bureau and the Sichuan Municipal Local Taxation Bureau (holder: AsiaInfo Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by the China Software Industry Association (holders: AsiaInfo Technologies (China), Inc. and Lenovo Security Technologies (Beijing), Inc.);

•

Key Software Enterprise Certificate under the National Programming Layout issued by the National Development and Reform Commission, the Ministry of Information Industry, the Ministry of Commerce and the State Administration of Taxation (holder: AsiaInfo Technologies (China), Inc.);

•

CMMI (Capability Maturity Model Integration) LEVEL 5 Certificate issued by Software Engineering Institute of Carnegie Mellon University (holders: AsiaInfo Technologies (China), Inc. and AsiaInfo Technologies (Chengdu), Inc.);

•

National Information Technology Security Certification Authorization Certificate issued by the China Information Technology Security Certification Center (holder: Lenovo Security Technologies (Beijing), Inc.);

•

The People’s Republic of China License for Operating Value-Added Telecommunications Services issued by the Ministry of Industry and Information Technology (holder: Beijing Star VATS Technologies, Inc.);

•

National Information Technology Security Certification Service Qualification Certificate issued by the China Information Technology Security Certification Center (holder: Lenovo Security Technologies (Beijing), Inc.);

•

Certificate of Quality Management System Certification (GB/T19001-2000 idt ISO9001:2000 Standard) issued by the Beijing New Century Certification Co., Ltd. (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Sales Permit for Commercial Encryption Products issued by the PRC National Encryption Administration Committee (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Appointed Producer of Commercial Encryption Products issued by the PRC National Encryption Administration Committee (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Military Information Security Product Certification Certificates (Including Certificates for Seven Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Sales Permits of Specialized Products for Computer Information System Security (Including Sales Permits of Thirteen Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Interim Permits of Telecommunications equipment for telecommunications net (Including Interim Permits of Three Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Model Certificate of National Information Security Certification (Including Certificates for Eleven Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Test certificates of system product Involving Secret information (Including Interim Permits of Eight Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.); and

•	Model Certificate of Commercial encryption products (Including Interim Permits of Two Security Products) (holder: Lenovo Security Technologies (Beijing), Inc.).

Intellectual Property

Our success and ability to compete depend in part upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark and patent registrations. We have filed thirteen trademark applications with the United States Patent and Trademark Office, five of which have been passed on to registration and eight of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications for AsiaInfo’s logo with the Hong Kong Trade Marks Registry, all of which have been passed to registration. We have been granted eighteen patents and currently have ten pending patent applications with the China State Intellectual Property Office. More than 270 versions of our software products have been registered with the State Copyright Bureau in China.

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

Employees

As of December 31, 2008, we had 3,149 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western-educated Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.asiainfo.com, as soon as such reports become available on the Securities and Exchange Commission, or SEC, website at www.sec.gov.

ITEM 1A. Risk Factors

Certain Risks That May Affect Our Operating Results and Our Common Stock

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom. China Mobile accounted for 60% of our revenues in 2008 and 58% of our revenues in 2007. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits. Despite our entering the IT security products and services market following the acquisition of Lenovo’s IT service business unit in 2004, the revenue expected to be generated by customers outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other customers in the future.

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

The Chinese economic slow-down may negatively impact our operating results.

The Chinese economy has recently experienced a slowing of its growth rate. A number of factors have contributed to this slow-down, including appreciation of the Renminbi, the currency of China, or RMB, which has adversely affected China’s exports. In addition, the slow-down has been exacerbated by the recent global crisis in the financial services and credit markets, which has resulted in significant volatility and dislocation in the global capital markets. It is uncertain how long the global crisis in the financial services and credit markets will continue and how much adverse impact it will have on the global economy in general or the Chinese economy in particular. Slowing economic growth in China could result in slowing growth for China’s major telecommunications carriers, which are our largest customers, as well as slowing growth for enterprises and government entities that buy our IT security software and services. Any such adverse conditions for our customers could reduce their demand for our software and services and therefore reduce our revenues.

Further restructuring of China’s telecommunications sector may have an adverse impact on our business prospects and results of operations.

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

In May 2008, China announced a new restructuring plan for the country’s telecommunications operators. This restructuring plan reorganized the operations of Chinese telecommunications carriers, creating three major operators that have both mobile and fixed-line services. It is the Chinese government’s intention to enhance the competitiveness of local telecommunications operators and clear the way for 3G licenses, which were released after the completion of this restructuring. Such restructuring could disrupt, slow down or otherwise materially affect our customers’ capital expenditures on telecommunications infrastructure and improvement projects and, therefore, our revenues. Additionally, the competitive situation in the wireless communications market in China may be altered, or the resulting entities may change suppliers or sourcing policies. If China Mobile or any of our other large customers decides to significantly change its procurement methods for telecommunications software and services, reduces or eliminates the purchase of our software and services or becomes unable or refuses to pay for our software and services, our revenues would decline significantly.

Any future acquisitions or investments we make may expose us to potential risks and have an adverse effect on our ability to manage our business.

Selective acquisitions and strategic investments form part of our strategy to further expand our business. If we are presented with appropriate opportunities that we feel will enhance our revenue growth, operations and profitability, we may acquire additional businesses, services or products that are complementary to our core business. Such acquisitions could result in the use of significant amounts of cash and/or dilutive issuances of our common stock. Such acquisitions also involve other significant risks. For example, our integration of such acquired entities and/or operations into our business may not be successful and may not enable us to expand into new business platforms as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of new businesses into our operations has required significant attention from our management. Future acquisitions will also likely present similar challenges.

Future acquisitions or strategic investments may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and potential loss, or harm to, relationships with employees and clients as a result of our integration of new businesses. In addition, we cannot be sure that we will be able to realize the benefits we anticipate from acquiring any business, services and products, or that we will not incur costs, including those relating to intangible assets or goodwill, in excess of our projected costs for these transactions. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

The long and variable sales cycles for our software and services can cause our revenues and operating results to vary significantly from period to period and may adversely affect the trading price of our common stock.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our software and services involves a significant commitment of its resources and extended evaluation. As a result, our sales cycle tends to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our software and services. Because our major customers often operate large and complex networks, they usually expand their networks in large increments on a periodic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our results of operations may not be a good indication of our future performance and should not be overly relied upon. It is likely that our results of operations in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

Our working capital requirements may increase significantly.

We typically purchase hardware for our customers as part of our turn-key total solutions services. We generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favourable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 80% to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favourable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

We have sustained losses in prior years and may incur slower earnings growth, earnings declines or net losses in the future.

Although we had net income in 2004, 2006, 2007 and 2008, we sustained net losses in 2005. There are no assurances that we can sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows. The level of these expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage of those expenses, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses or slower earnings growth or earnings declines.

Our high level of fixed costs, as well as increased competition in the software market, could result in reduced operating margins.

We maintain a relatively stable work force of software and network engineers engaged in all phases of planning and executing projects on behalf of our customers. As a result, our operating costs are relatively fixed from quarter to quarter, regardless of fluctuations in our revenues. Future fluctuations in our revenues could result in decreases in our operating margins. In addition, enhanced competition in the software market and other markets in which we operate could result in reduced prices, which, together with our relatively fixed operating costs, could also result in reduced operating margins. Moreover, our operating margins may decline as a result of the strong bargaining power of our customers, general economic conditions or the restructuring of the telecommunications sector in China.

China’s laws and regulations currently prohibit foreign-invested companies from engaging in systems integration businesses involving state secrets, which is part of the IT services business we acquired from Lenovo in 2004. China’s laws and regulations also restrict certain foreign-invested companies from participating in the value-added telecommunications, or VATS, business. Substantial uncertainties exist with respect to our contractual arrangements with our affiliates engaged in these businesses, due to uncertainties regarding the interpretation and application of current and future China laws and regulations.

In 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, also referred to as “restricted businesses”. We and our PRC operating subsidiaries in China are considered foreign persons or foreign-invested enterprises under the laws of China and cannot therefore engage in restricted businesses. Many of the IT security services provided by our Lenovo-AsiaInfo division comprise restricted businesses. We operate the restricted businesses primarily through contractual agreements with Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, and Lenovo Computer System and Technology Services Limited, or Lenovo Computer. When we acquired the restricted businesses, we agreed to have Lenovo Security engage in the operation of the restricted businesses upon Lenovo Security’s receipt of all requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security has obtained most of these licenses. Certain licenses are subject to annual review and we cannot assure you that Lenovo Security can successfully renew such licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the restricted businesses and, consequently, generates most of our revenue derived from the restricted businesses.

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees, Mr. Jian Qi, the President and Chief Executive Officer of Lenovo-AsiaInfo division, and Ms. Zheng Wang, our Director of Investments. Mr. Qi and Ms. Wang are citizens of China. We do not currently have any equity interest in either Lenovo Computer or Lenovo Security, but instead enjoy economic benefits and control over these entities substantially similar to equity ownership through contractual arrangements among one of our wholly-owned subsidiaries, these affiliated entities and their respective shareholders. Consistent with the provisions of Financial Accounting Standard Board “FASB” Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51”, we consolidate the operating results of Lenovo Computer and Lenovo Security with our operating results.

At the closing of our acquisition of Lenovo’s IT services business, our PRC legal counsel who represented us in the transaction, T&C Law Firm, and PRC legal counsel to Lenovo Group, Tian Yuan Law Firm, each delivered legal opinions to the effect that our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that PRC government authorities will not ultimately take a view contrary to the opinion of our and Lenovo’s PRC legal counsel.

Like the IT security business in China, many aspects of the telecommunications services industry, such as VATS, are also restricted from foreign ownership in most circumstances. In September 2004 we entered into contractual arrangements with Star VATS, a domestic company owned by certain of our employees who are citizens of China, which has been established to engage in the VATS business in China. Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS. Star VATS will generate any revenue relating to such business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS and its shareholders. In the opinion of our PRC legal counsel who represented us in the transaction, T&C Law Firm, delivered at the time Star VATS was established, the contractual arrangements among us, Star VATS, and the shareholders of Star VATS were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, we cannot assure you that China government authorities will not ultimately take a view contrary to the opinion of our PRC legal counsel.

In addition, as part of the contractual arrangements described above, the shareholders of Lenovo Computer, Lenovo Security and Star VATS agreed to pledge their respective shares in those entities to certain of our subsidiaries. Pursuant to a regulation in China known as the Provisions for Changes of Investors’ Equity in Foreign Invested Enterprises, effective May 28, 1997, a pledge of the equity interests of a foreign-invested enterprise will only be effective after obtaining approval from and registering with the relevant governmental authorities. Furthermore, under the PRC Property Rights Law, effective October 1, 2007, a pledge is created only after registration with the local branch of the Administration for Industry and Commerce in China. The pledges of the equity interests in Lenovo Computer, a foreign-invested company, have not yet been approved by or registered with the relevant governmental authorities in China. Lenovo Computer intends, however, to take the necessary steps to comply with the requirements described above. In addition, the pledges of the equity interests in Lenovo Security have not been registered with the relevant governmental authorities in China because the registration procedures were only recently announced. Lenovo Security is currently in the process of registering such pledges. The pledges of the equity interests in Star VATS have recently been registered with the relevant governmental authorities in China. Before compliance with the approval and registration requirements described above, we cannot assure you that these pledges will be effective or deemed created by the relevant governmental authorities.

If we or any of our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are found to be in violation of any existing or future PRC laws or regulations concerning the systems integration business involving state secrets or the VATS businesses, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

•	revoking the business licenses of our subsidiaries in China;

•	discontinuing or restricting our PRC subsidiaries’ operations;

•	imposing conditions or requirements with which we or our PRC subsidiaries may not be able to comply; or

•	requiring us or our PRC subsidiaries to restructure the relevant ownership structure or operations.

The imposition of any of these penalties could have a material adverse effect on our ability to conduct our business.

The principal shareholders and directors of Lenovo Security, Lenovo Computer and Star VATS may have potential conflicts of interest with us, which may adversely affect our business.

We operate the restricted businesses in China primarily through Lenovo Security and Star VATS, which are jointly owned by certain of our employees, and through Lenovo Computer, which is indirectly owned by Lenovo Group Limited, the indirect parent company of one of our shareholders. Conflicts of interests between their duties to us and to Lenovo Security, Lenovo Computer and Star VATS may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these persons or their heirs or other successors may breach or cause Lenovo Security, Lenovo Computer and Star VATS to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Lenovo Security and Lenovo Computer and Star VATS and to receive economic benefits from them. Other than relying on the duties of loyalty owed to us by the shareholders of Lenovo Security and Star VATS who are also our officers, and the contractual arrangements with the shareholders of Lenovo Security, Lenovo Computer and Star VATS, we currently do not have any measure or policy to address these potential conflicts of interest. In the event of any disputes regarding the contractual arrangements, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Lenovo Security, Lenovo Computer and Star VATS, we would have to rely on legal proceedings, the outcome of which may be uncertain and which could be disruptive to our business.

Our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

We rely on contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS to operate our IT security and VATS businesses. These contractual arrangements, which require Lenovo Computer, Lenovo Security and Star VATS to pay service and licensing fees to our subsidiaries in China, are currently the primary means by which we could receive economic benefits from these affiliated companies. In the future, we expect to continue to obtain economic benefits from Lenovo Computer, Lenovo Security and Star VATS through these contractual arrangements. Although we have been advised by our PRC legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS are valid, binding and enforceable under PRC laws, these contractual arrangements may not be as effective as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

In addition, in the event we are unable to so extend our contractual arrangements, we may fail to obtain the requisite license to conduct certain IT security and VATS businesses in China and may be required to temporarily suspend these businesses.

Contractual arrangements we have entered into between our subsidiaries and each of Lenovo Computer, Lenovo Security and Star VATS may be subject to scrutiny by China tax authorities, and a finding that we or any of our subsidiaries or any of Lenovo Computer, Lenovo Security and Star VATS owe additional taxes or are ineligible for our preferential tax treatment, or both, could substantially increase our taxes owed, or could materially reduce our profits and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be audited or challenged by the tax authorities in PRC. If any of the transactions between our subsidiaries and each of Lenovo Computer, Lenovo Security and Star VATS are found to not have been entered into on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the tax authorities in China have the authority to disallow our tax savings, adjust the profits and losses of our respective Chinese entities and assess late payment interest and penalties. A finding by the tax authorities in China that we are ineligible for certain tax savings, or that any of our subsidiaries or any of Lenovo Computer, Lenovo Security and Star VATS is ineligible for their preferential tax treatment, could increase our taxes owed and reduce our profits and the value of your investment.

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

Regulations relating to acquisitions of Chinese companies by foreign entities may limit our ability to acquire Chinese companies and adversely affect the implementation of our acquisition strategy and any failure by our stockholders who are Chinese residents to make or obtain any required registrations pursuant to such regulations may subject us to legal sanctions.

On October 21, 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a regulatory framework for acquisitions of PRC businesses involving offshore companies owned by a PRC residents or passport holders, known as “round-trip” investments or acquisitions. Among other things, Circular 75 provides that if a round-trip investment in a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Circular 75 also provides that, prior to establishing or assuming control of an offshore company for the purpose of obtaining financing for that offshore company using the assets or equity interests in an onshore enterprise in the PRC, each PRC resident or passport holder who is an ultimate controller of such offshore company, whether an individual or a legal entity, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In May 2007, SAFE issued guidance to its local branches with respect to the operational process for SAFE registration, known as “Circular 106,” which standardized registration under Circular 75. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. We cannot, however, assure the compliance of all of our PRC-resident stockholders. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

As Circular 75, Circular 106 and related regulations are relatively new and it is uncertain how these regulations will be interpreted, implemented or enforced, we cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we cannot assure you that we or the owners of such companies will be able to complete the filings and registrations, if any, required by Circular 75, Circular 106 and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In addition, six PRC regulatory authorities, including the PRC Ministry of Commerce and the Chinese Securities Regulatory Commission, or CSRC, jointly promulgated regulations entitled Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules effective September 8, 2006. The New M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to the Ministry of Commerce of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the New M&A Rules, and any related approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, on August 29, 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting the uses for the converted RMB. Circular 142 requires that the registered capital of a foreign-invested company denominated in RMB but converted from a foreign currency may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company that was denominated in RMB but converted from foreign currency. The use of such registered capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 may result in severe penalties, including significant fines. As a result, Circular 142 may significantly limit our ability to invest in or acquire other PRC companies using the RMB-denominated capital of our PRC subsidiaries.

Asset impairment reviews may result in future write-downs.

Effective January 1, 2002, we adopted SFAS No. 142, which requires us, among other things, to conduct annual reviews of goodwill, and SFAS No. 144, which requires us to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. For example, we recorded a non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo’s IT services business in 2004. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

We have recorded a US$4.6 million non-cash impairment charge to net income, and may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

Our short-term investment policy and strategy attempt primarily to preserve capital and meet our liquidity requirements. Our marketable securities are classified as available-for-sale securities in short-term investments and are reported at fair value with net unrealized losses recognized as accumulated other comprehensive income in stockholders’ equity unless there is a decline in fair value below cost that we consider is other than temporary, in which case the amount of the decline would be recognized as a loss and reflected in our income statement. As of December 31, 2008, we recognized a $4.6 million non-cash impairment charge to net income related to our short-term investments in certain stock funds. We review our short-term investments to determine whether any differences between cost and fair value are other-than-temporary impairment in accordance with FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin Topic 5M, “The Meaning of Other-Than-Temporary

Impairment of Certain Investments in Debt and Equity Securities.” In addition, as of December 31, 2008, we also recognized a $2.0 million impairment on long-term investments, representing the decline in fair value of our 5% equity stake in Hinge Software Company Limited, a Shanghai-based provider of business intelligence software solutions. We review long-term investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may no longer be recoverable.

The losses incurred on these short-term and long-term investments are primarily related to the changes in the general global market conditions. If factors arise that would require us to account for additional declines as other than temporary or if we are unable to hold investments until the carrying value of such investments is recovered, we may need to recognize the declines as additional realized losses with a charge to income, which could have a material adverse effect on our financial condition and operating results.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with recent PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

On March 28, 2007, SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, also known as Circular 78. Under Circular 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted stock or stock options pursuant to our stock incentive plans are subject to Circular 78 because we are an overseas listed company. However, in practice, significant uncertainties exist with respect to the interpretation and implementation of Circular 78. We intend to submit the application for registration of our employee stock incentive plan as soon as possible. We cannot provide any assurance that we or our Chinese employees will be able to comply with, qualify under, or obtain any registration required by Circular 78. In particular, if we or our Chinese employees fail to comply with the provisions of Circular 78, we or they may be subject to fines and legal sanctions imposed by SAFE or other PRC governmental authorities, which could result in a material and adverse effect to our business operations and employee stock incentive plans.

We are highly dependent on our executive officers.

Each of our executive officers is responsible for an important sector of our operations. Although we believe that we have significant depth at all levels of management, the loss of any of our executive officers’ services could be detrimental to our operations. We do not have, and do not plan to obtain, “key man” life insurance on any of our officers.

We face a competitive labor market in China for skilled personnel and therefore are highly dependent on the skills and services of our existing key skilled personnel and our ability to hire additional skilled employees.

Competition for highly skilled software design, engineering and sales and marketing personnel is intense in China. Our failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. Competition for skilled personnel comes primarily from our local competitors, as well as a wide range of foreign companies active in China, many of which have substantially greater resources than we have. Limitations on our ability to hire and train a sufficient number of personnel at all levels would limit our ability to undertake projects in the future and could cause us to lose market share.

Increases in wages for software design, engineering, sales and marketing and management personnel will increase our net cash outflow and our gross margin and profit margin may decline.

Historically, wages for comparably skilled technical and management personnel in the telecommunications software solutions and IT security products industry in China have been lower than in developed countries, such as in the U.S. or Europe. In recent years, wages in China’s software and IT security industry have increased and may continue to increase at faster rates. Wage increases will increase our cost of our products and services of the same quality and increase our cost of operations. As a result, our gross margin and profit margin may decline. In the long term, unless offset by increases in efficiency and productivity of our work force, wage increases may also result in increased prices for our solutions and services, making us potentially less competitive. Increases in wages, including an increase in the cash component of our compensation expenses, will increase our net cash outflow and our gross margin and profit margin may decline.

We extend warranties to our customers that expose us to potential liabilities.

We customarily provide our customers with one to three year warranties, which cover third-party hardware and software products. Although we seek to arrange back-to-back warranties with hardware and software vendors, we have the primary responsibility with respect to their warranties. Our contracts often lack disclaimers or limitations on liability for special, consequential and incidental damages, nor do we typically cap the amounts our customers can recover for damages. In addition, we do not currently purchase any insurance policy with respect to our exposure to warranty claims. The failure of our installed projects to operate properly could give rise to substantial liability for special, consequential or incidental damages, which in turn could materially and adversely affect us.

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

The fact that our business is conducted in both U.S. dollars and RMB may subject us to currency exchange rate risk due to fluctuations in the exchange rate between those two currencies.

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

A majority of our revenues and expenses relating to hardware sales, the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between US dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or other business expansion.

We use U.S. dollars as our reporting and functional currency. The financial records of our Chinese subsidiaries are maintained in RMB, their functional currency. Their assets and liabilities are translated into U.S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rate might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $6.5 million, $7.0 million and $2.6 million in other comprehensive income (loss) in 2008, 2007 and 2006, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

We operate in a highly competitive environment, both in the telecommunications software market and in the market for IT security services and solutions. In the telecommunications software market, our competitors include both multinational and local companies such as Amdocs, Digital China, Huawei, Linkage and Neusoft. In the IT security services and solutions market, our competitors include local players such as Topsec and international players such as Cisco.

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

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including the Ministry of Industry and Information Technology, or MIIT, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

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

In the past, periods of volatility in the market price of a particular company’s securities have often been followed by the institution of securities class action litigation against that company. Many companies in our industry have been subject to this type of litigation in the past. Moreover we are currently involved in a securities class action litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March 2000. Although we cannot guarantee the outcome of these proceedings, we believe the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows. However, litigation is often expensive and diverts management’s attention and resources, and could materially and adversely affect our business.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of February 23, 2009, 43,486,816 shares of our common stock were outstanding, and there were approximately 4,412,876 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities. The issuance of a large number of additional shares of our common stock upon the exercise of outstanding options or in an equity financing transaction could cause a decline in the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur.

The risk of dilution and the resulting downward pressure on our stock price could also encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2009; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2011. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

Since we are a Delaware corporation and a public company in the United States, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences, including adverse publicity and damage to our reputation that may have a material adverse effect on our business, financial condition and results of operations.

We are subject to potential liabilities and anticipate recurring costs in complying with the Sarbanes-Oxley Act.

In July 2002, the Sarbanes-Oxley Act of 2002, or the Act, was signed into law. Among other things, the Act imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and sets stiff penalties for securities fraud. The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our directors, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

Section 404 of the Act requires our management and our independent registered public accounting firm to assess our internal controls over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Act for compliance with the requirements of Section 404. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Act. Moreover, effective internal controls over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent or detect fraud. Any failure to maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

We are exposed to certain tax risks with respect to tax benefits enjoyed by certain of our subsidiaries in China under the new Enterprise Income Tax Law of the PRC, or the EIT Law.

Our subsidiaries and affiliated entities in China are subject to tax in China. Historically, as foreign-invested enterprises, or FIEs, most of those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates as they have been qualified as key software enterprises or High and New Technology Enterprises (“HNTE”) under the new EIT Law. The official HNTE certificates have been issued to those subsidiaries in December 2008, prior to the filing of their China enterprise income tax returns.

Dividends payable by us to our non-PRC stockholders, and gains on the sales of our common stock, may be subject to withholding taxes under PRC tax laws, which may materially reduce the value of your investment.

The EIT Law and its implementing regulations, effective January 1, 2008, provide that a 10% withholding tax will normally be applicable on dividends payable to non-PRC stockholders which are derived from sources within the PRC, unless otherwise exempted or reduced by tax treaties or similar arrangements. Any gains realized on the transfer of shares by such stockholders may also be subject to a 10% withholding tax if such gains are regarded as income derived from sources within the PRC. The dividends we pay with respect to our common stock, or the gain our non-PRC stockholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The EIT Law and its implementing regulations are, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income. If we are required under the EIT Law and its implementing regulations to withhold PRC income tax on dividends payable to our non-PRC stockholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their shares of common stock, the value of your investment may be materially reduced.

ITEM 1B.	Unresolved Staff Comments

We did not receive any material comments from the SEC staff which were received more than 180 days before the end of 2008, regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2.	Properties

Our principal development facilities and administrative offices currently occupy approximately 11,096 square meters in a building located in the Beijing Zhongguancun Science Park. Each of our subsidiaries and VIEs generally entered into separate leases at this location, but on substantially the same terms. Most of the current leases for this facility expire in November 2010. In addition, we have regional branches in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Xi’an and Fuzhou, as well as a regional office in Santa Clara, California.

ITEM 3.	Legal Proceedings

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the US federal securities laws and was docketed in the United States District Court for the Southern District of

New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases, or the IPO Allocation Cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us, have all been transferred to a single federal district judge for purposes of case management.

In February of 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached an agreement in principle with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement in principle is subject to negotiation and finalization of a definitive settlement agreement, and to final approval of the definitive settlement documents by the court. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, we received a letter dated July 30, 2007 from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. On July 25, 2008, we filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. A decision on that motion is pending.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended December 31, 2008, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been quoted on The Nasdaq Global Market under the symbol “ASIA” since our initial public offering on March 2, 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on The Nasdaq Global Market.

	High	Low
2008:
Fourth Quarter	13.21	6.74
Third Quarter	14.72	7.92
Second Quarter	14.93	10.71
First Quarter	12.27	7.21

2007:
Fourth Quarter	13.42	8.58
Third Quarter	10.55	5.77
Second Quarter	9.98	6.72
First Quarter	8.84	6.15

As of February 23, 2009, we had approximately 109 holders of record of our common stock.

We have never declared or paid any dividends on our capital stock, and do not intend to pay dividends on our shares of common stock in the foreseeable future. Instead, we intend to reinvest all earnings for use in our business.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the common stock that may be issued under our existing equity compensation plans. Further information concerning our existing equity compensation plans is available in the section entitled “Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2009 annual meeting of stockholders to be filed with the SEC on or about the date hereof.

Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding units		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,372,605	(1)	$9.14	(2)	2,314,119	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	4,372,605	(1)	$9.14	(2)	2,314,119	(3)

(1)	Includes 3,356,752 of shares issuable upon exercise of outstanding stock options; 147,812 of shares issuable upon vesting of outstanding restricted stock units; and 868,041 of shares issuable under outstanding performance stock units.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units or the shares issuable under outstanding performance stock units, both of which have no exercise price.

(3)	Options and other awards that are outstanding under the Company’s existing stock option plans will become available for re-grant under our 2008 Stock Incentive Plan if those awards are forfeited or cancelled prior to vesting, exercise or expiration.

Stock Repurchase Information

The following table provides information with respect to common stock repurchases made by us in the fourth quarter of fiscal year 2008.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008—October 31, 2008	2,453,600	9.2680	2,453,600	446,100
December 1, 2008—December 31, 2008	35,400	10.8830	35,400	410,700
Total	2,489,000	9.2910	2,489,000	410,700

On September 17, 2008, we announced a stock repurchase program under which we are entitled, from time to time for a period of nine months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of our outstanding common stock. As of December 31, 2008, we had repurchased 2,589,300 shares of our common stock at a total cost of $24,131,380 pursuant to this share repurchase program.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our Company’s common stock, the Standard & Poor’s 500 Information Technology Sector Index, or the S&P 500 Information Technology, and the Nasdaq Stock Market Index for US and foreign companies, or the Nasdaq US & Foreign Index. The graph assumes the investment of $100 on December 31, 2003 in the common stock of our Company, the S&P 500 Information Technology and the Nasdaq US & Foreign Index, and assumes reinvestment of dividends. The stock price performance shown on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

	December 2003	December 2004	December 2005	December 2006	December 2007	December 2008
AsiaInfo Holdings, Inc.	100.00	89.22	59.58	114.97	164.67	177.25
Nasdaq US & Foreign Index	100.00	108.41	110.79	122.16	134.29	79.25
S&P 500 Information Technology	100.00	102.56	103.58	112.29	130.61	74.26

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” beginning on page 39 of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations.

	Years Ended December 31,
	2008	2007(1)	2006(2)	2005	2004
	(Amounts in thousands of US dollars except share and per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$175,543	$132,761	$109,583	$90,284	$100,279
Total cost of revenues	86,730	69,705	65,387	53,705	64,259
Gross profit	88,813	63,056	44,196	36,579	36,020
Total operating expenses	69,521	52,983	42,327	63,720	30,760
Minority interests	(15)	—	—	—	—
Income (loss) from continuing operations	17,810	20,334	4,996	(23,806)	10,597
Gain (loss) on discontinued operations	980	3,293	835	(13,363)	(806)
Net income (loss)	18,790	23,627	5,831	(37,169)	9,791

Income (loss) from continuing operations per share:
Basic	$0.40	$0.47	$0.11	$(0.53)	$0.23
Diluted	$0.38	$0.45	$0.11	$(0.53)	$0.20

Income (loss) from discontinued operations per share:
Basic	$0.02	$0.07	$0.02	$(0.30)	$(0.02)
Diluted	$0.02	$0.07	$0.02	$(0.30)	$(0.02)
Net income (loss) per share:
Basic	$0.42	$0.54	$0.13	$(0.83)	$0.21
Diluted	$0.40	$0.52	$0.13	$(0.83)	$0.19

	As of December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands of US dollars)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$172,119	$148,834	$104,575	$92,176	$94,156
Total assets	323,154	308,469	244,162	228,226	297,364
Total stockholders’ equity	208,402	207,788	162,461	167,624	201,792

(1)	We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, prospectively.

(2)	We adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” on January 1, 2006, prospectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those four customers in recent periods.

	Year Ended December 31,
	2008		2007		2006
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$105,895	60%	$76,986	58%	$66,890	61%
China Telecom	12,033	7	6,835	5	5,501	5
China Unicom	15,924	9	16,434	12	14,928	14
China Netcom*	13,916	8	12,731	10	13,212	12
Total	$147,768	84%	$112,986	85%	$100,531	92%

*	On October 15, 2008, China Netcom merged with China Unicom.

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

Since our acquisition of the non-telecommunications-related IT services business of Lenovo in October 2004, we have been organized as two business divisions: AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. For financial reporting purposes, each of the two business divisions is further organized into three product lines:

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

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users, and services provided in relation with software installation, customization, training and other services. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software products and solutions revenue also includes the benefit of value added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

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

	Years Ended December 31,
	2008			2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(amounts in thousands of US dollars)
Revenues net of hardware costs:
Software products and solutions revenue	$116,258	$23,929	$140,187	$80,447	$17,169	$97,616	$64,039	$8,059	$72,098
Service revenue	16,834	639	17,473	15,495	661	16,156	12,773	659	13,432
Third party hardware revenue net of hardware costs	690	492	1,182	900	49	949	1,181	22	1,203

Total revenues net of hardware costs	133,782	25,060	158,842	96,842	17,879	114,721	77,993	8,740	86,733
Total hardware costs	13,099	3,602	16,701	17,098	942	18,040	22,449	401	22,850

Total revenues	$146,881	$28,662	$175,543	$113,940	$18,821	$132,761	$100,442	$9,141	$109,583

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries. Prior to the enactment of China’s Enterprise Income Tax Law, which became effective from January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the new income tax law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the new tax law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as High and New Technology Enterprises, or HNTEs. Some of our Chinese subsidiaries have become subject to a normal 25% rate, with a few exceptions where certain of our PRC subsidiaries are still eligible for lower rates under the transition rules. The HNTE status allows qualifying entities to use a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprises have the option to renew for an additional three years through a simplified application process if the company’s business operations continue to qualify for HNTE status. After the first six years, enterprises would have to go through a new application process in order to renew their HNTE status. Prior to December 31, 2008, we applied for HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), Inc., or AICD, and Lenovo Security that would allow for a reduced 15% tax rate under new regulation. The HNTE certificates for the entities were issued by the relevant tax authorities as of December, 2008 prior to the filing of our 2008 China enterprise income tax returns. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for AICD. Lenovo Security was originally granted a “3+3 holiday”, which means, if it can maintain its HNTE status during the holiday period, the applicable tax rate would be 0% from 2005 to 2007 and 7.5% from 2008 to 2010. In this regard, we have used a 7.5% tax rate for 2008, 2009 and 2010 in the calculation of Lenovo Security’s current and deferred tax balances. AsiaInfo Technologies has been approved as a key software enterprise, it is eligible for the preferential tax rate of 10% for the year of 2008 and 15% for 2009 and 2010.

Sales of hardware procured in China are subject to a 17% value added tax. Most of our sales of hardware procured outside of China are made through our US parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value added tax. We effectively pass value added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value added tax refund. If the net amount of the value added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value added tax is included in software revenue. Historically, the VAT tax refund is not taxable as long as the refund is used for research and development activities. However, a new tax circular was issued by PRC State Administration of Taxation recently and indicated that the VAT tax refund is not taxable but when the refund is used for expenses or purchase of fixed assets, the expenses and depreciation associated with the purchased assets are not tax deductible. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the VAT refund as a taxable item going forward.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5% on certain types of service revenues, which are presented net of business tax incurred.

We are also subject to US income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our US parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in Renminbi. The value of our shares will be affected by the foreign exchange rate between US dollars and Renminbi because the value of our business is effectively denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the US dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from US dollars to Renminbi in order to address concerns regarding a possible increase in the relative value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2008.

Pursuant to the rate of exchange quoted by Federal Reserve Bank of New York, as of December 31, 2008 the exchange rate between the Renminbi and the US dollar decreased 6.5% to US$1.00 = RMB6.8225, compared to the rate of US$1.00 = RMB7.2946 as of December 31, 2007.

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

The information security products sold by our Lenovo-AsiaInfo division are accounted for under SOP 97-2 because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years. We recognize total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria are met regardless of whether the PCS terms are one two or three years because (a) PCS primarily includes telephone and online support, (b) PCS services are substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services have historically been insignificant and are expected to be insignificant in the future, and (d) PCS does not include upgrades or enhancements. PCS services provided beyond the first year of the service term have historically been negligible. We accrue the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. According to the new EIT law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies is 10% for 2008 and 15% for 2009 and 2010; the eligible tax rate for AICD is 15% for 2008 to 2010 and the rate for LN is 7.5% for 2008 to 2010. Unless otherwise specified, our other Chinese subsidiaries are subject to the statutory tax rate of 25%.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-that-not to be sustained upon audit by the relevant taxing authority based solely on technical merits of the associated tax position. The total amount of our unrecognized tax benefits as of the date of adopting FIN 48 was $685,000. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Goodwill. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We use a two-step impairment test to identify potential goodwill impairment and recognize a goodwill impairment loss in the statement of operations when the carrying amount of goodwill exceeds its implied fair value. We perform all goodwill impairment tests in the fourth quarter of each year. The latest goodwill impairment tests were performed in the fourth quarter of 2008 and no impairment losses was recognized.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literatures such as APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended)”, FASB

Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin Topic 5M, “The Meaning of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities”, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and the our intent and ability to hold the investment.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Total revenues increased 32.2% to $175.5 million in 2008, from $132.8 million in 2007. Revenue from software products and solutions was $140.2 million, representing a 43.6% increase from $97.6 million in 2007. The increases were primarily driven by a strong uptake for the Company’s comprehensive product portfolio of telecom software solutions as well as improving performance in the Company’s Lenovo-AsiaInfo business unit. Service revenue was $17.5 million, representing an 8.2% increase from $16.2 million in 2007. Revenue from third party hardware was $17.9 million, representing a decrease of 5.8% from $18.9 million in 2007. Third party hardware revenue has been generally decreasing as we focus on our core business of telecommunications software solutions, which generates higher gross profit margins compared to hardware sales. However, from time to time we offer third-party hardware as a part of total solutions in response to customer requests.

Our revenue from telecommunications software products and solutions provided by AsiaInfo Technologies grew by 44.5% to $116.3 million from $80.4 million in 2007. The increases in revenue reflect strong uptake for the Company’s software and service solutions among all three major telecom customers as well as increased revenues derived from business consulting service initiatives, such as providing data analysis expertise and helping existing customers to run their sales and marketing campaigns more effectively. Telecommunications-related third party hardware decreased 23.4% to $13.8 million in 2008 from $18.0 million in 2007.

Lenovo-AsiaInfo generated total revenue of $28.7 million in 2008, an increase of 52.3% from $18.8 million in 2007, reflecting a concerted effort to improve operations in this division, as well as increasing market penetration for Lenovo-AsiaInfo’s products among large government agencies in China. Lenovo-AsiaInfo accounted for approximately 16.3% of our total revenue in 2008, compared to 14% in 2007. Software solutions revenue of the division increased 39.4% to $23.9 million in 2008, from $17.2 million in 2007. Lenovo-AsiaInfo’s third party hardware revenue increased 313% to $4.1 million, which was due primarily to a contract we signed with an American company to re-sell its IT security products in China. Service revenue was flat as compared to 2007.

Cost of revenues. Our cost of revenues was $86.7 million in 2008, representing a 24.4% increase from $69.7 million in 2007, primarily due to the increased sales of software and services provided to meet increased demand.

Gross profit. Gross profit for our telecommunications business division increased 38.9% in 2008 to $72.2 million as a result of revenue growth in relatively high-margin software solutions and a decrease in relatively low-margin third party hardware sales in 2008. Gross profit for our Lenovo-AsiaInfo division increased 49.7% to $16.6 million reflecting the improved operation of that division. Our 2008 gross margin was 50.6% as compared to 47.5% in 2007 due to the increasing percentage of revenue generated from relatively high-margin software solutions and decreasing percentage of revenue generated from relatively low margin third party hardware.

Operating expenses. Total operating expenses increased 31.2% to $69.5 million in 2008. The increase in operating expenses was primarily driven by our efforts to expand our customer base and open new market opportunities through continual investment in research and development and sales and marketing initiatives.

Sales and marketing expenses increased 31.8% to $36.2 million in 2008, from $27.5 million in 2007, mainly due to higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

Research and development expenses increased 29% to $22.7 million in 2008, as compared to $17.6 million in 2007, mainly reflecting an increase in headcount in line with our strategy of continuing to invest in research and development of world-class products to take advantage of current and future market opportunities in China.

General and administrative expenses increased 34.2%, to $10.6 million in 2008, from $7.9 million in 2007. The year-over-year increase was mainly due to non-recurring professional fees incurred in the fourth quarter of 2008 as well as the reversal of bad debt provisions in the fourth quarter of 2007.

Income (loss) from operations. Income from operations increased to $19.3 million in 2008 from $12.8 million in 2007, reflecting our increased sales and our continued efforts to improve operational efficiency. Operating margin was 11.0% in 2008, as compared to 9.6% in 2007. Income from operations in 2007 included a one-time gain on settlement of escrow of $2.7 million.

Income tax expense. Income tax expense in 2008 was $4.3 million as compared to $1.9 million in 2007. Our effective tax rate was 19% for 2008 as compared to 9% for 2007. At year end 2007, the Chinese tax authorities had not yet issued detailed regulations on the applicable requirements and procedures for the application of preferential tax treatment for High and New Technology Enterprises, or HNTEs, which most of our subsidiaries would eventually qualify. As a result, we were required under applicable accounting standards to report our deferred tax assets as of December 31, 2007 at the then new statutory income tax rate of 25%, with a few exceptions where certain of our PRC subsidiaries were still enjoying the lower rates under the transition rules. Such reporting method resulted in a deferred tax benefit of approximately $1.0 million for the fourth quarter of 2007, which in turn lowered our annual effective tax rate in 2007. The new Chinese Enterprise Income Tax Law took effect on January 1, 2008, which unified the previous two separate tax regimes for domestic enterprises and FIEs in China. During the fourth quarter of 2008, three of our subsidiaries received a HNTE qualification and their tax rates are now at 15% or lower. Therefore, these entities’ deferred taxes are now tax effected at 15% rather than 25%, and as a result, caused a higher deferred tax expense, which is the main reason our effective tax rate is higher in year 2008.

Income (loss) from continuing operations. Net income from continuing operations was $17.8 million or $0.40 per basic share in 2008, as compared to $20.3 million or $0.47 per basic share in 2007. In the fourth quarter 2008, we recognized a non-cash impairment charge to earnings of $6.6 million, or $0.15 per basic share, which included a $4.6 million impairment on our short-term investments in stock funds and a $2.0 million impairment on a long-term investment, representing the decline in fair value of our five percent equity stake in Hinge Software Company Limited.

Income (loss) from discontinued operations. In line with our strategy of focusing on our core telecommunications and IT security business lines, we discontinued certain non-core businesses during the past several years. In January 2007, we sold certain assets and liabilities constituting our financial services IT solutions business, which was grouped under our Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems, a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3.6 million. In March 2008, we received part of a contingent payment from Fidelity and recognized the amount of $1 million as gain on sale of discontinued operations.

Net income (loss). In 2008, we recorded total net income of $18.8 million, compared to $23.6 million in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Total revenues increased 21% to $132.8 million in 2007, from $109.6 million in 2006. Revenue from software products and solutions was $97.6 million, representing a 35% increase from $72.1 million in 2006.

Service revenue was $16.2 million, representing a 21% decrease from $13.4 million in 2006. Revenue from third party hardware was $18.9 million, representing a decrease of 21% from $24.1 million in 2006. Third party hardware revenue generally decreased as we focused on our core business of telecommunications software solutions, which generates higher margins compared to hardware sales.

Our revenue from telecommunications software products and solutions grew by 26% to $80.4 million from $64.0 million in 2006, reflecting continued strong market demand for our telecommunications software solutions. Telecommunications-related service revenue increased 21% to $15.5 million in 2007 from $12.8 million in 2006. Telecommunications-related third party hardware decreased 24% to $18.0 million in 2007 from $23.6 million in 2006.

Lenovo-AsiaInfo generated total revenue of $18.8 million in 2007, an increase of 107% from $9.1 million in 2006, reflecting a strong recovery in our IT security business. Lenovo-AsiaInfo accounted for approximately 14% of our total revenue in 2007, compared to 8% in 2006, reflecting the division’s higher rate of growth from a relatively lower base. Software solutions revenue of the division increased 113% to $17.2 million in 2007, from $8.1 million in 2006, as a result of enhanced sales efforts. Lenovo-AsiaInfo’s service revenue increased 134% and hardware revenue was flat as compared to 2006.

Cost of revenues. Our cost of revenues was $69.7 million in 2007, representing a 7% increase from $65.4 million in 2006, primarily due to the increased cost of software and services provided to meet increased demand.

Gross profit. Gross profit for our telecommunications business division increased 28% in 2007 to $52.0 million as a result of revenue growth and a decrease in relatively low-margin third party hardware sales in 2007. Gross profit for our Lenovo-AsiaInfo division increased 213% to $11.1 million reflecting the continued recovery of that division. Our 2007 gross margin was 47% as compared to 40% in 2006 due to the decreasing percentage of revenue generated from relatively low margin third party hardware and the improved performance of our Lenovo-AsiaInfo division.

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

The increase in sales and marketing and research and development expenses was partially driven by increases in travel expenses and sales commissions as our revenue grew. It also reflected our efforts to break into new customer accounts and initiatives to capitalize on growing opportunities in China’s telecommunications and IT security markets.

General and administrative expenses decreased 1%, to $7.9 million in 2007, from $8.0 million in 2006.

Income (loss) from operations. Income from operations increased to $12.8 million in 2007 from $1.9 million 2006, reflecting strong revenue growth and continued improvement of operating margin in both our telecommunications and IT security business divisions. Also, included in 2007 income from operations was $2.7 million in other operating income. The other operating income relates to a Settlement Agreement that we entered into with Lenovo Group Limited to resolve certain matters arising out of acquisition of Lenovo’s IT services business in 2004. Excluding the impact of this other operating income, operating income would have been $11.0 million, representing a 479% increase from $1.9 million in 2006. Operating margin was 10% in 2007, as compared to 2% in 2006. Excluding the impact of the $2.7 million other operating income, operating margin in 2007 would have been 8%.

Income tax expense. Income tax expense in 2007 was $1.9 million, as compared to $0.8 million in 2006. Our effective tax rate in 2007 was 9% as compared to 13% in 2006. The PRC Enterprise Income Tax Law took effect on January 1, 2008, which unified the previous two separate tax regimes for domestic enterprises and FIEs in China. As of December 31, 2007, the Chinese tax authorities had not yet issued detailed regulations on the applicable requirements and procedures for the application of preferential tax treatment for High and New Technology Enterprises, which many of our subsidiaries are. As a result, we were required under applicable accounting standards to report our deferred tax assets as of December 31, 2007 at the statutory income tax rate of 25%, with a few exceptions where certain of our PRC subsidiaries were still enjoying the lower rates under the transition rules. Such reporting method resulted in a tax benefit of approximately $1.0 million for the fourth quarter of 2007, which in turn lowered our effective tax rate in 2007. A few of our other operating entities in China also reported higher deferred tax assets due to the rate change, but because those entities had full valuation allowances, no current tax benefit was recorded in 2007.

Income (loss) from continuing operations. Net income from continuing operations was $20.3 million or $0.47 per basic share in 2007, as compared to $5.0 million or $0.11 per basic share in 2006.

Income (loss) from discontinued operations. In December 2006, we entered into an agreement to sell our financial service IT solutions business. The transaction closed in January 2007. Due to the disposal of discontinued operations, we recorded net income from discontinued operations of $1.4 million in the first quarter 2007. In November 2005 we sold our interest in Han Management Consulting (China) Limited, or Han Consulting, to Han Consulting’s management team, at which time we recorded a loss of $6.4 million. This loss was partially reversed as a result of an unanticipated $1.8 million contingent payment, which we received in the fourth quarter of 2007. As a result, we recorded net income from discontinued operations of $1.8 million in the fourth quarter 2007. Our total income from discontinued operations was $3.3 million or $0.07 per basic share in 2007. This compares to $0.8 million, or $0.02 per basic share, in 2006.

Net income (loss). In 2007 we recorded total net income of $23.6 million, compared to $5.8 million in 2006.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2008 and 2007. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report.

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

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Selected quarterly operating results
Total revenues	$53,684	$44,795	$42,058	$35,006	$40,771	$32,365	$29,570	$30,055
Total cost of revenues	24,947	21,609	23,008	17,166	21,183	16,220	15,091	17,211
Gross profit	28,737	23,186	19,050	17,840	19,588	16,145	14,479	12,844
Total operating expenses	20,977	17,893	15,489	15,162	14,584	13,011	13,284	12,104
Gain on settlement of escrow	—	—	—	—	—	—	—	2,734
Minority interests	(11)	(4)	—	—	—	—	—	—
Income from continuing operations	2,211	6,099	5,221	4,279	6,613	6,272	2,498	4,951
Income on discontinued operations, net of taxes	—	—	—	980	1,848	—	—	1,445
Net income	2,211	6,099	5,221	5,259	8,461	6,272	2,498	6,396
Net income from continuing operations per share:
Basic	$0.05	$0.13	$0.12	$0.10	$0.15	$0.14	$0.06	$0.12
Diluted	$0.05	$0.13	$0.11	$0.09	$0.14	$0.14	$0.06	$0.11
Net income from discontinued operations per share:
Basic	$—	$—	$—	$0.02	$0.04	$—	$—	$0.03
Diluted	$—	$—	$—	$0.02	$0.04	$—	$—	$0.03
Net income per share:
Basic	$0.05	$0.13	$0.12	$0.12	$0.19	$0.14	$0.06	$0.15
Diluted	$0.05	$0.13	$0.11	$0.11	$0.18	$0.14	$0.06	$0.14

In line with our strategy of focusing on our core telecommunications software solutions and IT security products and services businesses, in 2007 we sold our financial service IT solutions business to Fidelity National Information Services. Please refer to Note 4 of the Notes to Consolidated Financial Statements for detailed information regarding discontinued operations. Certain reclassifications have been made to prior period data due to discontinued operations.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favourable payment terms from hardware vendors. However, we sometimes obtain less favourable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other financing requirements through private placements of equity securities, our initial public offering in 2000 and, to a limited extent, bank loans.

Our full year net operating cash flow in 2008 was $31.6 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalent, restricted cash and short-term investment totalling $213.3 million as of December 31, 2008 as compared to $214.6 million as of December 31, 2007. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by the share repurchase program we carried out during 2008, which utilized a total of $25.8 million in cash.

Our accounts receivable balance at December 31, 2008 was $52.0 million, consisting of $23.4 million in billed receivables and $28.6 million in unbilled receivables. Our billed receivables are recorded based on agreed milestones included in customer contracts. Our unbilled receivables are based on revenue we have booked through the percentage completion method, but for which we have not yet billed the customer.

As of December 31, 2008, our days sales outstanding was 99 days, as compared to 108 days at the end of the year 2007. The decrease is a combined result of our enhanced collection efforts and our improved sales contract management.

Our inventory position at the end of 2008 was approximately $12.3 million, up 53.6% as compared to the beginning of the year. This increase was a result of higher third-party hardware sales in the fourth quarter of 2008.

Our full year net cash generated from investing activities was $9.1 million in 2008. This was primarily due to the proceeds of $18.9 million from our sales of short-term investments and a decrease in restricted cash of $3.5 million, and was partially offset by purchase of short-term investments of $7.5 million, payment for an acquisition of $4.7 million, and purchase of property and equipment of $1.8 million.

Our full year net cash used in financing activities was $21.8 million. This was primarily due to repurchases of our common stock of $25.8 million.

As of December 31, 2008, we had total short-term credit facilities for working capital purposes totalling $34.6 million, expiring in December 2009. The credit facilities were secured by bank deposits of $11.3 million as of December 31, 2008. Credit facilities of $5.3 million pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2008, unused short-term credit facilities were $29.3 million. In addition, we had standby letters of credit and bank acceptance drafts as of December 31, 2008, which were collateralized by bank deposits of $1.2 million. Total bank deposits pledged as security for these credit facilities, standby letters of credit, and bank acceptance drafts totalled $12.5 million as of December 31, 2008 and are presented as restricted cash in our consolidated balance sheets.

As of December 31, 2008, we were committed under certain non-cancellable operating leases, requiring annual minimum rentals of approximately $3.3 million and $2.4 million in 2009 and 2010, respectively.

We anticipate that the net proceeds of our initial public offering in March 2000, together with available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2009. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had short-term credit facilities for working capital purposes totalling $34.6 million, expiring in December 2009, of which $5.3 million had been used for issuing standby letters of credit and bank acceptance drafts to hardware suppliers and customers. Unused short-term credit facilities were $29.3 million.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2008:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Others
	(amounts in thousands of US$)
Contractual Obligations
Operating Lease Obligations	5,752	3,271	2,481	—	—	—

Other long-term liabilities, such as unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historic trends to be used as a predictor for such payments.

Accounting Pronouncements

Recent accounting pronouncements—In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). Effective January 1, 2008, we adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a significant effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations (Revised 2007) (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We are in the process of assessing the potential impact the adoption of SFAS 141R may have on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We are in the process of assessing the potential impact the adoption of SFAS 160 may have on our consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS142-3: Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. We are in the process of assessing the potential impact the adoption of FSP 142-3 may have on our consolidated financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FAS132(R)-1: Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. We are in the process of assessing the potential impact the adoption of FSP 132-1 may have on our consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. We are in the process of assessing the potential impact the adoption of FSP 03-6-1 may have on our consolidated financial position or results of operations.

At a November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of Statements 141(R) and 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. We are in the process of assessing the potential impact the adoption of EITF 08-6 may have on our consolidated financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2008. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the US dollar and the Renminbi. Substantially all of our revenues, expenses and liabilities are denominated in either U.S. dollars or RMB. As of December 31, 2008, the noon buying rate of exchange quoted by the Federal Reserve Bank of New York was US$1.00 = RMB6.8225. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5048, our net assets would potentially decrease by $14.3 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1403, our net assets would potentially increase by $17.5 million.

The value of our shares may be affected by the foreign exchange rate between the US dollar and the Renminbi because the value of our business is denominated in Renminbi, while our shares are traded in US dollars. Furthermore, an increase in the value of the Renminbi may require us to exchange more US dollars into Renminbi to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the Renminbi and the US dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into Renminbi in anticipation of increases in the value of the Renminbi. We did not engage in any significant foreign exchange transactions in 2008.

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

Prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2008.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

We have audited the internal control over financial reporting of AsiaInfo Holding, Inc., its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, China

March 5, 2009

ITEM 9B. Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class I Directors”, “Corporate Governance—Committees and Meetings Attendance”, “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2009 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement. In addition, for information concerning our equity compensation plans, see the section entitled “Equity Compensation Plan Information” under Item 5 of this report on Form 10-K.

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

Exhibits

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998		S-1	3.1	333-93199	12/21/1999

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999		S-1	3.3	333-93199	12/21/1999

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000		10-K	3.3	001-15713	3/16/2001

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001		10-K	3.4	001-15713	3/16/2001

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007		8-K	3.1	001-15713	4/25/2007

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock		S-1/A	4.1	333-93199	2/3/2000

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated December 1, 2008 (English Translation)	X

10.2	Acquisition Agreement between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004		10-Q	10.15	001-15713	8/9/2004

10.3	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004		8-K	10.16	001-15713	10/25/2004

10.4	Trademark License Agreement between Lenovo (Beijing) Limited and Bonson Information Technology Limited dated October 19, 2004		10-Q	10.17	001-15713	11/9/2004

10.5	Patent, Copyright and Technology License Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004		10-Q	10.18	001-15713	11/9/2004

10.6	Patent Assignment Agreement between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004		10-Q	10.19	001-15713	11/9/2004

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.7	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004		10-Q	10.20	001-15713	11/9/2004

10.8	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004		10-Q	10.21	001-15713	11/9/2004

10.9	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Service Limited dated October 19, 2004		10-Q	10.22	001-15713	11/9/2004

10.10	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Service Limited and Bonson Information Technology Limited dated October 19, 2004		10-Q	10.23	001-15713	11/9/2004

10.11	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004		10-Q	10.24	001-15713	11/9/2004

10.12	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004		10-Q	10.25	001-15713	11/9/2004

10.13	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004		10-Q	10.26	001-15713	11/9/2004

10.14*	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005		8-K	10.1	001-15713	4/8/2005

10.15	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004		10-Q	10.26	001-15713	5/10/2005

10.16	Exclusive Business Cooperation Agreement between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.27	001-15713	5/10/2005

10.17	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.28	001-15713	5/10/2005

10.18	Equity Transfer Arrangement Agreement between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.29	001-15713	5/10/2005

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.19	Loan Agreement executed by Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004		10-Q	10.31	001-15713	5/10/2005

10.20	Power of Attorney executed by Zheng Wang dated December 2, 2004		10-Q	10.33	001-15713	5/10/2005

10.21	Share Pledge Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.34	001-15713	5/10/2005

10.22	Exclusive Option Agreement between Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.36	001-15713	5/10/2005

10.23	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006		10-Q	10.33	001-15713	8/9/2006

10.24	Equity Interest Transfer Agreement between James Ding and Jian Qi, dated June 2, 2006		10-Q	10.34	001-15713	8/9/2006

10.25	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006		10-Q	10.35	001-15713	8/9/2006

10.26	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006		10-Q	10.36	001-15713	8/9/2006

10.27	Loan Agreement between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006		10-Q	10.37	001-15713	8/9/2006

10.28	Power of Attorney executed by Jian Qi, dated June 2, 2006		10-Q	10.38	001-15713	8/9/2006

10.29*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.7	001-15713	3/16/2005

10.30*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.8	001-15713	3/16/2005

10.31*	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)		10-K/A	10.31	001-15713	1/30/2009

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.32*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 8, 2007 (English Translation)		10-K/A	10.32	001-15713	1/30/2009

10.33*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007		10-K	10.33	001-15713	3/14/2007

10.34*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Eileen Chu dated January 1, 2007		10-K	10.34	001-15713	3/14/2007

10.35*	Employment Contract between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)		10-K	10.35	001-15713	3/14/2007

10.36*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Eileen Chu, dated January 1, 2007 (English Translation)		10-K	10.36	001-15713	3/14/2007

10.37*	Offer Letter with Wei Li dated January 19, 2009 (English Translation)	X

10.38*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009	X

10.39*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009	X

10.40*	Employment Contract between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)	X

10.41*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)	X

10.42*	Employment Contract between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2008 (English Translation)	X

10.43*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yinhu Zhang, dated August 18, 2008 (English Translation)	X

10.44*	Employment Contract between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.41	001-15713	1/30/2009

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.45*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.42	001-15713	1/30/2009

10.46*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.14	001-15713	5/10/2004

10.47*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.15	001-15713	5/10/2004

10.48*	Employment Contract between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.39	001-15713	5/8/2008

10.49*	Confidentiality and Non-Competition Agreement between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.40	001-15713	5/8/2008

10.50*	AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, as amended through April 10, 2008		8-K	10.1	001-15713	4/10/2008

10.51*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10	001-15713	11/28/2006

10.52*	Strategic Investor’s Agreement dated November 29, 2006, by and among AsiaInfo Holdings, Inc., CITIC Capital MB Investment Limited and PacificInfo Limited		8-K	10.1	001-15713	11/30/2006

11.1	Statement regarding computation of per share earnings (included in Note 15 to the consolidated financial statements in this report)	X

21.1	Subsidiaries of AsiaInfo Holdings, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu, dated March 5, 2009	X

24.1	Power of Attorney (included on signature page to this report)	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 5, 2009	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 5, 2009	X

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 5, 2009	X

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 5, 2009	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

ASIAINFO HOLDINGS, INC.

By:	/S/ WEI LI
Name:	Wei Li
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

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

Signature	Title	Date
/S/ JAMES DING James Ding	Board Member and Chairman of the Board	March 5, 2009

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 5, 2009

/S/ WEI LI Wei Li	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2009

/S/ YUNGANG LU Yungang Lu	Board Member	March 5, 2009

/S/ DAVIN MACKENZIE Davin Mackenzie	Board Member	March 5, 2009

/S/ TAO LONG Tao Long	Board Member	March 5, 2009

/S/ TOM MANNING Tom Manning	Board Member	March 5, 2009

/S/ EDWARD TIAN Edward Tian	Board Member	March 5, 2009

/S/ QINGTONG ZHOU Qingtong Zhou	Board Member	March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also include the financial statement schedule listed in the Index at Schedule 1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective on January 1, 2007, the Company adopted the recognition and measurement methods under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE TOUCHE TOHMATSU CPA LTD.

Beijing, China
March 5, 2009

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$172,119	$148,834
Restricted cash	12,510	16,026
Short-term investments—available for sale securities	28,633	48,194
Short-term investments—held to maturity securities	—	1,541
Accounts receivable (net of allowances of $2,605 and $2,427 as of December 31, 2008 and 2007, respectively)	52,011	45,233
Inventories	12,322	8,023
Other receivables	2,813	3,426
Deferred income tax assets—current	3,334	1,693
Prepaid expenses and other current assets	5,425	6,526

Total current assets	289,167	279,496

Long-term investments	4,696	1,911
Property and equipment, net	2,887	2,344
Other acquired intangible assets, net	3,008	3,979
Deferred income tax assets—noncurrent	2,671	1,032
Goodwill	20,725	19,707

Total Assets	$323,154	$308,469

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,835	$23,095
Accrued expenses	14,235	12,671
Deferred revenue	44,414	29,093
Accrued employee benefits	27,570	20,724
Other payables	5,288	5,651
Income taxes payable	646	2,310
Other taxes payable	6,311	4,218
Deferred income tax liabilities	934	1,976

Total current liabilities	113,233	99,738

Unrecognized tax benefits	1,326	834
Other long term liabilities	135	109

Total liabilities	114,694	100,681

Commitments and contingencies (Note 17)
Minority interest	58	—

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; 0.01 par value, 46,466,170 and 45,026,203 shares issued as of December 31, 2008 and 2007, respectively; 43,466,170 and 44,781,903 shares outstanding as of December 31, 2008 and 2007, respectively)	464	450
Additional paid-in capital	215,948	207,865
Treasury stock, at cost (3,000,000 and 244,300 shares as of December 31, 2008 and 2007, respectively)	(27,749)	(1,953)
Accumulated deficit	(15,566)	(31,018)
Statutory reserve	17,212	13,874
Accumulated other comprehensive income	18,093	18,570

Total stockholders’ equity	208,402	207,788

Total Liabilities, Minority Interest and Stockholders’ Equity	$323,154	$308,469

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Software products and solutions	$140,187	$97,616	$72,098
Services	17,473	16,156	13,432
Third party hardware	17,883	18,989	24,053

Total revenues	175,543	132,761	109,583

Cost of revenues:
Software products and solutions	62,744	43,895	33,736
Services	7,285	7,770	8,801
Third party hardware	16,701	18,040	22,850

Total cost of revenues	86,730	69,705	65,387

Gross profit	88,813	63,056	44,196

Sales and marketing	36,220	27,482	20,137
General and administrative	10,606	7,903	7,960
Research and development	22,695	17,598	14,230

Total operating expenses	69,521	52,983	42,327

Gain on settlement of escrow (Note 25)	—	2,734	—

Income from operations	19,292	12,807	1,869

Other income
Interest income	4,670	4,705	3,899
Dividend income	545	4,187	347
Gain from sales of short-term investments	4,866	895	4
Impairment loss on short-term investments (Note 5)	(4,684)	(137)	(200)
Impairment loss on a long-term investment (Note 8)	(2,042)	—	—
Other income (expenses), net	(559)	(216)	(155)

Total other income, net	2,796	9,434	3,895

Income before provisions for income taxes, minority interest and discontinued operations	22,088	22,241	5,764
Provisions for income taxes	4,293	1,907	768

Income from continuing operations before minority interest	17,795	20,334	4,996

Minority interest	(15)	—	—
Income from continuing operations	17,810	20,334	4,996
Discontinued operations
Gain (loss) from operations of discontinued operations	—	(91)	695
Gain on sale of discontinued operations	1,306	3,384	140
Provision for income taxes	326	—	—

Income on discontinued operations, net of taxes	980	3,293	835

Net income	$18,790	$23,627	$5,831

Income from continuing operations per share:
Basic	$0.40	$0.47	$0.11

Diluted	$0.38	$0.45	$0.11

Income from discontinued operations per share:
Basic	$0.02	$0.07	$0.02

Diluted	$0.02	$0.07	$0.02

Net income per share:
Basic	$0.42	$0.54	$0.13

Diluted	$0.40	$0.52	$0.13

Weighted average shares used in computation:
Basic	44,828,915	43,644,845	43,630,365

Diluted	46,675,694	45,354,344	44,452,024

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Statutory Reserve	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Outstanding Shares	Amount
Balance at January 1, 2006	46,144,613	$469	$215,201	$(4,027)	$(55,064)	$8,677	$2,368	$167,624
Comprehensive Income:
Net income	—	—	—	—	5,831	—	—	5,831	$5,831
Statutory Reserve	—	—	—	—	(2,139)	2,139	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	2,603	2,603	2,603
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1	—	—	—	—	—	—	(3)	(3)	(3)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(160)	—	—	—	—	—	—	1,537	1,537	1,537
Transfer to income statement of other-than-temporary-impairment	—	—	—	—	—	—	200	200	200

Comprehensive income									$10,168

Stock option exercises	801,644	8	1,613	—	—	—	—	1,621
Restricted share units vesting	129,777	1	(1)	—	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	—	19
Share-based compensation (restricted share units)	—	—	482	—	—	—	—	482
Share-based compensation (performance-based restricted share units)	—	—	302	—	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—	—

Balance at December 31, 2006	43,076,034	$431	$195,881	—	$(51,372)	$10,816	$6,705	$162,461
Cumulative effect of unrecognized tax benefit on adoption of FIN 48	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	23,627	—	—	23,627	$23,627
Statutory Reserve	—	—	—	—	(3,058)	3,058	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,985	6,985	6,985
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $94	—	—	—	—	—	—	(801)	(801)	(801)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(2,697)	—	—	—	—	—	—	5,544	5,544	5,544
Transfer to income statement of other-than-temporary-impairment	—	—	—	—	—	—	137	137	137

Comprehensive income									$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	—	9,081
Restricted share units vesting	125,438	1	(1)	—	—	—	—	—
Performance-based restricted share units vesting	351,930	3	(3)	—	—	—	—	—
Share-based compensation (stock options)	—	—	426	—	—	—	—	426
Share-based compensation (restricted share units)	—	—	19	—	—	—	—	19
Share-based compensation (performance-based restricted share units)	—	—	3,516	—	—	—	—	3,516
Excess tax benefit from share-based compensation	—	—	2,591	—	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	—	(1,953)
Retirement of escrow shares returned (Note 25)	(648,769)	(6)	(3,624)	—	(2)	—	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	$(1,953)	$(31,018)	$13,874	$18,570	$207,788

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Statutory Reserve	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Outstanding Shares	Amount
Net income	—	—	—	—	18,790	—	—	18,790	$18,790
Statutory Reserve	—	—	—	—	(3,338)	3,338	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,486	6,486	6,486
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1,220	—	—	—	—	—	—	(3,646)	(3,646)	(3,646)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $1,377	—	—	—	—	—	—	(8,001)	(8,001)	(8,001)
Transfer to income statement of other-than-temporary-impairment	—	—	—	—	—	—	4,684	4,684	4,684

Comprehensive income									$18,313

Stock option exercises	585,951	6	3,947	—	—	—	—	3,953
Restricted share units vesting	122,137	1	(1)	—	—	—	—	—
Performance-based restricted share units vesting	731,879	7	(7)	—	—	—	—	—
Share-based compensation (stock options)	—	—	13	—	—	—	—	13
Share-based compensation (restricted share units)	—	—	600	—	—	—	—	600
Share-based compensation (performance-based restricted share units)	—	—	2,949	—	—	—	—	2,949
Excess tax benefit from share-based compensation	—	—	582	—	—	—	—	582
Repurchase of common stock	(2,755,700)	—	—	(25,796)	—	—	—	(25,796)

Balance at December 31, 2008	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$208,402

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,790	$23,627	$5,831
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(15)	—	—
Depreciation and amortization of property and equipment	1,401	915	1,259
Stock-based compensation expense	3,562	3,961	803
Amortization of other acquired intangible assets	1,589	1,785	1,506
Impairment loss on cost method investments	2,042	—	—
(Gain) loss on disposal of property and equipment	80	(4)	77
Impairment loss on short-term investments	4,684	137	200
Gain from sale of trading securities	(62)	(380)	—
Gain from sale of available for sales securities	(4,804)	(515)	(4)
Gain on settlement of escrow	—	(2,734)	—
Provision (reversal of provision) for bad debts	452	(642)	(654)
Gain on sale of discontinued operations	(1,306)	(3,384)	(140)
Proceeds from sales of trading securities	163	783	—
Purchases of trading securities	(101)	(403)	—
Excess tax benefit from share-based compensation	(582)	(1,179)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(7,230)	(8,027)	8,006
Inventories	(4,299)	(1,505)	(1,307)
Other receivables	612	586	(528)
Deferred income taxes	(624)	(307)	(321)
Prepaid expenses and other current assets	1,420	(951)	77
Accounts payable	(9,259)	2,947	8,354
Accrued expenses	1,564	897	259
Deferred revenue	15,321	5,873	4,680
Accrued employee benefits	6,846	2,278	6,527
Other payables	480	847	(167)
Other taxes payable	2,093	977	848
Income taxes payable	(1,767)	1,145	483

Net cash provided by operating activities	31,050	26,727	35,758

Cash flows from investing activities:
Decrease (increase) in restricted cash	3,516	(3,003)	724
Purchases of available for sale securities	(7,455)	(27,230)	(14,088)
Proceeds from sales of available for sale securities	18,853	37,113	13,538
Purchases of held to maturity securities	—	(1,537)	—
Proceeds from sales of held to maturity securities	1,541	—	—
Purchases of property and equipment	(1,812)	(1,152)	(687)
Proceeds from disposal of property and equipment	8	11	32
Purchase of businesses, net of cash acquired	(2,186)	(1,816)	(8,341)
Long term equity investment	(4,661)	—	—
Proceeds from disposal of discontinued operations	1,306	3,153	161

Net cash provided by (used in) investing activities	9,110	5,539	(8,661)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,953	9,082	1,507
Repurchases of common stock	(25,796)	(1,953)	(17,786)
Excess tax benefit from share-based compensation	582	1,179	31
Funds received from minority interest	73	—	—

Net cash (used in) provided by financing activities	(21,188)	8,308	(16,248)

Effect of exchange rate changes	4,313	3,685	1,550

Net increase in cash and cash equivalents	23,285	44,259	12,399

Cash and cash equivalents at beginning of year	148,834	104,575	92,176

Cash and cash equivalents at end of year	$172,119	$148,834	$104,575

Supplemental cash flow information:
Cash paid during the year:
Income taxes	$5,989	$975	$704

Supplemental disclosure of non-cash investing activities:

On January 24, 2007, the Company entered into a Settlement and Release Agreement with Lenovo Group Limited (“Lenovo”) to resolve certain matters arising out of the Acquisition Agreement dated July 27, 2004 and an Escrow Agreement dated October 19, 2004 between the Company and Lenovo. Under the Settlement and Release Agreement, 648,769 shares of the Company’s common stock, valued at $3,632, which had been held in escrow since the closing of the acquisition, were returned to the Company. Part of this amount off-sets the related claims of $898 against Lenovo, and the remaining $2,734 gain on settlement of escrow was recorded as gain on settlement of escrow.

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

(In thousands, except share and per share amounts)

1. Organization and Principal Activities

AsiaInfo Holdings, Inc. (“AsiaInfo”) is incorporated in the State of Delaware, in the United States (the “US”). AsiaInfo principally operates through the following directly owned subsidiaries, or their respective subsidiaries and variable interest entities (“VIEs”): AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“PRC”), Lenovo-AsiaInfo Technologies, Inc. (“Lenovo-AsiaInfo”) (100% owned), incorporated in the PRC, and Bonson Information Technology Limited, (“Bonson”) (100% owned), incorporated in the British Virgin Islands. AsiaInfo Holdings, Inc., its subsidiaries, and its VIEs are collectively referred to collectively as the “Company.”

The Company is a leading provider of high-quality software and IT service in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing software and customer solutions to China’s telecommunications carriers, the Company also offers a wide range of security products and services to small and medium sized Chinese enterprises across multiple vertical industries. Since the acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized into two business units: AsiaInfo Technologies and Lenovo-AsiaInfo. The software and customer solutions of AsiaInfo Technologies enable its customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Lenovo-AsiaInfo is principally engaged in non-telecommunications related IT services, particularly IT security products and services. The security products of Lenovo-AsiaInfo establish and deliver IT security services to customers in China.

PRC regulations prohibit direct foreign ownership of business entities providing value-added telecommunications services and IT security business services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo engages in such businesses through its VIEs, Lenovo Security Technologies (Beijing) Inc., Lenovo Computer System and Technology Service Limited and Beijing Star VATS Technologies, Inc.

Each of the VIEs was established or acquired by the respective equity owners on behalf, and for the exclusive benefit, of AsiaInfo Technologies or Lenovo-AsiaInfo. AsiaInfo Technologies or Lenovo-AsiaInfo funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment of Lenovo Security Technologies (Beijing), Inc. and Beijing Star VATS Technologies, Inc. were $2,903 (RMB 24,000) and $5,099 (RMB 40,000), respectively.

AsiaInfo Technologies or Lenovo-AsiaInfo entered into exclusive business cooperation agreements with each of the VIEs, where AsiaInfo Technologies or Lenovo-AsiaInfo provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs revenues. AsiaInfo Technologies or Lenovo-AsiaInfo also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to AsiaInfo Technologies or Lenovo-AsiaInfo, including the right to declare dividends, resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and AsiaInfo Technologies or Lenovo-AsiaInfo’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. Because AsiaInfo Technologies or Lenovo-AsiaInfo absorbs the majority of the economic rewards of the VIEs through dividends and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from AsiaInfo Technologies or Lenovo-AsiaInfo, it is the primary beneficiary of these VIEs. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (“FIN 46R”), AsiaInfo consolidated its VIEs from their inception.

The following financial statement amounts and balances of AsiaInfo’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2008	2007
Total assets	$17,125	$10,787
Total liabilities	14,202	9,150

	Years Ended December 31,
	2008	2007	2006
Net revenue	$25,312	$16,583	$15,247
Net (loss) income	1,242	609	(3,361)

2. Summary of Significant Accounting Policies

Basis of presentation—The consolidated financial statements of the Company, are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation—The consolidated financial statements include the financial statements of AsiaInfo, its subsidiaries and its VIEs. All inter-company transactions and balances are eliminated in consolidation.

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. As of December 31, 2008 and 2007, the Company had foreign bank balances located in the PRC of $152,124 and $98,850, or 71% and 66% of the Company’s total cash and cash equivalents, respectively.

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit, bank acceptance drafts and related to escrow account. The balance of restricted cash was $12,510 and $16,026 as of December 31, 2008 and 2007, respectively.

Fair value—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Short-term investments—Short-term investments are comprised of marketable debt and equity securities, which are classified as held-to-maturity, trading, or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The Company purchased and sold trading securities during 2008 but there were no outstanding balances at December 31, 2008 and 2007. Short-term investments classified as available for sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available for sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

The Company reviews its short-term investments for other-than-temporary impairment in accordance with FASB Staff Position SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and SEC Staff Accounting Bulletin Topic 5M, “The Meaning of Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities”, based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment.

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

Long-term investment—The Company accounts for its investment in Shanghai Hinge Software Co., Ltd (“Hinge”) and C-Platform Corporation (“C-Platform”) using the cost method of accounting as the Company does not have significant influence over Hinge and C-Platform’s business and operations. The Company carries the investment at cost and recognizes as income any dividends received from a distribution of investee’s earnings. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Goodwill—The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2008, 2007 and 2006.

Other acquired intangible assets, net—Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives The Company does not have intangible assets with indefinite useful lives.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 years
Trade names	2 to 6 years
Contract backlogs	0.5 to 2 years
Customer lists	5 years
Customer relationships	2 to 6 years
Distribution network	3 to 4 years
Software	1 to 6 years
Non-compete agreements	2 to 10 years

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

The Company reports revenue net of sales returns and business taxes. Business taxes included in revenue during 2008, 2007, and 2006 totalled $4,761, $2,474, and $2,017, respectively. Software revenue includes value added tax rebates received from the Chinese tax authorities on the sales of software and software-related services. Such rebates are granted to the Company as part of the PRC government’s policy to encourage software development in the PRC, and are recorded as a component of revenue when the relevant compliance requirements are met, there are no further obligations, and are not subject to future returns or reimbursements. Total rebates recorded were $7,405, $5,899 and $4,425 in 2008, 2007 and 2006, respectively.

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

Business taxes—AsiaInfo’s PRC subsidiaries and VIEs are subject to business taxes at the rate of 3% or 5% on certain types of services and the related revenues are presented net of business taxes incurred. The total amounts of business taxes charged against total revenues during 2008, 2007, and 2006 were $4,761, $2,474 and $2,017, respectively.

Value added tax—The Company’s PRC subsidiaries are subject to value added tax at a rate of 17% on revenues from procurement of hardware on behalf of customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”). Value added tax payable on revenues is computed net of value added tax paid on purchases. In respect of revenues on software sales, however, if the net amount of value added tax payable exceeds 3% of software sales, the excess portion of value added tax can be refunded immediately. The Company therefore is subject to an effective net value added tax burden of 3% from software sales. This government policy is effective until 2010. The net amount of value added tax is recorded either in the line item of other tax payable or prepaid expenses and other current assets on the face of consolidated balance sheet.

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

Income taxes—Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws and regulations applicable to the Company as enacted by the relevant tax authorities.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognised at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The total amount of our unrecognized tax benefits as of the date of adopting FIN 48 was $685. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

Use of estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: revenue recognition; valuation allowance for deferred tax assets and adequacy of unrecognized tax benefits; collectibility of accounts receivable and other receivables; inventory allowance; estimated useful lives and impairment of property and equipment and intangible assets; impairment of goodwill; valuation and impairment of short-term investments; impairment of long-term investments; adequacy of product warranty accrual; adequacy of allowance for sales return; fair value of stock options; and fair value of escrow shares (see Note 25).

Concentration of credit risk—The Company holds its cash and cash equivalents, restricted cash, and short-term investments in highly rated financial instruments and with highly rated financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk. The Company sells its products and services to various customers in the telecommunication industry in China as well as numerous small and medium-sized enterprise and government agencies in China. The Company generally requires no collateral against accounts receivable. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Information relating to the Company’s significant customers is summarized in Note 20.

Stock-based compensation—The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense recognized beginning January 1, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 based on the fair market value as of the grant date, measured in accordance with SFAS 123, and (b) compensation expense for all stock-based compensation awards granted on or subsequent to January 1, 2006, based on grant-date fair vale estimated in accordance with the provisions of SFAS 123(R). The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

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

Financial instruments—Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, other payables, income taxes payable, other taxes payable and long-term investments.

Short-term investments are classified as available-for-sale or trading, as discussed in Note 5. Certain long-term investments have been written down to their fair value, as of December 31, 2008, as discussed in Note 8. Other long-term investments are carried at cost because the fair value of the investments is not readily determinable.

The carrying values of other financial instruments approximate their fair values due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Recent accounting pronouncements—In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). Effective January 1, 2008, the Company adopted the measurement and disclosure other than those requirements related to nonfinancial assets and liabilities in accordance with guidance from FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal year 2009. The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a significant effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Business Combinations: (Revised 2007) (“SFAS 141R”). SFAS 141R is relevant to all transactions or events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer to recognize any assets and noncontrolling interest acquired and liabilities assumed to be measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of the consideration may be resolved beyond a reasonable doubt. This revised approach replaces SFAS 141’s cost allocation process in which the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their respective fair value. SFAS 141R requires any acquisition-related costs and restructuring costs to be expensed as incurred as opposed to allocating such costs to the assets acquired and liabilities assumed as previously required by SFAS 141. Under SFAS 141R, an acquirer recognizes liabilities for a restructuring plan in purchase accounting only if the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, are met. SFAS 141R allows for the recognition of pre-acquisition contingencies at fair value only if these contingencies are likely to materialize. If this criterion is not met at the acquisition date, then the acquirer accounts for the non-contractual contingency in accordance with recognition criteria set forth under SFAS 5, Accounting for Contingencies, in which case no amount should be recognized in purchase accounting. SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 141R may have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity and should be reported as equity on the financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Furthermore, disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company is in the process of assessing the potential impact the adoption of SFAS 160 may have on its consolidated financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position FAS142-3: Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The Company is in the process of assessing the potential impact the adoption of FSP 142-3 may have on its consolidated financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FAS132(R)-1: Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted. The Company is in the process of assessing the potential impact the adoption of FSP 132-1 may have on its consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP gives guidance on the computation of earnings per share and the impact of share-based instruments that contain certain nonforfeitable rights to dividends or dividend equivalents. The FSP is effective for fiscal years beginning after December 31, 2008 and early application is prohibited. The Company is in the process of assessing the potential impact the adoption of FSP 03-6-1 may have on its consolidated financial position or results of operations.

At a November 24, 2008 meeting, the FASB ratified the consensus reached by the Task Force in Issue No. 08-6: Equity Method Investment Accounting Considerations (“EITF 08-6”). Because of the significant changes to the guidance on subsidiary acquisitions and subsidiary equity transactions and the increased use of fair value measurements as a result of Statements 141(R) and 160, questions have arisen regarding the application of that accounting guidance to equity method investments. EITF 08-6 provides guidance for entities that acquire or hold investments accounted for under the equity method. This issue is effective for transactions occurring in fiscal years and interim periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is in the process of assessing the potential impact the adoption of EITF 08-6 may have on its consolidated financial position or results of operations.

3. Acquisitions

(a) In April 2008, the Company acquired a business known as Beijing AKS, which provides firewall software, for a consideration of $961. The Company believes the acquisition did not have a significant impact on the financial position and operating results of the Company.

The transaction was accounted using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $961 to the assets acquired, based on their estimated fair values as follows:

		Weighted average useful lives
Customer Relationship	$74	2.8 years
Software	79	5 years
Non-Compete Agreement	250	10 years
Goodwill	558

Total	$961

The fair values of the intangible assets were determined using the “cost”, “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to April 9, 2008, the acquisition date. The acquired goodwill is deductible for tax purposes.

(b) On October 15, 2007, the Company acquired a business known as Shenzhen Modern (“Shenzhen Modern”), for a total cash consideration of $2,194, including $60 in transaction costs, of which $1,050 and $1,144 were paid during 2007 and 2008 respectively. According to the terms of the agreement, the Company agreed to purchase Shenzhen Modern in exchange for a cash payment to be determined based on the fees from certain customer contracts being transferred to the Company as part of the acquisition. The primary reason for this acquisition was that the transaction furthers the Company’s on-going strategy of expanding its market-leading telecommunications software solutions business in China.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $2,194 to the assets acquired, based on their estimated fair values as follows:

		Weighted average useful lives
Contract Backlog	$166	0.5 year
Customer Relationship	460	5.3 years
Software	127	1 year
Non-Compete Agreement	56	5 years
Goodwill	1,385

Total	$2,194

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

(c) In May 2006, the Company acquired Shanghai Emice Information Technology Company Limited’s business of call centers, customer relationship management and business support systems servicing, for total a cash consideration of $4,179, including $51 in transaction costs, of which $3,763 was paid as of December 31, 2006, with the remaining balance of $416 paid in 2007. The primary reason for this acquisition was to provide Shanghai Mobile with a complete software solution and to further the Company’s strategy of expanding its high-margin telecommunications software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $4,179 to the assets acquired, based on their estimated fair values as follows:

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

(d) In May 2006, the Company acquired Shanghai Changjiang Technology Development Co. Ltd’s telecommunications operation support business group, for a total cash consideration of $610, including $47 in transaction costs, of which $324 had been paid as of December 31, 2006, with the remaining balance of $286 paid in 2007. The primary reason for this acquisition was to enhance the Company’s leading telecommunications software solutions offering, and to further its strategic focus on its core business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $610 to the assets acquired, based on their estimated fair values as follows:

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

(e) In July 2006, the Company acquired certain assets and businesses from Beijing GCTech Company Limited (“GCTech”), for a total cash consideration of $3,596, including $56 in transaction costs. The consideration of $3,596 had been paid off as of December 31, 2007. GCTech was also entitled to an additional earn-out payment, contingent on future performance, within two years after the closing date. No additional payment was made subsequent to 2007 as the condition for contingent consideration was not met. The Company believes that the acquisition furthers its strategy of expanding its high-margin telecommunications software solutions business.

The transaction was recorded using the purchase method of accounting, and accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $3,596 to the assets acquired, based on estimated fair values as follows:

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

4. Discontinued Operations

(a) On January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (“FIS”), which has been grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,581 (RMB25,430) which was structured as follows: (1) $1,653 (RMB11,740) was received from Fidelity upon closing; (2) $413 (RMB2,934) escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $1,515 (RMB10,756) was to be paid subject to adjustment based upon an earn-out calculation and certain other contingencies.

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sales of discontinued operations. Costs related to the contingent payments, amounting to $209 (RMB1,483), were accrued accordingly.

(b) In October 2005, the Company sold the assets and liabilities of its enterprise information system (“EIS”) business unit to Hinge, a privately-held company, in exchange for five percent of the outstanding equity interests of Hinge, valued at $1,729. The consideration received has been recorded by the Company as a long-term investment using the cost method as the Company does not have significant influence over the business and operations of Hinge.

(c) Also in October 2005, the Company sold all of its interest in Han Consulting (China) Ltd. (“Han”), to Han’s management team for a cash consideration of approximately $3,090 (RMB 25,000). The Company also released Han from the obligation of $6,080 in loans payable to the Company and injected transitional working capital of $1,020 into Han. The cash consideration to be received from Han was to be paid from Han’s net profit over five years through 2010, secured by a share pledge of 43% of Han’s equity. The Company has no involvement in Han’s operations after the disposal date. The Company’s management believed that there was significant uncertainty regarding the collection of the proceeds from this sale given the negotiated terms of the agreement and Han’s cumulative operating losses. Accordingly, recognition of the sales proceeds of $3,090 was not recorded on the sale date. In June 2007, the Company and Han’s management entered into a supplementary agreement to reduce the cash consideration of RMB 25,000 (an equivalent of $3,090) to RMB 12,500 (an equivalent of $1,711), which was received by the Company in December 2007. An outstanding payable balance to Han of $137 was also waived according to the agreement. The total amount of $1,848 was recognized as gain in the consolidated statement of operations in year 2007.

(d) In November 2005, the Company transferred its Government and Public Services information technology business (“GPS”) to Pansky Technology Group for no consideration.

All of the above divestitures were made based on the Company’s strategy to focus on core telecommunications software solutions, as well as the security products and services businesses that were reported in the Lenovo-AsiaInfo reportable segment. The accompanying consolidated statements of operations reflect the above business components as discontinued operations. Results of the discontinued operations for each of the disposed components are summarized as follows:

	FIS			EIS			HAN			GPS			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Revenue of discontinued operations	$—	$167	$3,617	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$167	$3,617

Income (loss) from operations of discontinued operations	—	(91)	695	—	—	—	—	—	—	—	—	—	—	(91)	695
(Loss) gain on sales of discontinued operations	1,306	1,536	—	—	—	(2)	—	1,848	131	—	—	11	1,306	3,384	140

Provisions for income taxes	326	—	—	—	—	—	—	—	—	—	—	—	326	—	—

Gain (loss) on discontinued operations	$980	$1,445	$695	$—	$—	$(2)	$—	$1,848	$131	$—	$—	$11	$980	$3,293	$835

5. Short-term investments

Short-term investments are classified as trading, available-for-sale or held-to-maturity securities. Trading securities consist of newly listed corporate stocks. All the trading securities were sold on their first trading day. Available-for-sale securities consisted principally of corporate stocks, bond funds, balanced funds and stock funds issued by major financial institutions. Held-to-maturity securities consisted of corporate bonds. As of December 31, 2008 and 2007, all short-term investments in debt securities had maturities of less than one year. The carrying value of investment securities sold is determined using the specific identification method.

The following table provides additional information concerning the Company’s available-for sale securities:

	December 31, 2008				December 31, 2007
	Cost(1)	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost(1)	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$16,785	$984	$—	$17,769	$20,964	$1,109	$—	$22,073
Balanced funds	—	—	—	—	3,562	5,199	—	8,761
Stock funds	10,808	8	—	10,816	11,687	5,471	—	17,158
Corporate stocks	48	—	—	48	202	—	—	202

Total	$27,641	$992	$—	$28,633	$36,415	$11,779	$—	$48,194

(1)	Cost is net of $4,684 and $137 impairment loss for the years ended December 31, 2008 and 2007 respectively, which represent the decline in fair value of the available-for-sale securities, which the Company determined was other-than-temporary, due to the continuing challenging global financial markets, poor performance of the global equity markets, as well as the duration and the extent to which the fair value of the investment has continued to be less than the cost.

As of December 31, 2008, no held-to-maturity securities or trading securities were held. As of December 31, 2007, held-to-maturity securities consisted of corporate bonds that have amortized costs totaling $1,541 and fair value of $1,540 and no trading securities were held.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine the fair value of trading and available-for-sale securities, which are included in the Company’s Level 1 investments. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of December 31, 2008. The Company’s Level 3 assets within investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values the Level 3 funds using the quoted market price as of the most recent priced day prior to the date of reporting because the 10 days gap between the pricing date and the date of reporting in such a short time period that the fair value of the investment is not materially changed.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of December 31, 2008 were as follows:

	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$17,769	$—	$—	$17,769
Stock funds	4,999	—	5,817	10,816
Corporate stocks	48	—	—	48

Total	$22,816	$—	$5,817	$28,633

The following table presents the changes in Level 3 stock funds measured on a recurring basis for the year ended December 31, 2008.

Year Ended December 31, 2008

Beginning balance	$—
Purchases	5,853
Unrealized gain	8
Impairment loss recognized	(44)
Ending balance	$5,817

The Company realized total gains of $4,866 (proceeds from the sale of trading securities of $163 with an aggregate cost of $101 and proceeds from the sale of available-for-sale securities of $18,853 with an aggregate historical cost of $14,049) and $895 (proceeds from the sale of trading securities of $783 with an aggregate cost of $403 and proceeds from the sale of available-for-sale securities of $37,113 with an aggregate historical cost of $36,598) during the years 2008 and 2007, respectively. The Company realized total gains of $4 (proceeds from the sale of available-for-sale securities of $6,791 with an aggregate historical cost of $6,787) during the year 2006.

6. Accounts Receivable

Accounts receivable balances included both billed and unbilled amounts. Revenue recognized in excess of billings is recorded as unbilled receivables. All billed and unbilled amounts are expected to be collected within one year. Accounts receivable balances included bank acceptance drafts receivable and commercial acceptance drafts receivable. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

The components of accounts receivable as of December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
Billed accounts receivable	$23,438	$22,676
Unbilled accounts receivable	29,057	22,490
Bank acceptance drafts	38	334
Commercial acceptance drafts	2,083	2,160
Less: accounts receivable allowance	(2,605)	(2,427)

Total accounts receivable, net	$52,011	$45,233

7. Inventories

The components of inventories as of December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
Raw materials	$824	$948
Finished goods	11,498	7,075

Total	$12,322	$8,023

8. Long term investments

(a) In October 2005, the Company acquired five percent of the outstanding equity interests of Hinge as set out in Note 4 (b). The investment is accounted for using the cost method as the Company does not have a significant influence over the business and operations of Hinge. Due to effects of the global financial crisis in 2008, Hinge’s business dropped significantly during 2008 causing a significant decline in fair value of Hinge. The Company determined that its investment in Hinge became worthless as of December 31, 2008 and that the decline in the fair value was other-than-temporary. Consequently, the Company recognized an impairment loss of $2,042, which is equal to the carrying amount of the investment after foreign exchange adjustment from the initial investment cost.

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting in accordance with APB 18 to record its investment in C-Platform.

C-Platform is a Cayman Island company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunication services, to telecommunications operators in China. The Company believes that the transaction furthers its on-going strategy of expanding its market leading telecommunications software solutions business in China.

9. Property and Equipment, Net

	Years Ended December 31,
	2008	2007
Furniture, fixtures and electronic equipment	$9,878	$8,692
Motor vehicles	807	505
Leasehold improvements	2,235	1,679
Software	2,155	1,942

	15,075	12,818
Less: Accumulated depreciation and amortization	(12,188)	(10,474)

Property and equipment, net	$2,887	$2,344

10. Goodwill

The changes in the carrying amount of goodwill during 2008 and 2007 were as follows:

	December 31,			December 31,
	2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$17,740	$1,967	$19,707	$16,026	$1,967	$17,993
Goodwill obtained in acquisitions of businesses	—	558	558	1,385	—	1,385
Foreign exchange difference due to translation	446	14	460	329	—	329

Ending balance	$18,186	$2,539	$20,725	$17,740	$1,967	$19,707

The Company performs its annual goodwill impairment tests on October 1 of each year. Based on the impairment tests performed, no impairment charges were recognized for years ended December 31, 2008, 2007 and 2006, respectively.

11. Other Acquired Intangible Assets, Net

	Years Ended December 31,
	2008				2007
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(2,133)	$—	$198	$2,331	$(1,943)	$—	$388
Trade names	341	(279)	—	62	341	(249)	—	92
Contract backlogs	2,451	(2,463)	12	—	2,451	(2,364)	8	95
Customer lists	131	(89)	12	54	131	(61)	8	78
Customer relationships	2,593	(1,277)	279	1,595	2,519	(695)	150	1,974
Distribution network	870	(859)	—	11	870	(657)	—	213
Software	1,758	(1,159)	153	752	1,679	(764)	89	1,004
Non-compete agreements	436	(122)	22	336	186	(59)	8	135

	$10,911	$(8,381)	$478	$3,008	$10,508	$(6,792)	$263	$3,979

The future amortization expenses for intangible assets with definite lives as of December 31, 2008 were as follows:

2009	$1,186
2010	988
2011	543
2012	144
2013	147

$3,008

As of December 31, 2008 and 2007, $630 and $690 of net acquired intangible assets, respectively, belonged to the Lenovo-AsiaInfo reportable segment, and net acquired intangible assets of $2,378 and $3,289, respectively, belonged to the AsiaInfo Technologies reportable segment.

The Company recognized no impairment loss on intangible assets with definite lives in 2008, 2007 and 2006.

12. Credit Facilities

As of December 31, 2008, the Company had total short-term credit facilities for working capital purposes totalling $34,631, expiring in December 2009. The credit facilities were secured by bank deposits of $11,336 as of December 31, 2008. Credit facilities of $5,332 were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2008, unused short-term credit facilities were $29,299. In addition, the Company had standby letters of credit and bank acceptance drafts as of December 31, 2008, which were collateralized by bank deposits of $1,169. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totalled $12,505 as of December 31, 2008 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2007, the Company had total short-term credit facilities totalling $41,904, which expired in March 2008 and were secured by bank deposits of $14,335.

13. Accounts payable

Accounts payable included bank acceptance drafts payable of $2,328 and $3,627 and commercial acceptances payable of $216 and $550 as of December 31, 2008 and 2007, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

14. Other Taxes Payable

	Year Ended December 31,
	2008	2007
Individual income taxes withheld	$2,139	$1,492
Business taxes payable	3,893	2,588
Others	279	138

	$6,311	$4,218

15. Income Taxes

The components of income (loss) before provisions for income taxes, minority interest and discontinued operations are as follows:

	Years Ended December 31,
	2008	2007	2006
United States	$(3,078)	$(2,625)	$(634)
Foreign	25,166	24,866	6,398

	$22,088	$22,241	$5,764

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Current
United States:
Federal	$2,098	$1,389	$31
State	92	1	1
Foreign	3,881	2,516	1,217

Total current income tax expense	6,071	3,906	1,249
Deferred
United States:
Federal	(552)	(555)	—
State	(19)	(56)	—
Foreign	(1,207)	(1,388)	(481)

Total deferred income tax benefit	(1,778)	(1,999)	(481)

Total provisions for income taxes	$4,293	$1,907	$768

The components of deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Allowances and reserves	$4,653	$3,919
Depreciation	521	48
Net operating loss and credits carry forwards	3,262	3,125
Acquired intangibles	1,775	937

Total gross deferred tax assets	10,211	8,029
Valuation allowance	(4,920)	(4,462)

Total net deferred tax assets	5,291	3,567
Deferred tax liabilities:
Unrealized gain on short term investments	(220)	(2,818)

Total net deferred tax assets	$5,071	$749

	Years Ended December 31,
	2008	2007
Current deferred tax assets	$3,334	$1,693
Non-current deferred tax assets	2,671	1,032
Current deferred tax liabilities	(934)	(1,976)
Non-current deferred tax liabilities	—	—

Total net deferred tax assets	$5,071	$749

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2008, operating loss carry forwards amounted to $776 for California state income tax purposes, which will begin to expire in 2013. A valuation allowance of $4,919 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that enjoy tax holidays or preferred tax treatment, as discussed below.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008. Prior to December 31, 2008, certain of our PRC entities applied for New and High-Tech Enterprise (“HNTE”) status that would allow for a reduced 15% tax rate under China’s EIT Law. The official HNTE certificates have been issued to those subsidiaries on December, 2008, prior to the filing of their China enterprise income tax returns. Accordingly, we have used the reduced applicable tax rates in our calculations of current and deferred tax balances. We have applied the lower tax rates in our calculation of deferred taxes because we expect to retain the HNTE status for the foreseeable future.

On December 31, 2008, the Company received a notification from the National Development and Reform Commission, the Ministry of Industry and Information Technology, Ministry of Commerce, and State Administration of Taxation that its subsidiary, AsiaInfo Technologies qualifies as a “Key Software Enterprise” for fiscal year 2008 and therefore should enjoy a 10% tax rate for income earned during 2008. AsiaInfo Technologies also received a similar preferential tax rate for the 2007 year. However, due the significant uncertainty of obtaining similar preferential tax rates for future years, the Company did not assume AsiaInfo Technologies would continue to enjoy the 10% tax rate after year 2009. Instead, it has used the 15% preferential tax rate in calculation of deferred taxes of AsiaInfo Technologies because it has obtained HNTE status as described above.

Our AICD subsidiary was also granted HNTE status in December 2008. It is expected to enjoy the 15% tax rate beginning in 2008 and ending in 2010.

Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

Lenovo Securities Technologies (Beijing), Inc., one of our variable interest entities, was granted a preferential tax rate at 50% of the regular corporate tax rate from 2008 to 2010. As this entity also was granted the HNTE status in December 2008, its tax rate would be 7.5% for years 2008 to 2010, which is 50% of the 15% preferential tax rate granted to this entity.

Under applicable accounting principles, a deferred tax liability should be recorded for taxable temporary differences attributable to the excess of financial reporting basis over tax basis in a domestic subsidiary. However, recognition is not required in situations where the tax law provides a means by which the reported amount of that investment can be recovered tax-free and the enterprise expects that it will ultimately use that means. We have not recorded any such deferred tax liability attributable to the undistributed earnings of our financial interest in VIE affiliates because we believe such excess earnings can be distributed in a manner that would not be subject to tax.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $57,546 as of December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits), if any.

Reconciliation between the provision for (benefit of) income taxes computed by applying the US federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	2008	2007	2006
US Federal Rate	35%	35%	35%
Difference between statutory rate and foreign effective tax rate	(37)%	(29)%	(27)%
Subpart F income inclusion	4%	5%	16%
Stock based compensation	(1)%	4%	—
Change in valuation allowance	2%	2%	(13)%
Qualified Electing Fund income	8%	8%	—
Change in tax rates	8%	(16)%	2%

	19%	9%	13%

During the years ended December 31, 2008, 2007 and 2006, if the Group’s subsidiaries and VIE in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, income tax expense and earnings per share amounts would be as follows:

	For the year ended December 31
	2008	2007	2006
Changes in income tax expense	$1,089	$1,295	$903
Net income per ordinary share-basic	0.40	0.51	0.11
Net income per ordinary share-diluted	0.38	0.49	0.11

Effective on January 1, 2007, the Company adopted the provisions of FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	834
Additions based on tax position related to the prior year	104
Additions based on tax positions related to the current year	388

Balance at December 31, 2008	1,326

Included in the balance of unrecognized tax benefits as of December 31, 2008, are tax benefits of $1,326 that, if recognized, would affect the effective tax rate and none would affect deferred tax assets. The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes. Additional interest and penalties of $26 were recognized as of December 31, 2008.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2002 to 2008 remain open in various tax jurisdictions. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

16. Net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Years Ended December 31,
	2008	2007	2006
Net income (numerator)—Basic and diluted:
Income from continuing operations	$17,810	$20,334	$4,996
Income from discontinued operations	980	3,293	835

Net income	$18,790	$23,627	$5,831

Shares (denominator):
Weighted average common stock outstanding
Basic	44,828,915	43,644,845	43,630,365
Dilutive effect of employee stock options and restricted share units	1,846,779	1,709,499	821,659

Diluted	46,675,694	45,354,344	44,452,024

Income from continuing operations per share
Basic	$0.40	$0.47	$0.11

Diluted	$0.38	$0.45	$0.11

Income from discontinued operations per share
Basic	$0.02	$0.07	$0.02

Diluted	$0.02	$0.07	$0.02

Net income per share
Basic	$0.42	$0.54	$0.13

Diluted	$0.40	$0.52	$0.13

The Company had 667,815, 1,152,822 and 4,002,216 common stock options outstanding in 2008, 2007 and 2006, respectively, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

17. Commitments and Contingencies

Operating Leases—As of December 31, 2008, the Company had commitments under certain non-cancellable operating leases through 2009 to 2011 that require annual minimum rentals as follows:

2009	$3,271
2010	2,367
2011	114

$5,752

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $3,187, $3,737 and $3,881 for the years ended December 31, 2008, 2007 and 2006, respectively.

Letters of Credit—As of December 31, 2008, the Company had outstanding standby letters of credit to customers of $2,959, which were collateralized by the Company’s credit facilities.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2008 and 2007 were as follows:

	Years Ended December 31,
	2008	2007
Balance at beginning of year	$595	$681
Current year provision	49	131
Payments	(10)	(32)
Expired warranty	(247)	(220)
Foreign exchange difference	31	35

Balance at end of year	$418	$595

Litigation—On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

In February of 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached an agreement in principle with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement in principle is subject to negotiation and finalization of a definitive settlement agreement, and to final approval of the definitive settlement documents by the court. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, it believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of

Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. On July 25, 2008, we filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. A decision on that motion is pending.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results of these lawsuits will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

18. Employee Retirement Benefits

The Company is required by law to contribute approximately 16.6% to 26.6% of base salaries of the PRC employees for staff welfare, housing, medical and education benefits representing an expense of $5,755, $5,261 and $4,449 in 2008, 2007 and 2006, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 10% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2008, 2007 and 2006 were $4,014, $3,317 and $2,559, respectively.

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $3,338, $3,058, and $2,139 in 2008, 2007 and 2006, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and VIEs were $178,295 and $172,361 in 2008 and 2007, respectively. As a result of certain PRC legal restrictions which prevent PRC subsidiaries from distributing all of their profit, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2008 and 2007. As such, the Company has included Schedule 1 in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

20. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2008 and 2007, 0.2% and 3% of short-term investments were placed with financial institutions in the US respectively.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), and China Network Communications Group Corporation (“China Netcom”). Sales to China Unicom accounted for $15,924, $16,434 and $14,928, which were 9%, 12% and 14% of total revenues in 2008, 2007 and 2006, respectively. Sales to China Netcom accounted for $13,916, $12,731 and $13,212, which were 8%, 10% and 12% of total revenues in year 2008, 2007 and 2006, respectively. Sales to China Mobile accounted for $105,895, $76,986 and $66,890, which were 60%, 58% and 61% in year 2008, 2007 and 2006, respectively. China Netcom was merged into China Unicom in 2008 and the Company will combine the two companies’ data from year 2009 onwards.

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2008 and 2007 were as follows:

	Percentage of accounts receivable as of December 31,
	2008	2007
China Mobile	43%	34%
China Unicom	14%	28%
China Netcom	12%	16%
China Telecom	16%	11%

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,427	$3,311	$4,253
Provision for bad debts	452	(642)	(654)
Write-offs and other	(274)	(242)	(288)

Balance at end of the year	$2,605	$2,427	$3,311

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

21. Stock-based compensation plan

2002 Stock Option Plan and Prior Plans

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

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vested and became exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods were generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and were generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% from the date of grant for the 2002 Plan.

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

Year Ended December 31, 2005
Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	—

Activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2006	8,362,192	$6.75
Granted	—	—
Forfeited	(1,393,391)	7.20
Exercised	(801,644)	2.02

Outstanding, December 31, 2006	6,167,157	7.26
Granted	—	—
Forfeited	(77,567)	8.45
Exercised	(2,121,570)	4.28

Outstanding, December 31, 2007	3,968,020	8.83
Granted	—	—
Forfeited	(25,317)	14.85
Exercised	(585,951)	6.75

Outstanding, December 31, 2008	3,356,752	$9.14	14,474

Vested and expected to vest, December 31, 2008	3,356,752	9.14	14,474
Exercisable, December 31, 2008	3,356,752	9.14	14,474

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.84 of the Company’s common stock on the last trading day on December 31, 2008.

Total intrinsic value of options exercised for each of the three years ended December 31, 2008, 2007 and 2006 was $3,615, $10,156 and $2,329, respectively.

As of December 31, 2008, there was no unrecognized share-based compensation cost relating to share options.

Additional information on options outstanding as of December 31, 2008 is as follows:

	Options Outstanding as of December 31, 2008			Options Exercisable as of December 31, 2008
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (years.)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.75-$3.00	37,250	0.72	$3.00	37,250	$3.00
$3.35-$5.70	1,106,528	4.51	4.53	1,106,528	4.53
$6.51-$7.07	332,597	4.79	6.98	332,597	6.98
$7.59-$7.72	808,345	0.77	7.60	808,345	7.60
$8.75-$9.63	404,217	2.18	9.33	404,217	9.33
$12.44-$14.56	252,115	1.85	12.47	252,115	12.47
$24.00-$47.03	415,700	1.14	24.49	415,700	24.49

Total	3,356,752	2.70	$9.14	3,356,752	$9.14

2005 Stock Incentive Plan—Restricted Stock Units (RSUs)

Under the 2005 Stock Incentive Plan (the “2005 Plan”), the Company was authorized to grant participants restricted stock units (“RSUs”), stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 600,000 shares plus (b) any authorized shares of common stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan, or that thereafter became available for issuance under the 2002 Stock Option Plan in accordance with its terms.

An RSU is an agreement to issue stock at the time the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right at its sole discretion to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

As of December 31, 2008, the activity of RSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted share units unvested at January 1, 2006	549,500	4.20
Granted	6,200	4.33
Vested	(129,777)	4.21
Forfeited	(31,150)	4.05

Restricted share units unvested at December 31, 2006	394,773	4.21
Granted	5,000	7.87
Vested	(125,138)	4.22
Forfeited	(17,561)	4.05

Restricted share units unvested at December 31, 2007	257,074	4.29
Granted	28,000	10.55
Vested	(122,137)	4.26
Forfeited	(15,125)	5.02

Restricted share units unvested at December 31, 2008	147,812	$5.42

Total intrinsic values of RSUs vested for the three years ended December 31, 2008, 2007 and 2006 were $1,386, $1,340 and $797, respectively.

As of December 31, 2008, there was $759 unrecognized share-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 1.21 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

2005 Stock Incentive Plan—Performance-based Restricted Share Units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved a Performance Stock Unit (“PSU”) awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of PSUs under the 2005 Plan. These awards vest based on certain performance-based criteria, including annual earnings before interest and taxes, annual net revenue growth, average stock closing price and the Company’s new business revenue percentage, provided that the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a share of common stock or an equivalent payment. The Company also has the right at its sole discretion to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

Fair values of PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated with a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Weighted average risk-free rate of return	4.7%
Weighted average expected life	1.77 years
Weighted average volatility rate	45%
Weighted average dividend yield	—

The activity of performance based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2006	—	$—
Granted	1,296,740	4.99
Vested	—	—
Forfeited	—	—

PSUs unvested at December 31, 2006	1,296,740	4.99
Granted	26,000	8.00
Vested	(202,000)	5.03
Forfeited	(21,400)	4.99

PSUs unvested at December 31, 2007	1,099,340	5.05
Granted	—	—
Vested	(439,529)	5.06
Forfeited	(32,900)	4.99

PSUs unvested at December 31, 2008	626,911	$5.05

The activity of market based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2006	—	$—
Granted	698,260	2.78
Vested	—	—
Forfeited	—	—

PSUs unvested at December 31, 2006	698,260	2.78
Granted	14,000	2.78
Vested	(149,930)	4.10
Forfeited	(12,400)	2.68

PSUs unvested at December 31, 2007	549,930	2.42
Granted	—	—
Vested	(292,350)	2.66
Forfeited	(16,450)	2.33

PSUs unvested at December 31, 2008	241,130	$2.14

Total intrinsic value of PSUs vested for the years ended December 31, 2008 and 2007 was $8,518 and $3,318, respectively.

As of December 31, 2008, there was $824 unrecognized share-based compensation cost related to PSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.41 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from these expectations.

2008 Stock Incentive Plan

On February 25, 2008, the Company’s Board authorized the Company’s 2008 Stock Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 2,000,000 shares plus (b) any authorized shares of common stock that, as of February 25, 2008, were available for issuance under the Company’s 2008 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms. No awards were granted under the 2008 plan as of December 31, 2008.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs are as follows:

	Years Ended December 31,
	2008	2007	2006
Cost of revenues	$682	$800	$200
Sales and marketing	1,258	1,465	217
General and administrative	1,048	1,025	251
Research and development	574	671	135

Total stock-based compensation expense	$3,562	$3,961	$803

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $200 for 2008, and none for 2007 and 2006, respectively.

22. Stock Repurchase Program

From the commencement of the Company’s first stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of a stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (expired on April 11, 2006), to purchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company repurchased 2,095,208 shares of its common stock at a total cost of $9,563.

On April 25, 2006, the Board of Directors authorized an extension to the 2006 share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the plan. As of July 18, 2006, the Company repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program. The stock repurchase program, as extended, was completed on July 18, 2006.

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

On September 11, 2007, the Company announced the authorization of a stock repurchase program under which the Company was entitled to repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to this program, the Company was entitled, from time to time for a period of four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of common stock. As of December 31, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

On February 27, 2008, the Board of Directors authorized an extension to the 2007 share repurchase program through July 10, 2008. Under the extended program, the Company was authorized to repurchase a total of

2,755,700 shares of its outstanding common stock, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this repurchase program.

On September 17, 2008, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132.

23. Segment Information

Since the acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium enterprise market in China. In accordance with guidance of SFAS 131, the Company determined that each the two business units represent a operating segment of which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) service and (3) third party hardware.

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

The following is a condensed statement of operations and total assets for the Company’s reportable segment:

	Years Ended December 31,
	2008			2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$116,258	$23,929	$140,187	$80,447	$17,169	$97,616	$64,039	$8,059	$72,098
Service	16,834	639	17,473	15,495	661	16,156	12,773	659	13,432
Third party hardware	13,789	4,094	17,883	17,998	991	18,989	23,630	423	24,053

Total revenue:	146,881	28,662	175,543	113,940	18,821	132,761	100,442	9,141	109,583

Cost of revenues:
Software products and solutions	54,548	8,196	62,744	37,757	6,138	43,895	29,773	3,963	33,736
Service	7,012	273	7,285	7,113	657	7,770	7,570	1,231	8,801
Third party hardware	13,099	3,602	16,701	17,098	942	18,040	22,449	401	22,850

Total cost of revenues	74,659	12,071	86,730	61,968	7,737	69,705	59,792	5,595	65,387

Gross Profit	72,222	16,591	88,813	51,972	11,084	63,056	40,650	3,546	44,196

Business unit expenses:
Sales and marketing	24,706	11,514	36,220	18,992	8,490	27,482	14,040	6,097	20,137
General and administrative(1)	1,097	519	1,616	369	(11)	358	759	(813)	(54)
Research and development	19,874	2,821	22,695	15,835	1,763	17,598	12,382	1,848	14,230

Total business unit expenses	45,677	14,854	60,531	35,196	10,242	45,438	27,181	7,132	34,313

Gain on settlement of escrow account	—	—	—	—	2,734	2,734	—	—	—

Contributing profit (loss)	$26,545	$1,737	$28,282	$16,776	$3,576	$20,352	$13,469	$(3,586)	$9,883

Total assets(2)	$270,595	$52,559	$323,154	$251,663	$56,806	$308,469	$215,775	$28,387	$244,162

(1)	General and administrative expenses reported reflected only the direct controllable expenses of each business unit and did not include allocation of corporate general and administrative expenses. The 2007 and 2006 negative amounts in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the year ended December 31, 2007 and 2006 respectively.

(2)	Included in total assets were net accounts receivable of $46,194 and $5,817 for AsiaInfo Technologies and Lenovo-Asiainfo at December 31, 2008, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes, minority interest and equity in loss of affiliate:

	Years ended December 31,
	2008	2007	2006
Total contribution profit for operating segments	$28,282	$20,352	$9,883
Corporate general and administrative expenses	(8,990)	(7,545)	(8,014)
Interest income	4,670	4,705	3,899
Gain on sales of short term investments	4,866	895	4
Impairment losses on short term investments	(4,684)	(137)	(200)
Impairment loss on a long-term investment	(2,042)	—	—
Other income (expense), net	(559)	(216)	(155)
Dividend	545	4,187	347

Income before provision for income taxes, minority interest and discontinued operations	$22,088	$22,241	$5,764

Since revenues net of the cost of third party hardware sales were reported to the Company’s chief operating decision making group, the Company also provides the following table, which reconciles the revenues net of the cost of third party hardware sales to total revenues as presented in the consolidated statements of operations:

	Years Ended December 31,
	2008			2007			2006
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of the cost of third party hardware sales	$133,782	$25,060	$158,842	$96,842	$17,879	$114,721	$77,993	$8,740	$86,733
Third party hardware cost	13,099	3,602	16,701	17,098	942	18,040	22,449	401	22,850

Total revenues	$146,881	$28,662	$175,543	$113,940	$18,821	$132,761	$100,442	$9,141	$109,583

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

24. Related Party Transactions

(1) The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with the acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo in 2005 and 2004. As of December 31, 2008, Lenovo owned approximately 9% of the Company’s outstanding common stock.

(2) China Netcom Group ceased to be a related party of the Company upon Edward Tian’s resignation in May 2006 from executive officer positions with China Network Communications Group Corporation, China Netcom Hong Kong and China Netcom Limited. Therefore, the summary of related party transactions with China Netcom Group in the years ended December 31, 2008 and 2007 included the transactions with China Netcom Group which were entered into during the six-month period ended June 30, 2006 but continued to have an effect on the Company’s operations during 2008 and 2007.

(3) James Ding, a major shareholder of the Company and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Beijing UITV Culture Development Ltd. (“Beijing UITV”). In the year ended December 31, 2006, the Company entered into software solutions contracts with Beijing UITV valued at approximately $62, and recorded $59 of software products and solutions revenue. There were no transactions with Beijing UITV during 2008 and 2007. As of December 31, 2008 and 2007, the Company had no account receivable from Beijing UITV.

The following table provides a summary of the Company’s transactions with Lenovo and China Netcom Group:

	Years Ended December 31,
	2008		2007		2006
	Lenovo	Total	Lenovo	Total	Lenovo	China Netcom Group	Total
Revenues:
Software products and solutions	$—	$—	$—	$—	$—	$2,643	$2,643
Service	—	—	—	—	—	1,348	1,348
Third party hardware	—	—	—	—	—	2,686	2,686

Total revenues	—	—	—	—	—	6,677	6,677

Purchases:
Software products and solutions	—	—	2	2	11	22	33
Service	—	—	—	—	1	9	10
Third party hardware	—	—	704	704	—	—	—

Total purchases	—	—	706	706	12	31	43

Operating expenses:
Sales and marketing	73	73	79	79	214	12	226
General and administrative	—	—	—	—	—	7	7
Research and development	3	3	3	3	6	20	26

Total operating expenses	$76	$76	$82	$82	$220	$39	$259

The following table provides a summary of the Company’s balances with its related parties:

	Years Ended December 31,
	2008	2007
	Lenovo	Lenovo
Balances with related parties:
Other receivables	226	214
Deferred revenue	365	437
Other payables	782	732

25. Gain on Settlement of Escrow

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

An escrow agreement dated October 19, 2004 (the “Escrow Agreement”) was entered into among the Company, Lenovo and JPMorgan Chase Bank (the “Escrow Agent”) in order to satisfy the seller’s indemnification obligations (if any) under the Acquisition Agreement. On July 1, 2005, the Company instructed its transfer agent to deliver two certificates collectively representing 2,162,562 shares (one representing 1,081,281 shares (the “General Escrow Shares”), and the other one representing 1,081,281 shares) to the Escrow Agent.

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

The returned shares were accounted at the historical value as determined at the date shares were issued to the Escrow Agent, which is $5.6 per share or a total of $3,632 and the Company recognized a gain on settlement of escrow of $2,734.

26. Minority interest

On September 25, 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Mr. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai.

27. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2008, 2007 and 2006 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2008
Total revenues	$53,684	$44,795	$42,058	$35,006
Total cost of revenues	24,947	21,609	23,008	17,166
Gross profit	28,737	23,186	19,050	17,840
Total operating expenses	20,977	17,893	15,489	15,162
Minority interest	(11)	(4)	—	—
Income from continuing operations	2,211	6,099	5,221	4,279
Income from discontinued operations net of taxes	—	—	—	980
Net income	2,211	6,099	5,221	5,259
Income from continuing operations per share
Basic	$0.05	$0.13	$0.12	$0.10
Diluted	$0.05	$0.13	$0.11	$0.09
Income from discontinued operations per share
Basic	—	—	—	$0.02
Diluted	—	—	—	$0.02
Net income per share
Basic	$0.05	$0.13	$0.12	$0.12
Diluted	$0.05	$0.13	$0.11	$0.11

Year Ended December 31, 2007
Total revenues	$40,771	$32,365	$29,570	$30,055
Total cost of revenues	21,183	16,220	15,091	17,211
Gross profit	19,588	16,145	14,479	12,844
Total operating expenses	14,584	13,011	13,284	12,104
Gain on settlement of escrow account	—	—	—	2,734
Income from continuing operations	6,613	6,272	2,498	4,951
Income from discontinued operations net of taxes	1,848	—	—	1,445
Net income	8,461	6,272	2,498	6,396
Income from continuing operations per share
Basic	$0.15	$0.14	$0.06	$0.12
Diluted	$0.14	$0.14	$0.06	$0.11
Income from discontinued operations per share
Basic	$0.04	—	—	$0.03
Diluted	$0.04	—	—	$0.03
Net income per share
Basic	$0.19	$0.14	$0.06	$0.15
Diluted	$0.18	$0.14	$0.06	$0.14

Year Ended December 31, 2006
Total revenues	$32,111	$27,774	$23,134	$26,564
Total cost of revenues	18,514	15,863	14,044	16,966
Gross profit	13,597	11,911	9,090	9,598
Total operating expenses	12,179	10,925	8,913	10,310
Income from continuing operations	1,936	1,821	1,102	137
Income from discontinued operations net of taxes	183	183	246	223
Net income	2,119	2,004	1,348	360
Income from continuing operations per share
Basic	$0.05	$0.05	$0.02	$—
Diluted	$0.05	$0.05	$0.02	$—
Income from discontinued operations per share
Basic	$—	$—	$0.01	$0.01
Diluted	$—	$—	$0.01	$0.01
Net income per share
Basic	$0.05	$0.05	$0.03	$0.01
Diluted	$0.05	$0.05	$0.03	$0.01

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$38,217	$51,233
Restricted cash	11,336	14,335
Short-term investments—available for sale securities	48	202
Short-term investments—held to maturity securities	—	1,541
Accounts receivable (net of allowances of nil and $405 as of December 31, 2008 and 2007, respectively)	1,257	2,022
Inventories	2,423	—
Amount due from subsidiaries and affiliates	43,956	36,399
Prepaid expenses and other current assets	3,953	1,440

Total current assets	101,190	107,172

Investment in subsidiaries and affiliates	113,829	104,320

Total Assets	$215,019	$211,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,321	1,218
Accrued expenses	2,426	1,907
Deferred revenue	1,518	16
Other payables	320	531
Other current liabilities	32	32

Total current liabilities	6,617	3,704

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,466,170 and 45,026,203 shares issued as of December 31, 2008 and December 31, 2007, respectively; 43,466,170 and 44,781,903 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively)	464	450
Additional paid-in capital	215,948	207,865
Treasury stock, at cost (3,000,000 shares and 244,300 at December 31, 2008 and December 31, 2007, respectively)	(27,749)	(1,953)
Accumulated deficit	(15,566)	(31,018)
Statutory reserve	17,212	13,874
Accumulated other comprehensive income	18,093	18,570

Total stockholders’ equity	208,402	207,788

Total Liabilities and Stockholders’ Equity	$215,019	$211,492

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Software products and solutions	$—	$18	$119
Services	1,124	2,157	2,465
Third party hardware	4	112	1,349

Total revenues	1,128	2,287	3,933

Cost of revenues:
Software products and solutions	(186)	816	273
Services	704	1,272	1,355
Third party hardware	(40)	106	1,282

Total cost of revenues	478	2,194	2,910

Gross profit	650	93	1,023

Operating expenses:
Sales and marketing	782	1,514	154
General and administrative	4,793	3,688	3,773
Research and development	(103)	671	136

Total operating expenses	5,472	5,873	4,063

Loss from operations	(4,822)	(5,780)	(3,040)
Other income, net
Interest income	1,844	3,148	2,605
Gain (loss) on investments	—	6,863	(199)
Other income (expenses), net	9,943	145	—

Total other income, net	11,787	10,156	2,406

Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	6,965	4,376	(634)
Provision for income taxes	144	134	32

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries	6,821	4,242	(666)

Equity in earnings of subsidiaries	11,969	19,385	6,497
Net income	$18,790	$23,627	$5,831

Net income per share:
Basic	$0.42	$0.54	$0.13

Diluted	$0.40	$0.52	$0.13

Weighted average shares used in computation:
Basic	44,828,915	43,644,845	43,630,365

Diluted	46,675,694	45,354,344	44,452,024

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Statutory Reserve	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Outstanding Shares	Amount
Balance at January 1, 2006	46,144,613	$469	$215,201	$(4,027)	$(55,064)	$8,677	$2,368	$167,624
Comprehensive Income:
Net income	—	—	—	—	5,831	—	—	5,831	$5,831
Statutory Reserve	—	—	—	—	(2,139)	2,139	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	2,603	2,603	2,603
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1	—	—	—	—	—	—	(3)	(3)	(3)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(160)	—	—	—	—	—	—	1,537	1,537	1,537
Transferred to income statement of other-than-temporary-impairment	—	—	—	—	—	—	200	200	200

Comprehensive income									$10,168

Stock option exercises	801,644	8	1,613	—	—	—	—	1,621
Restricted share units vesting	129,777	1	(1)	—	—	—	—	—
Share-based compensation (stock options)	—	—	19	—	—	—	—	19
Share-based compensation (restricted share units)	—	—	482	—	—	—	—	482
Share-based compensation (performance-based restricted share units)	—	—	302	—	—	—	—	302
Excess tax benefit from share-based compensation	—	—	31	—	—	—	—	31
Repurchase of common stock	(4,000,000)	—	—	(17,786)	—	—	—	(17,786)
Treasury stock retirement	—	(47)	(21,766)	21,813	—	—	—	—

Balance at December 31, 2006	43,076,034	$431	$195,881	—	$(51,372)	$10,816	$6,705	$162,461
Cumulative effect of unrecognized tax benefit on adoption of FIN 48	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	23,627	—	—	23,627	$23,627
Statutory Reserve	—	—	—	—	(3,058)	3,058	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,985	6,985	6,985
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $94	—	—	—	—	—	—	(801)	(801)	(801)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(2,697)	—	—	—	—	—	—	5,544	5,544	5,544
Transferred to income statement of other-than-temporary-impairment	—	—	—	—	—	—	137	137	137

Comprehensive income									$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	—	9,081
Restricted share units vesting	125,438	1	(1)	—	—	—	—	—
Performance-based restricted share units vesting	351,930	3	(3)	—	—	—	—	—
Share-based compensation (stock options)	—	—	426	—	—	—	—	426
Share-based compensation (restricted share units)	—	—	19	—	—	—	—	19
Share-based compensation (performance-based restricted share units)	—	—	3,516	—	—	—	—	3,516
Excess tax benefit from share-based compensation	—	—	2,591	—	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	—	(1,953)
Retirement of escrow shares returned	(648,769)	(6)	(3,624)	—	(2)	—	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	$(1,953)	$(31,018)	$13,874	$18,570	$207,788

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Statutory Reserve	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Compre- hensive Income (Loss)
	Outstanding Shares	Amount
Net income	—	—	—	—	18,790	—	—	18,790	$18,790
Statutory Reserve	—	—	—	—	(3,338)	3,338	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,486	6,486	6,486
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1,220	—	—	—	—	—	—	(3,646)	(3,646)	(3,646)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $1,377	—	—	—	—	—	—	(8,001)	(8,001)	(8,001)
Transferred to income statement of other-than-temporary-impairment	—	—	—	—	—	—	4,684	4,684	4,684

Comprehensive income									$18,313

Stock option exercises	585,951	6	3,947	—	—	—	—	3,953
Restricted share units vesting	122,137	1	(1)	—	—	—	—	—
Performance-based restricted share units vesting	731,879	7	(7)	—	—	—	—	—
Share-based compensation (stock options)	—	—	13	—	—	—	—	13
Share-based compensation (restricted share units)	—	—	600	—	—	—	—	600
Share-based compensation (performance-based restricted share units)	—	—	2,949	—	—	—	—	2,949
Excess tax benefit from share-based compensation	—	—	582	—	—	—	—	582
Repurchase of common stock	(2,755,700)	—	—	(25,796)	—	—	—	(25,796)

Balance at December 31, 2008	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$208,402

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$18,790	$23,627	$5,831
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,562	3,961	803
Equity in earnings of subsidiaries and affiliates	(9,404)	(23,018)	(10,055)
Impairment Loss of investment	75	137	200
Allowance for bad debt	320	210	14
Excess tax benefit from share-based compensation	(582)	(1,179)	(31)
Changes in operating assets and liabilities
Accounts receivable	445	47	3,738
Inventories	(2,423)	—	1,269
Amount due from subsidiaries and affiliates	(7,557)	5,677	4,208
Prepaid expenses and other current assets	(2,513)	796	1,776
Accounts payable	1,103	(425)	(415)
Accrued expenses	519	(601)	(694)
Deferred revenue	1,502	(129)	(763)
Other current liabilities	(211)	(292)	147

Net cash provided by operating activities	3,626	8,811	6,028

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,999	(2,603)	30
Purchases of held to maturity securities	—	(1,537)	—
Proceeds from sales of available for sale securities	1,620	22,921	7,128
Decrease (increase) in long-term investment	—	(7,000)	2,000

Net cash provided by investing activities	4,619	11,781	9,158

Cash flows from financing activities:
Proceeds from exercise of stock options	3,953	9,082	1,507
Repurchase of common stock	(25,796)	(1,953)	(17,786)
Excess tax benefit from share-based compensation	582	1,179	31

Net cash (used in) provided by financing activities.	(21,261)	8,308	(16,248)

Net (decrease) increase in cash and cash equivalents:	(13,016)	28,900	(1,062)
Cash and cash equivalents at beginning of year	51,233	22,333	23,395

Cash and cash equivalents at end of year	$38,217	$51,233	$22,333

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