Form 10-Q
period 2009-03-31
ASIAINFO HOLDINGS INC
filed 2009-05-07
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 43,949,418.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2009	March 31, 2008 As adjusted (1)
Revenues:
Software products and solutions	$42,437	$27,139
Service	4,999	3,341
Third party hardware	3,540	4,526

Total revenues	50,976	35,006

Cost of revenues:
Software products and solutions	18,214	11,156
Service	1,930	1,714
Third party hardware	3,316	4,296

Total cost of revenues	23,460	17,166

Gross profit	27,516	17,840

Sales and marketing	10,537	7,895
General and administrative	3,566	2,609
Research and development	7,215	4,658

Total operating expenses	21,318	15,162

Income from operations	6,198	2,678
Other income
Interest income	624	1,215
Dividend income	171	219
Gain on sale of short-term investments	—	1,174
Other income (expenses), net	(23)	(274)

Total other income, net	772	2,334

Income before provisions for income taxes and discontinued operations	6,970	5,012
Income taxes expense	1,185	733

Income from continuing operations	5,785	4,279

Income on discontinued operations, net of taxes	—	980

Net income	5,785	5,259

Less: Net loss attributable to the noncontrolling interest	(5)	—

Net income attributable to AsiaInfo Holdings, Inc.	$5,790	$5,259

Earnings per share:
Income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.13	$0.10

Diluted	$0.13	$0.09

Income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$—	$0.02

Diluted	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.13	$0.12

Diluted	$0.13	$0.11

Weighted average shares used in computation:
Basic	43,503,560	44,793,694

Diluted	45,186,058	46,386,208

Amounts attributable to AsiaInfo Holdings, Inc. common stockholders:
Income from continuing operations, net of tax	5,790	4,279

Income from discontinued operations, net of tax	—	980

Net income	$5,790	$5,259

(1)	Amounts were extracted from Form 10-Q for the quarter ended March 31, 2008, as adjusted resulting from the adoption of Statement of Financial Accounting Standards No. 160 as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008 As adjusted (2)
ASSETS
Current Assets:
Cash and cash equivalents	$173,390	$172,119
Restricted cash	12,259	12,510
Short-term investments—available for sale securities	30,316	28,633
Accounts receivable (net of allowances of $3,084 and $2,605 as of March 31, 2009 and December 31, 2008, respectively)	79,739	52,011
Inventories	63,056	12,322
Other receivables	4,014	2,813
Deferred income tax assets – current	3,334	3,334
Prepaid expenses and other current assets	5,084	5,425

Total current assets	371,192	289,167

Long-term investments	4,696	4,696
Property and equipment, net	2,803	2,887
Other acquired intangible assets, net	2,695	3,008
Deferred income tax assets – noncurrent	2,671	2,671
Goodwill	20,723	20,725

Total assets	$404,780	$323,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,840	$13,835
Accrued expenses	15,218	14,235
Deferred revenue	47,853	44,414
Accrued employee benefits	30,312	27,570
Other payables	7,472	5,288
Income taxes payable	1,020	646
Other taxes payable	7,937	6,311
Deferred income tax liabilities	1,512	934

Total current liabilities	185,164	113,233

Unrecognized tax benefits	1,347	1,326
Other long term liabilities	135	135

Total liabilities	186,646	114,694

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 46,911,564 shares and 46,466,170 shares issued as of March 31, 2009 and December 31, 2008, respectively; 43,911,564 shares and 43,466,170 shares outstanding as of March 31, 2009 and December 31, 2008, respectively)	469	464
Additional paid-in capital	218,749	215,948
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of March 31, 2009 and December 31, 2008, respectively)	(27,749)	(27,749)
Statutory reserve	17,212	17,212
Accumulated deficit	(9,776)	(15,566)
Accumulated other comprehensive income	19,176	18,093

Total AsiaInfo Holdings, Inc. stockholders’ equity	218,081	208,402

Noncontrolling interest	53	58

Total stockholders’ equity	218,134	208,460

Total liabilities and stockholders’ equity	$404,780	$323,154

(2)	December 31, 2008 balances were extracted from audited financial statements, as adjusted resulting from the adoption of Statement of Financial Accounting Standards No. 160 as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$5,785	$5,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	326	264
Stock-based compensation expense	1,182	690
Amortization of other acquired intangible assets	312	447
(Gain) loss on disposal of property and equipment	(1)	19
Gain from sale of available for sale securities	—	(1,174)
Provision for bad debt	550	309
Gain on sale of discontinued operations	—	(1,515)
Proceeds from sale of trading securities	—	76
Purchase of trading securities	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	(28,277)	(9,149)
Inventories	(50,734)	(2,654)
Other receivables	(1,045)	(327)
Deferred income taxes	—	241
Prepaid expenses and other current assets	341	21
Accounts payable	60,004	(2,710)
Accrued expenses	1,009	(362)
Deferred revenue	3,439	8,704
Accrued employee benefits	2,743	1,141
Other payables	2,109	(139)
Other taxes payable	1,626	1,846
Income taxes payable	395	(262)

Net cash (used in) provided by operating activities	(236)	673

Cash flows from investing activities:
Decrease in restricted cash	251	2,568
Purchases of available for sale securities	—	(3,068)
Proceeds from sales of available for sale securities	—	2,327
Proceeds from sales of held to maturity securities	—	1,541
Purchases of property and equipment	(167)	(109)
Proceeds from disposal of property and equipment	1	3
Purchase of businesses, net of cash acquired	—	(422)
Proceeds from disposal of discontinued operations	—	1,306
Long-term equity investment	(26)	—

Net cash provided by investing activities	59	4,146

Cash flows from financing activities:
Proceeds from exercise of stock options	1,468	814
Repurchase of common stock	—	(1,664)

Net cash provided by (used in) financing activities	1,468	(850)

Effect of exchange rate changes on cash and cash equivalents	(20)	2,191

Net increase in cash and cash equivalents	1,271	6,160

Cash and cash equivalents at beginning of period	172,119	148,834

Cash and cash equivalents at end of period	$173,390	$154,994

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	AsiaInfo Holdings, Inc. Shareholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Statutory Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2009	43,466,170	$464	$215,948	$(27,749)	$17,212	$(15,566)	$18,093	$58	$208,460
Net income	—	—	—	—	—	5,790	—	(5)	5,785	$5,785

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	(97)	(97)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(578)	—	—	—	—	—	—	1,180	—	1,180	1,180

Comprehensive income										$6,868

Stock option exercises	205,514	2	1,622	—	—	—	—	—	1,624
Performance-based restricted stock units vesting	239,880	3	(3)	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	181	—	—	—	—	—	181
Share-based compensation (performance-based restricted stock units)	—	—	1,001	—	—	—	—	—	1,001

Balance at March 31, 2009	43,911,564	$469	$218,749	$(27,749)	$17,212	$(9,776)	$19,176	$53	$218,134

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of March 31, 2009, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2009.

Revenue from software products and solutions includes the benefit of the rebate of valued-added taxes on sales of software and services received from the Chinese tax authorities as part of the People’s Republic of China (“PRC”) government’s policy of encouraging software development in the PRC. The rebate totaled $1,671 and $1,282 for the three months ended March 31, 2009 and 2008, respectively.

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s PRC subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2008 except for the following additional accounting policies:

(1)	Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”)

Effective January 1, 2009, the Company adopted SFAS 160. SFAS 160, which was retrospectively applied, requires noncontrolling interests to be separately presented as a component of stockholders’ equity on the unaudited condensed consolidated financial statements.

(2)	Revenue recognition

The Lenovo-AsiaInfo information security products are accounted for under Financial Accounting Standards Board (“FASB”) Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo information security products are sold with bundled post-contract customer support (“PCS”) services over a term of one, two or three years.

For contracts entered into before December 31, 2008, the Company recognized total arrangement fee for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and are expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. The Company accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, the Company extended PCS services terms so that the PCS services terms include unspecified upgrades. In addition, the Company has established the vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is recognized upon the delivery and the PCS services revenue is deferred and recognized ratably over the PCS services period.

Recently Issued Accounting Pronouncements Not Yet Adopted

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”). FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the adoption of FAS 107-1 and APB 28-1 to have a material effect on its consolidated financial position or results of operations.

On April 9, 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company does not expect the adoption of FAS 115-2 and FAS 124-2 to have a significant effect on its consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 became effective on April 1, 2009 and is applied prospectively. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the adoption of FAS 157-4 to have a significant effect on its consolidated financial position or results of operations.

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased.

3. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities. Available-for-sale securities consist principally of corporate stocks, bond funds, balanced funds and stock funds issued by major financial institutions. Available-for-sale investments are carried at fair value and unrealized holding gains or losses resulting from changes in value associated with such investments are recorded in accumulated other comprehensive income in stockholders’ equity. Held-to-maturity securities consist of corporate bonds and are accounted for at amortized cost with effective interest rate method. Trading securities consist of corporate stocks and are reported at fair value, with unrealized holding gains and losses, if any, reported as part of net income. As of March 31, 2009 and December 31, 2008, the Company did not hold held-to-maturity securities or trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities:

	March 31, 2009				December 31, 2008
	Cost (1)	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost (1)	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$16,786	$611	$—	$17,397	$16,785	$984	$—	$17,769
Stock funds	10,805	2,056	—	12,861	10,808	8	—	10,816
Corporate stocks	48	10	—	58	48	—	—	48

Total	$27,639	$2,677	$—	$30,316	$27,641	$992	$—	$28,633

(1)	Cost is net of nil and $4,684 impairment loss for the three-month periods ended March 31, 2009 and December 31, 2008, respectively, which represent the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary, based on various factors such as continuing challenging global financial markets, poor performance of the global equity markets, and the duration and the extent to which the fair value of the investment had continued to be less than the cost.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine the fair value of trading and available-for-sale securities, which are included in the Company’s Level 1 investments. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of March 31, 2009. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the fair value of the investments would not have materially changed during the 10-day period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of March 31, 2009 were as follows:

	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$17,397	$—	$—	$17,397
Stock funds	6,216	—	6,645	12,861
Corporate stocks	58	—	—	58

Total	$23,671	$—	$6,645	$30,316

The following table presents the changes in Level 3 stock funds measured on a recurring basis for the three-month period ended March 31, 2009.

As at March 31, 2009
Beginning balance	$5,808
Unrealized gain	837
Ending balance	$6,645

The Company realized total gains of nil and $1,174 (proceeds from sale of trading securities of $76 with an aggregate cost of $52, and proceeds from sale of available-for-sale securities of $2,327 with an aggregate historical cost of $1,177) during the three months ended March 31, 2009 and 2008, respectively.

The Company did not report impairment losses for its short-term investments for the periods ended March 31, 2009 and 2008.

4. ACCOUNTS RECEIVABLE

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

The components of accounts receivable as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Billed accounts receivable	$39,310	$23,438
Unbilled accounts receivable	41,685	29,057
Bank acceptance drafts	16	38
Commercial acceptance drafts	1,812	2,083
Less: accounts receivable allowance	(3,084)	(2,605)

Total accounts receivable, net	$79,739	$52,011

5. INVENTORIES

The components of inventories as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009	December 31, 2008
Raw materials	$499	$824
Finished goods	62,557	11,498

Total	$63,056	$12,322

6. LONG-TERM INVESTMENTS

(a) In October 2005, the Company acquired five percent of the outstanding equity interests of Hinge Software Company Limited (“Hinge”), a Shanghai-based provider of business intelligence software solutions. The Company uses the cost method of accounting in accordance with APB 18 to record its investment in Hinge since the Company does not have the ability to exercise significant influence over the operating and financial policies of Hinge. Due to the global financial crisis in 2008, Hinge’s business dropped significantly during 2008 causing a significant decline in Hinge’s fair value. The Company determined that its investment in Hinge became worthless as of December 31, 2008 and that the decline in the fair value was other-than-temporary. Consequently, the Company recognized an impairment loss of $2,042, which is equal to the carrying amount of the investment after foreign exchange adjustment from the initial investment cost as of December 31, 2008.

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

C-Platform is a Cayman Island company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunications services, to telecommunications operators in China. The Company believes that the transaction furthers its on-going strategy of expanding its market leading telecommunications software solutions business in China.

7. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the three months ended March 31, 2009 were as follows:

	March 31, 2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$18,186	$2,539	$20,725
Foreign exchange difference due to translation	(2)	—	(2)

Ending balance	$18,184	$2,539	$20,723

8. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	March 31, 2009				December 31, 2008
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	(2,180)	—	151	$2,331	$(2,133)	$—	$198
Trade names	341	(287)	—	54	341	(279)	—	62
Contract backlogs	2,451	(2,463)	12	—	2,451	(2,463)	12	—
Customer lists	131	(96)	12	47	131	(89)	12	54
Customer relationships	2,593	(1,426)	278	1,445	2,593	(1,277)	279	1,595
Distribution network	870	(870)	—	—	870	(859)	—	11
Software	1,758	(1,233)	153	678	1,758	(1,159)	153	752
Non-compete agreements	436	(138)	22	320	436	(122)	22	336

	$10,911	(8,693)	477	2,695	$10,911	$(8,381)	$478	$3,008

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of March 31, 2009 is expected to be as follows:

2009	$906
2010	1,020
2011	478
2012	144
2013	147

$2,695

9. COMPREHENSIVE INCOME

The components of comprehensive income during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$5,785	$5,259
Transfer to income statement of realized (gain)/loss on available-for-sale investments—net of tax effect of nil and $288 for the three months ended March 31, 2009 and 2008, respectively	—	(862)

Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(578) and $391 for the three months ended March 31, 2009 and 2008, respectively	1,180	(5,620)
Change in cumulative foreign currency translation adjustment	(97)	4,663

Comprehensive income	6,868	3,440

Comprehensive income/(loss) attributable to the noncontrolling interest	(5)	—
Comprehensive income attributable to AsiaInfo Holdings, Inc.	$6,873	$3,440

10. CREDIT FACILITIES

As of March 31, 2009, the Company had short-term credit facilities for working capital purposes totaling $34,629 expiring in March 2010. As of March 31, 2009, the credit facilities were secured by bank deposits of $11,000 and credit facilities of $2,839 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of March 31, 2009, unused short-term credit facilities were $31,790. In addition, the Company had standby letters of credit and bank acceptance drafts as of March 31, 2009, which were collateralized by bank deposits of $1,254. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $12,254 as of March 31, 2009 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2008, the Company had total short-term credit facilities totaling $34,631, which will expire in December 2009 and were secured by bank deposits of $11,336.

11. DISCONTINUED OPERATIONS

In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (FIS), which is grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems (“Fidelity”) , a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,581 (RMB25,430), which was structured as follows: (1) $1,653 (RMB11,740) was received from Fidelity upon closing; (2) $413 (RMB2,934) escrow amount was transferred to an escrow agent by Fidelity upon closing; and (3) $1,515 (RMB 10,756) was to be paid subject to adjustment based upon an earn-out calculation and certain contingencies.

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

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operations. Results of the FIS discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Gain on sales of discontinued operations	—	1,306
Provision for income taxes	—	(326)

Gain on discontinued operations	$—	$980

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,703 and $2,328 and commercial acceptances payable of $138 and $216 as of March 31, 2009 and December 31, 2008, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

13. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2009	2008
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(25)	(31)
Subpart F income inclusion	2	3
Stock-based compensation	5	2
Qualified Electing Fund income	—	6

	17%	15%

Aggregate undistributed earnings of approximately $44,762 at March 31, 2009 of the Company’s subsidiaries and VIEs located in the PRC that are available for distribution to the Company are considered to be indefinitely reinvested under APB opinion No. 23, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not qualified the deferred income tax liability that would arise if earnings in the first quarter were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by these taxing authorities at this time. The Company’s various tax years starting from 2000 to 2009 remain open in these taxing jurisdictions.

14. STOCK-BASED COMPENSATION

2002 Stock Option Plan and the prior plans

Under the Company’s 2002 Stock Option Plan (the “2002 Plan”), the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option is granted under the 2002 Plan but remains unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Plan, are referred to hereinafter as the “Option Plans”).

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan, generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% for the 2002 Plan.

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2009	3,356,752	$9.14
Granted	—
Forfeited	(550)	8.45
Exercised	(205,514)	7.90

Outstanding, March 31, 2009	3,150,688	9.22	$27,206

Vested and expected to vest, March 31, 2008	3,150,688	9.22	27,206
Exercisable, March 31, 2009	3,150,688	$9.22	$27,206

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $16.85 of the Company’s common stock on the last trading day on March 31, 2009.

Total intrinsic value of options exercised for each of the three months ended March 31, 2009 and 2008 was $1,429 and $660, respectively.

As of March 31, 2009, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan - restricted stock units (RSUs)

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

A restricted stock unit (RSU) is an agreement to issue stock at the time when the award vests. These units vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

RSUs as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2009	147,812	$5.42
Granted	70,500	9.59
Vested	—	—
Forfeited	(525)	4.05

Restricted stock units unvested at March 31, 2009	217,787	$6.78

Total intrinsic value of RSU exercised for each of the three months ended March 31, 2009 and 2008 was nil.

As of March 31, 2009, there was $1,238 unrecognized share-based compensation cost related to RSUs. This deferred cost is expected to be recognized over a weighted-average vesting period of 1.39 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan - performance-based restricted stock units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved another stock units award program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of performance-based restricted stock units (PSUs) and 1,995,000 PSUs were granted in November 2006. Unlike the RSUs, these awards will vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth, average stock closing price and new business revenue percentage, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of common stock. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

Performance based PSUs as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	626,911	$5.05
Granted	—	—
Vested	—	—
Forfeited	(3,250)	4.99

Performance-based restricted stock units unvested at March 31, 2009	623,661	$5.05

Market based PSUs as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Market-based restricted stock units unvested at January 1, 2009	241,130	$2.14
Granted	—	—
Vested	(239,880)	2.14
Forfeited	(1,250)	2.14

Market-based restricted stock units unvested at March 31, 2009	—	$—

2008 Stock Incentive Plan - performance-based restricted stock units (PSUs)

On February 25, 2008, the Board of Directors of the Company authorized the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2008 Plan wan subsequently approved by the Company’s stockholders at the 2008 annual meeting of stockholders. Under the 2008 Plan, the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 2,000,000 shares plus (b) any authorized shares of common stock that, as of February 25, 2008, were available for issuance under the Company’s 2005 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms.

        As of March 31, 2009, 1,649,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	—	$—
Granted	1,649,400	13.10
Vested	—	—
Forfeited	—	—

Performance-based restricted stock units unvested at March 31, 2009	1,649,400	$13.10

Total intrinsic value of PSUs, including PSUs under the 2005 Plan and the 2008 Plan, exercised for the three months ended March 31, 2009 and 2008 was $4,042 and $1,588, respectively.

As of March 31, 2009, there was $7,009 unrecognized share-based compensation cost related to PSUs. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.38 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation related to these awards may be different from the expectation.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three months ended March 31, 2009 and 2008, stock-based compensation expense related to the stock options, RSUs and PSUs under SFAS 123(R) was allocated as follows:

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$293	$154
Sales and marketing	351	242
General and administrative	360	172
Research and development	178	122

Total stock-based compensation expense	$1,182	$690

15. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2009	2008
Amounts attributable to AsiaInfo Holdings, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$5,790	$4,279
Income from discontinued operations, net of taxes	—	980

Net income	$5,790	$5,259

Shares (denominator)
Weighted average common stock outstanding
Basic	43,503,560	44,793,694
Dilutive effect of stock-based compensation	1,682,498	1,592,514

Diluted	45,186,058	46,386,208

Earnings per share:
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.13	$0.10

Diluted	$0.13	$0.09

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$—	$0.02

Diluted	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.13	$0.12

Diluted	$0.13	$0.11

As of March 31, 2009 and 2008, the Company had 661,215 and 696,715 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share, as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the earnings per share in the future.

16. SEGMENT INFORMATION

Since the acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. In accordance with the guidance of SFAS 131, the Company determined that each of these two business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) service, and (3) third-party hardware.

The Company’s chief operating decision making group is the Company’s Business Committee, comprising of the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statement of operations and total assets prepared in accordance with US GAAP. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

	Three Months Ended March 31,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$39,382	$3,055	$42,437	$24,452	$2,687	$27,139
Service	4,847	152	4,999	3,304	37	3,341
Third party hardware	2,924	616	3,540	4,323	203	4,526

Total revenue:	47,153	3,823	50,976	32,079	2,927	35,006

Cost of revenues:
Software products and solutions	16,914	1,300	18,214	10,281	875	11,156
Service	1,848	82	1,930	1,674	40	1,714
Third party hardware	2,778	538	3,316	4,107	189	4,296

Total cost of revenues	21,540	1,920	23,460	16,062	1,104	17,166

Gross Profit	25,613	1,903	27,516	16,017	1,823	17,840

Segment expenses:
Sales and marketing	8,416	2,121	10,537	5,885	2,010	7,895
General and administrative(1)	726	122	848	577	13	590
Research and development	6,295	920	7,215	4,110	548	4,658

Total segment expenses	15,437	3,163	18,600	10,572	2,571	13,143

Contribution profit (loss)	$10,176	$(1,260)	$8,916	$5,445	$(748)	$4,697

	As of March 31, 2009			As of December 31, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$356,357	$48,423	$404,780	$270,595	$52,559	$323,154

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each segment and do not include allocation of corporate general and administrative expenses.
(2)

Included in total assets are net accounts receivable of $74,682 and $5,057 for AsiaInfo Technologies and Lenovo-AsiaInfo at March 31, 2009, respectively, and $46,194 and $5,817 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2008, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes for the three-month periods ended on March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Total contribution profit for reportable segments	$8,916	$4,697
Corporate general and administrative expenses	(2,718)	(2,019)
Interest income	624	1,215
Gain from sales of short term investments	—	1,174
Dividend	171	219
Other expenses, net	(23)	(274)

Income before provision for income taxes and discontinued operations	$6,970	$5,012

Since revenues net of the cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of the cost of third-party hardware sales to total revenues as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of the cost of third party hardware sales	$44,375	$3,285	$47,660	$27,972	$2,738	$30,710
Third party hardware cost	2,778	538	3,316	4,107	189	4,296

Total revenues	$47,153	$3,823	$50,976	$32,079	$2,927	$35,006

17. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of March 31, 2009, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo during the three-month periods ended on March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
	Lenovo	Lenovo
Sales and marketing	14	19
Research and development	—	1

Total operating expenses	$14	$20

	As of March 31, 2009	As of December 31, 2008
	Lenovo	Lenovo
Balances with related parties:
Other receivables	$227	$226
Deferred revenue	365	365
Other payables	782	782

18. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the product warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the three-month period ended March 31, 2009 were as follows:

As of March 31, 2009
Balance at beginning of the period	$418
Current period provision	5
Payments	(1)
Expired warranty	(129)
Foreign exchange difference	—

Balance at end of the period	$293

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

In April of 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The definitive agreement was filed with the court on April 2, 2009 and remains subject to preliminary and final approval by the court. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff filed a Notice of Appeal on April 10, 2009.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results of these lawsuits will have no material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19. STOCK REPURCHASE PROGRAM

From the commencement of the Company’s first stock repurchase program, which was approved by the Company’s Board of Directors in the fourth quarter of 2004, through December 31, 2005, the Company repurchased a total of 5,274,231 shares of its common stock at a total cost of $27,282.

On January 11, 2006, the Company announced the authorization of a stock repurchase program pursuant to which the Company was entitled, from time to time during a ninety-day period (expired on April 11, 2006), to purchase up to 4,000,000 shares of its common stock. As of April 11, 2006, the Company repurchased 2,095,208 shares of its common stock at a total cost of $9,563.

On April 25, 2006, the Company’s Board of Directors authorized an extension to the 2006 share repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the 2006 repurchase program. As of July 18, 2006, the Company repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program. The stock repurchase program, as extended, was completed on July 18, 2006.

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

        On September 11, 2007, the Company announced the authorization of a stock repurchase program under which the Company was entitled to repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to this program, the Company was entitled, from time to time for a period of four months, depending on market conditions, share price and other factors, make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of its outstanding common stock. As of December 31, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

On February 27, 2008, the Company’s Board of Directors authorized an extension to the 2007 repurchase program through July 10, 2008. Under the extended program, the Company was authorized to repurchase a total of 2,755,700 shares of its outstanding common stock, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this extended repurchase program.

On September 17, 2008, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132 pursuant to this repurchase program. No stock was repurchased during the three-month period ended March 31, 2009. All common stock repurchased by the Company under the 2007 and 2008 repurchase programs were reported as treasury stock. As of March 31, 2009, the Company had 3,000,000 shares of treasury stock.

20. SUBSEQUENT EVENT

In April 2009, the Company acquired certain operating assets and liabilities of Shanghai Huanyou Information Consultation Co., Ltd., a PRC-based provider of value-added telecommunications service with a cash consideration of $658. The acquisition was accounted for as a business acquisition because the Company believes the acquired assets constituted a business according to SFAS No. 141(R). The Company believes that the transaction furthers its on-going strategy of expanding its market-leading telecommunications software solutions business in China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” The Private Securities Litigation Reform Act of 1995, or the “Reform Act,” contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed below under Item 1A. Risk Factors in Part II Other Information.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those three customers for the three-month periods ended March 31, 2009 and 2008.

	Three Month Ended March 31,
	2009		2008
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$33,565	66%	$23,641	68%

China Telecom	4,742	9	1,561	4

China Unicom*	8,749	17	6,807	19

Total	$47,056	92%	$32,009	91%

*	Also includes revenues generated from China Netcom, which was merged with China Unicom on October 15, 2008.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. However, certain state-mandated restructurings in China’s telecommunications sector have actually caused our revenues to increase as carriers have increased spending on software and IT infrastructure designed to increase their competitiveness. Any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which could have an adverse impact on our business.

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

In addition, in recent periods we have begun to generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile (the “IBM Arrangement”). The service fee is determined as a percentage of the gross contract amount.

We have evaluated the criteria outlined in Emerging Issue Task Force, or EITF, No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” when determining whether we would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because 1) the vendor is the primary obligor in these transactions, 2) we have no latitude in establishing the prices, 3) we are not involved in the determination of the product specifications, 4) we do not bear credit risk because we are contractually obligated to pay the vendor only when China Mobile pays us, and 5) we do not have the right to select suppliers.

Third-party hardware revenue. Other than the IBM Arrangement, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in EITF No. 99-19. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because 1) we are the primary obligor in these transactions, 2) we bear the inventory risk, 3) we have latitude in establishing prices, 4) we are involved in the determination of the product specifications, 5) we bear credit risk, and 6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

Net revenue (Non-GAAP). Although we report our revenue on a gross basis, inclusive of hardware acquisition costs, we manage our business internally based on revenues net of hardware costs, or net revenues (Non-GAAP), which is consistent with our strategy of providing our customers with high-value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenue as against prior periods, but will not adversely impact revenue net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues (Non-GAAP) to total revenues:

	Reconciliation of Net Revenues (Non-GAAP) to total revenues
	Three Months Ended March 31,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(In thousands)
Revenues net of hardware costs:
Software products and solutions revenue	$39,382	$3,055	$42,437	$24,452	$2,687	$27,139
Service revenue	4,847	152	4,999	3,304	37	3,341
Third party hardware revenue net of hardware costs	146	78	224	216	14	230

Total revenues net of hardware costs	44,375	3,285	47,660	27,972	2,738	30,710
Total hardware costs	2,778	538	3,316	4,107	189	4,296

Total revenues	$47,153	$3,823	$50,976	$32,079	$2,927	$35,006

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we have reported this presentation to our chief operating decision maker. We have provided a reconciliation of this measure to the most directly comparable financial measure under US GAAP, total revenues, in the Note 16 to our interim financial statements in Item 1.

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

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third-party advertising expenses, sales commissions and sales consulting fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and variable interest entities, or VIEs. Prior to the enactment of China’s new Chinese Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the EIT Law issued in December 2007 and several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates as long as they are qualified as High and New Technology Enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 31, 2008, we have received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2008. Lenovo Security was originally granted a “3+3 holiday”, which means, if it maintains its HNTE status during the holiday period, the applicable tax rate would be 0% from 2005 to 2007 and 7.5% from 2008 to 2010. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 15% for 2009 and 2010.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value-added tax is included in our software revenue. Historically, the value-added tax refund is not taxable as long as the refund is used for research and development activities. However, according to a new tax circular issued by PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain not taxable, when the refund is used for purchases of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not deductible for income tax purposes. It is unclear how this new rule will be implemented and in the absence of any specific guidance, we are treating the value-added tax refund as a taxable item going forward.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our income statement net of business tax incurred. Business taxes deducted from revenues during the three-month periods ended March 31, 2009 and 2008 were $1.5 million and $0.9 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended March 31, 2009.

As of March 31, 2009, approximately 60.7%, or $112.8 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 39.3%, or $72.9 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of March 31, 2009 the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.8359, compared to the rate of US$1.00=RMB7.012 as of March 31, 2008.

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

Revenue recognition. Our revenue is derived from three primary sources: (i) software license and related services, including assistance in implementation, customization and integration, post-contract customer support, or PCS, training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of our customers.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method as prescribed by FASB Statement of Position No. 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS service period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by SOP 97-2.

The information security products sold by our Lenovo-AsiaInfo division are accounted for under SOP 97-2 because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

For contracts entered into before December 31, 2008, we recognized the total arrangement fee for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. We accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, we extended PCS services terms so that the PCS services terms include unspecified upgrades. In addition, we have established the vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is now recognized upon delivery and the PCS services revenue is deferred and recognized pro ratably over the PCS services period.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when delivered if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying statutory tax rates applicable to future years. According to the new EIT Law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies is 10% for 2008 and 15% for 2009 and 2010; the eligible tax rate for AICD is 15% for 2008 to 2010, and the eligible rate for Lenovo Security is 7.5% for 2008 to 2010. Unless otherwise specified, our other Chinese subsidiaries and VIEs are subject to the statutory tax rate of 25%.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the first quarter of 2009 and 2008.

Consolidated Results of Operations

Revenues. Gross revenues were $51.0 million for the three-month period ended March 31, 2009, representing a 45.6% increase over the year ago period and a 5% decrease sequentially. The year-over-year increase in gross revenue was primarily driven by strong performance among our top three major telecommunications customers, namely, China Mobile, China Unicom, and China Telecom. The sequential decrease in gross revenue was mainly due to the seasonality of our Lenovo-AsiaInfo business, which historically recorded higher revenue in the second half of the year.

Software products and solutions revenue was $42.4 million for the three-month periods ended March 31, 2009, representing an increase of 56.4% over the comparable periods in 2008 and a 6.8% sequential decrease. The overall year-over-year increase in software products and solutions revenue was mainly due to growth in both our telecommunications software business and our IT security business. Telecommunications software products and solutions revenue for the three-month period ended March 31, 2009 was $39.4 million, representing a year-over-year increase of 61.1% and a sequential increase of 10.5%. Those increases were due to strong uptake for our software and service solutions among our top three telecommunications customers, who are in the process of upgrading their exiting IT systems to support third generation, or 3G, products and services. Software products and solutions revenue from our IT security business in the three-month period ended March 31, 2009 accounted for $3.1 million, representing a 13.7% year-over-year increase and a 69.2% sequential decrease. The year-over-year increase reflects a concerted effort to improve operations in this division. The sequential decrease was mainly due to seasonality, as sales in the Lenovo-AsiaInfo segment are typically stronger in the fourth quarter.

Service revenue was $5.0 million in the three-month period ended March 31, 2009, representing an increase of 49.6% over the comparable period in 2008 and a 3.3% sequential decrease. The year-over-year increase was primarily due to increased network integration services demand from China’s telecommunications operators.

Third-party hardware revenue for the three-month period ended March 31, 2009 was $3.5 million, representing a decrease of 21.8% year-over-year and an increase of 19.6% sequentially. Third-party hardware revenue has been generally decreasing in the past several years as we gradually shifted our focus to our software product solutions business. However, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo division contributed approximately 7.5% to our gross revenue in the three-month period ended March 31, 2009, including a 7.2% contribution to software products and solutions revenue and a 3% contribution to service revenue. Overall, the Lenovo-AsiaInfo division contributed 8.4% to our gross revenue in the year-ago period and 22.2% in the preceding quarter.

During the first quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom, accounted for approximately 92% of our total revenue.

Cost of revenues. Our cost of revenues was $23.5 million in the three-month period ended March 31, 2009, representing an increase of 36.7% over the comparable period in 2008. Cost of revenues in the first quarter decreased 6% compared to the preceding quarter. These changes in cost of revenues were in line with the changes in total revenues for the same periods.

Gross profit. Our gross profit margin in the three-month period ended March 31, 2009 was 54.0%, compared to 51.0% in the same period in 2008. This increase in gross margin reflected a decrease in third-party hardware sales and an increase in revenue from our higher-margin Lenovo-AsiaInfo IT security business.

Operating expenses. Our operating expenses in the first quarter of 2009 were $21.3 million, representing an increase of 40.6% over the comparable period in 2008 and a 1.6% sequential increase. The increases were due to increased sales and marketing, research and development, and general administrative expenses, discussed below.

Sales and marketing expenses were $10.5 million for the first quarter of 2009, representing an increase of 33.5% over the comparable period in 2008 and a 0.2% sequential decrease. The year-over-year increase was mainly due to higher sales commission expenses as a result of higher contract backlog, and was also due to our increased marketing efforts. General and administrative expenses were $3.6 million for the first quarter of 2009, representing an increase of 36.7% over the comparable period in 2008 and a 2.7% sequential decrease. The year-over-year increase was largely the result of personnel increases over the year-ago period and increased share-based compensation expenses, while the sequential decrease was largely due to non-recurring professional service fees incurred in the fourth quarter of 2008.

Research and development expenses were $7.2 million for the first quarter of 2009, representing an increase of 54.9% over the comparable period in 2008 and a 6.8% sequential increase. The increases in research and development expenses reflect an increase in headcount capabilities that is in line with our strategy of continuing to invest in our research and development so as to position our company for future market opportunities.

Total other income (loss). Total other income, including interest income, dividend income, gain from sales of investments, and other expense in the first quarter of 2009 was $0.8 million, representing a decrease of 66.9% over the comparable period in 2008. In the preceding quarter, we incurred total other loss of $5.1 million. The year-over-year decrease was largely the result of our investment gains in the first quarter of 2008 and our lower interest income resulted from lower interest rates in the first quarter of 2009. The loss in the fourth quarter of 2008 was mainly the result of our $6.7 million non-cash impairment charges related to certain short-term investments in stock funds and a long-term investment.

Income from continuing operations. Income from continuing operations was $5.8 million for the first quarter of 2009, representing an increase of 35.2% over the comparable period in 2008 and an increase of 163% sequentially. The significant sequential increase was mainly due to the $6.7 million impairment loss recognized during the fourth quarter of 2008 for certain short-term and long-term investments.

Net income. Net income for the first quarter of 2009 was $5.8 million, or $0.l3 per basic share, compared to $5.3 million, or $0.12 per basic share, for the year-ago period, and $2.2 million, or $0.05 per basic share, for the previous quarter.

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

Our net cash used in operating activities for the three-month period ended March 31, 2009 was $0.2 million. This was primarily attributable to our net income of $5.8 million, adjusted by a net non-cash related expenses of $2.4 million and a net increase in the components of our working capital of $8.4 million.

Our accounts receivable balance as of March 31, 2009 was $79.7 million, consisting of $38.8 million in billed receivables and $40.9 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our day’s sales outstanding as of March 31, 2009 were 100 days, as compared to last quarter’s 99 days. When calculating our day’s sales outstanding, we use the net accounts receivable balance for the IBM Arrangement where we act as a sales agent and record revenue on a net basis.

Our accounts payable balance as of March 31, 2009 was approximately $73.8 million, compared to $13.8 million as of December 31, 2008. The IBM Arrangement related accounts payable balance as of March 31, 2009 was approximately $58.6 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash generated from investing activities for the three-month period ended March 31, 2009 was $0.06 million. This was primarily due to a decrease in restricted cash of $0.25 million, which was partially offset by the purchase of property, plant and equipment of $0.17 million.

Our net cash generated from financing activities for the three-month period ended March 31, 2009 was $1.47 million. This was primarily from proceeds we received from the exercise of stock options of $1.47 million.

As of March 31, 2009, we had total short-term credit facilities of $34.6 million for working capital purposes, expiring by March 2010, which were secured by bank deposits of $11.0 million. As of March 31, 2009, unused short-term credit facilities were $31.8 million and used facilities totaled $2.8 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $1.3 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2009. Bank deposits pledged as security for these credit facilities totaled $12.3 million as of March 31, 2009 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had short-term credit facilities for working capital purposes totaling $34.6 million, expiring by March 2010, of which $2.8 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $31.8 million.

Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, or FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of FAS 107-1 and APB 28-1 to have a material effect on our consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 became effective on April 1, 2009. They do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of FAS 115-2 and FAS 124-2 to have a significant effect on our consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, or FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 became effective on April 1, 2009 and would be applied prospectively. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. We do not expect the adoption of FAS 157-4 to have a significant effect on our consolidated financial position or results of operations.

For information concerning certain risks that may affect our operating results and the value of our common stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2009. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of March 31, 2009, approximately 60.7%, or $112.8 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 39.3%, or $72.9 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.8359. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5195, our net assets would potentially decrease by $15.2 million. If the exchange rate were to decrease by10% to US$1.00 = RMB6.1523, our net assets would potentially increase by $18.6 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2009.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 4, 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or IPO. The lawsuit alleged violations of the US federal securities laws and was docketed in the United States District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases, or the IPO Allocation Cases, against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us, have all been transferred to a single federal district judge for purposes of case management.

In April of 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court on April 2, 2009 and remains subject to preliminary and final approval by the court. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, we received a letter dated July 30, 2007 from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. On July 25, 2008, we filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing her complaint. Plaintiff filed a Notice of Appeal on April 10, 2009.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended March 31, 2009, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 1A.	RISK FACTORS

Certain Risks That May Affect Our Operating Results and Our Common Stock

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

Our customer base is concentrated and the loss of one or more of our customers could cause our business to suffer significantly.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom. China Mobile accounted for 60% of our revenues in 2008 and 58% of our revenues in 2007. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits. Despite our entering the IT security products and services market following the acquisition of Lenovo’s IT service segment in 2004, the revenue expected to be generated by customers outside the telecommunications industry is still limited compared to our overall revenues. Moreover, we cannot provide any assurance that a material proportion of our revenues will be derived from other customers in the future.

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

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees, Mr. Jian Qi, the President and Chief Executive Officer of Lenovo-AsiaInfo division, and Ms. Zheng Wang, our Director of Investments. Mr. Qi and Ms. Wang are citizens of China. We do not currently have any equity interest in either Lenovo Computer or Lenovo Security, but instead enjoy economic benefits and control over these entities substantially similar to equity ownership through contractual arrangements among one of our wholly-owned subsidiaries, these affiliated entities and their respective shareholders. Consistent with the provisions of Financial Accounting Standard Board “FASB” Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” we consolidated the operating results of Lenovo Computer and Lenovo Security with our operating results.

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

We operate the restricted businesses in China primarily through Lenovo Security and Star VATS, which are jointly owned by certain of our employees, and through Lenovo Computer, which is indirectly owned by Lenovo Group Limited, the indirect parent company of one of our stockholders. Conflicts of interests between their duties to us and to Lenovo Security, Lenovo Computer and Star VATS may arise. We cannot assure you that when conflicts of interest arise, any or all of these persons will act in the best interests of our company or that any conflict of interest will be resolved in our favor. In addition, these persons or their heirs or other successors may breach or cause Lenovo Security, Lenovo Computer and Star VATS to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Lenovo Security and Lenovo Computer and Star VATS and to receive economic benefits from them. Other than relying on the duties of loyalty owed to us by the shareholders of Lenovo Security and Star VATS who are also our officers, and the contractual arrangements with the shareholders of Lenovo Security, Lenovo Computer and Star VATS, we currently do not have any measure or policy to address these potential conflicts of interest. In the event of any disputes regarding the contractual arrangements, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Lenovo Security, Lenovo Computer and Star VATS, we would have to rely on legal proceedings, the outcome of which may be uncertain and which could be disruptive to our business.

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

On March 28, 2007, SAFE issued the “Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies”, also known as Circular 78. Under Circular 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted stock or stock options pursuant to our stock incentive plans are subject to Circular 78 because we are an overseas listed company. However, in practice, significant uncertainties exist with respect to the interpretation and implementation of Circular 78. We intend to submit the application for registration of our employee stock incentive plan as soon as possible. We cannot provide any assurance that we or our Chinese employees will be able to comply with, qualify under, or obtain any registration required by Circular 78. In particular, if we or our Chinese employees fail to comply with the provisions of Circular 78, we or they may be subject to fines and legal sanctions imposed by SAFE or other PRC governmental authorities, which could result in a material and adverse effect to our business operations and employee stock incentive plans.

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

As of April 30, 2009, 43,949,418 shares of our common stock were outstanding, and there were approximately 5,551,923 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current eight-member board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2012; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2011. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

Our subsidiaries and affiliated entities in China are subject to tax in China. Historically, as foreign-invested enterprises, or FIEs, most of those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates as they have been qualified as key software enterprises or HNTEs under the new EIT Law. The official HNTE certificates have been issued to those subsidiaries in December 2008, prior to the filing of their China enterprise income tax returns.

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

On September 17, 2008, we announced a stock repurchase program under which we are entitled, from time to time for a period of nine months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of our outstanding common stock. As of March 31, 2009, we had repurchased 2,589,300 shares of our common stock at a total cost of $24,131,380 pursuant to this share repurchase program. We made no common stock repurchases in the first quarter of fiscal year 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on April 21, 2009. For more information on the following proposals, please refer to our definitive proxy statement dated March 5, 2009, the relevant portions of which are incorporated herein by reference.

(1)	Our stockholders elected each of the two nominees to our Board of Directors for a three-year term:

DIRECTORS	FOR	WITHHELD	BROKER NON-VOTE
James Ding	31,069,379	709,494	0
Yungang Lu	31,090,726	688,147	0

After the meeting, our Board of Directors consisted of James Ding, Steve Zhang, Yungang Lu, Davin Mackenzie, Tao Long, Tom Manning, Edward Tian and Qingtong Zhou.

(2)	Our stockholders ratified the appointment of Deloitte Touche Tohmatsu as our independent auditor:

For	31,407,252
Against	327,051
Abstain	44,572
Broker Non-Vote	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: May 7, 2009	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1*	Offer Letter with Wei Li dated January 19, 2009 (English Translation)		10-K	10.37	001-15713	3/5/2009

10.2*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.38	001-15713	3/5/2009

10.3*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.39	001-15713	3/5/2009

10.4*	Employment Contract between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.40	001-15713	3/5/2009

10.5*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.41	001-15713	3/5/2009

10.6*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10.1	001-15713	3/19/2009

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009	X

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009	X

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2009	X

*	Management contract, or compensatory plan or arrangement.