Form 10-Q
period 2009-06-30
ASIAINFO HOLDINGS INC
filed 2009-08-07
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009 was 45,682,506.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

		Page
PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (unaudited)	1

a)	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008	1

b)	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

c)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	3

d)	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months and six months ended March 31, 2009 and June 30, 2009	4

e)	Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2009 and 2008	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	38

SIGNATURE		39

EXHIBIT INDEX		40

3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 As adjusted (1)	2009	2008 As adjusted (1)
Revenues:
Software products and solutions	$47,151	$30,013	$89,588	$57,152
Service	5,931	4,209	10,930	7,550
Third-party hardware	5,486	7,836	9,026	12,362

Total revenues	58,568	42,058	109,544	77,064

Cost of revenues:
Software products and solutions	22,609	13,660	40,823	24,816
Service	1,967	1,704	3,897	3,418
Third-party hardware	5,210	7,644	8,526	11,940

Total cost of revenues	29,786	23,008	53,246	40,174

Gross profit	28,782	19,050	56,298	36,890

Sales and marketing	9,929	8,212	20,466	16,107
General and administrative	3,652	2,248	7,218	4,857
Research and development	8,792	5,029	16,007	9,687

Total operating expenses	22,373	15,489	43,691	30,651

Income from operations	6,409	3,561	12,607	6,239

Other income
Interest income	534	1,067	1,158	2,282
Dividend	3	84	174	303
Gain from sales of short-term investments	1,210	2,359	1,210	3,533
Other income (expenses), net	9	(256)	(14)	(530)

Total other income, net	1,756	3,254	2,528	5,588

Income before provisions for income taxes and discontinued operations	8,165	6,815	15,135	11,827
Income taxes expense	962	1,594	2,147	2,327

Income from continuing operations	7,203	5,221	12,988	9,500

Income from discontinued operations, net of taxes	—	—	—	980

Net income	7,203	5,221	12,988	10,480

Less: Net loss attributable to the noncontrolling interest	(2)	—	(7)	—

Net income attributable to AsiaInfo Holdings, Inc.	$7,205	$5,221	$12,995	$10,480

Earnings per share:
Income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.16	$0.12	$0.30	$0.21

Diluted	$0.16	$0.11	$0.29	$0.20

Income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$—	$—	$—	$0.02

Diluted	$—	$—	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.16	$0.12	$0.30	$0.23

Diluted	$0.16	$0.11	$0.29	$0.22

Weighted average shares used in computation:
Basic	44,586,996	45,094,860	44,048,268	44,944,271

Diluted	45,917,056	47,044,412	45,554,547	46,715,304

Amounts attributable to AsiaInfo Holdings, Inc. common stockholders:
Income from continuing operations, net of tax	7,205	5,221	12,995	9,500

Income from discontinued operations, net of tax	—	—	—	980

Net income	$7,205	$5,221	$12,995	$10,480

(1)	Amounts were extracted from Form 10-Q for the quarter ended June 30, 2008, as adjusted for adoption of Statement of Financial Accounting Standards No. 160 as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008 As adjusted (2)
ASSETS
Current Assets:
Cash and cash equivalents	$177,470	$172,119
Restricted cash	11,853	12,510
Short-term investments—held-to-maturity securities	10,555	—
Short-term investments—available-for-sale securities	24,821	28,633
Accounts receivable (net of allowances of $2,956 and $2,605 as of June 30, 2009 and December 31, 2008, respectively)	103,225	52,011
Inventories	7,477	12,322
Other receivables	3,190	2,813
Deferred income tax assets – current	3,334	3,334
Prepaid expenses and other current assets	4,625	5,425

Total current assets	346,550	289,167

Long-term investment	4,696	4,696
Property and equipment, net	2,781	2,887
Other acquired intangible assets, net	2,629	3,008
Deferred income tax assets – noncurrent	2,671	2,671
Goodwill	21,138	20,725

Total assets	$380,465	$323,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$54,334	$13,835
Accrued expenses	15,698	14,235
Deferred revenue	31,260	44,414
Accrued employee benefits	23,693	27,570
Other payables	7,410	5,288
Income taxes payable	298	646
Other taxes payable	5,908	6,311
Deferred income tax liabilities	1,085	934

Total current liabilities	139,686	113,233

Unrecognized tax benefits	2,127	1,326
Other long-term liabilities	135	135

Total liabilities	141,948	114,694

Commitments and contingencies (Note 21)
Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 48,683,113 shares and 46,466,170 shares issued as of June 30, 2009 and December 31, 2008, respectively; 45,683,113 shares and 43,466,170 shares outstanding as of June 30, 2009 and December 31, 2008, respectively)	487	464
Additional paid-in capital	231,932	215,948
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of June 30, 2009 and December 31, 2008, respectively)	(27,749)	(27,749)
Statutory reserve	17,212	17,212
Accumulated deficit	(2,571)	(15,566)
Accumulated other comprehensive income	19,155	18,093

Total AsiaInfo Holdings, Inc. stockholders’ equity	238,466	208,402

Noncontrolling interest	51	58

Total stockholders’ equity	238,517	208,460

Total liabilities and stockholders’ equity	$380,465	$323,154

(2)	December 31, 2008 balances were extracted from audited financial statements, as adjusted for adoption of Statement of Financial Accounting Standards No. 160 as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,988	$10,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	657	589
Stock-based compensation expenses	5,040	1,340
Amortization of other acquired intangible assets	629	845
(Gain) loss on disposal of property and equipment	(5)	32
Gain from sales of available-for-sale securities	(1,210)	(3,533)
Provision for bad debt	492	188
Gain on sales of discontinued operations	—	(1,515)
Proceeds from sales of trading securities	—	121
Purchase of trading securities	—	(76)
Acquisition related costs	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(51,706)	(1,174)
Inventories	4,845	(3,777)
Other receivables	(378)	(174)
Deferred income taxes	—	(624)
Prepaid expenses and other current assets	800	(144)
Accounts payable	40,499	1,251
Accrued expenses	1,489	214
Deferred revenue	(13,154)	6,709
Accrued employee benefits	(3,876)	(4,440)
Other payables	2,310	(119)
Other taxes payable	(403)	450
Income taxes payable	452	(2,210)

Net cash (used in) provided by operating activities	(543)	4,433

Cash flows from investing activities:
Decrease (increase) in restricted cash	656	(1,176)
Purchases of available-for-sale securities	—	(3,068)
Purchases of held-to-maturity securities	(10,555)	—
Proceeds from sales of available-for-sale securities	6,211	7,320
Proceeds from sales of held-to-maturity securities	—	1,541
Purchases of property and equipment	(510)	(531)
Proceeds from disposal of property and equipment	5	7
Purchase of businesses, net of cash acquired	(872)	(1,502)
Proceeds from disposal of discontinued operations	—	1,515
Long-term equity investment	(25)	—

Net cash (used in) provided by investing activities	(5,090)	4,106

Cash flows from financing activities:
Proceeds from exercise of stock options	10,967	3,115
Repurchase of common stock	—	(1,664)

Net cash provided by financing activities	10,967	1,451

Effect of exchange rate changes on cash and cash equivalents	17	4,452

Net increase in cash and cash equivalents	5,351	14,442

Cash and cash equivalents at beginning of period	172,119	148,834

Cash and cash equivalents at end of period	$177,470	$163,276

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	AsiaInfo Holdings, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Statutory Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity	Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2009	43,466,170	$464	$215,948	$(27,749)	$17,212	$(15,566)	$18,093	$58	$208,460
Net income	—	—	—	—	—	5,790	—	(5)	5,785	$5,785
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	(97)	(97)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $ (578)	—	—	—	—	—	—	1,180	—	1,180	1,180

Comprehensive income										$6,868

Stock option exercises	205,514	2	1,622	—	—	—	—	—	1,624
Performance-based restricted stock units vesting	239,880	3	(3)	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	181	—	—	—	—	—	181
Share-based compensation (performance-based restricted stock units)	—	—	1,001	—	—	—	—	—	1,001

Balance at March 31, 2009	43,911,564	$469	$218,749	$(27,749)	$17,212	$(9,776)	$19,176	$53	$218,134
Net income	—	—	—	—	—	7,205	—	(2)	7,203	$7,203
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	69	—	69	69
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $350	—	—	—	—	—	—	(860)	—	(860)	(860)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $77	—	—	—	—	—	—	770	—	770	770

Comprehensive income										$7,182

Stock option exercises	1,299,160	13	9,330	—	—	—	—	—	9,343
Performance-based restricted stock units vesting	472,089	5	(5)	—	—	—	—	—	—
Restricted stock unit vesting	300	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	190	—	—	—	—	—	190
Share-based compensation (performance-based restricted stock units)	—	—	3,668	—	—	—	—	—	3,668

Balance at June 30, 2009	45,683,113	$487	$231,932	$(27,749)	$17,212	$(2,571)	$19,155	$51	$238,517

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (the “VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based their assumptions and estimates on the facts and circumstances existing as of June 30, 2009, final amounts may differ from these estimates.

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

AsiaInfo Holdings, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

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

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2008 except for the following additional accounting policies:

(1) Newly adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”), which was retrospectively applied, requires noncontrolling interests to be separately presented as a component of stockholders’ equity on the unaudited condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”). FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company believes the adoption of this standard did not have any significant impact on its financial condition or results of operations.

Effective April 1, 2009, the Company adopted FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company believes the adoption of this standard did not have any significant impact on its financial condition or results of operations.

Effective April 1, 2009, the Company adopted FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under the then current market conditions. The Company believes the adoption of this standard did not have any significant impact on its financial condition or results of operations.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company believes the adoption of this standard did not have any significant impact on its financial condition or results of operations.

(2) Revenue recognition

The Company’s Lenovo-AsiaInfo information security products are accounted for under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo information security products are sold with bundled post-contract customer support (“PCS”) services over a term of one, two or three years.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added entities previously considered qualifying special purpose entities, or QSPEs, since the concept of these entities is eliminated in SFAS 166. SFAS 167 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a significant effect on its consolidated financial position or results of operations.

At its July 1, 2009 meeting, the FASB ratified the consensus reached on EITF Issue No.09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“EITF 09-1”). EITF No. 09-1 applies to share lending arrangements with an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. If counterparty default is probable, then the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. Entities will be required to apply EITF 09-1 in periods beginning on or after June 15, 2009, for share lending arrangements entered into in those periods. The Company does not expect the adoption of EITF 09-1 to have a significant effect on its consolidated financial position or results of operations

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, other payables, income taxes payable, other taxes payable and long-term investments in equity securities of unquoted companies.

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities, as discussed in Note 4.

Certain long-term investments have been written down to their fair values, as of December 31, 2008, as discussed in Note 7. The fair values of other long-term investments, which are carried at cost, are not readily determinable.

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

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities

As of June 30, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $10,555. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. No held-to-maturity securities were held as of December 31, 2008.

As of June 30, 2009 and December 31, 2008, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of corporate stocks, bond funds, and stock funds issued by major financial institutions.

	June 30, 2009				December 31, 2008
	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$16,801	$669	$—	$17,470	$16,785	$984	$—	$17,769
Stock funds	5,812	1,453	—	7,265	10,808	8	—	10,816
Corporate stocks	48	38	—	86	48	—	—	48

Total	$22,661	$2,160	$—	$24,821	$27,641	$992	$—	$28,633

(1)	Cost is net of nil and $4,684 impairment loss as of June 30, 2009 and December 31, 2008, respectively, which represent the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary, based on various factors such as continuing challenging global financial markets, poor performance of the global equity markets, and the duration and the extent to which the fair value of the investment had continued to be less than the cost.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of June 30, 2009. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed during the 10-day period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of June 30, 2009 were as follows:

	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$17,470	$—	$—	$17,470
Stock funds	—	—	7,265	7,265
Corporate stocks	86	—	—	86

Total	$17,556	$—	$7,265	$24,821

The following table presents changes in Level 3 stock funds measured on a recurring basis for the six-month period ended June 30, 2009:

As at June 30, 2009
Beginning balance	$5,812
Unrealized gain	1,453
Ending balance	$7,265

The following table provides additional information on the realized gains of the Company during the three-month and six-month periods ended June 30, 2009. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended June 30,
	2009			2008
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$6,211	$5,001	$1,210	$4,993	$2,605	$2,388
Trading securities	—	—	—	45	24	21

Total	$6,211	$5,001	$1,210	$5,038	$2,629	$2,409

	Six Months Ended June30,
	2009			2008
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$6,211	$5,001	$1,210	$7,320	$3,782	$3,538
Trading securities	—	—	—	121	76	45

Total	$6,211	$5,001	$1,210	$7,441	$3,858	$3,583

The Company reported nil and $50 impairment losses for its short-term investments for the six-month periods ended June 30, 2009 and 2008, respectively. The Company reported no impairment losses for its short-term investments for the three-month periods ended June 30, 2009 and 2008.

5. ACCOUNTS RECEIVABLE

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

The components of accounts receivable as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Billed accounts receivable	$50,990	$23,438
Unbilled accounts receivable	54,488	29,057
Bank acceptance drafts	95	38
Commercial acceptance drafts	608	2,083
Less: accounts receivable allowance	(2,956)	(2,605)

Total accounts receivable, net	$103,225	$52,011

6. INVENTORIES

The components of inventories as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Raw materials	$896	$824
Finished goods	6,581	11,498

Total	$7,477	$12,322

7. LONG-TERM INVESTMENTS

(a) In October 2005, the Company acquired five percent of the outstanding equity interests of Hinge Software Company Limited (“Hinge”), a Shanghai-based provider of business intelligence software solutions. The Company uses the cost method of accounting in accordance with APB 18 to record its investment in Hinge since the Company does not have the ability to exercise significant influence over the operating and financial policies of Hinge. Due to the global financial crisis in 2008, Hinge’s business dropped significantly causing a significant decline in Hinge’s fair value. The Company determined that its investment in Hinge became worthless as of December 31, 2008 and that the decline in the fair value was other-than-temporary. Consequently, during the year ended December 31, 2008, the Company recognized an impairment loss of $2,042, which was equal to the carrying amount of the investment.

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

C-Platform is a Cayman Islands company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunications services, to telecommunications operators in China. The Company believes that the transaction furthers its on-going strategy of expanding its market leading telecommunications software solutions business in China.

8. ACQUISITION

In April 2009, the Company, through its majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired certain operating assets and liabilities of Shanghai Huanyou Information Consultation Co. Ltd., a PRC based provider of value-added telecommunications services, for a cash consideration of $658. Goodwill acquired through this acquisition was $410. The acquisition was accounted for as a business acquisition because the Company believes the acquired assets constituted a business according to SFAS No. 141(R). The Company believes that the transaction furthers its ongoing strategy of expanding its market-leading telecommunications software solutions business in China.

9. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the six months ended June 30, 2009 were as follows:

	June 30, 2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance	$18,186	$2,539	$20,725
Goodwill obtained in acquisitions of businesses	410	—	410
Foreign exchange difference due to translation	3	—	3

Ending balance	$18,599	$2,539	$21,138

10. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	June 30, 2009				December 31, 2008
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(2,227)	$—	$104	$2,331	$(2,133)	$—	$198
Trade names	341	(294)	—	47	341	(279)	—	62
Contract backlogs	2,451	(2,463)	12	—	2,451	(2,463)	12	—
Customer lists	131	(104)	12	39	131	(89)	12	54
Customer relationships	2,740	(1,584)	280	1,436	2,593	(1,277)	279	1,595
Distribution network	870	(870)	—	—	870	(859)	—	11
Software	1,758	(1,308)	153	603	1,758	(1,159)	153	752
Non-compete agreements	446	(155)	22	313	436	(122)	22	336
Corporate business agency agreement	91	(4)	—	87	—	—	—	—

	$11,159	$(9,009)	$479	$2,629	$10,911	$(8,381)	$478	$3,008

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of June 30, 2009 are expected to be as follows:

2009	$632
2010	1,077
2011	535
2012	200
2013	185

$2,629

11. COMPREHENSIVE INCOME

The components of comprehensive income during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$7,203	$5,221	$12,988	$10,480
Transfer to income statement of realized (gain)/loss on available-for-sale investments - net of tax effects of $350 and $599, $350 and $887 for the three and six months ended June 30, 2009 and 2008, respectively	(860)	(1,789)	(860)	(2,651)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $77 and $1,300, $(501) and $1,691 for the three and six months ended June 30, 2009 and 2008, respectively	770	(1,912)	1,950	(7,532)
Change in cumulative foreign currency translation adjustment	69	2,652	(28)	7,315

Comprehensive income	7,182	4,172	14,050	7,612

Comprehensive income/(loss) attributable to noncontrolling interest	(2)	—	(7)	—
Comprehensive income attributable to AsiaInfo Holdings, Inc.	$7,184	$4,172	$14,057	$7,612

12. CREDIT FACILITIES

As of June 30, 2009, the Company had short-term credit facilities for working capital purposes totaling $34,637 expiring in March 2010. As of June 30, 2009, the credit facilities were secured by bank deposits of $11,000 and credit facilities of $3,545 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of June 30, 2009, unused short-term credit facilities were $31,092. In addition, the Company had standby letters of credit and bank acceptance drafts as of June 30, 2009, which were collateralized by bank deposits of $853. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $11,853 as of June 30, 2009 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2008, the Company had total short-term credit facilities totaling $34,631, which will expire in December 2009 and were secured by bank deposits of $11,336.

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

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sale of discontinued operations. Certain cost which was related to the contingent payment and amounting to $209 (RMB1,483) was accrued accordingly.

The accompanying condensed consolidated statements of operations reflect FIS as discontinued operations. Results of the FIS discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain on sales of discontinued operations	$—	$—	$—	$1,306
Provision for income taxes	—	—	—	(326)

Gain on discontinued operations	$—	$—	$—	$980

14. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,772 and $2,328 and commercial acceptances payable of $11 and $216 as of June 30, 2009 and December 31, 2008, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

15. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions includes the benefit of the rebate of value-added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $2,151 and $2,908 for the three months ended June 30, 2009 and 2008, respectively.

16. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2009	2008
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)	(27)
Change in valuation allowance	—	1
Subpart F income inclusion	1	2
Stock-based compensation	5	2
Qualified Electing Fund income	1	7

	14%	20%

During the six months ended June 30, 2009, the Company recorded a discrete tax benefit of $634 as a result of true ups of certain research and development tax deductions (super R&D deductions) claimed by certain of its PRC subsidiaries for the tax year 2008.

During the six months ended June 30, 2009, the Company recorded an additional long term tax liability of approximately $760 for certain tax positions it has taken on certain 2008 tax filings relating to the uncertainties as to the deductibility of certain expenses.

Aggregate undistributed earnings of approximately $55,542 at June 30, 2009 of the Company’s subsidiaries and VIEs located in the PRC that are available for distribution to the Company are considered to be indefinitely reinvested under APB opinion No. 23, and accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to the Company. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not qualified the deferred income tax liability that would arise if earnings in the second quarter were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is one ongoing examination by the Hong Kong taxing authority at this time. The Company believes that it has not taken any aggressive filing positions in its Hong Kong tax filings and it is expecting that it will not be subject to additional tax liabilities or penalties. There are no ongoing examinations by other taxing authorities at this time. The Company’s various tax years from 2000 to 2009 remain open in these taxing jurisdictions.

17. STOCK-BASED COMPENSATION

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2009	3,356,752	$9.14
Granted	—
Forfeited	(550)	8.45
Exercised	(205,514)	7.90

Outstanding, March 31, 2009	3,150,688	9.22

Granted	—	—
Forfeited	(25,100)	4.21
Exercised	(1,299,160)	7.19

Outstanding, June 30, 2009	1,826,428	10.74	$14,849

Vested and expected to vest, June 30, 2009	1,826,428	10.74	14,849
Exercisable, June 30, 2009	1,826,428	$10.74	$14,849

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $17.21 of the Company’s common stock on the last trading day on June 30, 2009.

Total intrinsic value of options exercised for each of the three months ended June 30, 2009 and 2008 was $15,255 and $2,274, respectively.

As of June 30, 2009, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan- restricted stock units (RSUs)

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

RSUs as of June 30, 2009 and changes during the three months ended June 30, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2009	147,812	$5.42
Granted	70,500	9.59
Vested	—	—
Forfeited	(525)	4.05

Restricted stock units unvested at March 31, 2009	217,787	6.78

Granted	10,000	18.80
Vested	(300)	4.86
Forfeited	—	—

Restricted stock units unvested at June 30, 2009	227,487	$7.31

Total intrinsic value of RSUs exercised for each of the three months ended June 30, 2009 and 2008 was $5.5 and $37, respectively.

As of June 30, 2009, there was $1,251 unrecognized share-based compensation cost related to RSUs. That unrecognized cost is expected to be recognized over a weighted-average vesting period of 1.2 years. To the extent the actual forfeiture rate is different from the original estimate; the actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan- performance-based restricted stock units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved a stock unit award program under the 2005 Plan, permitting the Company to grant no more than 2,213,068 shares of performance-based restricted stock units (PSUs). 1,995,000 PSUs were granted in November 2006. Unlike the Company’s RSUs, PSUs vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth and average stock closing price, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of the Company’s common stock. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

Performance based PSUs as of June 30, 2009 and changes during the three months ended June 30, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	626,911	$5.05
Granted	—	—
Vested	—	—
Forfeited	(3,250)	4.99

Performance-based restricted stock units unvested at March 31, 2009	623,661	5.05

Granted	—	—
Vested	(472,089)	5.05
Forfeited	(151,572)	5.05

Performance-based restricted stock units unvested at June 30, 2009	—	$—

Market based PSUs as of June 30, 2009 and changes during the three months ended June 30, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Market-based restricted stock units unvested at January 1, 2009	241,130	$2.14
Granted	—	—
Vested	(239,880)	2.14
Forfeited	(1,250)	2.14

Market-based restricted stock units unvested at March 31, 2009	—	$—

2008 Stock Incentive Plan

On February 25, 2008, the Board of Directors of the Company authorized the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2008 Plan was subsequently approved by the Company’s stockholders at the 2008 annual meeting of stockholders. Under the 2008 Plan, the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 2,000,000 shares plus (b) any authorized shares of the Company’s common stock that, as of February 25, 2008, were available for issuance under the Company’s 2005 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms.

As of June 30, 2009, 1,669,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	—	$—
Granted	1,649,400	13.10
Vested	—	—
Forfeited	—	—

Performance-based restricted stock units unvested at March 31, 2009	1,649,400	13.10

Granted	20,000	18.80
Vested	—	—
Forfeited	(3,000)	13.10

Performance-based restricted stock units unvested at June 30, 2009	1,666,400	$13.17

Total intrinsic value of the PSUs granted under the 2005 Plan and the 2008 Plan and vested for the three months ended June 30, 2009 and 2008 was $8,125 and $5,218, respectively.

As of June 30, 2009, there was $3,414 unrecognized share-based compensation cost related to the PSUs granted under the 2008 Plan. This deferred cost is expected to be recognized over a weighted-average vesting period of 0.25 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three-month and six-month periods ended June 30, 2009 and 2008, stock-based compensation expenses related to the stock options, the RSUs and the PSUs under SFAS 123(R) were allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$1,102	$123	$1,395	$277
Sales and marketing	1,099	240	1,450	482
General and administrative	1,067	180	1,427	352
Research and development	590	107	768	229

Total stock-based compensation expense	$3,858	$650	$5,040	$1,340

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Amounts attributable to AsiaInfo Holdings, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$7,205	$5,221	$12,995	$9,500
Income from discontinued operations, net of taxes	—	—	—	980

Net income	$7,205	$5,221	$12,995	$10,480

Shares (denominator)
Weighted average common stock outstanding
Basic	44,586,996	45,094,860	44,048,268	44,944,271
Dilutive effect of stock-based compensation	1,330,060	1,949,552	1,506,279	1,771,033

Diluted	45,917,056	47,044,412	45,554,547	46,715,304

Earnings per share
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.16	$0.12	$0.30	$0.21

Diluted	$0.16	$0.11	$0.29	$0.20

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$—	$—	$—	$0.02

Diluted	$—	$—	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.16	$0.12	$0.30	$0.23

Diluted	$0.16	$0.11	$0.29	$0.22

As of June 30, 2009 and 2008, the Company had 415,600 and 670,215 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on EPS in the future.

19. SEGMENT INFORMATION

Since October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005 and 2006, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. In accordance with the guidance of SFAS 131, the Company determined that each of these two business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) services, and (3) third-party hardware.

The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statement of operations and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expenses (benefit), depreciation and amortization are not disclosed by segment, since such information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statement of operations and total assets for the Company’s operating segments based on the Company’s three major product lines:

	Three Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$41,776	$5,375	$47,151	$25,875	$4,138	$30,013
Services	5,883	48	5,931	4,042	167	4,209
Third-party hardware	5,039	447	5,486	6,834	1,002	7,836

Total revenue:	52,698	5,870	58,568	36,751	5,307	42,058

Cost of revenues:
Software products and solutions	20,275	2,334	22,609	12,230	1,430	13,660
Services	1,892	75	1,967	1,636	68	1,704
Third-party hardware	4,786	424	5,210	6,492	1,152	7,644

Total cost of revenues	26,953	2,833	29,786	20,358	2,650	23,008

Gross Profit	25,745	3,037	28,782	16,393	2,657	19,050

Segment expenses:
Sales and marketing	7,569	2,360	9,929	5,956	2,256	8,212
General and administrative(1)	727	(78)	649	101	34	135
Research and development	7,787	1,005	8,792	4,465	564	5,029

Total segment expenses	16,083	3,287	19,370	10,522	2,854	13,376

Contribution profit (loss)	$9,662	$(250)	$9,412	$5,871	$(197)	$5,674

	Six Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$81,158	$8,430	$89,588	$50,327	$6,825	$57,152
Services	10,730	200	10,930	7,346	204	7,550
Third-party hardware	7,963	1,063	9,026	11,157	1,205	12,362

Total revenue:	99,851	9,693	109,544	68,830	8,234	77,064

Cost of revenues:
Software products and solutions	37,189	3,634	40,823	22,511	2,305	24,816
Services	3,740	157	3,897	3,310	108	3,418
Third-party hardware	7,564	962	8,526	10,599	1,341	11,940

Total cost of revenues	48,493	4,753	53,246	36,420	3,754	40,174

Gross Profit	51,358	4,940	56,298	32,410	4,480	36,890

Segment expenses:
Sales and marketing	15,985	4,481	20,466	11,841	4,266	16,107
General and administrative(1)	1,453	44	1,497	678	47	725
Research and development	14,082	1,925	16,007	8,575	1,112	9,687

Total segment expenses	31,520	6,450	37,970	21,094	5,425	26,519

Contribution profit (loss)	$19,838	$(1,510)	$18,328	$11,316	$(945)	$10,371

	As of June 30, 2009			As of December 31, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$332,735	$47,730	$380,465	$270,595	$52,559	$323,154

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The credit amount in AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended June 30, 2008.
(2)	Included in total assets are net accounts receivable of $98,412 and $4,813 for AsiaInfo Technologies and Lenovo-AsiaInfo, 2009, respectively, at June 30, 2009 and $46,194 and $5,817 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at December 31, 2008.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total contribution profit for reportable segments	$9,412	$5,674	$18,328	$10,371
Corporate general and administrative expenses	(3,003)	(2,113)	(5,721)	(4,132)
Interest income	534	1,067	1,158	2,282
Gain from sales of short term investments	1,210	2,409	1,210	3,583
Impairment losses on short term investments	—	(50)	—	(50)
Dividend	3	84	174	303
Other income (expense), net	9	(256)	(14)	(530)

Income before provision for income taxes and discontinued operations	$8,165	$6,815	$15,135	$11,827

Since revenues net of cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of cost of third-party hardware sales to total revenues as presented in the consolidated statements of operations:

	Three Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of cost of third-party hardware sales	$47,912	$5,446	$53,358	$30,259	$4,155	$34,414
Third-party hardware cost	4,786	424	5,210	6,492	1,152	7,644

Total revenues	$52,698	$5,870	$58,568	$36,751	$5,307	$42,058

	Six Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of cost of third-party hardware sales	$92,287	$8,731	$101,018	$58,231	$6,893	$65,124
Third-party hardware cost	7,564	962	8,526	10,599	1,341	11,940

Total revenues	$99,851	$9,693	$109,544	$68,830	$8,234	$77,064

20. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of June 30, 2009, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo during the three-month and six-month periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales and marketing	$14	$16	$28	$35
Research and development	—	1	—	2

Total operating expenses	$14	$17	$28	$37

	As of June 30, 2009	As of December 31, 2008
Balances with related parties:
Other receivables	$225	$226
Deferred revenue	365	365
Other payables	782	782

21. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the six months period ended June 30, 2009 were as follows

As of June 30, 2009
Balance at beginning of the period	$418
Current period provision	12
Payments	(1)
Expired warranty	(146)
Foreign exchange difference	—

Balance at end of the period	$283

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

In April of 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The definitive agreement was filed with the court on April 2, 2009 and was preliminarily approved by the court on June 10, 2009. It remains subject to final approval by the court. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the grounds that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff filed a Notice of Appeal on April 10, 2009.

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

On April 25, 2006, the Company’s Board of Directors authorized an extension to the 2006 repurchase program for an additional 90 days, from April 25, 2006 to July 24, 2006, but did not change the aggregate number of shares subject to repurchase under the 2006 repurchase program. As of July 18, 2006, the Company repurchased 1,904,792 shares of its common stock at a total cost of $8,223 pursuant to the extension of this repurchase program. The 2006 stock repurchase program, as extended, was completed on July 18, 2006.

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

On September 11, 2007, the Company announced the authorization of a stock repurchase program under which the Company was entitled to repurchase up to 3,000,000 shares of its outstanding common stock. Pursuant to that program, the Company was entitled, from time to time for a period of four months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market, or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of its outstanding common stock. As of December 31, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

On February 27, 2008, the Company’s Board of Directors authorized an extension to the 2007 repurchase program through July 10, 2008. Under the extended program, the Company was authorized to repurchase up to 2,755,700 shares of its outstanding common stock, from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this extended repurchase program.

On September 17, 2008, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132 pursuant to this repurchase program. No stock was repurchased during the three-month period ended June 30, 2009. All common stock repurchased by the Company under the 2007 and 2008 repurchase programs were reported as treasury stock. As of June 30, 2009, the Company had 3,000,000 shares of treasury stock.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those three customers for the three-month periods ended June 30, 2009 and 2008.

	Three Month Ended June 30,
	2009		2008
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$38,206	65%	$26,907	64%

China Unicom*	9,510	16	8,212	20

China Telecom	4,966	9	1,740	4

Total	$52,682	90%	$36,859	88%

*	Also includes revenues generated from China Netcom, which was merged with China Unicom on October 15, 2008.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditure, and have negatively impacted our operating results in certain periods. However, certain state-mandated restructurings in China’s telecommunications sector have caused our revenues to increase as carriers have increased spending on software and IT infrastructure designed to increase their competitiveness. Any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which could have an adverse impact on our business.

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

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third-party hardware revenue. Please refer to Note 19 to the condensed consolidated financial statements included in this report for detailed financial information regarding segment reporting.

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

In addition, in recent periods we have begun to generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile (the “IBM Arrangement”). The service fee under this arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in Emerging Issue Task Force, or EITF, No. 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” when determining whether we would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when China Mobile pays us, and (5) we do not have the right to select suppliers.

Third-party hardware revenue. Other than the IBM Arrangement, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in EITF No. 99-19. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Reconciliation of Net Revenues (Non-GAAP) to Total Revenues
	Three Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(In thousands)
Revenues net of hardware costs:
Software products and solutions revenue	$41,776	$5,375	$47,151	$25,875	$4,138	$30,013
Service revenue	5,883	48	5,931	4,042	167	4,209
Third-party hardware revenue net of hardware costs	253	23	276	342	(150)	192

Total revenues net of hardware costs	47,912	5446	53,358	30,259	4,155	34,414
Total hardware costs	4,786	424	5,210	6,492	1,152	7,644

Total revenues	$52,698	$5,870	$58,568	$36,751	$5,307	$42,058

	Reconciliation of Net Revenues (Non-GAAP) to Total Revenues
	Six Months Ended June 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(In thousands)
Revenues net of hardware costs:
Software products and solutions revenue	$81,158	$8,430	$89,588	$50,327	$6,825	$57,152
Service revenue	10,730	200	10,930	7,346	204	7,550
Third-party hardware revenue net of hardware costs	399	101	500	558	(136)	422

Total revenues net of hardware costs	92,287	8,731	101,018	58,231	6,893	65,124
Total hardware costs	7,564	962	8,526	10,599	1,341	11,940

Total revenues	$99,851	$9,693	$109,544	$68,830	$8,234	$77,064

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we report this presentation to our chief operating decision maker.

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

The costs associated with designing and further developing our proprietary software are classified as research and development expenses as incurred.

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

Pursuant to the implementation rules to the EIT Law issued in December 2007, and several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates as long as they are qualified as High and New Technology Enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 31, 2008, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2008. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 15% for 2009 and 2010. Lenovo Security was originally granted a “3+3 holiday”, and was subject to the applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009, as it maintained its HNTE status. If Lenovo Security continues to maintain its HNTE status in 2010, then it will remain subject to an applicable tax rate of 7.5% in 2010.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until 2010. The benefit of the rebate of value-added tax is included in our software revenue. Historically, the value-added tax refund is not taxable for income tax purpose as long as the refund is used for research and development activities. However, according to a new tax circular issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain untaxable, when the refund is used for purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not deductible for income tax purposes. It is unclear how this new rule will be implemented and in the absence of any specific guidance, we are treating the value-added tax refund as a taxable item for income tax purposes going forward.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our income statement net of business tax incurred. Business taxes deducted from revenues during the six-month periods ended June 30, 2009 and 2008 were $3.0 million and $1.9 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the United States, including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the United States.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended June 30, 2009.

As of June 30, 2009, approximately 59.3%, or $112.2 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 40.7%, or $77.1 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of June 30, 2009, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.8319, compared to the rate of US$1.00=RMB6.8591 as of June 30, 2008.

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method as prescribed by AICPA Statement of Position No. 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS service period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by AICPA Statement of Position No. 97-2, or SOP 97-2, “Software Revenue Recognition.”

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the second quarter of 2009 and 2008.

Consolidated Results of Operations

Revenues. Gross revenues were $58.6 million for the three-month period ended June 30, 2009, representing a 39.3% increase over the year ago period and a 14.9% increase sequentially. Gross revenues for the six-month period ended June 30, 2009 were $109.5 million, which was a year-over-year increase of 42.1%. The year-over-year and sequential increases in gross revenue were primarily driven by strong sales growth among our top three major telecommunications customers: China Mobile, China Unicom, and China Telecom.

Software products and solutions revenue was $47.2 million for the three-month periods ended June 30, 2009, representing an increase of 57.1% over the comparable periods in 2008 and a 11.1% sequential increase. Software products and solutions revenue was $89.6 million for the six-month periods ended June 30, 2009, which was a year-over-year increase of 56.6%. The overall year-over-year and sequential increases in software products and solutions revenue were mainly due to growth in both our telecommunications software business and our IT security business. Telecommunications software products and solutions revenue for the three-month period ended June 30, 2009 was $41.8 million, representing a year-over-year increase of 61.5% and a sequential increase of 6.1%. Telecommunications software products and solutions revenue for the six-month period ended June 30, 2009 was $81.2 million, representing a year-over-year increase of 61.4%. Those increases were due to strong uptake for our software and service solutions among our top three telecommunications customers, whose demand for our products and services increased after the recent telecommunications industry restructuring in China and the issuance of 3G licenses. Software products and solutions revenue from our IT security business in the three-month period ended June 30, 2009 was $5.4 million, representing a 29.9% year-over-year increase and a 75.9% sequential increase. Software products and solutions revenue from our IT security business in the six-month period ended June 30, 2009 was $8.4 million, representing a 23.5% year-over-year increase. The year-over-year increase reflected our concerted effort to improve operations in this division. The sequential increase was partially due to seasonality, as sales in the Lenovo-AsiaInfo business unit are typically weakest in the first quarter. The sequential increase was also attributable to several significant direct-sales contracts we entered into with the PRC government agencies in the second quarter.

Service revenue was $5.9 million in the three-month period ended June 30, 2009, representing an increase of 40.9% over the comparable period in 2008 and a 18.6% sequential increase. Service revenue was $10.9 million in the six-month period ended June 30, 2009, representing an increase of 44.8% over the comparable period in 2008. The year-over-year and sequential increases were primarily due to increased demand for network integration services and an increase in agency service revenue from our arrangement with IBM, where we act as a sales agent in connection with sales of IBM equipment to certain of our telecommunications customers.

Third-party hardware revenue for the three-month period ended June 30, 2009 was $5.5 million, representing a decrease of 30% year-over-year and an increase of 54.8% sequentially. Third-party hardware revenue for the six-month period ended June 30, 2009 was $9 million, representing a decrease of 27.0% year-over-year. Third-party hardware revenue has been generally decreasing in the past several years as we gradually shifted our focus to our software product solutions business. However, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo business unit contributed $5.9 million, approximately 10% of our gross revenue in the three-month period ended June 30, 2009, including a 11.4% contribution to software products and solutions revenue and a 1.0% contribution to service revenue. Overall, gross revenue for the Lenovo-AsiaInfo business unit increased 10.6% over the year-ago period and 53.5% sequentially. Our Lenovo-AsiaInfo business unit contributed $9.7 million, approximately 8.9% of our gross revenue in the six-month period ended June 30, 2009, representing an increase of 17.7% over the year-ago period. Our AsiaInfo Technologies business unit contributed $52.7 million, approximately 90% of our gross revenue in the three-month period ended June 30, 2009. Overall, gross revenue for the AsiaInfo Technologies business unit increased by 43.4% over the year-ago period and 11.8% sequentially. Our AsiaInfo Technologies business unit contributed $99.9 million, approximately 91.2% of our gross revenue in the six-month period ended June 30, 2009, representing an increase of 45.1% over the year-ago period.

During the second quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom, accounted for approximately 90% of our total revenue.

Cost of revenues. Our cost of revenues was $29.8 million in the three-month period ended June 30, 2009, representing an increase of 29.5% over the comparable period in 2008. Cost of revenues in the second quarter increased 27% compared to the preceding quarter. Our cost of revenues was $53.2 million in the six-month period ended June 30, 2009, representing an increase of 32.5% over the comparable period in 2008. These changes in cost of revenues were in line with the changes in total revenues for the same periods.

Gross profit. Our gross profit margin in the three-month period ended June 30, 2009 was 49.0%, compared to 45.0% in the same period in 2008 and 54% in the preceding quarter. Our gross profit margin in the six-month period ended June 30, 2009 was 51.4%, compared to 47.9% in the same period in 2008. The year-over-year increase in gross margin reflected an increase in revenues from higher-margin software solutions and services and a decrease in revenue from lower-margin, third-party hardware sales. The sequential decrease was largely the result of increased share-based compensation expenses related to the performance stock unit awards granted to certain of our key employees on March 16, 2009.

Operating expenses. Our operating expenses in the second quarter of 2009 were $22.4 million, representing an increase of 44.4% over the comparable period in 2008 and a 4.9% sequential increase. Our operating expenses in the first half of 2009 were $43.7 million, representing an increase of 42.5% over the comparable period in 2008. The increases were due to increased sales and marketing, research and development, and general administrative expenses, discussed below.

Sales and marketing expenses were $9.9 million for the second quarter of 2009, representing an increase of 20.9% over the comparable period in 2008 and a 5.8% sequential decrease. Sales and marketing expenses were $20.5 million for the first half of 2009, representing an increase of 27.1% over the comparable period in 2008. The year-over-year increases were mainly due to higher sales commission expenses incurred in securing new customer contracts, while the sequential decrease was due to concerted efforts to control sales expenses.

General and administrative expenses were $3.7 million for the second quarter of 2009, representing an increase of 62.5% over the comparable period in 2008 and a 2.4% sequential increase. General and administrative expenses were $7.2 million for the first half of 2009, representing an increase of 48.6% over the comparable period in 2008. The year-over-year and sequential increases were largely the result of increased share-based compensation expenses related to the performance stock unit awards discussed above.

Research and development expenses were $8.8 million for the second quarter of 2009, representing an increase of 74.8% over the comparable period in 2008 and a 21.9% sequential increase. Research and development expenses were $16.0 million for the first half of 2009, representing an increase of 65.2% over the comparable period in 2008. The increases in research and development expenses mainly reflect an increase in headcount, which is in line with the our strategy of continuing to invest in our research and development to take advantage of current and future market opportunities.

Total other income, net. Total other income, including interest income, dividend income, gain from sales of short-term investments, and other (expense) income, net, in the second quarter of 2009 was $1.8 million, representing a decrease of 46.0% over the comparable period in 2008 and an increase of 127.5% over the preceding quarter. Total other income in the first half of 2009 was $2.5 million, representing a decrease of 54.8% over the comparable period in 2008. The year-over-year decrease was largely the result of lower investment gains, as well as lower interest rates in the second quarter of 2009, which resulted in lower interest income. The sequential increase was the result of the sale of certain short-term investments in April 2009.

Income from continuing operations. Income from continuing operations was $7.2 million for the second quarter of 2009, representing an increase of 38.0% over the comparable period in 2008 and an increase of 24.5% sequentially. Income from continuing operations was $13.0 million for the first half of 2009, representing an increase of 36.7% over the comparable period in 2008.

Net income attributable to AsiaInfo Holdings, Inc. Net income attributable to AsiaInfo Holdings, Inc. for the second quarter of 2009 was $7.2 million, or $0.16 per basic share, compared to $5.2 million, or $0.12 per basic share, for the year-ago period, and $5.8 million, or $0.13 per basic share, for the previous quarter. Net income attributable to AsiaInfo Holdings, Inc. for the first half of 2009 was $13.0 million, or $0.30 per basic share, compared to $10.5 million, or $0.23 per basic share, for the year-ago period.

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

Our net cash used in operating activities for the three-month period ended June 30, 2009 was $0.3 million. This was primarily attributable to our net income of $7.2 million, adjusted by a net non-cash related expenses of $3.8 million and a net increase in the components of our working capital of $11.3 million.

Our accounts receivable balance as of June 30, 2009 was $103.2 million, consisting of $49.5 million in billed receivables and $53.7 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Arrangement related accounts receivable balance as of June 30, 2009 was approximately $38.9 million. Our day’s sales outstanding as of June 30, 2009 were 96 days, as compared to last quarter’s 100 days. When calculating our day’s sales outstanding, we use the net accounts receivable balance for the IBM Arrangement where we act as a sales agent and record revenue on a net basis.

Our accounts payable balance as of June 30, 2009 was approximately $54.3 million, compared to $13.8 million as of December 31, 2008. As of June 30, 2009, our accounts payable balance related to our sales agency arrangement with IBM was approximately $39.4 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash used for investing activities for the three-month period ended June 30, 2009 was $5.1 million. This was primarily due to purchase of short-term investments of $10.6 million which was partially offset by the proceeds received from our sale of available-for-sale securities of $6.2 million.

Our net cash generated from financing activities for the three-month period ended June 30, 2009 was $9.5 million. This was primarily from proceeds we received from the exercise of stock options.

As of June 30, 2009, we had cash and cash equivalents and restricted cash totaling $189.3 million and short-term investments totaling $35.4 million.

In April 2009, we, through our majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired certain operating assets and liabilities of Shanghai Huanyou Information Consultation Co. Ltd., a PRC based provider of value-added telecommunications services, for a cash consideration of $658,000. Goodwill acquired through this acquisition was $410,000. We believe that the transaction furthers our ongoing strategy of expanding our market-leading telecommunications software solutions business in China.

As of June 30, 2009, we had total short-term credit facilities of $34.6 million for working capital purposes, expiring by March 2010, which were secured by bank deposits of $11.0 million. As of June 30, 2009, unused short-term credit facilities were $31.1 million and used facilities totaled $3.5 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $0.9 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2009. Bank deposits pledged as security for these credit facilities totaled $11.9 million as of June 30, 2009 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had short-term credit facilities for working capital purposes totaling $34.6 million, expiring by March 2010, of which $3.5 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $31.1 million.

Accounting Pronouncements

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FIN 46(R) and changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 retains the scope of FIN 46(R) but added the entities previously considered qualifying special purpose entities, or QSPEs, since these entities are eliminated from the exemption from consolidation pursuant to SFAS 166. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS 167 to have a significant effect on our consolidated financial position or results of operations.

At its July 1, 2009 meeting, the FASB ratified the consensus reached on EITF Issue No.09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing “(“EITF 09-1”). EITF 09-1 applies to share lending arrangements with an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. If counterparty default is probable, then the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. Entities will be required to apply this new consensus in periods beginning on or after June 15, 2009, for share lending arrangements entered into in those periods. We do not expect the adoption of EITF 09-1 to have a significant effect on our consolidated financial position or results of operations

For information concerning certain risks that may affect our operating results and the value of our common stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2009. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of June 30, 2009, approximately 59.3%, or $112.2 million of our cash, cash equivalent and restricted cash were RMB-denominated and approximately 40.7%, or $77.1 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.8319. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5151, our net assets would potentially decrease by $16.2 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1487, our net assets would potentially increase by $19.8 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in US dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April of 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court on April 2, 2009 and preliminarily approved on June 10, 2009. The agreement remains subject to final approval by the court. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

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

During the fiscal quarter ended June 30, 2009, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

On March 28, 2007, SAFE issued the “Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies”, also known as Circular 78. Under Circular 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted stock units or stock options pursuant to our stock incentive plans are subject to Circular 78 because we are an overseas listed company. However, in practice, significant uncertainties exist with respect to the interpretation and implementation of Circular 78. We intend to submit the application for registration of our employee stock incentive plan as soon as possible. We cannot provide any assurance that we or our Chinese employees will be able to comply with, qualify under, or obtain any registration required by Circular 78. In particular, if we or our Chinese employees fail to comply with the provisions of Circular 78, we or they may be subject to fines and legal sanctions imposed by SAFE or other PRC governmental authorities, which could result in a material and adverse effect to our business operations and employee stock incentive plans.

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

A majority of our revenues and expenses relating to hardware sales, the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between US dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in US dollars. Furthermore, an increase in the value of the RMB may require us to exchange more US dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the US dollar will also reduce the value of the cash we hold in US dollars, which we may use for purposes of future acquisitions or other business expansion.

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

As of July 31, 2009, 45,682,506 shares of our common stock were outstanding, and there were approximately 3,716,978 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our subsidiaries and affiliated entities in China are subject to tax in China. Historically, as foreign-invested enterprises, or FIEs, most of those subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates as they have been qualified as High and New Technology Enterprises, or HNTEs, under the new EIT Law. The official HNTE certificates have been issued to those subsidiaries in December 2008, prior to the filing of their China enterprise income tax returns.

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

AsiaInfo Holdings, Inc.

Date: August 7, 2009	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1*	Master Executive Employment Agreement between AsiaInfo Holdings, Inc. and Jie Li, dated June 10, 2009	X

10.2*	Change-of-Control Severance Agreement between AsiaInfo Holdings, Inc. and Jie Li, dated June 10, 2009	X

10.3*	Employment Contract between AsiaInfo Technologies (China), Inc. and Jie Li, dated June 10, 2009 (English Translation)	X

10.4*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jie Li, dated June 10, 2009 (English Translation)	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009	X

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009	X

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009	X

*	Management contract, or compensatory plan or arrangement.