Form 10-Q
period 2009-09-30
ASIAINFO HOLDINGS INC
filed 2009-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2009 was 46,552,089.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 As adjusted (1)	2009	2008 As adjusted (1)
Revenues:
Software products and solutions	$54,882	$37,479	$144,470	$94,631
Service	5,848	4,754	16,778	12,304
Third-party hardware	2,803	2,562	11,829	14,924

Total revenues	63,533	44,795	173,077	121,859

Cost of revenues:
Software products and solutions	24,006	17,890	64,829	42,706
Service	2,161	1,667	6,058	5,085
Third-party hardware	2,673	2,052	11,199	13,992

Total cost of revenues	28,840	21,609	82,086	61,783

Gross profit	34,693	23,186	90,991	60,076

Operating expenses:
Sales and marketing	11,223	9,556	31,689	25,663
General and administrative	3,773	2,084	10,991	6,941
Research and development	10,842	6,253	26,849	15,940
Government subsidy	(1,342)	—	(1,342)	—

Total operating expenses	24,496	17,893	68,187	48,544

Income from operations	10,197	5,293	22,804	11,532

Other income
Interest income	540	1,151	1,698	3,433
Dividend	4	230	178	533
Gain from sales of short-term investments	—	954	1,210	4,487
Other expenses, net	(17)	(43)	(31)	(573)

Total other income, net	527	2,292	3,055	7,880

Income before provisions for income taxes and discontinued operations	10,724	7,585	25,859	19,412
Income taxes expense	1,646	1,490	3,793	3,817

Income from continuing operations	9,078	6,095	22,066	15,595

Income from discontinued operations, net of taxes	—	—	—	980

Net income	9,078	6,095	22,066	16,575

Less: Net income (loss) attributable to noncontrolling interest	13	(4)	6	(4)

Net income attributable to AsiaInfo Holdings, Inc.	$9,065	$6,099	$22,060	$16,579

Earnings per share:
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.20	$0.13	$0.49	$0.35

Diluted	$0.19	$0.13	$0.48	$0.33

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$—	$—	$—	$0.02

Diluted	$—	$—	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.20	$0.13	$0.49	$0.37

Diluted	$0.19	$0.13	$0.48	$0.35

Weighted average shares used in computation:
Basic	45,772,678	45,731,067	44,629,386	45,208,453

Diluted	46,627,469	47,850,187	45,918,502	47,095,515

Amounts attributable to AsiaInfo Holdings, Inc. common stockholders:
Income from continuing operations, net of tax	9,065	6,099	22,060	15,599

Income from discontinued operations, net of tax	—	—	—	980

Net income	$9,065	$6,099	$22,060	$16,579

(1)	Amounts were extracted from Form 10-Q for the quarter ended September 30, 2008, as adjusted for the adoption of an accounting pronouncement regarding noncontrolling interests, as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008 As adjusted (2)
ASSETS
Current Assets:
Cash and cash equivalents	$184,219	$172,119
Restricted cash	11,551	12,510
Short-term investments – held-to-maturity securities	13,486	—
Short-term investments – available-for-sale securities	26,535	28,633
Accounts receivable (net of allowances of $2,703 and $2,605 as of September 30, 2009 and December 31, 2008, respectively)	100,144	52,011
Inventories	8,572	12,322
Other receivables	3,423	2,813
Deferred income tax assets – current	3,244	3,334
Prepaid expenses and other current assets	7,649	5,425

Total current assets	358,823	289,167

Long-term investment	4,696	4,696
Property and equipment, net	2,992	2,887
Other acquired intangible assets, net	2,314	3,008
Deferred income tax assets – non-current	2,630	2,671
Goodwill	21,141	20,725

Total assets	$392,596	$323,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,873	$13,835
Accrued expenses	16,436	14,235
Deferred revenue	36,582	44,414
Accrued employee benefits	32,308	27,570
Other payables	6,111	5,288
Income taxes payable	2,734	646
Other taxes payable	6,234	6,311
Deferred income tax liabilities – current	742	934

Total current liabilities	137,020	113,233

Unrecognized tax benefits – non-current	2,159	1,326
Other long-term liabilities	135	135

Total liabilities	139,314	114,694

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 49,533,886 shares and 46,466,170 shares issued as of September 30, 2009 and December 31, 2008, respectively; 46,533,886 shares and 43,466,170 shares outstanding as of September 30, 2009 and December 31, 2008, respectively)	496	464
Additional paid-in capital	237,337	215,948
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of September 30, 2009 and December 31, 2008, respectively)	(27,749)	(27,749)
Statutory reserve	17,212	17,212
Retained earnings (Accumulated deficit)	6,494	(15,566)
Accumulated other comprehensive income	19,428	18,093

Total AsiaInfo Holdings, Inc. stockholders’ equity	253,218	208,402

Noncontrolling interest	64	58

Total stockholders’ equity	253,282	208,460

Total liabilities and stockholders’ equity	$392,596	$323,154

(2)	December 31, 2008 balances were extracted from audited financial statements, as adjusted for the adoption of an accounting pronouncement regarding noncontrolling interests, as set out in Note 1.

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$22,066	$16,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,079	1,088
Share-based compensation expenses	8,633	2,643
Amortization of other acquired intangible assets	945	1,230
(Gain) loss on disposal of property and equipment	(6)	84
Gain from sales of available-for-sale securities	(1,210)	(4,537)
Impairment loss of investment	—	50
Provision for bad debt	448	(202)
Gain on sales of discontinued operations	—	(1,515)
Proceeds from sales of trading securities	—	163
Purchase of trading securities	—	(101)
Acquisition related costs	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(48,580)	(12,273)
Inventories	3,750	(3,197)
Other receivables	(525)	40
Deferred income taxes	—	(624)
Prepaid expenses and other current assets	(2,224)	(619)
Accounts payable	22,038	(4,296)
Accrued expenses	2,226	1,011
Deferred revenue	(7,832)	8,778
Accrued employee benefits	4,738	1,733
Other payables	816	(602)
Other taxes payable	(77)	1,476
Income taxes payable	2,669	(1,755)

Net cash provided by operating activities	8,931	5,150

Cash flows from investing activities:
Decrease in restricted cash	959	2,521
Purchase of available-for-sale securities	(1,464)	(7,455)
Purchase of held-to-maturity securities	(17,878)	—
Proceeds from sales of available-for-sale securities	6,211	12,646
Proceeds from sales of held-to-maturity securities	4,393	1,541
Purchase of property and equipment	(917)	(1,254)
Proceeds from disposal of property and equipment	6	8
Purchase of businesses, net of cash acquired	(888)	(2,176)
Proceeds from disposal of discontinued operations	—	1,515
Purchase of long-term equity investment	(25)	(4,696)

Net cash (used in) provided by investing activities	(9,603)	2,650

Cash flows from financing activities:
Proceeds from exercise of stock options	12,703	3,796
Repurchase of common stock	—	(2,608)
Funds received from noncontrolling interest	—	73

Net cash provided by financing activities	12,703	1,261

Effect of exchange rate changes on cash and cash equivalents	69	4,398

Net increase in cash and cash equivalents	12,100	13,459

Cash and cash equivalents at beginning of period	172,119	148,834

Cash and cash equivalents at end of period	$184,219	$162,293

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	AsiaInfo Holdings, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Statutory Reserve	Accumulated Deficit	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2009	43,466,170	$464	$215,948	$(27,749)	$17,212	$(15,566)	$18,093	$58	$208,460
Net income	—	—	—	—	—	5,790	—	(5)	5,785	$5,785

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	—	(97)	(97)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $ (578)	—	—	—	—	—	—	1,180	—	1,180	1,180

Comprehensive income										$6,868

Stock option exercises	205,514	2	1,622	—	—	—	—	—	1,624
Performance-based restricted stock units vesting	239,880	3	(3)	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	181	—	—	—	—	—	181
Share-based compensation (performance-based restricted stock units)	—	—	1,001	—	—	—	—	—	1,001

Balance at March 31, 2009	43,911,564	$469	$218,749	$(27,749)	$17,212	$(9,776)	$19,176	$53	$218,134

Net income	—	—	—	—	—	7,205	—	(2)	7,203	$7,203

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	69	—	69	69
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $350	—	—	—	—	—	—	(860)	—	(860)	(860)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $77	—	—	—	—	—	—	770	—	770	770

Comprehensive income										$7,182

Stock option exercises	1,299,160	13	9,330	—	—	—	—	—	9,343
Performance-based restricted stock units vesting	472,089	5	(5)	—	—	—	—	—	—
Restricted stock unit vesting	300	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	190	—	—	—	—	—	190
Share-based compensation (performance-based restricted stock units)	—	—	3,668	—	—	—	—	—	3,668

Balance at June 30, 2009	45,683,113	$487	$231,932	$(27,749)	$17,212	$(2,571)	$19,155	$51	$238,517

Net income	—	—	—	—	—	9,065	—	13	9,078	$9,078

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	74	—	74	74
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(39)	—	—	—	—	—	—	199	—	199	199

Comprehensive income										$9,351

Stock option exercises	276,788	3	1,818	—	—	—	—	—	1,821
Performance-based restricted stock units vesting	553,985	6	(6)	—	—	—	—	—	—
Restricted stock unit vesting	20,000	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	196	—	—	—	—	—	196
Share-based compensation (performance-based restricted stock units)	—	—	3,397	—	—	—	—	—	3,397

Balance at September 30, 2009	46,533,886	$496	$237,337	$(27,749)	$17,212	$6,494	$19,428	$64	$253,282

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of September 30, 2009, final amounts may differ from these estimates.

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

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2008 except for the following additional accounting policies:

(1) Newly Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the “FASB”) regarding noncontrolling interests in consolidated financial statements, which was retrospectively applied. The pronouncement requires noncontrolling interests to be separately presented as a component of stockholders’ equity in the unaudited condensed consolidated financial statements. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding interim disclosures about fair value of financial instruments. The pronouncement requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The pronouncement also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding recognition and presentation of other-than-temporary impairments. The pronouncement amends the other-than-temporary impairment pronouncement in US GAAP for debt securities to make the pronouncement more operational, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

        Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The pronouncement provides clarification on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction that is not orderly. The pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under the then current market conditions. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding subsequent events. The objective of the pronouncement is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such pronouncements carry an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have any significant impact on the Company’s financial condition or results of operations.

(2) Revenue Recognition

The Company’s Lenovo-AsiaInfo information security products are accounted for in accordance with authoritative pronouncements on software revenue recognition because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. The Lenovo-AsiaInfo information security products are sold with bundled post-contract customer support (“PCS”) services over a term of one, two or three years.

For contracts entered into before December 31, 2008, the Company recognized total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and are expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. The Company accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, the Company extended PCS services terms to include unspecified upgrades. In addition, the Company has established vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is recognized upon delivery and the PCS services revenue is deferred and recognized ratably over the PCS services period.

Recently Issued Accounting Pronouncements Not Yet Adopted

On June 12, 2009, the FASB issued an authoritative pronouncement, which changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncement but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have a significant effect on its consolidated financial position or results of operations.

        On September 23, 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria under the exiting pronouncement on when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.

On September 23, 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition. This new pronouncement would amend the existing pronouncement to exclude from their scope all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25). The new pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605. In addition, the new pronouncement includes examples illustrating how entities would apply the revised scope provisions. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, other taxes payable and long-term investments in equity securities of unquoted companies.

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

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of September 30, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $13,486. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. No held-to-maturity securities were held as of December 31, 2008.

As of September 30, 2009 and December 31, 2008, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	September 30, 2009				December 31, 2008
	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$16,810	$733	$—	$17,543	$16,785	$984	$—	$17,769
Balance funds	1,464	—	(10)	1,454	—	—	—	—
Stock funds	5,814	1,640	—	7,454	10,808	8	—	10,816
Corporate stocks	48	36	—	84	48	—	—	48

Total	$24,136	$2,409	$(10)	$26,535	$27,641	$992	$—	$28,633

(1)	Cost is net of nil and $4,684 impairment loss as of September 30, 2009 and December 31, 2008, respectively, which represent the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary, based on various factors such as continuing challenging global financial markets, poor performance of the global equity markets, and the duration and the extent to which the fair value of the investment had continued to be less than the cost.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of September 30, 2009. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed during the 10-day period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of September 30, 2009 were as follows:

	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$17,543	$—	$—	$17,543
Balance funds	—	—	1,454	1,454
Stock funds	—	—	7,454	7,454
Corporate stocks	84	—	—	84

Total	$17,627	$—	$8,908	$26,535

The following table presents changes in Level 3 stock funds measured on a recurring basis for the nine-month period ended September 30, 2009:

As of September 30,
2009
Beginning balance	$5,814
Purchases	1,464
Unrealized gain	1,630
Ending balance	$8,908

The following table provides additional information on the realized gains of the Company during the three months and nine months ended September 30, 2009. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended September 30,
	2009			2008
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$—	$—	$—	$5,326	$4,389	$937
Trading securities	—	—	—	42	25	17

Total	$—	$—	$—	$5,368	$4,414	$954

	Nine Months Ended September 30,
	2009			2008
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$6,211	$5,001	$1,210	$12,646	$8,171	$4,475
Trading securities	—	—	—	163	101	62

Total	$6,211	$5,001	$1,210	$12,809	$8,272	$4,537

The Company reported nil and $50 impairment losses for its short-term investments for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company reported no impairment losses for its short-term investments for the three months ended September 30, 2009 and 2008, respectively.

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

The components of accounts receivable as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Billed accounts receivable	$45,577	$23,438
Unbilled accounts receivable	56,603	29,057
Bank acceptance drafts	29	38
Commercial acceptance drafts	638	2,083
Less: accounts receivable allowance	(2,703)	(2,605)

Total accounts receivable, net	$100,144	$52,011

6. INVENTORIES

The components of inventories as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Raw materials	$1,497	$824
Finished goods	7,075	11,498

Total	$8,572	$12,322

7. LONG-TERM INVESTMENTS

(a) In October 2005, the Company acquired five percent of the outstanding equity interests of Hinge Software Company Limited (“Hinge”), a Shanghai-based provider of business intelligence software solutions. The Company uses the cost method of accounting to record its investment in Hinge since the Company does not have the ability to exercise significant influence over the operating and financial policies of Hinge. Due to the global financial crisis in 2008, Hinge’s business dropped significantly causing a significant decline in Hinge’s fair value. The Company determined that its investment in Hinge became worthless as of December 31, 2008 and that the decline in the fair value was other-than-temporary. Consequently, during the year ended December 31, 2008, the Company recognized an impairment loss of $2,042, which was equal to the carrying amount of the investment.

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform. C-Platform is a Cayman Islands company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunications services, to telecommunications operators in China.

8. ACQUISITION

In April 2009, the Company, through its majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired certain operating assets and liabilities of Shanghai Huanyou Information Consultation Co. Ltd., a PRC based provider of value-added telecommunications services, for a cash consideration of $658. Goodwill acquired through this acquisition was $410. The acquisition was accounted for as a business acquisition because the Company believes the acquired assets constituted a business according to US GAAP.

9. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the nine months ended September 30, 2009 were as follows:

	September 30, 2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Beginning balance at January 1, 2009	$18,186	$2,539	$20,725

Goodwill obtained in acquisitions of businesses	410	—	410

Foreign exchange difference due to translation	6	—	6

Ending balance at September 30, 2009	$18,602	$2,539	$21,141

10. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	September 30, 2009				December 31, 2008
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(2,274)	$—	$57	$2,331	$(2,133)	$—	$198
Trade names	341	(302)	—	39	341	(279)	—	62
Contract backlogs	2,451	(2,463)	12	—	2,451	(2,463)	12	—
Customer lists	131	(111)	12	32	131	(89)	12	54
Customer relationships	2,740	(1,742)	280	1,278	2,593	(1,277)	279	1,595
Distribution network	870	(870)	—	—	870	(859)	—	11
Software	1,758	(1,383)	154	529	1,758	(1,159)	153	752
Non-compete agreements	446	(172)	23	297	436	(122)	22	336
Corporate business agency agreement	91	(9)	—	82	—	—	—	—

	$11,159	$(9,326)	$481	$2,314	$10,911	$(8,381)	$478	$3,008

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of September 30, 2009 are expected to be as follows:

2009	$317
2010	1,077
2011	535
2012	200
2013	185

$2,314

11. COMPREHENSIVE INCOME

The components of comprehensive income during the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$9,078	$6,095	$22,066	$16,575
Transfer to income statement of realized (gain)/loss on available-for-sale investments – net of tax effects of nil and $235, $350 and $1,122 for the three and nine months ended September 30, 2009 and 2008, respectively	—	(702)	(860)	(3,353)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(39) and $695, $(540) and $2,385 for the three and nine months ended September 30, 2009 and 2008, respectively	199	(1,013)	2,149	(8,545)
Change in cumulative foreign currency translation adjustment	74	258	46	7,573

Comprehensive income	9,351	4,638	23,401	12,250

Comprehensive income/(loss) attributable to noncontrolling interest	13	(4)	6	(4)
Comprehensive income attributable to AsiaInfo Holdings, Inc.	$9,338	$4,642	$23,395	$12,254

12. CREDIT FACILITIES

As of September 30, 2009, the Company had short-term credit facilities for working capital purposes totaling $34,643 expiring in March 2010. As of September 30, 2009, the credit facilities were secured by bank deposits of $11,000 and credit facilities of $3,840 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of September 30, 2009, unused short-term credit facilities were $30,803. In addition, the Company had standby letters of credit and bank acceptance drafts as of September 30, 2009, which were collateralized by bank deposits of $551. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $11,551 as of September 30, 2009 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2008, the Company had total short-term credit facilities totaling $34,631, which will expire in December 2009 and were secured by bank deposits of $11,336.

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

14. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,444 and $2,328 and commercial acceptances payable of $114 and $216 as of September 30, 2009 and December 31, 2008, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

15. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $6,524 and $5,123 for the nine months ended September 30, 2009 and 2008, respectively.

16. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2009	2008
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(27)	(27)
Change in valuation allowance	—	1
Subpart F income inclusion	1	2
Share-based compensation	5	2
Qualified Electing Fund income	1	7

	15%	20%

During the nine months ended September 30, 2009, the Company recorded a discrete tax benefit of $801 as a result of true ups of its U.S. income tax returns for certain Subpart F income and certain research and development tax deductions (super R&D deductions) claimed by certain of its PRC subsidiaries and VIEs for the tax year 2008.

During the nine months ended September 30, 2009, the Company recorded an increase of approximately $760 in gross unrecognized tax benefits due to certain changes in management’s assessment of its uncertain tax positions.

Aggregate undistributed earnings of approximately $68,034 at September 30, 2009 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to AsiaInfo Holdings, Inc. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the third quarter were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is one ongoing examination by the Hong Kong taxing authority at this time. The Company believes that it has not taken any aggressive filing positions in its Hong Kong tax filings and expects that it will not be subject to additional tax liabilities or penalties. There are no ongoing examinations by other taxing authorities at this time. The Company’s various tax years from 2000 to 2009 remain open in these taxing jurisdictions.

17. SHARE-BASED COMPENSATION

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

The vesting periods of the options under the Option Plans are determined based on the individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan, generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% for the 2002 Plan.

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2009	3,356,752	$9.14
Granted	—
Forfeited	(550)	8.45
Exercised	(205,514)	7.90

Outstanding, March 31, 2009	3,150,688	9.22

Granted	—	—
Forfeited	(25,100)	4.21
Exercised	(1,299,160)	7.19

Outstanding, June 30, 2009	1,826,428	10.74

Granted	—	—
Forfeited	(2,000)	24.00
Exercised	(276,788)	6.58

Outstanding, September 30, 2009	1,547,640	11.47	$15,036

Vested and expected to vest, September 30, 2009	1,547,640	11.47	15,036
Exercisable, September 30, 2009	1,547,640	$11.47	$15,036

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $19.97 of the Company’s common stock on the last trading day on September 30, 2009.

The total intrinsic value of options exercised for each of the three months ended September 30, 2009 and 2008 was $3,431 and $544, respectively.

As of September 30, 2009, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan – restricted stock units (RSUs)

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

RSUs as of September 30, 2009 and changes during the three months ended September 30, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2009	147,812	$5.42
Granted	70,500	9.59
Vested	—	—
Forfeited	(525)	4.05

Restricted stock units unvested at March 31, 2009	217,787	6.78

Granted	10,000	18.80
Vested	(300)	4.86
Forfeited	—	—

Restricted stock units unvested at June 30, 2009	227,487	7.31

Granted
Vested	(20,000)	5.06
Forfeited	(687)	4.05

Restricted stock units unvested at September 30, 2009	206,800	$7.53

Total intrinsic value of RSUs exercised for each of the three months ended September 30, 2009 and 2008 was $372 and $214, respectively.

As of September 30, 2009, there was $1,054 unrecognized share-based compensation cost related to RSUs. That unrecognized cost is expected to be recognized over a weighted-average vesting period of 1.05 years. To the extent the actual forfeiture rate is different from the original estimate; the actual share-based compensation related to these awards may be different from the expectation.

2005 Stock Incentive Plan – performance-based restricted stock units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved a stock unit award program under the 2005 Plan, permitting the Company to grant no more than 2,213,068 shares of performance-based restricted stock units (PSUs). 1,995,000 PSUs were granted in November 2006. Unlike the Company’s RSUs, PSUs vest based on certain performance-based criteria, including annual earnings before interest and tax, annual net revenue growth and average stock closing price, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

During the three months ended September 30, 2009, there were no changes in unvested PSUs and, as of September 30, 2009, all PSUs were vested.

During the three months ended September 30, 2009, there were no changes in unvested market-based PSUs and, as of September 30, 2009, all market-based PSUs were vested.

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

As of September 30, 2009, 1,669,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of September 30, 2009 and changes during the three months ended September 30, 2009 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	—	$—
Granted	1,649,400	13.10
Vested	—	—
Forfeited	—	—

Performance-based restricted stock units unvested at March 31, 2009	1,649,400	13.10

Granted	20,000	18.80
Vested	—	—
Forfeited	(3,000)	13.10

Performance-based restricted stock units unvested at June 30, 2009	1,666,400	13.17

Granted	—	—
Vested	(553,985)	13.17
Forfeited	(6,000)	13.10

Performance-based restricted stock units unvested at September 30, 2009	1,106,415	$13.17

Total intrinsic value of the PSUs granted under the 2005 Plan and the 2008 Plan and vested for the three months ended September 30, 2009 and 2008 was $11,063 and nil, respectively.

As of September 30, 2009, there was $5,203 unrecognized share-based compensation cost related to the PSUs granted under the 2008 Plan. This deferred cost is expected to be recognized over a weighted-average vesting period of 1 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the statement of operations. For the three months and nine months ended September 30, 2009 and 2008, share-based compensation expenses related to the stock options, the RSUs and the PSUs under US GAAP were allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$1,024	$250	$2,419	$527
Sales and marketing	962	462	2,412	944
General and administrative	1,081	386	2,508	738

Research and development	526	205	1,294	434

Total share-based compensation expense	$3,593	$1,303	$8,633	$2,643

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amounts attributable to AsiaInfo Holdings, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$9,065	$6,099	$22,060	$15,599
Income from discontinued operations, net of taxes	—	—	—	980

Net income	$9,065	$6,099	$22,060	$16,579

Shares (denominator)
Weighted average common stock outstanding
Basic	45,772,678	45,731,067	44,629,386	45,208,453
Dilutive effect of share-based compensation	854,791	2,119,120	1,289,116	1,887,062

Diluted	46,627,469	47,850,187	45,918,502	47,095,515

Earnings per share
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.20	$0.13	$0.49	$0.35

Diluted	$0.19	$0.13	$0.48	$0.33

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$—	$—	$—	$0.02

Diluted	$—	$—	$—	$0.02

Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.20	$0.13	$0.49	$0.37

Diluted	$0.19	$0.13	$0.48	$0.35

As of September 30, 2009 and 2008, the Company had 413,600 and 669,915 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

19. SEGMENT INFORMATION

Since October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005 and 2006, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. In accordance with the FASB guidance, the Company determined that each of these two business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) services, and (3) third-party hardware.

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

The following is a condensed statement of operations and total assets for the Company’s operating segments based on the Company’s three major product lines:

	Three Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$45,660	$9,222	$54,882	$30,297	$7,182	$37,479
Service	5,703	145	5,848	4,624	130	4,754
Third-party hardware	1,193	1,610	2,803	1,367	1,195	2,562

Total revenue:	52,556	10,977	63,533	36,288	8,507	44,795

Cost of revenues:
Software products and solutions	21,217	2,789	24,006	15,223	2,667	17,890
Service	2,074	87	2,161	1,629	38	1,667
Third-party hardware	1,133	1,540	2,673	1,298	754	2,052

Total cost of revenues	24,424	4,416	28,840	18,150	3,459	21,609

Gross Profit	28,132	6,561	34,693	18,138	5,048	23,186

Segment expenses:
Sales and marketing	8,531	2,692	11,223	6,224	3,332	9,556
General and administrative(1)	614	(143)	471	(265)	119	(146)
Research and development	8,162	2,680	10,842	5,351	902	6,253
Government subsidy	(1,342)	—	(1,342)	—	—	—

Total segment expenses	15,965	5,229	21,194	11,310	4,353	15,663

Contribution profit	$12,617	$1,332	$13,499	$6,828	$695	$7,523

	Nine Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$126,818	$17,652	$144,470	$80,624	$14,007	$94,631
Service	16,433	345	16,778	11,970	334	12,304
Third-party hardware	9,156	2,673	11,829	12,524	2,400	14,924

Total revenue:	152,407	20,670	173,077	105,118	16,741	121,859

Cost of revenues:
Software products and solutions	58,406	6,423	64,829	37,734	4,972	42,706
Service	5,814	244	6,058	4,939	146	5,085
Third-party hardware	8,697	2,502	11,199	11,897	2,095	13,992

Total cost of revenues	72,917	9,169	82,086	54,570	7,213	61,783

Gross Profit	79,490	11,501	90,991	50,548	9,528	60,076

Segment expenses:
Sales and marketing	24,516	7,173	31,689	18,065	7,598	25,663
General and administrative(1)	2,067	(99)	1,968	413	166	579
Research and development	22,244	4,605	26,849	13,926	2,014	15,940
Government subsidy	(1,342)	—	(1,342)	—	—	—

Total segment expenses	47,485	11,679	59,164	32,404	9,778	42,182

Contribution profit (loss)	$32,005	$(178)	$31,827	$18,144	$(250)	$17,894

	As of September 30, 2009			As of December 31, 2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$336,945	$55,651	$392,596	$270,595	$52,559	$323,154

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The credit amount in the AsiaInfo-Technologies segment primarily reflect the results of certain bad debt provision reversals recorded in the three months ended September 30, 2008. The credit amount in the Lenovo-AsiaInfo segment primarily reflects the results of reversal of bad debt provision recorded in the three months and nine months ended September 30, 2009.
(2)	Included in total assets are net accounts receivable of $90,857 and $9,287 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at September 30, 2009 and $46,194 and $5,817 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at December 31, 2008.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total contribution profit for reportable segments	$13,499	$7,523	$31,827	$17,894
Corporate general and administrative expenses	(3,302)	(2,230)	(9,023)	(6,362)

Interest income	540	1,151	1,698	3,433
Gain from sales of short-term investments	—	954	1,210	4,537
Impairment losses on short-term investments	—	—	—	(50)
Dividend	4	230	178	533

Other expenses, net	(17)	(43)	(31)	(573)

Income before provision for income taxes and discontinued operations	$10,724	$7,585	$25,859	$19,412

Since revenues net of cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of cost of third-party hardware sales to total revenues as presented in the consolidated statements of operations:

	Three Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues, net of cost of third-party hardware sales	$51,423	$9,437	$60,860	$34,990	$7,753	$42,743
Third-party hardware cost	1,133	1,540	2,673	1,298	754	2,052

Total revenues	$52,556	$10,977	$63,533	$36,288	$8,507	$44,795

	Nine Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of cost of third-party hardware sales	$143,710	$18,168	$161,878	$93,221	$14,646	$107,867
Third-party hardware cost	8,697	2,502	11,199	11,897	2,095	13,992

Total revenues	$152,407	$20,670	$173,077	$105,118	$16,741	$121,859

20. RELATED PARTIES TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of September 30, 2009, Lenovo owned approximately 9 percent of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo during the three months and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and marketing	$16	$19	$44	$54
Research and development	—	1	—	3

Total operating expenses	$16	$20	$44	$57

	As of September 30, 2009	As of December 31, 2008
Balances with related parties:
Other receivables	$231	$226
Deferred revenue	366	365
Other payables	783	782

The Company entered into consulting agreements with Thomas J. Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of the end of the third quarter, the Company has paid approximately $390,000 to Mr. Manning pursuant to the agreements.

21. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflected management’s estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the nine months ended September 30, 2009 were as follows:

Three Months Ended September 30, 2009
Beginning balance at January 1, 2009	$418
Current period provision	30
Payments	(1)
Expired warranty	(168)
Foreign exchange difference	—

Ending balance at September 30, 2009	$279

Litigation – On December 4, 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

In April of 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The definitive agreement was filed with the court on April 2, 2009 and a final approval was granted by the court on October 6, 2009. The final approval is subject to appeal until November 5, 2009. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the grounds that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Various briefs with respect to these appeals may be filed through November 2009.

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

On September 17, 2008, the Company announced a stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132 pursuant to this repurchase program. No stock was repurchased during the three months ended September 30, 2009. All common stock repurchased by the Company under the 2007 and 2008 repurchase programs were reported as treasury stock. As of September 30, 2009, the Company had 3,000,000 shares of treasury stock.

23. SUBSEQUENT EVENT

The Company evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 9, 2009, when the financial statement was issued.

(a) In September 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”). Pursuant to the JV Agreement, the Company and AGI will form a joint venture (the “JV”) in Singapore. The JV will have total issued and paid-up share capital of $4,000. The Company will contribute $2,800 to the JV in cash, which represents 70% of the JV’s share capital. AGI will contribute $1,200 to the JV in cash, which represents 30% of the JV’s share capital. AGI completed its capital contribution in early October 2009. In addition, the JV will serve as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree.

(b) In October 2009, the Company, through its wholly-owned subsidiary, Bonson Information Technology Ltd. (“Bonson”), acquired 60% of the share capital of SmartCall Holding Limited (“SmartCall”), a Cayman Islands registered company that, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2.21 million, subject to the achievement of certain performance goals.

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

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo Holdings, Inc., its subsidiaries and consolidated variable interest entities.

Overview

We are a leading provider of high-quality telecommunications software solutions and IT security products and services in China. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and services to many small- and medium-sized companies and government agencies in China.

We commenced our operations in the United States, or the U.S., in 1993 and moved our major operations from the U.S. to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those three customers for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$36,935	58%	$25,899	58%

China Unicom*	12,008	19%	6,965	15%

China Telecom	3,648	6%	3,599	8%

Total	$52,591	83%	$36,463	81%

*	Also includes revenues generated from China Netcom, which was merged with China Unicom on October 15, 2008.

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, a number of state-mandated restructurings in China’s telecommunications sector have led to cancellation or delays in telecommunications-related capital expenditures, and have negatively impacted our operating results in certain periods. However, certain state-mandated restructurings in China’s telecommunications sector have caused our revenues to increase as carriers have increased spending on software and IT infrastructure designed to increase their competitiveness. Any future restructurings affecting our major telecommunications customers may result in delays or cancellation of telecommunications-related spending, which could have an adverse impact on our business.

Since our acquisition of the non-telecommunications-related IT services business of Lenovo in October 2004, we have been organized as two business segments: AsiaInfo Technologies, encompassing our traditional telecommunications business, and Lenovo-AsiaInfo, providing IT security products and services to China’s enterprise market. For financial reporting purposes, each of the two business segments is further organized into three product lines:

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

In addition, in recent periods we have begun to generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile, or the IBM Arrangement. The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, when determining whether we would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when China Mobile pays us, and (5) we do not have the right to select suppliers.

Third-party hardware revenue. Other than the IBM Arrangement, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in FASB guidance. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Three Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$45,660	$9,222	$54,882	$30,297	$7,182	$37,479
Service revenue	5,703	145	5,848	4,624	130	4,754
Third-party hardware revenue	60	70	130	69	441	510

Total revenues net of hardware costs	51,423	9,437	60,860	34,990	7,753	42,743
Total hardware costs	1,133	1,540	2,673	1,298	754	2,052

Total revenues	$52,556	$10,977	$63,533	$36,288	$8,507	$44,795

	Nine Months Ended September 30,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:

Software products and solutions revenue	$126,818	$17,652	$144,470	$80,624	$14,007	$94,631
Service revenue	16,433	345	16,778	11,970	334	12,304
Third-party hardware revenue	459	171	630	627	305	932

Total revenues net of hardware costs	143,710	18,168	161,878	93,221	14,646	107,867
Total hardware costs	8,697	2,502	11,199	11,897	2,095	13,992

Total revenues	$152,407	$20,670	$173,077	$105,118	$16,741	$121,859

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

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, general and administrative expenses, research and development expenses, and government subsidies. Compensation expenses consistently comprise a significant portion of our total operating expenses.

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

Pursuant to the implementation rules to the EIT Law issued in December 2007, and several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates as long as they are qualified as High and New Technology Enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 31, 2008, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2008. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 15% for 2009 and 2010. Lenovo Security was originally granted a “3+3 holiday”, and was subject to an applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009, if it maintained its HNTE status. If Lenovo Security continues to maintain its HNTE status in 2010, then it will remain subject to an applicable tax rate of 7.5% in 2010.

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

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our income statement net of business tax incurred. Business taxes deducted from revenues during the nine-month periods ended September 30, 2009 and 2008 were $4.7 million and $3.1 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended September 30, 2009.

As of September 30, 2009, approximately 59.3%, or $116.1 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 40.7%, or $79.7 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of September 30, 2009, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.829, compared to the rate of US$1.00=RMB6.7899 as of September 30, 2008.

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method as prescribed by US GAAP. Software arrangements with significant production, modifications, or customization are sold with bundled PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS service period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by US GAAP.

The information security products sold by our Lenovo-AsiaInfo division are accounted for under US GAAP because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

For contracts entered into before December 31, 2008, we recognized the total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. We accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, we extended PCS services terms to include unspecified upgrades. In addition, we have established vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is now recognized upon delivery and the PCS services revenue is deferred and recognized ratably over the PCS services period.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying statutory tax rates applicable to future years. According to the new EIT Law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies is 10% for 2008 and 15% for 2009 and 2010; the eligible tax rate for AICD is 15% for 2008 to 2010; and the eligible rate for Lenovo Security is 7.5% for 2008 to 2010. Unless otherwise specified, our other Chinese subsidiaries and VIEs are subject to the statutory tax rate of 25%.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the third quarter of 2009 and 2008.

Consolidated Results of Operations

Revenues. Total revenues were $63.5 million for the three-month period ended September 30, 2009, representing a 41.8% increase over the year ago period and an 8.5% increase sequentially. Total revenues for the nine-month period ended September 30, 2009 were $173.1 million, representing a year-over-year increase of 42.0%. The year-over-year and sequential increases in total revenue were primarily driven by strong sales growth among our top three major telecommunications customers: China Mobile, China Unicom, and China Telecom.

Software products and solutions revenue was $54.9 million for the three-month periods ended September 30, 2009, representing an increase of 46.4% over the comparable periods in 2008 and a 16.4% sequential increase. Software products and solutions revenue was $144.5 million for the nine-month periods ended September 30, 2009, representing a year-over-year increase of 52.7%. The overall year-over-year and sequential increases in software products and solutions revenue were mainly due to growth in both our telecommunications software business and our IT security business. Telecommunications software products and solutions revenue for the three-month period ended September 30, 2009 was $45.7 million, representing a year-over-year increase of 50.7% and a sequential increase of 9.3%. Telecommunications software products and solutions revenue for the nine-month period ended September 30, 2009 was $126.8 million, representing a year-over-year increase of 57.3%. Those increases were due to strong uptake for our software and service solutions among our top three telecommunications customers with an increasing number of contracts we have entered into to upgrade and maintain their existing systems. Software products and solutions revenue from our IT security business in the three-month period ended September 30, 2009 was $9.2 million, representing a 28.4% year-over-year increase and a 71.6% sequential increase. Software products and solutions revenue from our IT security business in the nine-month period ended September 30, 2009 was $17.7 million, representing a 26.0% year-over-year increase. The year-over-year increase was attributed to several major high-margin contracts signed with government agencies. The sequential increase was partially due to seasonality, as sales in the Lenovo-AsiaInfo business unit are typically weakest in the first half of each year.

Service revenue was $5.8 million in the three-month period ended September 30, 2009, representing an increase of 23.0% over the comparable period in 2008 and a 1.4% sequential decrease. Service revenue was $16.8 million in the nine-month period ended September 30, 2009, representing an increase of 36.4% over the comparable period in 2008. The year-over-year increases were primarily due to the agency service revenue of $1.1 million from the IBM Arrangement, where we act as a sales agent in connection with sales of IBM equipment to certain of our telecommunications customers.

Third-party hardware revenue for the three-month period ended September 30, 2009 was $2.8 million, representing a year-over-year increase of 9.4% and a sequential decrease of 48.9%. Third-party hardware revenue for the nine-month period ended September 30, 2009 was $11.8 million, representing a decrease of 20.7% year-over-year. Third-party hardware revenue has been generally decreasing in the past several years as we gradually shifted our focus to our software product solutions business. However, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo business unit contributed $11.0 million, approximately 17.3% of our total revenue in the three-month period ended September 30, 2009, including a 16.8% contribution to software products and solutions revenue and a 2.5% contribution to service revenue. Overall, total revenue for our Lenovo-AsiaInfo business unit increased 29.0% over the year-ago period and 87.0% sequentially. Our Lenovo-AsiaInfo business unit contributed $20.7 million, approximately 11.9% of our total revenue in the nine-month period ended September 30, 2009, representing an increase of 23.5% over the year-ago period. Our AsiaInfo Technologies business unit contributed $52.6 million, approximately 82.7% of our total revenue in the three-month period ended September 30, 2009. Overall, total revenue for the AsiaInfo Technologies business unit increased by 44.8% over the year-ago period and decreased 0.3% sequentially. Our AsiaInfo Technologies business unit contributed $152.4 million, approximately 88.1% of our total revenue in the nine-month period ended September 30, 2009, representing an increase of 45.0% over the year-ago period.

During the third quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom, accounted for approximately 82.7% of our total revenue.

Cost of revenues. Our cost of revenues was $28.8 million in the three-month period ended September 30, 2009, representing an increase of 33.5% over the comparable period in 2008. Cost of revenues in the third quarter decreased 3.2% compared to the preceding quarter. Our cost of revenues was $82.1 million in the nine-month period ended September 30, 2009, representing an increase of 32.9% over the comparable period in 2008. These changes in cost of revenues were in line with the changes in total revenues for the same periods.

Gross profit. Our gross profit margin in the three-month period ended September 30, 2009 was 54.6%, compared to 51.8% in the same period in 2008 and 49.1% in the preceding quarter. Our gross profit margin in the nine-month period ended September 30, 2009 was 52.6%, compared to 49.3% in the same period in 2008. The year-over-year increase in gross margin reflected an increase in revenues from higher-margin software solutions and services and a decrease in revenue from lower-margin, third-party hardware sales.

Operating expenses. Our operating expenses in the third quarter of 2009 were $24.5 million, representing an increase of 36.9% over the comparable period in 2008 and 9.5% sequential increase. Our operating expenses in the nine-month period ended September 30, 2009 were $68.2 million, representing an increase of 40.5% over the comparable period in 2008. The increases were due to increased sales and marketing, research and development, and general administrative expenses, discussed below.

Sales and marketing expenses were $11.2 million for the third quarter of 2009, representing an increase of 17.4% over the comparable period in 2008 and a 13.0% sequential decrease. Sales and marketing expenses were $31.7 million for the first nine months of 2009, representing an increase of 23.5% over the comparable period in 2008. The year-over-year increases were mainly due to higher sales commission expenses incurred in securing new customer contracts.

General and administrative expenses were $3.8 million for the third quarter of 2009, representing an increase of 81.0% over the comparable period in 2008 and a 3.3% sequential increase. General and administrative expenses were $11.0 million for the first nine months of 2009, representing an increase of 58.3% over the comparable period in 2008. The year-over-year and sequential increases were largely the result of increased share-based compensation expenses related to the performance stock unit awards granted to key employees on March 16, 2009.

Research and development expenses were $10.8 million for the third quarter of 2009, representing an increase of 73.4% over the comparable period in 2008 and a 23.3% sequential increase. Research and development expenses were $26.8 million for the first nine months of 2009, representing an increase of 68.4% over the comparable period in 2008. In this quarter, there was a $1.4 million research and development expense incurred by the Lenovo-AsiaInfo business unit, which was related to a special product that we believe will have strong market potential. The increase in research and development expenses is in line with our strategy of continuing to invest in the research and development of world-class products.

In the third quarter of 2009, we also received a government subsidy of $1.3 million for a special high-tech project.

Total other income, net. Total other income, including interest income, dividend income, gain from sales of short-term investments, and other (expense) income, net, in the third quarter of 2009 was $0.5 million, representing a decrease of 77.0% over the comparable period in 2008 and a decrease of 70.0% over the preceding quarter. Total other income in the first nine months of 2009 was $3.1 million, representing a decrease of 61.2 % over the comparable period in 2008. The year-over-year decrease was largely the result of lower investment gains as well as lower interest rates in the third quarter of 2009, which resulted in lower interest income. The sequential decrease was the result of the sale of certain short-term investments during the second quarter of 2009, which realized a gain on investments of $1.2 million.

Net income from continuing operations. Net income from continuing operations was $9.1 million for the third quarter of 2009, representing an increase of 48.9% over the comparable period in 2008 and an increase of 26.0% sequentially. Net income from continuing operations was $22.1 million for the first nine months of 2009, representing an increase of 41.5% over the comparable period in 2008.

Net income attributable to AsiaInfo Holdings, Inc. Net income attributable to AsiaInfo Holdings, Inc. for the third quarter of 2009 was $9.1 million, or $0.20 per basic share, compared to $6.1 million, or $0.13 per basic share, for the year-ago period, and $7.2 million, or $0.16 per basic share, for the previous quarter. Net income attributable to AsiaInfo Holdings, Inc. for the first nine months of 2009 was $22.1 million, or $0.49 per basic share, compared to $16.6 million, or $0.35 per basic share, for the year-ago period.

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

Our net cash provided by operating activities for the three-month period ended September 30, 2009 was $9.5 million. This was primarily attributable to our net income of $9.1 million, adjusted by a net non-cash related expenses of $4.3 million and a net increase in the components of our working capital of $4.1 million.

Our accounts receivable balance as of September 30, 2009 was $100.1 million, consisting of $44.3 million in billed receivables and $55.8 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Arrangement related accounts receivable balance as of September 30, 2009 was approximately $21.5 million. Our days sales outstanding as of September 30, 2009 was 102 days, as compared to last quarter’s 96 days. When calculating our days sales outstanding, we use the net accounts receivable balance for the IBM Arrangement where we act as a sales agent and record revenue on a net basis.

Our inventory position at the end of the third quarter of 2009 was approximately $8.6 million, as compared to $12.3 million as of December 31, 2008.

Our accounts payable balance as of September 30, 2009 was approximately $35.9 million, compared to $13.8 million as of December 31, 2008. As of September 30, 2009, our accounts payable balance related to our sales agency arrangement with IBM was approximately $21.5 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash used for investing activities for the three-month period ended September 30, 2009 was $4.5 million. This was primarily due to purchase of short-term investments of $4.4 million.

Our net cash generated from financing activities for the three-month period ended September 30, 2009 was $1.7 million. This was primarily from proceeds we received from the exercise of stock options.

As of September 30, 2009, we had cash and cash equivalents and restricted cash totaling $195.8 million and short-term investments totaling $40.0 million.

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

In September 2009, we entered into a joint venture agreement with Alpha Growth International Pte Ltd, or AGI, a company incorporated under the laws of Singapore. Pursuant to the joint venture agreement, we and AGI will form a joint venture in Singapore. We will acquire 70% of the joint venture’s share capital through a cash consideration of $2.8 million, and AGI will acquire 30% of the joint venture’s share capital through a cash consideration of $1.2 million. In addition, the joint venture will serve as an exclusive agent to market and distribute our telecommunications software and service solutions in certain regions in Southeast Asia until December 31, 2014 or such other date as we and AGI may mutually agree. We believe that the transaction furthers our strategy of expanding our telecommunications software and service solutions market outside of China, particularly in Southeast Asia.

In October 2009, we, through our wholly-owned subsidiary Bonson Information Technology Ltd., acquired 60% of the share capital of SmartCall Holding Limited, a Cayman Islands registered company which, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2.21 million, subject to the achievement of certain performance goals. We believe that the transaction furthers our on-going strategy of expanding our market-leading telecommunications software and service solutions business in China.

As of September 30, 2009, we had total short-term credit facilities of $34.6 million for working capital purposes, expiring by March 2010, which were secured by bank deposits of $11.0 million. As of September 30, 2009, unused short-term credit facilities were $30.8 million and used facilities totaled $3.8 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $0.6 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2009. Bank deposits pledged as security for these credit facilities totaled $11.6 million as of September 30, 2009 and are presented as restricted cash in our consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had short-term credit facilities for working capital purposes totaling $34.6 million, expiring by March 2010, of which $3.8 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $30.8 million.

Accounting Pronouncements

On June 12, 2009, the FASB issued an authoritative pronouncement, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncement but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We do not expect the adoption of this pronouncement to have a significant effect on our consolidated financial position or results of operations.

On September 23, 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

On September 23, 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition. This new pronouncement would amend the existing pronouncement to exclude from their scope all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. That is, the entire product (including software deliverables and nonsoftware deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25). The new pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605. In addition, the new pronouncement includes examples illustrating how entities would apply the revised scope provisions. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

For information concerning certain risks that may affect our operating results and the value of our common stock, please see Item 1A. “Risk Factors” in Part II Other Information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2009. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of September 30, 2009, approximately 59.3%, or $116.1 million of our cash, cash equivalent and restricted cash were RMB-denominated and approximately 40.7%, or $79.7 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.829. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5119, our net assets would potentially decrease by $17.5 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1461, our net assets would potentially increase by $21.3 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or our IPO. The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases, or the IPO Allocation Cases, against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us, have all been transferred to a single federal district judge for purposes of case management.

In April of 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court on April 2, 2009 and a final approval was granted by the court on October 6, 2009. The final approval is subject to appeal until November 5, 2009. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. On July 25, 2008, we filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Various briefs with respect to these appeals may be filed through November 2009.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended September 30, 2009, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware plus a portion of services and software revenues at the time of hardware delivery, the timing of hardware delivery can cause our quarterly total revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our results of operations may not be a good indication of our future performance and should not be overly relied upon. It is likely that our results of operations in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

Lenovo Computer is owned by certain subsidiaries of Lenovo. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and two of our employees, Mr. Jian Qi, the President and Chief Executive Officer of Lenovo-AsiaInfo division, and Ms. Zheng Wang, our Director of Investments. Mr. Qi and Ms. Wang are citizens of China. We do not currently have any equity interest in either Lenovo Computer or Lenovo Security, but instead enjoy economic benefits and control over these entities substantially similar to equity ownership through contractual arrangements among one of our wholly-owned subsidiaries, these affiliated entities and their respective shareholders. Consistent with FASB guidance, we consolidated the operating results of Lenovo Computer and Lenovo Security with our operating results.

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

Effective January 1, 2002, we adopted accounting guidance that requires us, among other things, to conduct annual reviews of goodwill and to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. For example, we recorded a non-cash impairment charge of $21.2 million as a result of an independent valuation during the fourth quarter of 2005 of the goodwill and acquired intangible assets mainly attributable to our acquisition of Lenovo’s IT services business in 2004. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

We have recorded a US$4.6 million non-cash impairment charge to net income, and may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

Our short-term investment policy and strategy attempt primarily to preserve capital and meet our liquidity requirements. Our marketable securities are classified as available-for-sale securities in short-term investments and are reported at fair value with net unrealized losses recognized as accumulated other comprehensive income in stockholders’ equity unless there is a decline in fair value below cost that we consider is other than temporary, in which case the amount of the decline would be recognized as a loss and reflected in our income statement. As of December 31, 2008, we recognized a $4.6 million non-cash impairment charge to net income related to our short-term investments in certain stock funds. We review our short-term investments to determine whether any differences between cost and fair value are other-than-temporary impairment in accordance with applicable accounting guidance. In addition, as of December 31, 2008, we also recognized a $2.0 million impairment on long-term investments, representing the decline in fair value of our 5% equity stake in Hinge Software Company Limited, a Shanghai-based provider of business intelligence software solutions. We review long-term investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may no longer be recoverable.

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

Our success and ability to compete depend substantially upon our intellectual property rights, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered some marks and filed trademark applications for other marks with the U.S. Patent and Trademark Office, the Trademark Bureau of the State Administration of Industry and Commerce in China and the Trade Marks Registry in Hong Kong. We have also registered copyrights with the State Copyright Bureau in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere (including the U.S.). We have filed some patent applications and have acquired some existing patents in China for certain hardware and software products used or developed in our business. Despite these precautions, the legal regime protecting intellectual property rights in China is weak. Because the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

Investors may not be able to enforce judgments entered by U.S. courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal stockholders, live outside of the U.S., principally in Beijing and Hong Kong. As a result, you may not be able to:

•	effect service of process upon those persons within the U.S.; or

•	enforce against those persons judgments obtained in U.S. courts, including judgments relating to the federal securities laws of the U.S.

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

As of October 30, 2009, 46,552,089 shares of our common stock were outstanding, and there were approximately 2,820,129 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Since we are a Delaware corporation and a public company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in China. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.

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

Our subsidiaries and affiliated entities in China are subject to tax in China. Historically, as foreign-invested enterprises, or FIEs, most of our subsidiaries enjoyed various tax holidays and other preferential tax treatments, which reduced their effective income tax rates to 15% or lower. The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates as they have been qualified as High and New Technology Enterprises, or HNTEs, under the new EIT Law. The official HNTE certificates have been issued to those subsidiaries in December 2008, prior to the filing of their China enterprise income tax returns.

Dividends payable by us to our non-PRC stockholders, and gains on the sales of our common stock, may be subject to withholding taxes under PRC tax laws, which may materially reduce the value of your investment.

The EIT Law and its implementing regulations, effective January 1, 2008, provide that a 10% withholding tax will normally be applicable on dividends payable to non-PRC stockholders that are derived from sources within the PRC, unless otherwise exempted or reduced by tax treaties or similar arrangements. Any gains realized on the transfer of shares by such stockholders may also be subject to a 10% withholding tax if such gains are regarded as income derived from sources within the PRC. The dividends we pay with respect to our common stock, or the gain our non-PRC stockholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. The EIT Law and its implementing regulations are, however, relatively new and ambiguities exist with respect to the interpretation and identification of PRC-sourced income. If we are required under the EIT Law and its implementing regulations to withhold PRC income tax on dividends payable to our non-PRC stockholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their shares of common stock, the value of your investment may be materially reduced.

ITEM 5.	OTHER INFORMATION

We entered into consulting agreements with Thomas J. Manning, one of our directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to us. As of the end of the third quarter, we have paid approximately $390,000 to Mr. Manning pursuant to the agreements.

ITEM 6.	EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo Holdings, Inc.

Date: November 9, 2009	By:	/S/ WEI LI
	Name:	Wei Li
	Title:	Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference

Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Consulting Agreement with Mr. Thomas J. Manning, dated January 1, 2009	X

10.2	Consulting Agreement with Mr. Thomas J. Manning, dated February 1, 2009	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009	X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2009	X