Form 10-K
period 2009-12-31
ASIAINFO HOLDINGS INC
filed 2010-03-16
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $548,613,203.43.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 47,290,464 at March 2, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Statement

Except for historical information, the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains safe harbors regarding forward-looking statements. Forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially and adversely from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Factors that could cause actual results to differ materially include, but are not limited to, those factors discussed below under Item 1A, “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC.

In this report, “AsiaInfo,” the “Company,” “we,” “us,” and “our” refer to AsiaInfo Holdings, Inc. and its consolidated subsidiaries and variable interest entities, or VIEs.

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

Our operations are organized into two divisions, AsiaInfo Technologies (China) Inc., or AsiaInfo Technologies, and Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo. AsiaInfo Technologies encompasses our traditional telecommunications business and provides software solutions to China’s telecommunications carriers. Products and services in this division include:

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

Lenovo-AsiaInfo provides IT security products and services tailored for small- and medium-sized companies and government agencies in China. Lenovo-AsiaInfo’s IT security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, Virtual Private Network, or VPN, and denial of service protection capabilities.

For the year ended December 31, 2009, approximately 85.7% of our total revenue was contributed by AsiaInfo Technologies, while the remaining revenue was contributed by Lenovo-AsiaInfo. See note 24 to our consolidated financial statements, included in this report, for further information about our operating segments.

Recent Developments

On December 4, 2009, we executed a definitive Business Combination Agreement, or the Combination Agreement, to combine our business with the business of Linkage Technologies International Holdings Limited, or Linkage Cayman, through our acquisition of 100% of the outstanding share capital of Linkage Cayman’s wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies. We refer to this transaction in this report as the “Combination.” Like AsiaInfo, Linkage Technologies is a leading provider of software solutions and IT services for the telecommunications industry in China. Linkage Technologies develops and implements core operating systems for all three telecommunications operators in China. In consideration for our acquisition of Linkage Technologies, we agreed to pay to Linkage Cayman $60 million in cash and to issue to Linkage Cayman 26,832,731 shares of our common stock. The consideration will be distributed by Linkage Cayman to existing shareholders of Linkage Cayman. The Combination Agreement contains representations, warranties, covenants and indemnities. Completion of the Combination is conditioned upon, among other things, the receipt of any required regulatory approvals and certain approvals by our stockholders.

We have filed a proxy statement with the SEC regarding the Combination and plan to hold a special meeting of our stockholders to approve the consideration we would pay in the Combination, to approve a change in our name following the completion of the Combination to “AsiaInfo-Linkage, Inc.,” and to adjourn or postpone the special meeting, if necessary or appropriate.

We expect to complete the Combination as soon as possible after all conditions to the Combination are satisfied or waived, which we currently expect to be in April 2010. If we complete the Combination, we expect to integrate our business with the business of Linkage Technologies following completion of the Combination.

It is possible that any of a number of factors, some of which are outside of our control, could delay or prevent us from completing the Combination on a timely basis, if at all, or from achieving the anticipated benefits of the Combination. For more information on the risks associated with the Combination, please see the discussion in Item 1A of this report, “Risk Factors.”

Our Corporate Structure

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. Although we are organized as a Delaware corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the People’s Republic of China, or the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. Certain aspects of our IT security business are subject to these restrictions on foreign investment. In order to comply with these laws and regulations, we have entered into contractual arrangements with Lenovo Computer System and Technology Services Ltd., or Lenovo Computer, and Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, through which we operate the restricted businesses. Under accounting principles generally accepted in the United States of America, or US GAAP, Lenovo Computer and Lenovo Security are considered VIEs. US GAAP requires us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership, even though we do not own any of the outstanding equity interests in either of Lenovo Computer or Lenovo Security.

PRC regulations restrict direct foreign ownership of value-added telecommunications services businesses in the PRC. In order to comply with these restrictions, we have entered into various contractual arrangements to form two additional VIEs. Through Beijing Star VATS Technologies, Inc., or Star VATS, we are exploring opportunities to conduct value-added telecommunications services business in the PRC. We also acquired Beijing Zhongxinjia Sci-Tech Development Co., Ltd., or ZXJ, through which we provide outbound call services on behalf of the telecommunications operators in China.

For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of Computer Information Security Products and Services—Foreign Ownership Restrictions and License Requirements.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Lenovo Security, Lenovo Computer, Star VATS and ZXJ, please see the discussion in Item 1A of this report, “Risk Factors.”

The following diagram illustrates the current organizational structure of our company and our operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest, and which are not consolidated in our results of operations.

(1)	AsiaInfo Holdings, Inc. holds 70% of the share capital of AsiaInfo International Pte Ltd., or AsiaInfo Singapore, a Singapore registered company, and the remaining 30% is held by Alpha Growth International Pte Ltd.
(2)	AsiaInfo Technologies (China), Inc. holds 90% of the share capital of Shanghai Xinjia Information and Technology Co., Ltd., a domestic Chinese company, and the remaining 10% is held by Mr. Yao Yuan.
(3)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees but controlled by our subsidiary AsiaInfo Technologies (China), Inc. through a series of contractual arrangements.
(4)	Bonson Information Technology Ltd. holds 60% of the share capital of SmartCall Holding Ltd., or SmartCall Cayman, a Cayman Islands registered company, and the remaining 40% is held by Call Center International Limited.
(5)	Lenovo Computer System and Technology Services Ltd., a domestic Chinese company, is owned by the subsidiaries of one of our indirect shareholders, Lenovo Group Limited, but controlled by our subsidiary Lenovo-AsiaInfo Technologies, Inc. through a series of contractual arrangements.
(6)	Lenovo Security Technologies (Beijing), Inc., a domestic Chinese company, is owned by one of our indirect shareholders, Legend Holdings Limited, and two of our employees but controlled by our subsidiary Lenovo-AsiaInfo Technologies, Inc. through a series of contractual arrangements.
(7)	Beijing Zhongxinjia Sci-Tech Development Co., Ltd., a domestic Chinese company, is owned by two of our employees but controlled by our subsidiary Beijing Shangxin Yitong Information and Technology Co., Ltd. through a series of contractual arrangements.

Industry Background and Market Opportunities

Telecommunications Market

Our largest customers are the three major telecommunications operators in China and their provincial subsidiaries. The recent restructuring of China’s telecommunications industry opened the fixed-line, mobile and broadband segments to all existing telecommunications operators in China, and the ensuing competition in these segments prompted each telecommunications operator to increase its IT spending on infrastructure upgrades and 3G and other next-generation technologies. We believe that increasing competition among the three operators will drive demand for telecommunications-related software and IT solutions in the long-run. We believe we are well positioned to continue capitalizing on the competition and other trends in the telecommunications industry through our market leadership, comprehensive solutions, long-standing relationships with the three PRC telecommunications operators, customer focus, and highly qualified personnel.

According to the Ministry of Industry and Information Technology of China, or MIIT, in 2009, the number of China’s mobile phone subscribers increased by 17% to 747 million while the number of China’s fixed-line phone subscribers decreased by 8% to 314 million. Additionally, the number of broadband access subscribers in China increased by 24% to 103 million in 2009. According to China Internet Network Information Center, or CINIC, the number of Internet users in China increased 29% to 384 million in 2009.

Growth in China’s telecommunications sector continues to be influenced by the country’s overall economy, in which gross domestic product, or GDP, reached RMB 33,535 billion in 2009, according to the National Statistical Bureau of China. The following table sets forth certain information relating to China’s economic growth and the telecommunications industry in China as of the dates indicated:

	As of December 31,				Year Over Year Growth Rate
	2006	2007	2008	2009	(2008-2009)
China’s GDP (RMB billion)	21,087	25,731	30,067	33,535	8.7%

	As of December 31,				Compound Annual Growth Rate
	2006	2007	2008	2009	(2006-2009)
Fixed-line Telephone
Subscribers (in millions)	368	365	341	314	-5%
Penetration rate	28%	28%	26%	24%	-5%
Mobile Telephone
Subscribers (in millions)	461	547	641	747	17%
Penetration rate	35%	42%	49%	56%	17%
Internet
Users (in millions)	137	210	298	384	41%
Penetration rate	10%	16%	23%	29%	43%
Broadband
Users (in millions)	55	66	83	103	23%

Source:	National Statistical Bureau of China, MIIT, CINIC

IT Security Market

Through our Lenovo-AsiaInfo division, we provide IT security products and services to small- and medium-sized companies and government agencies in China. According to the International Data Corporation, or IDC, the size of China’s IT security market was $552.5 million in 2009, of which firewall and VPN products accounted for the largest portion at 43.6%. IDC estimated that the firewall and VPN market will grow at a compound annual growth rate of 9.9% from 2008 to 2013.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to maintain a leadership position in the telecommunications software and IT security products and services industry in China.

Leading provider of telecommunications BSS/OSS solutions. We are a leading provider of business and operation support systems, or BSS/OSS, to telecommunications carriers in China, particularly to China Mobile and its provincial subsidiaries. We have deployed our industry-leading BSS/OSS solutions for 11 of China Mobile’s 31 provincial subsidiaries, and our operating analysis and decision support system platform for China Mobile’s headquarters and 15 of its provincial subsidiaries. We have constructed over 30% of China Mobile’s billing and customer relationship management, or CRM, systems and approximately 50% of its business intelligence, or BI, systems, and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang Mobile provincial subsidiary, supporting over 45 million mobile subscribers. For China Unicom, we have deployed our BSS/OSS solution for nine of its provincial subsidiaries, and our operating analysis and decision support system platform for four of its provincial subsidiaries. For China Telecom, we have deployed our BSS/OSS solution for five of its provincial subsidiaries, and our operating analysis and decision support system solution for two of its provincial subsidiaries.

Comprehensive, scalable solutions. We offer a comprehensive suite of solutions and services that cover all major telecommunications systems, including business operating support systems, service application solutions, network infrastructure solutions, and IT security. Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time, which enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. Most of our software products are scalable to accommodate millions of users, which allows telecommunications carriers to develop their networks incrementally as their level of business grows without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allows our customers, third-party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead.

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

Capitalizing on growth opportunities in China’s telecommunications market. We believe the recent restructuring of China’s telecommunications industry and the introduction of 3G and other next-generation technologies present significant growth opportunities for our business. We believe these market developments will lead to increased competition among the three telecommunications operators, driving demand for nationwide BSS/OSS upgrades and new system deployments throughout China. We also expect the introduction of 3G networks to intensify competition among mobile operators and drive up overall telecommunications IT spending. With our market leadership and strong commitment to customer relationships, we believe we are well positioned to continue capitalizing on the competition and other trends in the telecommunications industry. We also intend to continue to leverage our industry knowledge and research and development capabilities to offer new solutions, including upgrades and add-ons, and provide more consulting and other value-added services.

Strengthening relationships with key customers. Our customers include all three major carriers in the telecommunications industry in China. We expect our customers’ software and IT security needs to evolve as they address an increasingly competitive market, continue their modernization process and offer their customers progressively more sophisticated and innovative solutions and services. We intend to address the software and IT needs of these large telecommunications carriers and increase the sales of our products and services by implementing, among others, the following measures:

•

Maintain high level of customer satisfaction. We aim to maintain a high level of customer satisfaction by continuing to exceed our customers’ expectations in the projects we undertake and provide quality services on an ongoing basis.

•

Anticipate customer needs. We plan to leverage our industry know-how and long-term customer relationships to understand our customers’ development and spending initiatives, allowing us to better coordinate our research and development and marketing efforts.

•

Actively identify cross-selling opportunities. Our solutions and services cover all major telecommunications systems and we believe there are substantial opportunities for us to cross-sell our wide range of products and services to our existing customer base. We will continue to leverage existing customer relationships and our ongoing projects to actively identify opportunities to market additional solutions and services to our customers.

Pursuing strategic acquisitions and alliances that fit within our core competencies and growth strategy. We hold a leading position in the market for BSS/OSS solutions in China, which we believe are important for the future development of the country’s telecommunications carriers. In recent years, we further strengthened our leading position in the telecommunications software solutions market through small strategic acquisitions. On December 4, 2009, we executed the Combination Agreement to combine our business with the business of Linkage Cayman through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we expect to complete the Combination in April 2010. As the market for telecommunications software solutions in China continues to expand, we intend to selectively pursue additional acquisitions to access new sectors or new clients, expand our product and service offerings and strengthen our market leadership position. We also plan to continue forging strategic alliances with complementary businesses and technologies.

Enhancing our brand. We plan to continue building awareness of AsiaInfo as a leading provider of high quality telecommunications software products and IT security products and services in China. Our goal is to make the AsiaInfo brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value in our industry.

Products and Services

We leverage our core strengths in software and IT to offer product and service solutions for leading telecommunications service providers, as well as other major enterprises, in China. Our AsiaInfo Technologies division offers a specialized suite of products and services for the telecommunications industry, while our Lenovo-AsiaInfo division focuses on IT security solutions for small- and medium-sized companies and government agencies in China. We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility and scalability required in a highly competitive, dynamic environment. We also closely monitor world-wide technological developments in our service and product areas. In addition, if we are able to complete the Combination with Linkage Cayman, we will acquire its products and services and plan to integrate them into our AsiaInfo Technologies business.

AsiaInfo Technologies—Software and Solutions for the Telecommunications Market

Through AsiaInfo Technologies, we provide high quality software and solutions to China’s telecommunications carriers. Our suite of innovative solutions includes business and operation support systems, network infrastructure solutions, and service application solutions. The products and services we offer to the telecommunications industry include various software product suites, most of which are designed with open architecture to facilitate further development and customization for specific purposes. We typically integrate a combination of these products, together with our services, into customized solutions to address individual customer needs.

Business and Operation Support Systems (BSS/OSS)

We are a leading provider of BSS/OSS to China’s telecommunications operators. Our core BSS/OSS offerings primarily include convergent billing solutions, CRM and BI systems. We also provide software enhancement and maintenance services for the systems we develop, as well as system integration and other value-added IT consulting and planning services.

Our BSS/OSS product suites include the following:

•

OpenBilling Product Suite. OpenBilling is a flexible, expandable, convergent billing solution for telecommunications operators. OpenBilling supports the business of mobile operators by providing a full line of integrated solutions, including mediation, rating, billing, account balance management, as well as system monitoring and disaster recovery management. OpenBilling is designed with a multi-tier architecture, and is capable of being developed into full-service business operation support systems based on its core convergent billing function. OpenBilling is adaptable to various compatible commercial middleware, and consists of dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time. It also has a unified rating engine that provides flexible pricing mechanisms, a memory database technology that supports complex rating and billing activities, and a real time accounting system that can support sophisticated business requirements.

•

OpenCRM Product Suite. OpenCRM is a leading CRM solution suite for telecommunications operators. OpenCRM helps operators improve customer service quality, enhance customer satisfaction and build strong customer relationships. It uses a hierarchical structure that provides flexibility for transverse development, an open architecture to permit enterprise application integration capability, and security technologies such as back-up, monitoring, auditing and emergency reporting.

•

OpenBOSS Product Suite. OpenBOSS is a carrier-class business operation support system solution that provides comprehensive revenue, customer, and product and service management capabilities. With a modularized design, OpenBOSS mainly consists of OpenBilling and OpenCRM solutions that can be deployed independently.

•

OpenBI Product Suite. OpenBI is a carrier-class operating analysis and decision support system platform and the core or our BI solution. With embedded technology such as data warehousing, online analytical process and data mining, OpenBI enables service providers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for critical management decisions.

•

OpenPRM Product Suite. OpenPRM is a system that calculates, manages and reconciles payment for intercarrier network access, including settlement of roaming charges between mobile operators, as well as management of agreements and settlements between operators and their business partners. The OpenPRM solution also provides support to telecommunications operators in their services to large enterprise and individual customers, as well as their relationship management with third-party sales channels. Our OpenPRM software comprises an access layer, a service layer, and a data layer. This multi-layer design provides flexibility to integrate with other systems, scalability, and high performance. OpenPRM includes a Workflow Management System, or WFMS, that monitors work activities according to defined tasks, roles, rules and processes. The WFMS is designed to improve efficiency by helping carriers reconfigure their business processes to improve service quality and flexibility. OpenPRM also includes a business-oriented architecture and communications crossing application system, which allows centralized and integrated connection among various modules.

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

•

AsiaInfo NetXpert. AsiaInfo NetXpert, or NetXpert, is a carrier-class data and IP network management solution. NetXpert covers network elements, such as core, aggregation and access layers of the carriers’ data and IP network, and provides comprehensive network management functions, including fault, performance, topology and resource management. NetXpert also provides traffic analysis, quality of service monitoring and routing monitoring. NetXpert is designed to help carriers reduce their costs and improve maintenance efficiency by supporting multi-vendor environments and real-time optimization.

•

AsiaInfo OpenXpert. AsiaInfo OpenXpert, or OpenXpert, is an integrated telecommunications network management system. OpenXpert generates a spectrum of network managerial data that enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM applications. OpenXpert includes a high function internal formula engine that detects the root cause of network failures and predicts which business and applications are likely to be affected. It also incorporates an integrated classification and authentication technology to control different access and user authority for network management personnel at different levels.

Service Application Solutions

We design and provide a series of service applications that enable telecommunications operators and service providers to offer value-added services, such as Short Message Service, or SMS, mobile email, mobile entertainment and mobile e-commerce. These applications often involve licensed third-party software that we customize or integrate with our proprietary software to provide individualized solutions. Our service applications products include:

•

AsiaInfo Mail Center. AsiaInfo Mail Center, or Mail Center, is our flagship online messaging software. Mail Center is a carrier-class messaging software product that supports electronic mail systems for all types of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. The wireless application protocol and SMS functions allow end-users to access emails at any time with a mobile connection.

•

AsiaInfo Spam Patrol. AsiaInfo Spam Patrol, or Spam Patrol, is software that offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade capability and content filtering.

•

AsiaInfo Net Disk. AsiaInfo Net Disk, or Net Disk, is a network hard disk product that facilitates Internet-based file transfer, sharing and management. It provides access authentication that restricts access to authorized persons. Net Disk is an independent software that does not rely on other software but can be linked to standard database programs. In addition, Net Disk supports other value-added functions like data processing of short message folders and synchronization of mobile devices.

•

AsiaInfo Internet Short Messaging Gateway. AsiaInfo Internet Short Messaging Gateway, or AIISMG, is a business support platform for value-added short messaging services. AIISMG is the only one-layer short messaging gateway used by China Mobile to achieve single-point access and provincial roaming within China. AIISMG supports multiple protocols to transport short messages between different carriers and different mobile networks, including digital mobile, otherwise known as global system for mobile communications, or GSM, code division multiple access, or CDMA, personal handy-phone system, and 3G networks. AIISMG uses mainstream development tools based on the UNIX platform. It features multi-task and multi-thread concurrent processing, full parameter tuning systems, expansion capability through a modularized and distributed architecture, and a high level of system stability facilitated by disk array and system redundancy.

•

AsiaInfo Device Management Platform. AsiaInfo Device Management Platform, or AIDMP, enables mobile operators to manage many kinds of mobile devices using over-the-air technology and perform remote mobile device management, such as remote diagnosis and parameter setup. AIDMP can also help operators promote new services through firmware downloading and gather dynamic mobile usage information in support of marketing decision-making.

Lenovo-AsiaInfo—IT Security Products and Services

Lenovo-AsiaInfo provides IT security products and services to many small- and medium-sized companies and government agencies in China. Our Lenovo-AsiaInfo product and service offerings focus mainly on firewall and VPN technologies.

IT Security Products

Our firewall products provide protection against unwanted intrusion while enabling the flow of approved network traffic. Our VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost-effective manner. Our security applications are fixed configuration products with varying performance characteristics that offer integrated firewall, VPN and related security features. We design our IT security products to maximize security and performance while using less physical space than competing products. Our security products can be deployed to provide secure Internet access and communications, both locally and from remote locations. We offer firewall and VPN solutions that protect data and communications throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include our Power V series and our Super V series firewalls, which are designed to meet the throughput requirements of companies of all sizes. In 2007 we launched our Network Gap product, which acts as a gateway and can physically separate a local area network from a public network when security is a concern.

Our firewall products include on-Chip-SRAM to ensure high speed access of processor chips to data, include multiple IP streaming classifications, parallel streaming, security module component technology and a hardware-based fast search algorithm to achieve multi-engine parallel wire-speed filtering. Our firewall products also utilize an advanced system architecture and complete anti-attack module to rewrite internet protocol kernel and add an artificial intelligence mechanism to automatically adapt the system to a network. Our products are designed to identify and filter denial-of-service attacks by monitoring and analyzing data stream and identifying denial-of-service transport stream structure. Our firewall products also include the Lenovo Firewall Redundant Protocol to monitor the firewall service.

IT Security Services

In addition to our IT security products, we also offer various IT security services, including consulting, implementation, management and training services.

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We continuously upgrade our existing software products to enhance scalability and performance and to provide added features and functions. We had 800 employees in our research and development department as of December 31, 2009. Our principal software engineering group is located in Beijing. Our core product development teams for telecommunications software and IT security software are also located in Beijing. Approximately 77.1% of our 2009 research and development expenses were incurred by our AsiaInfo Technologies division while the remaining 22.9% was incurred by our Lenovo-AsiaInfo division.

During the fiscal years ended December 31, 2009, 2008 and 2007, we had research and product development expenses of $39.4 million, $22.7 million and $17.6 million, respectively. Our research and development team made several achievements in the development of next generation BSS/OSS, or NGBOSS, BI systems, and cloud computing during 2009.

Achievements in NGBOSS development

In 2009, we separated the marketing, sales, service and other CRM related functions from our BSS/OSS solutions. In standard interfaces, we loosely coupled these functions with billing, accounting and provisioning. Using a centralized authentication service and unified portal, we have developed a customer-oriented system architecture. The new CRM infrastructure improves functionality, including enhanced workflow capabilities, rule engine and advanced customization. Multi-electronic channels are integrated more efficiently and collaborative work can be supported more effectively. Our NGBOSS products offer full-service support, which includes mobile, fix-line, data and value-added services, and multi-customer support for individual, family and enterprise customers. The optimized architecture of OpenCRM and OpenBilling lowers the consumption of system resources and improves system efficiency.

Achievements in BI development

In 2009, we utilized search technology and personal portal technology in BI products to improve ease of use. In addition, we developed a customer tag database in which multiple types of customer tags can be built, which allows analysis of customer behaviour. The customer tag database utilizes complex data mining technology and also allows users to customize tags. In 2009, we also further strengthened our development marketing administration platform, optimized our multi-marketing-channel system, and enhanced our rates management system, which includes rates analysis, rates pre-performance, rates mapping, and rates recommendation. We believe these developments will allow telecommunications operators in China to be more competitive.

Achievements in Cloud Computing

In 2009, we conducted targeted research designs and evaluated several key technologies regarding cloud computing, such as massive parallel process, virtualized infrastructure facilities and resources (host, network, storage) and cloud computing management platforms. Based on the concepts of platform-as-a-service and software-as-a-service, we have been studying how to make our platforms and services available externally and how to provide multiple applications to multiple users.

Customers

Our customers consist primarily of Chinese telecommunications service providers and their provincial subsidiaries, including China Mobile, China Unicom, and China Telecom. For the year ended December 31, 2009, revenue from China Mobile and its provincial subsidiaries accounted for $149.7 million, revenues from China Unicom and its provincial subsidiaries were $44.7 million and revenues from China Telecom and its provincial subsidiaries were $19.6 million, or approximately 60%, 18% and 8% of our total revenues, respectively.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 522 million wireless voice service subscribers as of December 31, 2009, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s GSM network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. China Unicom merged with China Netcom and became a full-service telecommunications provider in October 2008. As of December 31, 2009, China Unicom had 145 million GSM subscribers and 103 million local access subscribers and 39 million broadband subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia. In September 2008, China Telecom bought China Unicom’s CDMA business and became a full-service telecommunications provider. As of December 31, 2009, China Telecom had 56 million CDMA subscribers, 189 million local access subscribers and 53 million broadband subscribers.

Customers in the IT Security Products and Services Market

In response to the demand for IT security products and services from small- to medium-sized companies and governmental agencies in China, Lenovo-AsiaInfo has focused on providing sophisticated IT security products and services tailored for the China market. Our customers represent a broad spectrum of organizations across diverse sectors, including financial services, technology, government and education. Our targeted customers for IT security products and services include small to medium-sized organizations that use Internet protocol-enabled information systems.

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

For Lenovo-AsiaInfo, our division addressing the IT security products and services market, we rely on our own sales force as well as a large number of sales distributors in China. Our sales force mainly focuses on IT security solutions for the large government agencies market. We also have direct sales personnel in our headquarters in Beijing and in regional offices in various provinces.

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

Competition

We operate in a highly competitive environment, both in the telecommunications software market and in the market for IT security services and solutions. In the telecommunications software market, our competitors include multinational and local companies such as Amdocs, Digital China, Huawei, and Neusoft. In addition, Linkage Technologies, which we have agreed to acquire pursuant to the Combination Agreement, historically has been our competitor in the telecommunications software market. In the IT security services and solutions market, our competitors include local companies such as Topsec and international companies such as Cisco.

We believe that we have competitive advantages in our product and service sectors due to our leading BSS/OSS solutions, comprehensive and scalable product and service offerings, customer-centric and cost effective project management capability, and established customer relationships. Our competitors, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

Government Regulation

This section sets forth a summary of the most significant PRC regulations and requirements that affect our business activities in China.

Regulation of the Software Industry

Software Copyright

The State Council of the PRC, or the State Council, promulgated the Regulations on the Protection of Computer Software, or the Software Protection Regulations, in December 2001, which became effective in January 2002. The Software Protection Regulations were promulgated, among other things, to protect the copyright of computer software in China. According to the Software Protection Regulations, computer software that is independently developed and exists in a physical form or is attached to physical goods will be protected. However, such protection does not apply to any ideas, mathematical concepts, processing and operation methods used in the development of software solutions.

Under the Software Protection Regulations, PRC citizens, legal persons and organizations enjoy copyright protection over computer software they have developed, regardless of whether the software has been published. Other developers may enjoy PRC copyright protection over computer software they have developed if such computer software was first distributed in China, or in accordance with a bilateral agreement between China and the developer’s country of citizenship or residence, or in accordance with an international treaty to which China is a party.

Under the Software Protection Regulations, owners of software copyright protection enjoy rights of publication, authorship, modification, duplication, issuance, lease, transmission on the information network, translation, licensing and transfer. Software copyright protection takes effect on the day of completion of the software’s development.

For software developed by legal persons and other organizations, software protection extends until the thirty-first day of December of the fiftieth year from the date the software solution was first published. However, the Software Protection Regulations will not protect the software unless it is published within 50 years of the completion of its development. Licensing agreements may allow others to exploit the software copyright, but exclusive licenses must be in writing. A written contract is also required to transfer any software copyright.

Civil remedies available under the Software Protection Regulations against infringements of copyright include cessation of the infringement and elimination of its effects, an apology and compensation for losses. The administrative department of copyright may order the infringer of a software copyright to stop all infringing acts, confiscate illegal gains, confiscate and destroy infringing copies, and impose a fine on the infringer under certain circumstances. Disputes regarding infringements of software copyright may be settled through mediation, arbitration, or the PRC courts directly.

Software Copyright Registration

In February 2002, the State Copyright Administration of the PRC promulgated the Measures Concerning Registration of Computer Software Copyright Procedures, or the Registration Procedures, to implement the Software Protection Regulations and to promote the development of China’s software industry. The Registration Procedures apply to the registration of software copyrights, software copyright exclusive licensing contracts and assignment contracts. The registrant of a software copyright will either be the copyright owner or another person (whether a natural person, legal person or an organization) in whom the software copyright becomes vested through succession, assignment or inheritance.

Pursuant to the Registration Procedures, the software to be registered must (i) have been independently developed or (ii) significantly improve in its function or performance after modification from the original software with the permission of the original copyright owner. If the software being registered is developed by more than one person, the copyright owners may nominate one person to handle the copyright registration process on behalf of the other copyright owners. If the copyright owners fail to reach an agreement with respect to the registration, any of the copyright owners may apply for registration but the names of the other copyright owners must be recorded on the application.

The registrant of a software copyright and the parties to a software copyright assignment contract or exclusive licensing contract may apply to the Copyright Protection Center of the PRC for registration of such software copyright and contracts. The Copyright Protection Center of the PRC will complete its examination of an accepted application within 60 days of the date of acceptance. If an application complies with the requirements of the Software Protection Regulations and the Registration Procedures, a registration will be granted, a corresponding registration certificate will be issued and the registration will be publicly announced.

Software Products Administration

In October 2000, the MIIT issued the Measures Concerning Software Products Administration, or the Measures, to regulate software products and promote the development of the software industry in China. The Measures set forth requirements regarding who may produce software products in China, how software products may be sold, and local and imported software registration. The MIIT and other relevant departments may supervise and inspect the development, production, operation and import/export activities of software products in China.

In March 2009, the MIIT promulgated new Measures Concerning Software Products Administration, or the New Measures, which became effective in April 2009. Under the New Measures, software products operated or sold in China are not required to be registered or recorded with governmental authorities, and software products developed in China (including those developed in China on the basis of imported software) can enjoy certain favorable policies when they have been registered and recorded. The New Measures eliminated certain other requirements set forth in the original Measures.

Policies to Encourage the Development of Software and Integrated Circuit Industries

In June 2000, the State Council issued Certain Policies to Encourage the Development of Software and Integrated Circuit Industries, or the Policies, to encourage the development of the software and integrated circuit industries in China and to enhance the competitiveness of the PRC information technology industry in the international market. The Policies encourage the development of the software and integrated circuit industries in China through various methods, including by:

•	Encouraging venture capital investment in the software industry and assisting software enterprises in raising capital overseas;

•

Providing tax incentives, including an immediate tax rebate for taxpayers who sell self-developed software products, before 2010, of the amount of the statutory value-added tax that exceeds 3% and a number of exemptions and reduced enterprise income tax rates;

•	Providing government support, such as government funding in the development of software technology;

•	Providing preferential treatment, such as credit facilities with low interest rates to enterprises that export software products;

•	Taking steps to ensure that the software industry has sufficient expertise; and

•	Implementing measures to enhance intellectual property protection in China.

To qualify for preferential treatment, an enterprise must be recognized as a software enterprise by governmental authorities. A software enterprise is subject to annual inspection, failure of which in a given year results in loss of the relevant benefits. Certain of our subsidiaries in China have obtained the software certifications that provide tax benefits, which are discussed below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Taxes.”

Regulation of the Telecommunications Industry

The Chinese telecommunications industry, in which our largest customers operate, is subject to extensive government regulation and control. Currently, all the major telecommunications and Internet service providers in China are primarily state owned or state controlled and their business decisions and strategies are affected by the government’s budgeting and spending plans. In addition, they are required to comply with regulations and rules promulgated from time to time by the MIIT and other ministries and government departments.

In September 2000, China published the Regulations of the People’s Republic of China on Telecommunications, or the Telecommunications Regulations. The Telecommunications Regulations were the first comprehensive set of regulations governing the conduct of telecommunications businesses in China. In particular, the Telecommunications Regulations set out in clear terms the framework for operational licensing, network interconnection, the setting of telecommunications charges and standards of telecommunications services in China. In the same month, China’s State Council approved the Administrative Measures on Internet Information Services, which provide for control and censoring of information on the Internet.

In December 2001, the Ministry of Information Industry, or MII, which was reorganized as the MIIT in June 2008, promulgated the Administrative Measures for Telecommunications Business Operating Licenses, as amended. This regulation provides for two types of telecommunications operating licenses for carriers in the PRC, namely licenses for basic services and licenses for value-added services. In February 2003, the MII issued a new classification of basic and value-added telecommunications services. The revised classification maintains the general distinction between basic telecommunications services, or BTS, and value-added telecommunications services, or VATS, and attempts to define the scope of each service. In particular, the 2003 classification delineated the differences between “Type 1” and “Type 2” value-added services. Type 1 includes online data and transaction processing, domestic multi-party communications services, domestic Internet VPN services and Internet data center services. Type 2 covers storage and retransmission (email, voice mail, facsimile), call centers, Internet access and information services.

Under regulations introduced in December of 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, including Type 2 VATS providers, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China’s accession to the World Trade Organization. Under these provisions, certain qualifying foreign investors are permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications services businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

Despite the introduction of the Provisions in 2001, PRC regulations still restrict most direct foreign ownership of VATS businesses in the PRC. We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our limited VATS Type 2 business activities. In order to comply with these restrictions, we entered into a series of contractual arrangements with certain individuals to facilitate our domestic companies Star VATS and ZXJ to conduct value-added telecommunications services business in the PRC. Star VATS obtained a License for Operating Value-Added Telecommunications Services (Type 2), issued by the MII initially in November 2004 and reissued in August 2008. At present, our product and services offerings in the VATS area are still under development. We anticipate that in the future we will offer customers various Type 2 VATS.

We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS and ZXJ. Star VATS and ZXJ will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS and ZXJ, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS, ZXJ and their respective shareholders. For more information on the regulatory and other risks associated with our contractual arrangements related to Star VATS and ZXJ, please see the discussion below in Item 1A, “Risk Factors.”

In addition, in anticipation of China’s developing 3G telecommunications systems, in May 2008, MIIT, the Ministry of Finance, and the National Development and Reform Commission, or NDRC, jointly issued a notice, known as “The Announcement on Deepening the Reform of the Structure of the Telecommunications Sector,” which mandates further reforms to China’s telecommunications system. The regulatory authorities indicated that additional policies and measures to encourage innovation and to strengthen supervision of the telecommunications industry would be promulgated.

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

Regulation of Commercial Encryption Businesses

The Commercial Encryption Administrative Regulation, issued in 1999, is the principal regulation governing commercial encryption businesses in China. “Commercial encryption” refers to encryption technologies and encryption products utilized for encryption protection or security authentication of information that is not related to state secrets. The Commercial Encryption Administrative Regulation also provides that encryption technology itself is a state secret; therefore, commercial encryption technology is subject to the State Secrets Regulation. As a result, foreign persons or foreign-invested enterprises are prohibited from engaging in any commercial encryption business in China. In addition, research, production, sale and use of encryption products in China are controlled by the National Encryption Administration Committee on behalf of the PRC government.

In December 2005, the State Secrecy Bureau promulgated three new regulations, which provided additional administrative measures relating to the production and sale of commercial encryption products and scientific research on commercial encryption. According to these measures, production and sale of commercial encryption products may only be undertaken by companies that are designated by China’s Encryption Administration Committee. A company producing or conducting research on commercial encryption products needs to apply for certification as a designated commercial encryption product production enterprise or research enterprise. A company selling commercial encryption products must obtain a Commercial Encryption Product Sales Permit for selling such products. A company holding such sales permit may not sell any commercial encryption products that are developed or produced outside of China.

In April 2009, the Ministry of Commerce and the Ministry of Science and Technology promulgated the Measures for the Administration of Technologies Prohibited or Restricted from Export, which provides that Internet security and encryption technology is limited from export. The technology falling under the scope of the measures must undergo confidentiality check formalities and obtain the permission of the relevant authority before export.

Foreign Ownership Restrictions and License Requirements

We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our IT security business. In order to comply with these restrictions, we entered into a series of contractual arrangements in connection with our acquisition of our IT security business in 2004. Those arrangements enable us to operate the part of that business that constitutes systems integration involving state secrets (including commercial encryption) through affiliated entities in which we do not hold a direct equity interest.

We currently operate the restricted businesses through Lenovo Security and Lenovo Computer. When we acquired the restricted business in 2004, we intended to operate the restricted business through Lenovo Security, upon Lenovo Security’s receipt of all requisite business licenses and qualifications. Pending Lenovo Security’s receipt of the requisite business licenses and qualifications, Lenovo Computer has operated the information security solutions business in accordance with certain contractual arrangements. Lenovo Security has now obtained most of the requisite business licenses and qualifications necessary to operate the IT security business, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security is in the process of applying for the remaining licenses. Since September, 2006, Lenovo Security has conducted most of our operations related to the IT security business and, consequently, generates most of our revenue derived from the IT security business. Lenovo Computer continues to perform certain previously executed contracts involving the IT security business.

Lenovo Computer is owned by subsidiaries of one of our indirect shareholders, Lenovo Group Limited. Lenovo Security is owned by Legend Holdings Limited, the parent company and controlling shareholder of Lenovo, and by two of our employees who are PRC citizens. We do not currently have any equity interest in Lenovo Security or in Lenovo Computer, but instead enjoy the economic benefits of equity ownership in such companies through contractual arrangements among Lenovo-AsiaInfo, our wholly-owned subsidiary, and these affiliated entities and their respective shareholders. For more information on the regulatory and other risks associated with our contractual arrangements related to Lenovo Computer and Lenovo Security, please see the discussion below in Item 1A, “Risk Factors.”

Regulations affecting acquisitions of PRC companies by foreign entities

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a regulatory framework for acquisitions of PRC businesses involving offshore companies owned by PRC residents or passport holders, known as “round-trip” investments or acquisitions. Among other things, Circular 75 provides that if a round-trip investment in a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Circular 75 also provides that, prior to establishing or assuming control of an offshore company for the purpose of obtaining financing for that offshore company using the assets or equity interests in an onshore enterprise in the PRC, each PRC resident or passport holder who is an ultimate controller of such offshore company, whether an individual or a legal entity, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In May 2007, SAFE issued guidance to its local branches with respect to the operational process for SAFE registration, known as “Circular 106,” which standardized registration under Circular 75. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75 and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC-resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

Circular 75, Circular 106 and related regulations are relatively new in China and it is uncertain how these regulations will be interpreted, implemented or enforced. We cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by Circular 75, Circular 106 and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In August 2006, six PRC regulatory authorities, including the PRC Ministry of Commerce, or MOFCOM, and the China Securities Regulatory Commission, or CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective in

September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, in August 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting the uses for the converted RMB. Circular 142 requires that the registered capital of a foreign-invested company denominated in RMB but converted from a foreign currency may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company that was denominated in RMB but converted from foreign currency. Violations of Circular 142 may result in severe penalties, including significant fines. As a result, Circular 142 may significantly limit our ability to invest in or acquire other PRC companies using the RMB-denominated capital of our PRC subsidiaries.

Certifications and Qualifications

Our products, facilities and activities must satisfy a range of criteria and conditions set by various industry bodies and governmental authorities in China in order for us to be eligible to supply our products and services. In addition, some certificates we hold are not mandatory for our business but may provide us with certain tax benefits or marketing advantages.

As of January 25, 2010, our subsidiaries or VIEs held the following certifications or qualifications, among others, that enable us to engage in certain industry or business activities:

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

•	Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China (holder: Lenovo Security Technologies (Beijing), Inc.);

•	Sales Permit for Commercial Encryption Products issued by the PRC National Encryption Administration Committee (holder: Lenovo Security Technologies (Beijing), Inc.); and

•	Appointed Producer of Commercial Encryption Products issued by the PRC National Encryption Administration Committee (holder: Lenovo Security Technologies (Beijing), Inc.).

As of January 25, 2010, our subsidiaries or VIEs held the following certifications or qualifications, among others, that provide us with tax benefits:

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

•

Software Enterprise Certificate issued by the China Software Industry Association (holders: AsiaInfo Technologies (China), Inc., AsiaInfo Technologies (Chengdu), Inc and Lenovo Security Technologies (Beijing), Inc.); and

•

Key Software Enterprise Certificate under the National Programming Layout issued by the National Development and Reform Commission, the Ministry of Information Industry, the Ministry of Commerce and the State Administration of Taxation (holder: AsiaInfo Technologies (China), Inc.).

As of January 25, 2010, our subsidiaries or VIEs held the following certifications or qualifications, among others, that we believe provide us with marketing advantages:

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

•

National Information Technology Security Certification Service Qualification Certificate issued by the China Information Technology Security Certification Center (holder: Lenovo Security Technologies (Beijing), Inc.); and

•

Certificate of Quality Management System Certification (GB/T19001-2000 idt ISO9001:2000 Standard) issued by the Beijing New Century Certification Co., Ltd. (holder: Lenovo Security Technologies (Beijing), Inc.).

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark and patent registrations. We have filed thirteen trademark applications with the United States Patent and Trademark Office, five of which have been registered and eight of which are currently pending. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed three trademark applications for AsiaInfo’s logo with the Hong Kong Trade Marks Registry, all of which have been passed to registration. We have been granted twenty-four patents and currently have seventeen pending patent applications with the China State Intellectual Property Office for hardware and software products used or developed in our business. More than 290 versions of our software products have been registered with the State Copyright Bureau in China, although we have not applied for copyright protection elsewhere, including in the U.S.

We enter into confidentiality agreements with most of our employees and consultants, and control access to and distribution of our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, is relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, patent, trademark and trade secret protection may be unavailable or limited. Policing unauthorized use of our technology is difficult and the steps we take may not prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of December 31, 2009, we had 4,294 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western-educated Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.asiainfo.com, as soon as such reports become available on the Securities and Exchange Commission, or SEC, website at www.sec.gov. The contents of our website are not incorporated by reference into this report on Form 10-K or any of our other Exchange Act reports.

ITEM 1A.	Risk Factors

Certain Risks That May Affect Our Operating Results and Our Common Stock

In addition to the other information in this report, the following factors should be considered in evaluating our business and our future prospects:

We depend on a few customers for a significant portion of our revenues and this dependence is likely to continue. If we fail to obtain business from these key existing customers, our revenues will decline.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom. In the aggregate, China Mobile, China Telecom and China Unicom (including results from China Netcom, which merged with China Unicom on October 15, 2008) accounted for 85%, 84% and 86% of our total revenues in 2007, 2008 and 2009 respectively. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits.

We market our software and services to, and sign contracts with, individual provincial subsidiaries of these three telecommunications carriers as well as their headquarters. We believe that our future success will depend to a significant extent on our ability to develop and maintain long-term relationships with these telecommunications carriers at the headquarter and provincial levels. We have dedicated significant resources over the past few years to maintaining our relationships with these telecommunications carriers at both the provincial and the headquarter levels. However, IT spending authority may become more centralized. For instance, China Unicom recently adopted the practice of requiring contracts to be entered into with the headquarters for solutions provided to its provincial subsidiaries, although the provincial subsidiaries will remain as the main decision-makers regarding the purchases. If telecommunications carriers begin to centralize purchasing decisions or otherwise change the level within the telecom operator at which the purchase decision is made or replace a key decision-maker at any decision-making level, our customer relationship may be disrupted and we may be unable to effectively and timely restore these relationships. Any failure to maintain close relationships with customers, due to unsuccessful sales and marketing efforts, lack of suitable products and solutions, unsatisfactory customer support and services or any other reason, could result in our losing customers and their businesses. If we lose a key customer, if a key customer significantly reduces its purchasing levels or delays a major purchase or if we fail to attract additional major customers, our business, financial condition and results of operations could be materially and adversely affected.

Political and economic policies of the Chinese government could affect our industry in general and our competitive position in particular.

Since the establishment of the People’s Republic of China in 1949, the Communist Party has been the governing political party in China. The highest bodies of leadership are the Politburo of the Communist Party, the Central Committee and the National People’s Congress. The State Council, which is the highest institution of government administration, reports to the National People’s Congress and has under its supervision various commissions, agencies and ministries, including the MIIT, the telecommunications regulatory body of the Chinese government. Since the late 1970s, the Chinese government has been reforming the Chinese economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese government has had and will continue to have a positive effect on economic development in China, the economic reform strategy may from time to time be modified or revised. Such modifications or revisions, if any, could have a material adverse effect on the overall economic growth of China. Such developments could reduce, perhaps significantly, the demand for our products and services. Furthermore, changes in political, economic and social conditions in China, adjustments in policies of the Chinese government or changes in laws and regulations could adversely affect our industry in general and our competitive position in particular.

The growth of our business is dependent on government telecommunications infrastructure and budgetary policies, particularly the allocation of funds to sustain the growth of the telecommunications industry in China.

Our telecommunications customers are directly or indirectly owned or controlled by the government of China. Accordingly, their growth of our business is also heavily dependent on these government policies. Insufficient future funding allocated to China’s telecommunications industry by the government could directly reduce the demand for our software and services. Government initiatives directed at the market could also significantly affect the market conditions for our customers and influence the level of spending on IT solutions and services. While some of these initiatives, such as the convergence of mobile and fixed-line markets in the telecommunications industry, may increase market competition and generate more demand for our software and services, the anticipated increase in demand may not materialize. Some of our customers may not adapt well to the market conditions under the new regulatory environment and may reduce their demand for our software and services as a result. The telecommunications industry may also become less competitive over time, either as a result of market propelled consolidations or as a result of government efforts to curtail competition. A less competitive market may create fewer incentives for IT spending on innovations and upgrades, which may directly affect our revenues and business prospects.

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

In May 2008, China announced a new restructuring plan for the country’s telecommunications carriers. This restructuring plan reorganized the operations of Chinese telecommunications carriers, creating three major carriers that have both mobile and fixed-line services. As China’s telecommunications industry grows larger in size and smaller in the number of telecommunications carriers, more IT solutions providers will be competing for projects and telecommunications carriers may be able to exact lower prices for our solutions and services. If we cannot effectively compete with our competitors, we may lose business and our results of operations may be materially and adversely affected. Furthermore, telecommunications carriers may also find it more cost-effective to set up their own IT divisions to meet their IT needs, instead of outsourcing to third-party providers. If the current trend favoring the outsourcing of such services is reduced or reversed, our financial condition and results of operations may be materially and adversely affected.

The long and variable sales cycles for our software and services can cause our revenues and operating results to vary significantly from period to period and may adversely affect the trading price of our common stock.

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our software and services involves a significant commitment of its resources and extended evaluation. As a result, our sales cycles tend to be lengthy. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our software and services. Because our major customers often operate large and complex networks, they usually expand their networks in large increments on a periodic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware, plus a portion of services and software revenues, at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our results of operations may not be a good indication of our future performance and should not be overly relied upon. It is likely that our results of operations in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

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

Although we had net income in 2004, 2006, 2007, 2008 and 2009, we sustained net losses in 2005. We may not sustain profitability or avoid net losses in the future. We continue to expect that certain of our operating expenses will increase as our business grows, and we also expect to incur significant expenses associated with our Combination with Linkage Cayman. The level of our future expenses will be largely based on anticipated organizational growth and revenue trends and a high percentage of those expenses, particularly compensation expenses, will be fixed. As a result, any delays in expanding sales volume and generating revenue could result in substantial operating losses or slower earnings growth or earnings declines.

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

Substantial uncertainties exist with respect to our contractual arrangements with our affiliates engaged in businesses that PRC laws currently prohibit foreign-invested companies from engaging in.

Certain of our affiliates are engaged in businesses that PRC laws and regulations currently prohibit foreign-invested companies from engaging in, including those involving state secrets and value-added telecommunications services. For instance, in 2001, the State Secrecy Bureau of China promulgated the Administrative Measures for Qualification of Computer Information Systems Integration Involving State Secrets, which expressly prohibits foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets (which we refer to below as “restricted businesses”). AsiaInfo and its PRC operating subsidiaries in China are considered foreign persons or foreign-invested enterprises under the laws of China and cannot therefore engage in restricted businesses. Many of the IT security services provided by our Lenovo-AsiaInfo division comprise restricted businesses. We operate the restricted businesses primarily through contractual agreements with Lenovo Security and Lenovo Computer. When we acquired the restricted businesses, we agreed to have Lenovo Security engage in the operation of the restricted businesses upon Lenovo Security’s receipt of all requisite business licenses and qualifications, such as the Computer Information System Integration Involving State Secrets Qualification Certificate issued by the State Secrecy Bureau of China for Protection of State Secrets. Lenovo Security has obtained most of these licenses. Certain licenses are subject to annual review and Lenovo Security may not successfully renew such licenses. Since September, 2006, Lenovo

Security has conducted most of our operations related to the restricted businesses and, consequently, generates most of our revenue derived from this restricted business.

At the closing of our acquisition of our IT security business, our PRC legal counsel and PRC legal counsel to the seller, Lenovo Group each delivered legal opinions to the effect that our ownership structure of Lenovo Computer and Lenovo Security, and the contractual arrangements among Lenovo-AsiaInfo, these affiliated entities and their respective shareholders, were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, PRC government authorities may ultimately take a view contrary to the opinion of our and Lenovo Group’s PRC legal counsel.

Like the IT security business in China, many aspects of the telecommunications services industry, such as VATS, are also restricted from foreign ownership in most circumstances. In order to comply with these restrictions, we have entered into various contractual agreements with certain individuals to facilitate our domestic companies Star VATS and ZXJ to conduct value-added telecommunications services business in the PRC. Through ZXJ we provide outbound call services on behalf of telecommunications operators in China, and Star VATS is in the process of developing VATS products and services that we hope to offer in China. We anticipate that if we successfully launch our VATS products and services, all of our business related to such products and services will be conducted through Star VATS and ZXJ. Star VATS and ZXJ will receive any revenue we generate in the VATS business and will make use of the licenses and approvals that are essential to such business. We do not have any equity interest in Star VATS or ZXJ, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with Star VATS or ZXJ and their shareholders. In the opinion of our PRC legal counsel who represented us in connection with the contractual arrangements, such arrangements were in compliance with all existing PRC laws and regulations. There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, China government authorities may ultimately take a view contrary to the opinion of our PRC legal counsel.

In addition, as part of the contractual arrangements, the shareholders of Lenovo Computer, Lenovo Security, Star VATS and ZXJ agreed to pledge their respective shares in those entities to certain of our subsidiaries. Pursuant to a regulation in China known as the Provisions for Changes of Investors’ Equity in Foreign Invested Enterprises, a pledge of the equity interests of a foreign-invested enterprise will only be effective after obtaining approval from and registering with the relevant governmental authorities. Furthermore, under the PRC Property Rights Law, effective in October 2007, a pledge is created only after registration with the local branch of the Administration for Industry and Commerce in China. The pledges of the equity interests in Lenovo Computer, a foreign-invested company, have not yet been approved by or registered with the relevant governmental authorities in China. Lenovo Computer intends, however, to take the necessary steps to comply with the requirements described above. In addition, the pledges of the equity interests in Lenovo Security have not been registered with the relevant governmental authorities in China and Lenovo Security is currently in the process of registering such pledges. The pledges of the equity interests in Star VATS and ZXJ have recently been registered with the relevant governmental authorities in China. Before compliance with the approval and registration requirements described above, these pledges may not be effective or deemed created by the relevant governmental authorities.

If we or any of our contractual arrangements with Lenovo Computer, Lenovo Security and Star VATS or ZXJ are found to be in violation of any existing or future PRC laws or regulations concerning the systems integration business involving state secrets or the VATS businesses, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

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

The principal shareholders and directors of Lenovo Security, Lenovo Computer, Star VATS and ZXJ may have potential conflicts of interest with us, which may adversely affect our business.

We operate our IT security and value-added telecommunications services businesses in China primarily through Lenovo Security, Star VATS and ZXJ, which are jointly owned by certain of our employees, and through Lenovo Computer, which is indirectly owned by Lenovo Group Limited, the indirect parent company of one of our shareholders. Conflicts of interests between their duties to us and to Lenovo Security, Lenovo Computer, Star VATS and ZXJ may arise. When conflicts of interest arise, these persons may not act in the best interests of our company or resolve such conflicts in our favor. In addition, these persons or their heirs or other successors may breach or cause Lenovo Security, Lenovo Computer, Star VATS and ZXJ to breach or refuse to renew the existing contractual arrangements that allow us to effectively control Lenovo Security and Lenovo Computer and Star VATS and ZXJ and to receive economic benefits from them. Other than relying on the duties of loyalty owed to us by the shareholders of Lenovo Security, Star VATS and ZXJ who are also our officers, and the contractual arrangements with the shareholders of Lenovo Security, Lenovo Computer, Star VATS and ZXJ, we currently do not have any measure or policy to address these potential conflicts of interest. In the event of any disputes regarding the contractual arrangements, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of Lenovo Security, Lenovo Computer, Star VATS and ZXJ, we would have to rely on legal proceedings, the outcome of which may be uncertain and which could be disruptive to our business.

Our contractual arrangements with Lenovo Computer, Lenovo Security, Star VATS and ZXJ may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

We rely on contractual arrangements with Lenovo Computer, Lenovo Security, Star VATS and ZXJ to operate our IT security and value-added telecommunications services businesses. These contractual arrangements, which require Lenovo Computer, Lenovo Security, Star and ZXJ to pay service and licensing fees to our subsidiaries in China, are currently the primary means by which we could receive economic benefits from these affiliated companies. In the future, we expect to continue to obtain economic benefits from Lenovo Computer, Lenovo Security, Star VATS and ZXJ through these contractual arrangements. Although we have been advised by our PRC legal counsel that our contractual arrangements with Lenovo Computer, Lenovo Security, Star VATS and ZXJ are valid, binding and enforceable (except as discussed above, the pledges will only become effective and enforceable after approved and/or registered with the competent governmental authorities) under PRC laws, these contractual arrangements may not be as effective as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

In addition, in the event we are unable to so extend our contractual arrangements, we may fail to obtain the requisite license to conduct certain IT security and VATS businesses in China and may be required to temporarily suspend these businesses.

Contractual arrangements we have entered into between our subsidiaries and each of Lenovo Computer, Lenovo Security, Star VATS and ZXJ may be subject to scrutiny by China tax authorities, and a finding that we or any of our subsidiaries or any of Lenovo Computer, Lenovo Security, Star VATS and ZXJ owe additional taxes or are ineligible for our preferential tax treatment, or both, could substantially increase our taxes owed, or could materially reduce our profits and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be audited or challenged by the tax authorities in PRC. If any of the transactions between our subsidiaries and each of Lenovo Computer, Lenovo Security, Star VATS and ZXJ are found to not have been entered into on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the tax authorities in China have the authority to disallow our tax savings, adjust the profits and losses of our respective Chinese entities and assess late payment interest and penalties. A finding by the tax authorities in China that we are ineligible for certain tax savings, or that any of our subsidiaries or any of Lenovo Computer, Lenovo Security, Star VATS and ZXJ is ineligible for their preferential tax treatment, could increase our taxes owed and reduce our profits and the value of your investment.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which sets forth a regulatory framework for acquisitions of PRC businesses involving offshore companies owned by PRC residents or passport holders, known as “round-trip” investments or acquisitions. Among other things, Circular 75 provides that if a round-trip investment in a PRC company by an offshore company controlled by PRC residents occurred prior to the issuance of Circular 75, certain PRC residents were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore company prior to March 31, 2006. Circular 75 also provides that, prior to establishing or assuming control of an offshore company for the purpose of obtaining financing for that offshore company using the assets or equity interests in an onshore enterprise in the PRC, each PRC resident or passport holder who is an ultimate controller of such offshore company, whether an individual or a legal entity, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or spin-off transaction or uses its assets in China to guarantee offshore obligations. In May 2007, SAFE issued guidance to its local branches with respect to the operational process for SAFE registration, known as “Circular 106,” which standardized registration under Circular 75. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC-resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

Circular 75, Circular 106 and related regulations are relatively new and it is uncertain how these regulations will be interpreted, implemented or enforced. We cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by Circular 75, Circular 106 and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In August 2006, six PRC regulatory authorities, including the PRC Ministry of Commerce, or MOFCOM, and the China Securities Regulatory Commission, or CSRC, jointly promulgated the M&A Rules, which became effective in September 2006, and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, in August 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting the uses for the converted RMB. Circular 142 requires that the registered capital of a foreign-invested company denominated in RMB but converted from a foreign currency may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of a foreign-invested company that was denominated in RMB but converted from foreign currency. The use of such registered capital may not be changed without SAFE’s approval, and may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 may result in severe penalties, including significant fines. As a result, Circular 142 may significantly limit our ability to invest in or acquire other PRC companies using the RMB-denominated capital of our PRC subsidiaries.

We recorded in 2008 a $4.6 million non-cash impairment charge to net income, and may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

Our short-term investment policy and strategy attempt primarily to preserve capital and meet our liquidity requirements. Our marketable securities are classified as available-for-sale securities in short-term investments and are reported at fair value with net unrealized losses recognized as accumulated other comprehensive income in stockholders’ equity, unless there is a decline in fair value below cost that we consider to be other than temporary, in which case the amount of the decline would be recognized as a loss and reflected in our income statement. As of December 31, 2008, we recognized a $4.6 million non-cash impairment charge to net income related to our short-term investments in certain stock funds. We review our short-term investments to determine whether any differences between cost and fair value are other-than-temporary impairment in accordance with authoritative accounting guidance. In addition, as of December 31, 2008, we also recognized a $2.0 million impairment on long-term investments, representing the decline in fair value of our 5% equity stake in Hinge

Software Company Limited, a Shanghai-based provider of business intelligence software solutions. We review long-term investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may no longer be recoverable.

The losses incurred on these short-term and long-term investments primarily related to changes in general global market conditions. If factors arise that would require us to account for additional declines as other than temporary or if we are unable to hold investments until the carrying value of such investments is recovered, we may need to recognize such declines as additional realized losses with a charge to income, which could have a material adverse effect on our financial condition and operating results.

We may be subject to fines and legal sanctions if we or our employees who are PRC citizens fail to comply with recent PRC regulations relating to employee stock options granted by overseas listed companies to PRC citizens.

In March 2007, SAFE issued the Application Procedure for Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plans or Stock Option Plans of Overseas Listed Companies, also known as “Circular 78.” Under Circular 78, PRC individuals who participate in an employee stock option holding plan or a stock option plan of an overseas listed company are required, through a PRC domestic agent or PRC subsidiary of the overseas listed company, to register with SAFE and complete certain other procedures. We and our Chinese employees who have been granted restricted stock or stock options pursuant to our stock incentive plans are subject to Circular 78 because we are an overseas listed company. However, in practice, significant uncertainties exist with respect to the interpretation and implementation of Circular 78. We intend to submit the application for registration of our employee stock incentive plan as soon as possible. We or our Chinese employees may not be able to comply with, qualify under, or obtain any registration required by Circular 78. If we or our Chinese employees fail to comply with the provisions of Circular 78, we or they may be subject to fines and legal sanctions imposed by SAFE or other PRC governmental authorities, which could result in a material and adverse effect to our business operations and employee stock incentive plans.

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

Our business could suffer if our executives and directors compete against us and our non-competition agreements with them cannot be enforced.

If any of our management or key personnel joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key professionals and staff members. Each of our directors and executive officers has entered into employment agreements and confidentiality and non-competition agreements with us. However, if any dispute arises between our directors and officers and us, the non-competition provisions contained in their confidentiality and non-competition agreements may not be enforceable, especially in China, where most of these executive officers and key employees reside, on the ground that we have not provided adequate compensation to these executive officers for their non-competition obligations, which is required under the relevant PRC regulations.

We may be unable to effectively execute projects, maintain, expand or renew existing customer engagements and acquire new customers if we fail to attract, train, motivate and retain quality employees who can effectively perform the services offered by us.

We depend on highly skilled employees, such as engineers, to effectively develop and deliver our solutions and services. The growth of our business could be limited by our ability to attract, train, motivate and retain these individuals. The market for qualified and experienced engineers throughout China is highly competitive, particularly in the areas of software programming and system engineering. We may be unable to retain our current workforce or hire additional personnel as planned. The quality of research and development and our services requires that our engineers not only be conversant in software but also that they possess extensive industry knowledge and expertise. If we cannot hire a sufficient number of quality employees, or fail to provide appropriate training, career opportunities and otherwise motivate and retain our employees, or if our employees fail to acquire the appropriate industry knowledge and expertise or adapt quickly to changing industry and technological trends, we may not be able to execute our strategies and our business and prospects could suffer.

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

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered several marks and filed many other trademark applications in the U.S., China, and Hong Kong. We have also registered copyrights in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere, including in the U.S. We have been granted numerous patents and have filed many other patent applications in China for hardware and software products used or developed in our business, although we have not applied for patent protection elsewhere, including in the U.S. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general, and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

Policing unauthorized use of our licensed technology is difficult and the steps we take may not prevent misappropriation or infringement of our proprietary technology. In addition, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources.

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

We currently license technology from third parties and intend to do so increasingly in the future as we introduce services that require new technology. These technology licenses may not be available to us on commercially reasonable terms, if at all. Our inability to obtain any of these licenses could delay or compromise our ability to introduce new services. In addition, we may or may allegedly breach the technology rights of others and incur legal expenses and damages, which could be substantial.

Our computer networks may be vulnerable to security risks that could disrupt our services and adversely affect our results of operations.

Our computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems caused by unauthorized access to, or improper use of, systems by third parties or employees. A hacker who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Computer attacks or disruptions may jeopardize the security of information stored in and transmitted through computer systems of our customers. Actual or perceived concerns that our systems may be vulnerable to such attacks or disruptions may deter telecommunications carriers and consumers from using our solutions or services. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches, which could adversely affect our results of operations.

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

In July 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies, including the U.S. dollar. This change in policy has resulted in approximately 17% appreciation of the RMB against the U.S. dollar. The PRC government may decide to adopt an even more flexible currency policy in the future, which could result in further and more significant appreciation of the RMB against the U.S. dollar.

A majority of our revenues and expenses relating to hardware, software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

We use U.S. dollars as our reporting and functional currency. The financial records of our Chinese subsidiaries are maintained in RMB, their functional currency. Their assets and liabilities are translated into U.S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rates might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $0.1 million, $6.5 million and $7.0 million in other comprehensive income (loss) in 2009, 2008 and 2007, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

We operate in a highly competitive environment, both in the telecommunications software market and in the market for IT security services and solutions. In the telecommunications software market, our competitors include multinational and local companies such as Amdocs, Digital China, Huawei, and Neusoft. In addition, Linkage Technologies, which we have agreed to acquire pursuant to the Combination Agreement, historically has been our competitor in the telecommunications software market. In the IT security services and solutions market, our competitors include local companies such as Topsec and international companies such as Cisco.

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

In the past, periods of volatility in the market price of a particular company’s securities have often been followed by the institution of securities class action litigation against that company. Many companies in our industry have been subject to this type of litigation in the past. Moreover, we are currently involved in a securities class action litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March 2000, as well as litigation alleging short-swing trading by the underwriters of our initial public offering. Although we cannot guarantee the outcome of these proceedings, we believe the final result of these actions will have no material effect on our consolidated financial condition, results of operations or cash flows. However, litigation is often expensive and diverts management’s attention and resources, and could materially and adversely affect our business.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of December 31, 2009, 47,115,821 shares of our common stock were outstanding, and there were approximately 2,247,818 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. In addition, if the Combination is completed, we will issue 26,832,731 shares of our common stock to Linkage Cayman to be distributed to its existing shareholders. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2012; Class II, whose term will expire at the annual meeting of stockholders to be held in 2010; and Class III, whose term will expire at the annual meeting of stockholders to be held in 2011. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

We have entered into change of control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of a covered termination which occurs within one year after a change of control, including payment of one year of base salary and bonus, immediate vesting of 50% of any outstanding unvested stock options held by the executive officer and the provision of medical benefits and housing allowance. If a change of control occurs, and regardless of whether a covered termination takes place, the executive officers may be entitled to accelerated vesting of 50% of any outstanding unvested stock options held by the executive officer. The potential obligations to pay executive officers such severance amounts may discourage a potential acquirer from effecting a change of control.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Since we are a Delaware corporation and a public company in the United States, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with our company, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in China. Our employees or other agents may engage in such conduct for which we might be held responsible.

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

We are subject to the Sarbanes-Oxley Act of 2002, or the Act. Among other things, the Act imposes corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and sets stiff penalties for securities fraud. The Act and the related rules and regulations have increased the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our directors, chief executive officer, and chief financial officer. Any such liabilities may adversely affect our reputation, our business, or our ability to meet listing criteria.

Section 404 of the Act requires our management and our independent registered public accounting firm to assess our internal controls over financial reporting on an annual basis. During the course of this evaluation, documentation and attestation, we may identify deficiencies that we may not be able to remedy. If we fail to maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls, on an ongoing basis, over financial reporting in accordance with the Act. Moreover, effective internal controls over financial reporting, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent or detect fraud. Any failure to maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

We are exposed to certain tax risks in China under the new Enterprise Income Tax Law of the PRC, or the EIT Law.

The EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including foreign invested enterprises, or FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income. Certain of our subsidiaries in China will continue to enjoy preferential tax rates as they have been qualified as key software enterprises or High and New Technology Enterprises, or HNTE, under the new EIT Law.

Dividends payable by us to our non-PRC stockholders, and gains on the sales of our common stock, may be subject to withholding taxes under PRC tax laws, which may negatively impact the value of your investment.

The prevailing PRC tax law and regulations provide that a 10% withholding tax will normally be applicable on dividends payable to non-PRC stockholders which are derived from sources within the PRC, unless otherwise exempted or reduced by tax treaties or similar arrangements. Any gains realized on the transfer of shares by such stockholders may also be subject to a 10% withholding tax if such gains are regarded as income derived from sources within the PRC. The dividends we pay with respect to our common stock, or the gain our non-PRC stockholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. However, ambiguities exist in the prevailing PRC tax legislations with respect to the interpretation and identification of PRC-sourced income, as well as how to tax the gain realized from the transfer of common stock on a foreign stock exchange. If we are required under the prevailing PRC tax law and regulations to withhold PRC income tax on dividends payable to our non-PRC stockholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their shares of common stock, the value of your investment may be negatively affected.

We may undertake acquisitions, investments, joint ventures or other strategic alliances, which could have a material adverse effect on our ability to manage our business. In addition, such undertakings may not be successful.

Our strategy includes plans to grow both organically and through acquisitions, participation in joint ventures or other strategic alliances. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. We may not be able, however, to identify suitable future acquisition candidates or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, we may not be able to implement our strategies effectively or efficiently.

In addition, our ability to successfully integrate acquired companies and their operations may be adversely affected by a number of factors. These factors include:

•	diversion of management’s attention;

•	difficulties in retaining customers of the acquired companies;

•	difficulties in retaining personnel of the acquired companies;

•	entry into unfamiliar markets;

•	unanticipated problems or legal liabilities; and

•	tax and accounting issues.

If we fail to integrate acquired companies efficiently, our earnings, revenues growth and business could be negatively affected. Furthermore, the acquired companies may not perform to our expectations for various reasons, including legislative or regulatory changes that affect the products or services in which the acquired companies specialize, and the loss of key customers and personnel. If we are not able to realize the benefits envisioned for such acquisitions, joint ventures or other strategic alliances, our overall profitability and growth plans may be adversely affected.

Asset impairment reviews may result in future write-downs.

Our accounting policies require us, among other things, to conduct annual reviews of goodwill, and to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets.

Uncertainty about the completion of the Combination with Linkage Technologies and diversion of management attention before the completion of the Combination could harm us, whether or not the Combination is completed.

On December 4, 2009, we executed the Combination Agreement to combine our business with the business of Linkage Cayman through our acquisition of 100% of the outstanding share capital of Linkage Technologies. In response to the announcement of the Combination, our existing or prospective customers may delay or defer their purchasing or other decisions concerning us, or they may seek to change their existing business relationship. In addition, as a result of the announcement, current and prospective employees could experience uncertainty about their future with the combined company, and we could lose key employees as a result. In addition to retention, these uncertainties may also impair our ability to recruit or motivate key personnel. Completing the Combination will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the Combination with Linkage Technologies could adversely affect our stock price and our future business and financial results.

Completion of the Combination is conditioned upon, among other things, the receipt of any required regulatory approvals and approval by our stockholders. The parties may not receive the necessary approvals or satisfy the other conditions to the completion of the Combination. Failure to complete the proposed Combination would prevent us from realizing the anticipated benefits of the Combination. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the Combination will occur. Consequently, the completion of, or failure to complete, the Combination could result in a significant change in the market price of our common stock.

Any delay in completion of the Combination with Linkage Technologies may significantly reduce the benefits expected to be obtained from the Combination.

In addition to any required regulatory approvals, the Combination is subject to a number of other conditions beyond the control of us and Linkage Cayman that may prevent, delay or otherwise materially adversely affect completion of the Combination. These conditions may not be satisfied on a timely basis, if at all. Further, obtaining any required clearances or approvals could delay the completion of the Combination for a significant period of time or prevent it from occurring. Any delay in completing the Combination may significantly reduce the benefits that we expect to achieve if we successfully complete the Combination with Linkage Technologies within the expected timeframe and integrate the business of Linkage Technologies with our business.

Integrating the combined company will divert management’s attention and resources, and the anticipated benefits of the Combination with Linkage Technologies, including anticipated cost savings, may not be realized fully or at all or may take longer to realize than expected.

The Combination involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. We will be required to devote significant management attention and resources to integrating the two companies. In the process of integration, the combined company may face difficulties in retaining customers and personnel. If we fail to successfully integrate Linkage Technologies, its revenues growth and business could be negatively affected.

Moreover, even if we are able to integrate Linkage Technologies’ business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration. Moreover, these benefits may not be achieved within a reasonable period of time, if at all.

Additionally, as a condition to their approval of the Combination, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If we and Linkage Cayman were to agree to these requirements, limitations, costs, divestitures or restrictions, the ability to realize the anticipated benefits of the Combination may be impaired.

ITEM 1B.	Unresolved Staff Comments

We did not receive any material comments from the SEC staff more than 180 days before the end of 2009 regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2.	Properties

Our principal development facilities and administrative offices currently occupy approximately 12,096 square meters in a building located in the Beijing Zhongguancun Science Park. Each of our subsidiaries and VIEs generally entered into separate leases at this location, but on substantially the same terms. Most of the current leases for this facility expire in December 2012. We also have regional branches in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Xi’an and Fuzhou, as well as a regional office in Santa Clara, California.

In China, all land is owned by the government of China, its agencies and its collectives, which grant land use rights for periods ranging from 50 to 70 years that are typically renewable. To obtain land use rights, various steps may be involved to develop the land or obtain related government approvals. We have commenced the process to obtain land use rights for 11,332 square meters of land in Beijing, on which we plan to construct a building of approximately 20,965 square meters for use as our new corporate headquarters. In October 2009, we entered into an agreement with Zhongguancun Software Park Development Co., Ltd., or ZSPD, pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10.8 million. In connection with the agreement, we will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of December 31, 2009, we had paid approximately $9.7 million pursuant to the agreement with ZSPD, with the remaining amount payable in April 2010 or when the land development is complete, whichever is earlier.

ITEM 3.	Legal Proceedings

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

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Several objectors filed timely appeals and those appeals remain pending. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington

against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Briefing with respect to these appeals concluded in November 2009.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended December 31, 2009, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The Nasdaq Global Market under the symbol “ASIA” since our initial public offering in March 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on The Nasdaq Global Market.

	High	Low
2009:
Fourth Quarter	32.40	18.00
Third Quarter	21.20	15.30
Second Quarter	22.09	14.67
First Quarter	17.52	8.61

2008:
Fourth Quarter	13.21	6.74
Third Quarter	14.72	7.92
Second Quarter	14.93	10.71
First Quarter	12.27	7.21

As of March 3, 2010, we had approximately 88 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our available funds for use in the operation and expansion of our business. Any future determination as to the payment of cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors considers to be relevant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the common stock that may be issued under our existing equity compensation plans. Further information concerning our existing equity compensation plans is available in the section entitled “Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed with the SEC.

Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding units		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,247,818	(1)	$11.51	(2)	956,954	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,247,818	(1)	$11.51	(2)	956,954	(3)

(1)	Includes 1,064,605 of shares issuable upon exercise of outstanding stock options; 101,800 of shares issuable upon vesting of outstanding restricted stock units; and 1,081,413 of shares issuable under outstanding performance stock units.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units or the shares issuable under outstanding performance stock units, both of which have no exercise price.

(3)	Options and other awards that are outstanding under our existing stock option plans will become available for re-grant under our 2008 Stock Incentive Plan if those awards are forfeited or cancelled prior to vesting, exercise or expiration.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our common stock, the Standard & Poor’s 500 Information Technology Sector Index, or the S&P 500 Information Technology, and the Nasdaq Stock Market Index for U.S. and foreign companies, or the Nasdaq U.S. & Foreign Index. The graph assumes the investment of $100 on December 31, 2004 in our common stock, the S&P 500 Information Technology and the Nasdaq U.S. & Foreign Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2004 was the closing sales price of $5.96 per share.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act or the Exchange Act.

	December 2004	December 2005	December 2006	December 2007	December 2008	December 2009
AsiaInfo Holdings, Inc.	100.00	66.78	128.86	184.56	198.66	510.91
Nasdaq U.S. & Foreign Index	100.00	101.33	114.01	123.71	73.11	105.61
S&P 500 Information Technology	100.00	100.99	109.49	127.35	72.41	117.11

Issuer Purchases of Equity Securities

We did not repurchase any shares during our 2009 fiscal year.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Notes 4 and 27 of the notes to consolidated financial statements for detailed information regarding discontinued operations and noncontrolling interest, respectively.

	Years Ended December 31,
	2009	2008	2007(1)	2006(2)	2005
	(Amounts in thousands of U.S. dollars except share and per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$249,339	$175,543	$132,761	$109,583	$90,284
Total cost of revenues	114,354	86,730	69,705	65,387	53,705
Gross profit	134,985	88,813	63,056	44,196	36,579
Total operating expenses	97,861	69,521	52,983	42,327	63,720
Income (loss) from continuing operations	35,430	17,795	20,334	4,996	(23,806)
Income (loss) on discontinued operations, net of taxes	—	980	3,293	835	(13,363)
Net income (loss)	35,430	18,775	23,627	5,831	(37,169)
Less: net loss attributable to noncontrolling interest(3)	(429)	(15)	—	—	—
Net income (loss) attributable to AsiaInfo Holdings, Inc.	35,859	18,790	23,627	5,831	(37,169)
Earnings per share:
Net income (loss) from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.79	$0.40	$0.47	$0.11	$(0.53)
Diluted	$0.77	$0.38	$0.45	$0.11	$(0.53)
Net income (loss) from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$—	$0.02	$0.07	$0.02	$(0.30)
Diluted	$—	$0.02	$0.07	$0.02	$(0.30)
Net income (loss) attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.79	$0.42	$0.54	$0.13	$(0.83)
Diluted	$0.77	$0.40	$0.52	$0.13	$(0.83)

	As of December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands of U.S. dollars)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$238,553	$172,119	$148,834	$104,575	$92,176
Total assets	481,777	323,154	308,469	244,162	228,226
Total equity	276,669	208,460	207,788	162,461	167,624

(1)	We adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

(2)	We adopted authoritative guidance regarding share-based compensation on January 1, 2006, prospectively.

(3)	We adopted authoritative guidance regarding accounting for noncontrolling interests in consolidated financial statements on January 1, 2009, retrospectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers and their provincial subsidiaries, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from such customers in recent periods.

	Year Ended December 31,
	2009		2008		2007
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$149,661	60%	$105,895	60%	$76,986	58%
China Telecom	19,599	8	12,033	7	6,835	5
China Unicom	44,733	18	15,924	9	16,434	12
China Netcom*	—	—	13,916	8	12,731	10
Total	$213,993	86%	$147,768	84%	$112,986	85%

*	On October 15, 2008, China Netcom merged with China Unicom.

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

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 24 of the notes to consolidated financial statements included in this report for detailed information regarding our segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue consists of fees received from customers for licenses or sublicenses to use our software products or third party software products in perpetuity, typically up to a specified maximum number of users, and services provided in relation with software installation, customization, training and other services. In most cases where a customer is required to purchase additional licenses from us because the number of users exceeds the number of licensed users, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software products and solutions revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and revenues for network planning, design, systems integration and training services.

In addition, we generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile. We refer to this arrangement below as the “IBM Arrangement.” The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, when determining whether we would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customer, China Mobile, pays us, and (5) we do not have the right to select suppliers.

Third party hardware revenue. Other than the IBM Arrangement, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in FASB guidance. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

Net revenue. Although we report our revenue on a gross basis, inclusive of hardware acquisition costs, we manage our business internally based on revenues net of hardware costs, or net revenues, a non-GAAP measure. We believe this approach is consistent with our strategy of providing our customers with high value IT professional services and, where efficient, outsourcing lower-end services such as hardware acquisition and installation. This strategy may result in lower growth rates for total revenue as against prior periods, but will not adversely impact revenue net of hardware costs. The following table shows our revenue breakdown on this basis and reconciles our net revenues to total revenues:

	Years Ended December 31,
	2009			2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
	(amounts in thousands of US$)
Revenues net of hardware
Software products and solutions revenue	$179,177	$31,968	$211,145	$116,258	$23,929	$140,187	$80,447	$17,169	$97,616
Service revenue	21,704	459	22,163	16,834	639	17,473	15,495	661	16,156
Third party hardware revenue net of hardware costs	644	189	833	690	492	1,182	900	49	949

Total revenues net of hardware costs	201,525	32,616	234,141	133,782	25,060	158,842	96,842	17,879	114,721
Total hardware costs	12,231	2,967	15,198	13,099	3,602	16,701	17,098	942	18,040

Total revenues	$213,756	$35,583	$249,339	$146,881	$28,662	$175,543	$113,940	$18,821	$132,761

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. Prior to the enactment of the EIT Law, which became effective from January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 2009, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2009. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for AICD. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 2009 and 15% for 2010. Lenovo Security was subject to an applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009. If Lenovo Security continues to maintain its HNTE status in 2010, then it will remain subject to an applicable tax rate of 7.5% in 2010.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until the end of 2010. The benefit of the rebate of value-added tax is included in software revenue. Historically, the value-added tax refund is not taxable for income tax purpose as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain nontaxable when the refund is used for expenses or purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the value-added tax refund as a taxable item for income tax purposes going forward.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in anticipation of increases in value of the RMB. We did not engage in any significant foreign exchange transactions in 2009.

Pursuant to the rate of exchange quoted by People’s Bank of China, as of December 31, 2009 the exchange rate between the RMB and the U.S. dollar decreased 0.09% to U.S.$1.00 = RMB6.8282, compared to the rate of U.S.$1.00 = RMB6.8346 as of December 31, 2008.

Critical Accounting Policies

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventories, short-term investments, long-term investments, long-lived assets, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognizes cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. We generally bifurcate the third-party hardware from our development services and recognize the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by US GAAP.

The information security products sold by our Lenovo-AsiaInfo division are accounted for under US GAAP accounting guidance regarding software revenue recognition for products with multiple deliverables. The related software contained in our information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

For contracts entered into before December 31, 2008, we recognized the total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms were one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. We accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, we extended PCS services to include unspecified upgrades or enhancements. In addition, we have established vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is now recognized upon delivery and the PCS services revenue is deferred and recognized ratably over the PCS services period.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when delivered if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

We generate service revenues through the IBM Arrangement. The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customer, China Mobile, pays us, and (5) we do not have the right to select suppliers.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits. Amounts recognized reflect statutory tax rates applicable to future years.

Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. We believe we and our subsidiaries registered outside the PRC are not resident enterprises under the EIT law.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in 2009.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment.

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Total revenues increased 42% to $249.3 million in 2009, from $175.5 million in 2008. Revenue from software products and solutions was $211.1 million, representing a 50.6% increase from $140.2 million in 2008. The increases were primarily driven by our ability to capitalize on the Chinese telecom sector’s 3G rollout and subsequent demand for best-of-class IT solutions and services. Service revenue was $22.2 million, representing a 26.8% increase from $17.5 million in 2008. Revenue from third party hardware was $16.0 million, representing a decrease of 10.4% from $17.9 million in 2008. Third party hardware revenue has been generally decreasing as we focus on our core business of telecommunications software solutions, which generates higher gross profit margins compared to hardware sales. However, from time to time we offer third-party hardware as a part of total solutions in response to customer requests.

Our revenue from telecommunications software products and solutions provided by AsiaInfo Technologies grew by 54.1% to $179.2 million from $116.3 million in 2008. The increase primarily reflects the steady demand from all three major telecom carriers as well as the steady inflow of contract tenders to upgrade and maintain existing installations. Telecommunications-related service revenue increased 28.9% from $16.8 million in 2008 to $21.7 million in 2009. Third party hardware revenue from AsiaInfo Technologies decreased 6.6% to $12.9 million in 2009 from $13.8 million in 2008.

Lenovo-AsiaInfo generated total revenue of $35.6 million in 2009, an increase of 24.1% from $28.7 million in 2008. The increase was mainly due to a high-margin contract signed with a government agency. Lenovo-AsiaInfo accounted for approximately 14.3% of our total revenue in 2009, compared to 16.3% in 2008. Software solutions revenue of the division increased 33.6% to $32.0 million in 2009, from $23.9 million in 2008.

Cost of revenues. Our total cost of revenues was $114.4 million in 2009, representing a 31.9% increase from $86.7 million in 2008, primarily due to the increased sales of software and services provided to meet increased demand.

Gross profit. Gross profit for our telecommunications business division increased 56.9% in 2009 to $113.3 million primarily as a result of revenue growth of $62.9 million, or 54.1%, in relatively high-margin software solutions and a decrease of $0.9 million, or 6.6%, in relatively low-margin third party hardware sales in 2009. Gross profit for our Lenovo-AsiaInfo division increased 30.7% to $21.7 million reflecting the improved operation of that division. Our 2009 gross margin was 54.1% as compared to 50.6% in 2008.

Operating expenses. Total operating expenses increased 40.8% to $97.9 million in 2009, from $69.5 million in 2008. The increase in operating expenses was primarily driven by our efforts to expand our customer base and open new market opportunities through continual investment in research and development and sales and marketing initiatives.

Sales and marketing expenses increased 21.9% to $44.2 million in 2009, from $36.2 million in 2008, mainly due to higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 47.0%, to $15.6 million in 2009, from $10.6 million in 2008. The increase was largely the result of increases in share-based compensation related to the performance stock unit awards granted to key employees on March 16, 2009 and non-recurring expenses of $2.1 million related to our proposed acquisition of Linkage Technologies.

Research and development expenses increased 73.8% to $39.4 million in 2009, as compared to $22.7 million in 2008, mainly reflecting the emphasis we place on the research and development of products and solutions in order to strengthen our competitiveness, including several achievements in the development of NGBOSS, BI systems, and cloud computing during 2009.

Income from operations. Income from operations increased to $37.1 million in 2009 from $19.3 million in 2008, reflecting our increased sales and our continued efforts to improve operational efficiency. Operating margin was 14.9% in 2009, as compared to 11.0% in 2008.

Income tax expense. Income tax expense in 2009 was $5.3 million as compared to $4.3 million in 2008. Our effective tax rate was 13% for 2009 as compared to 19% for 2008. The new EIT Law took effect on January 1, 2008, which unified the previous two separate tax regimes for domestic enterprises and FIEs in China. During the fourth quarter of 2008, three of our subsidiaries received an HNTE qualification and their tax rates are now at 15% or lower. Therefore, these entities’ deferred taxes are now tax effected at 15% or lower rather than 25%.

Income from continuing operations. Net income from continuing operations was $35.4 million or $0.79 per basic share in 2009, as compared to $17.8 million or $0.40 per basic share in 2008. In the fourth quarter 2008, we recognized a non-cash impairment charge to earnings of $6.6 million, or $0.15 per basic share, which included a $4.6 million impairment on our short-term investments in stock funds and a $2.0 million impairment on a long-term investment, representing the decline in fair value of our five percent equity stake in Hinge Software Company Limited.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications and IT security business lines, we discontinued certain non-core businesses during the past several years. In January 2007, we sold certain assets and liabilities constituting our financial services IT solutions business, which was grouped under our Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems, a U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3.6 million. In March 2008, we received part of a contingent payment from Fidelity and recognized the amount of $1.0 million as gain on sale of discontinued operations.

Net income attributable to AsiaInfo Holdings, Inc. In 2009, we recorded net income attributable to AsiaInfo Holdings, Inc. of $35.9 million, compared to $18.8 million in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Total revenues increased 32.2% to $175.5 million in 2008, from $132.8 million in 2007. Revenue from software products and solutions was $140.2 million, representing a 43.6% increase from $97.6 million in 2007. The increases were primarily driven by a strong uptake for our comprehensive product portfolio of telecom software solutions as well as improving performance in our Lenovo-AsiaInfo business unit. Service revenue was $17.5 million, representing an 8.2% increase from $16.2 million in 2007. Revenue from third party hardware was $17.9 million, representing a decrease of 5.8% from $18.9 million in 2007. Third party hardware revenue has been generally decreasing as we focus on our core business of telecommunications software solutions, which generates higher gross profit margins compared to hardware sales. However, from time to time we offer third-party hardware as a part of total solutions in response to customer requests.

Our revenue from telecommunications software products and solutions provided by AsiaInfo Technologies grew by 44.5% to $116.3 million from $80.4 million in 2007. The increase in revenue reflects strong uptake for our software and service solutions among all three major telecom customers as well as increased revenues derived from business consulting service initiatives, such as providing data analysis expertise and helping existing customers to run their sales and marketing campaigns more effectively. Telecommunications-related third party hardware decreased 23.4% to $13.8 million in 2008 from $18.0 million in 2007.

Lenovo-AsiaInfo generated total revenue of $28.7 million in 2008, an increase of 52.3% from $18.8 million in 2007, reflecting a concerted effort to improve operations in this division, as well as increasing market penetration for Lenovo-AsiaInfo’s products among large government agencies in China. Lenovo-AsiaInfo accounted for approximately 16.3% of our total revenue in 2008, compared to 14% in 2007. Software solutions revenue of the division increased 39.4% to $23.9 million in 2008, from $17.2 million in 2007. Lenovo-AsiaInfo’s third party hardware revenue increased 313% to $4.1 million, which was due primarily to a contract we signed with a U.S. company to re-sell its IT security products in China. Service revenue was flat as compared to 2007.

Cost of revenues. Our total cost of revenues was $86.7 million in 2008, representing a 24.4% increase from $69.7 million in 2007, primarily due to the increased sales of software and services provided to meet increased demand.

Gross profit. Gross profit for our telecommunications business division increased 38.9% in 2008 to $72.2 million primarily as a result of revenue growth of $35.8 million, or 44.5%, in relatively high-margin software solutions and a decrease of $4.2 million, or 23.4%, in relatively low-margin third party hardware sales in 2008. Gross profit for our Lenovo-AsiaInfo division increased 49.7% to $16.6 million reflecting the improved operation of that division. Our 2008 gross margin was 50.6% as compared to 47.5% in 2007.

Operating expenses. Total operating expenses increased 31.2% to $69.5 million in 2008, from $53.0 million in 2007. The increase in operating expenses was primarily driven by our efforts to expand our customer base and open new market opportunities through continual investment in research and development and sales and marketing initiatives.

Sales and marketing expenses increased 31.8% to $36.2 million in 2008, from $27.5 million in 2007, mainly due to higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 34.2%, to $10.6 million in 2008, from $7.9 million in 2007. The increase was mainly due to non-recurring professional fees incurred in the fourth quarter of 2008 as well as the reversal of bad debt provisions in the fourth quarter of 2007.

Research and development expenses increased 29% to $22.7 million in 2008, as compared to $17.6 million in 2007, mainly reflecting an increase in headcount in line with our strategy of continuing to invest in research and development of world-class products to take advantage of current and future market opportunities in China.

Income from operations. Income from operations increased to $19.3 million in 2008 from $12.8 million in 2007, reflecting our increased sales and our continued efforts to improve operational efficiency. Operating margin was 11.0% in 2008, as compared to 9.6% in 2007. Income from operations in 2007 included a one-time gain on settlement of escrow of $2.7 million.

Income tax expense. Income tax expense in 2008 was $4.3 million as compared to $1.9 million in 2007. Our effective tax rate was 19% for 2008 as compared to 9% for 2007. At year end 2007, the Chinese tax authorities had not yet issued detailed regulations on the applicable requirements and procedures for the application of preferential tax treatment for HNTEs, which most of our subsidiaries would eventually qualify as. As a result, we were required under applicable accounting standards to report our deferred tax assets as of

December 31, 2007 at the then new statutory income tax rate of 25%, with a few exceptions where certain of our PRC subsidiaries were still enjoying the lower rates under the transition rules. Such reporting method resulted in a deferred tax benefit of approximately $1.0 million for the fourth quarter of 2007, which in turn lowered our annual effective tax rate in 2007. The new EIT Law took effect on January 1, 2008, which unified the previous two separate tax regimes for domestic enterprises and FIEs in China. During the fourth quarter of 2008, three of our subsidiaries received an HNTE qualification and their tax rates are now at 15% or lower. Therefore, these entities’ deferred taxes are now tax effected at 15% rather than 25%, and as a result, caused a higher deferred tax expense, which is the main reason our effective tax rate is higher in year 2008.

Income from continuing operations. Net income from continuing operations was $17.8 million or $0.40 per basic share in 2008, as compared to $20.3 million or $0.47 per basic share in 2007. In the fourth quarter 2008, we recognized a non-cash impairment charge to earnings of $6.6 million, or $0.15 per basic share, which included a $4.6 million impairment on our short-term investments in stock funds and a $2.0 million impairment on a long-term investment, representing the decline in fair value of our five percent equity stake in Hinge Software Company Limited.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications and IT security business lines, we discontinued certain non-core businesses during the past several years. In January 2007, we sold certain assets and liabilities constituting our financial services IT solutions business, which was grouped under our Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems, a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3.6 million. In March 2008, we received part of a contingent payment from Fidelity and recognized the amount of $1.0 million as gain on sale of discontinued operations.

Net income attributable to AsiaInfo Holdings, Inc. In 2008, we recorded net income attributable to AsiaInfo Holdings, Inc. of $18.8 million, compared to $23.6 million in 2007.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the years ended December 31, 2009 and 2008. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Selected quarterly operations data
Total revenues	$76,262	$63,533	$58,568	$50,976	$53,684	$44,795	$42,058	$35,006
Total cost of revenues	32,268	28,840	29,786	23,460	24,947	21,609	23,008	17,166
Gross profit	43,994	34,693	28,782	27,516	28,737	23,186	19,050	17,840
Total operating expenses	29,674	24,496	22,373	21,318	20,977	17,893	15,489	15,162
Income from continuing operations	13,364	9,078	7,203	5,785	2,200	6,095	5,221	4,279
Income on discontinued operations, net of taxes	—	—	—	—	—	—	—	980
Net income	13,364	9,078	7,203	5,785	2,200	6,095	5,221	5,259
Less: net loss (income) attributable to noncontrolling interest	(435)	13	(2)	(5)	(11)	(4)	—	—
Net income attributable to AsiaInfo Holdings, Inc.	13,799	9,065	7,205	5,790	2,211	6,099	5,221	5,259
Earnings per share:
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.29	$0.20	$0.16	$0.13	$0.05	$0.13	$0.12	$0.10
Diluted	$0.29	$0.19	$0.16	$0.13	$0.05	$0.13	$0.11	$0.09
Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$—	$—	$—	$—	$—	$—	$—	$0.02
Diluted	$—	$—	$—	$—	$—	$—	$—	$0.02
Net income attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.29	$0.20	$0.16	$0.13	$0.05	$0.13	$0.12	$0.12
Diluted	$0.29	$0.19	$0.16	$0.13	$0.05	$0.13	$0.11	$0.11

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

On December 4, 2009, we executed the Combination Agreement to combine our business with the business of Linkage Cayman through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we expect to complete the Combination in April 2010. In consideration for such acquisition, we agreed to pay to Linkage Cayman $60 million in cash and to issue to Linkage Cayman 26,832,731 shares of our common stock. Completion of the Combination is conditioned upon, among other things, the receipt of any required regulatory approvals and certain approvals by our stockholders. If we complete the Combination, we expect to integrate our business with the business of Linkage Technologies following completion of the Combination. We expect to pay the cash consideration and the expenses associated with the Combination from our cash on hand and cash generated from operations. In addition, we expect that integrating Linkage Cayman’s business into ours will result in significant expenditures, including costs associated with restructuring and integration activities and, possibly, retention bonuses or other changes in employee compensation.

Our full year net cash provided by operating activities in 2009 was $52.4 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalents, restricted cash and short-term investment totalling $285.5 million as of December 31, 2009 as compared to $213.3 million as of December 31, 2008. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by the increase of accounts receivable, which amounted to $78.1 million, and prepaid land use rights in connection with the development of the land on which we plan to build our new corporate headquarters, which amounted to $9.7 million.

Our accounts receivable balance as of December 31, 2009 was $129.6 million, consisting of $57.4 million in billed receivables and $72.2 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Arrangement related accounts receivable balance as of December 31, 2009 was approximately $57.7 million. Our days sales outstanding as of December 31, 2009 was 90 days, as compared to 99 days at the end of the year 2008. When calculating our days sales outstanding, we use the net accounts receivable balance for the IBM Arrangement where we act as a sales agent and record revenue on a net basis.

Our inventory position at the end of the year of 2009 was $9.5 million, as compared to $12.3 million as of December 31, 2008.

Our accounts payable balance as of December 31, 2009 was $76.0 million, compared to $13.8 million as of December 31, 2008. As of December 31, 2009, our accounts payable balance related to our sales agency arrangement with IBM was approximately $62.1 million under which we are contractually obligated to pay our vendor only when the customer, China Mobile, pays us.

Our full year net cash used in investing activities was $6.2 million in 2009. This was primarily due to the proceeds of $22.9 million from our sales of short-term investments and a decrease in restricted cash of $7.0 million, and was partially offset by purchases of short-term investments amounting to $32.1 million, payment for the purchase of a business of $2.7 million, and purchase of property and equipment of $1.4 million.

Our full year net cash provided by financing activities was $20.1 million. This was primarily due to proceeds on exercise of stock options of $18.2 million.

As of December 31, 2009, we had total short-term credit facilities for working capital purposes totalling $32.0 million, expiring in December 2010. The credit facilities were secured by bank deposits of $5.0 million as of December 31, 2009. Credit facilities of $2.9 million were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2009, unused short-term credit facilities were $29.1 million. In addition, we had standby letters of credit and bank acceptance drafts as of December 31, 2009, which were collateralized by bank deposits of $0.54 million. Total bank deposits pledged as security for these credit facilities, standby letters of credit, and bank acceptance drafts totalled $5.5 million as of December 31, 2009 and were presented as restricted cash in our consolidated balance sheets.

We anticipate that our available funds and cash flows provided by operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2010. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of equity or debt securities, or through credit facilities extended by lending institutions.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as stockholders’ equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

As of December 31, 2009, we had short-term credit facilities for working capital purposes totalling $32.0 million, expiring in December 2010, of which $2.9 million had been used for issuing standby letters of credit and bank acceptance drafts to hardware suppliers and customers. Unused short-term credit facilities were $29.1 million.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2009:

	Payment due by period (amounts in thousands of US$)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	9,915	4,078	5,816	21	—
Capital commitment for obtaining land use right	1,078	1,078	—	—	—

Other long-term liabilities, such as unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historic trends to be used as a predictor for such payments.

Accounting Pronouncements

(1) Newly adopted accounting pronouncements—Effective January 1, 2009, we adopted an authoritative pronouncement issued by the FASB regarding noncontrolling interests in consolidated financial statements, which was retrospectively applied. The pronouncement requires noncontrolling interests to be separately presented as a component of stockholders’ equity in the unaudited condensed consolidated financial statements. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

Effective April 1, 2009, we adopted an authoritative pronouncement issued by the FASB regarding interim disclosures about fair value of financial instruments. The pronouncement requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. The pronouncement also requires those disclosures in summarized financial information at interim reporting periods. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

Effective April 1, 2009, we adopted an authoritative pronouncement issued by the FASB regarding recognition and presentation of other-than-temporary impairments. The pronouncement amends the other-than-temporary impairment pronouncement in US GAAP for debt securities to make the pronouncement more operational, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

Effective April 1, 2009, we adopted an authoritative pronouncement issued by the FASB regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The pronouncement provides clarification on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction that is not orderly. The pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under the then current market conditions. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

Effective April 1, 2009, we adopted an authoritative pronouncement issued by the FASB regarding subsequent events. The objective of the pronouncement is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

Effective July 1, 2009, we adopted the new Accounting Standards Codification, or the ASC, as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such pronouncements carry an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have any significant impact on our financial condition or results of operations.

(2) Recent accounting pronouncements not yet adopted—In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of this pronouncement to have a significant impact on our financial condition or results of operations.

In September 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

In September 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition for arrangements with multiple deliverables. The pronouncement addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The pronouncement provides that products containing both software and non-software components that function together to deliver the product’s essential functionality are excluded from the scope of current revenue recognition guidance for software products. The pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date, or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We do not expect the adoption of this pronouncement to have a significant impact on our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2009. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of December 31, 2009, approximately 62.7%, or $153.0 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 37.3%, or $91.1 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.8282. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5110, our net assets would potentially decrease by $18.2 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1454, our net assets would potentially increase by $22.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the fiscal year 2009.

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

Prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

We have audited the internal control over financial reporting of AsiaInfo Holdings, Inc., its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China

March 16, 2010

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class II Directors,” “Corporate Governance—Committees and Meetings Attendance,” “Management—Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

In 1999 we adopted a code of ethics, or the Code, which applies to all of our employees. In 2003, we conducted a thorough review and update of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Corporate Governance section of our website, which can be accessed at www.asiainfo.com. The contents of our website are not incorporated by reference into this report on Form 10-K.

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated by reference to the sections entitled “Executive Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” contained in our Proxy Statement.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Business Combination Agreement, by and among AsiaInfo Holdings, Inc., Linkage Technologies International Holdings Limited, certain shareholders of Linkage Technologies International Holdings Limited and Libin Sun as Shareholders’ Agent, dated December 4, 2009		8-K	2.1	001-15713	12/9/2009

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998		S-1	3.1	333-93199	12/21/1999

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999		S-1	3.3	333-93199	12/21/1999

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000		10-K	3.3	001-15713	3/16/2001

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001		10-K	3.4	001-15713	3/16/2001

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007		8-K	3.1	001-15713	4/25/2007

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock		S-1/A	4.1	333-93199	2/3/2000

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated December 1, 2008 (English Translation)		10-K	10.1	001-15713	3/5/2009

10.2	Acquisition Agreement by and between AsiaInfo Holdings, Inc. and Lenovo Group Limited dated July 27, 2004		10-Q	10.15	001-15713	8/9/2004

10.3	Supplement and Amendment No. 1 to Acquisition Agreement dated as of October 1, 2004		8-K	10.16	001-15713	10/25/2004

10.4	Trademark License Agreement by and between Lenovo (Beijing) Limited and Bonson Information Technology Limited dated October 19, 2004		10-Q	10.17	001-15713	11/9/2004

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.5	Patent, Copyright and Technology License Agreement by and between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004		10-Q	10.18	001-15713	11/9/2004

10.6	Patent Assignment Agreement by and between Lenovo (Beijing) Limited, Legend Holdings Limited, Bing Yu and Zheng Wang dated October 19, 2004		10-Q	10.19	001-15713	11/9/2004

10.7	Exclusive Business Cooperation Agreement by and between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004		10-Q	10.20	001-15713	11/9/2004

10.8	Share Pledge Agreement by and between Lenovo-AsiaInfo Technologies, Inc., Lenovo (Beijing) Limited and Lenovo Computer System and Technology Services Co., Ltd. dated October 19, 2004		10-Q	10.21	001-15713	11/9/2004

10.9	Share Pledge Agreement by and between Lenovo-AsiaInfo Technologies, Inc., Lenovo Manufacturing Limited and Lenovo Computer System and Technology Service Limited dated October 19, 2004		10-Q	10.22	001-15713	11/9/2004

10.10	Equity Transfer Arrangement Agreement by and between Lenovo-AsiaInfo Technologies, Inc., Lenovo Group Limited, Lenovo (Beijing) Limited, Lenovo Manufacturing Limited, Lenovo Computer System and Technology Service Limited and Bonson Information Technology Limited dated October 19, 2004		10-Q	10.23	001-15713	11/9/2004

10.11	Power of Attorney executed by Lenovo (Beijing) Limited dated October 19, 2004		10-Q	10.24	001-15713	11/9/2004

10.12	Power of Attorney executed by Lenovo Manufacturing Limited dated October 19, 2004		10-Q	10.25	001-15713	11/9/2004

10.13	Loan Agreement by and between Lenovo-AsiaInfo Technologies, Inc. and Legend Holdings Limited dated October 19, 2004		10-Q	10.26	001-15713	11/9/2004

10.14*	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005		8-K	10.1	001-15713	4/8/2005

10.15	Power of Attorney executed by Legend Holdings Limited dated December 2, 2004		10-Q	10.26	001-15713	5/10/2005

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16	Exclusive Business Cooperation Agreement by and between Lenovo-AsiaInfo Technologies, Inc. and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.27	001-15713	5/10/2005

10.17	Share Pledge Agreement by and between Lenovo-AsiaInfo Technologies, Inc., Lenovo Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.28	001-15713	5/10/2005

10.18	Equity Transfer Arrangement Agreement by and between Lenovo-AsiaInfo Technologies, Inc., Legend Holdings Limited and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.29	001-15713	5/10/2005

10.19	Loan Agreement by and between Lenovo-AsiaInfo Technologies, Inc. and Zheng Wang dated October 19, 2004		10-Q	10.31	001-15713	5/10/2005

10.20	Power of Attorney executed by Zheng Wang dated December 2, 2004		10-Q	10.33	001-15713	5/10/2005

10.21	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.34	001-15713	5/10/2005

10.22	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Zheng Wang and Lenovo Security Technologies (Beijing), Inc. dated December 2, 2004		10-Q	10.36	001-15713	5/10/2005

10.23	Frame Contract by and among James Ding, Lenovo-AsiaInfo Technologies, Inc., Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated June 2, 2006		10-Q	10.33	001-15713	8/9/2006

10.24	Equity Interest Transfer Agreement by and between James Ding and Jian Qi, dated June 2, 2006		10-Q	10.34	001-15713	8/9/2006

10.25	Exclusive Option Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006		10-Q	10.35	001-15713	8/9/2006

10.26	Share Pledge Agreement by and among Lenovo-AsiaInfo Technologies, Inc., Jian Qi and Lenovo Security Technologies (Beijing), Inc., dated June 2, 2006		10-Q	10.36	001-15713	8/9/2006

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.27	Loan Agreement by and between Lenovo-AsiaInfo Technologies, Inc. and Jian Qi, dated June 2, 2006		10-Q	10.37	001-15713	8/9/2006

10.28	Power of Attorney executed by Jian Qi, dated June 2, 2006		10-Q	10.38	001-15713	8/9/2006

10.29*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.7	001-15713	3/16/2005

10.30*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.8	001-15713	3/16/2005

10.31*	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)	X

10.32*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)	X

10.33*	Offer Letter with Wei Li dated January 19, 2009 (English Translation)		10-K	10.37	001-15713	3/5/2009

10.34*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.38	001-15713	3/5/2009

10.35*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.39	001-15713	3/5/2009

10.36*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.40	001-15713	3/5/2009

10.37*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.41	001-15713	3/5/2009

10.38*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.41	001-15713	1/30/2009

10.39*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.42	001-15713	1/30/2009

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.40*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.14	001-15713	5/10/2004

10.41*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.15	001-15713	5/10/2004

10.42*	Employment Contract by and between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.39	001-15713	5/8/2008

10.43*	Confidentiality and Non-Competition Agreement by and between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.40	001-15713	5/8/2008

10.44*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Jie Li dated June 10, 2009		10-Q	10.1	001-15713	08/07/2009

10.45*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Jie Li dated June 10, 2009		10-Q	10.2	001-15713	08/07/2009

10.46*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Jie Li, dated June 10, 2009 (English Translation)		10-Q	10.3	001-15713	08/07/2009

10.47*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jie Li, dated January 1, 2008 (English Translation)		10-Q	10.4	001-15713	08/07/2009

10.48*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated January 1, 2009		10-Q	10.1	001-15713	11/09/2009

10.49*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated February 1, 2009		10-Q	10.2	001-15713	11/09/2009

10.50*	AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, as amended through April 10, 2008		8-K	10.1	001-15713	4/10/2008

10.51*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10	001-15713	11/28/2006

10.52*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10.1	001-15713	3/16/2009

10.53	Form of Lock-Up Agreement		8-K	10.1	001-15713	12/9/2009

10.54	Voting Agreement by and among Linkage Technologies International Holdings Limited and Messrs. Edward Tian and James Ding dated December 4, 2009		8-K	10.2	001-15713	12/9/2009

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.55	Stockholders’ Agreement, by and among AsiaInfo Holdings, Inc., Mr. Edward Tian, Mr. Libin Sun and Linkage Technologies International Holdings Limited dated December 4, 2009		8-K	10.3	001-15713	12/9/2009

11.1	Statement regarding computation of per share earnings (included in Note 16 to the consolidated financial statements in this report)	X

21.1	Subsidiaries of AsiaInfo Holdings, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu, dated March 16, 2010	X

24.1	Power of Attorney (included on signature page to this report)	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 16, 2010	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

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

Signature	Title	Date
/S/ JAMES DING James Ding	Board Member and Chairman of the Board	March 16, 2010

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	March 16, 2010

/S/ WEI LI Wei Li	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 16, 2010

/S/ YUNGANG LU Yungang Lu	Board Member	March 16, 2010

/S/ DAVIN MACKENZIE Davin Mackenzie	Board Member	March 16, 2010

/S/ TAO LONG Tao Long	Board Member	March 16, 2010

/S/ TOM MANNING Tom Manning	Board Member	March 16, 2010

/S/ EDWARD TIAN Edward Tian	Board Member	March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also include the financial statement schedule listed in the Index at Schedule 1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo Holdings, Inc., its subsidiaries, and its variable interest entities at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China
March 16, 2010

ASIAINFO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Years Ended December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$238,553	$172,119
Restricted cash	5,540	12,510
Short-term investments—available for sale securities	27,674	28,633
Short-term investments—held to maturity securities	13,716	—
Accounts receivable (net of allowances of $2,619 and $2,605 as of December 31, 2009 and 2008, respectively)	129,646	52,011
Inventories, net	9,535	12,322
Other receivables	2,841	2,813
Deferred income tax assets—current	2,968	3,334
Prepaid expenses and other current assets	5,679	5,425

Total current assets	436,152	289,167

Long-term investments	4,696	4,696
Property and equipment, net	2,989	2,887
Other acquired intangible assets, net	3,818	3,008
Deferred income tax assets—non-current	2,161	2,671
Goodwill	22,262	20,725
Prepaid land use right	9,699	—

Total Assets	$481,777	$323,154

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$76,019	$13,835
Accrued expenses	21,793	14,235
Deferred revenue	45,547	44,414
Accrued employee benefits	39,403	27,570
Other payables	6,187	5,288
Income taxes payable	2,862	646
Other taxes payable	7,620	6,311
Deferred income tax liabilities	1,340	934

Total current liabilities	200,771	113,233

Unrecognized tax benefits	3,052	1,326
Other long term liabilities	163	135

Total liabilities	203,986	114,694

Redeemable noncontrolling interest	1,122	—
Equity:
AsiaInfo Holdings, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value, 50,115,821 and 46,466,170 shares issued as of December 31, 2009 and 2008, respectively; 47,115,821 and 43,466,170 shares outstanding as of December 31, 2009 and 2008, respectively)	501	464
Additional paid-in capital	244,838	215,948
Treasury stock, at cost (3,000,000 and 3,000,000 shares as of December 31, 2009 and 2008, respectively)	(27,749)	(27,749)
Retained earnings (accumulated deficit)	15,199	(15,566)
Statutory reserve	22,306	17,212
Accumulated other comprehensive income	20,212	18,093

Total AsiaInfo Holdings, Inc. stockholders’ equity	275,307	208,402

Noncontrolling interest	1,362	58

Total equity	276,669	208,460

Total Liabilities and Equity	$481,777	$323,154

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Software products and solutions	$211,145	$140,187	$97,616
Service	22,163	17,473	16,156
Third party hardware	16,031	17,883	18,989

Total revenues	249,339	175,543	132,761

Cost of revenues:
Software products and solutions	89,415	62,744	43,895
Service	9,741	7,285	7,770
Third party hardware	15,198	16,701	18,040

Total cost of revenues	114,354	86,730	69,705

Gross profit	134,985	88,813	63,056

Operating expenses:
Sales and marketing	44,169	36,220	27,482
General and administrative	15,588	10,606	7,903
Research and development	39,446	22,695	17,598
Government grant	(1,342)	—	—

Total operating expenses	97,861	69,521	52,983

Gain on settlement of escrow (Note 26)	—	—	2,734

Income from operations	37,124	19,292	12,807

Other income, net:
Interest income	2,215	4,670	4,705
Dividend income	178	545	4,187
Gain from sales of short-term investments	1,210	4,866	895
Impairment loss on short-term investments	—	(4,684)	(137)
Impairment loss on long-term investments	—	(2,042)	—
Other expenses, net	(36)	(559)	(216)

Total other income, net	3,567	2,796	9,434

Income before provisions for income taxes and discontinued operations	40,691	22,088	22,241

Provision for income taxes	5,261	4,293	1,907

Income from continuing operations	35,430	17,795	20,334

Discontinued operations:
Loss from operations of discontinued operations	—	—	(91)
Gain on sales of discontinued operations	—	1,306	3,384
Provision for income taxes	—	(326)	—

Income from discontinued operations, net of taxes	—	980	3,293
Net income	35,430	18,775	23,627

Less: Net loss attributable to the noncontrolling interest	(429)	(15)	—

Net income attributable to AsiaInfo Holdings, Inc.	$35,859	$18,790	$23,627

Earnings per share:
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.79	$0.40	$0.47

Diluted	$0.77	$0.38	$0.45

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholder:
Basic	$—	$0.02	$0.07

Diluted	$—	$0.02	$0.07

Net income attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.79	$0.42	$0.54

Diluted	$0.77	$0.40	$0.52

Weighted average shares used in computation:
Basic	45,182,831	44,828,915	43,644,845

Diluted	46,386,278	46,675,694	45,354,344

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo Holdings, Inc. Stockholders							Noncontrolling Interest	Total	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at January 1, 2007	43,076,034	$431	$195,881	$—	$(51,372)	$10,816	$6,705	$—	$162,461
Cumulative effect of unrecognized tax benefit on adoption of accounting guidance regarding uncertainty in income taxes	—	—	—	—	(213)	—	—	—	(213)
Net income	—	—	—	—	23,627	—	—	—	23,627	$23,627
Statutory reserve	—	—	—	—	(3,058)	3,058	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,985	—	6,985	6,985
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $94	—	—	—	—	—	—	(801)	—	(801)	(801)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $(2,697)	—	—	—	—	—	—	5,544	—	5,544	5,544
Transfer to income statement of other-than-temporary impairment:	—	—	—	—	—	—	137	—	137	137

Comprehensive income										$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	—	—	9,081
Restricted stock units vesting	125,438	1	(1)						—
Performance-based restricted stock units vesting	351,930	3	(3)	—	—	—	—	—	—
Share-based compensation (stock options)	—	—	426	—	—	—	—	—	426
Share-based compensation (restricted stock units)	—	—	19	—	—	—	—	—	19
Share-based compensation (performance-based restricted stock units)	—	—	3,516	—	—	—	—	—	3,516
Excess tax benefit from share-based compensation	—	—	2,591	—	—	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	—	—	(1,953)
Retirement of escrow shares returned	(648,769)	(6)	(3,624)	—	(2)	—	—	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	$(1,953)	$(31,018)	$13,874	$18,570	$—	$207,788
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	73	73
Net income	—	—	—	—	18,790	—	—	(15)	18,775	$18,775
Statutory reserve	—	—	—	—	(3,338)	3,338	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,486	—	6,486	6,486
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1,220	—	—	—	—	—	—	(3,646)	—	(3,646)	(3,646)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $1,377	—	—	—	—	—	—	(8,001)	—	(8,001)	(8,001)
Transfer to income statement of other-than-temporary impairment:	—	—	—	—	—	—	4,684	—	4,684	4,684

Comprehensive income										$18,298

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo Holdings, Inc. Stockholders							Noncontrolling Interest	Total	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Shares	Amount
Stock option exercises	585,951	6	3,947	—	—	—	—	—	3,953
Restricted stock units vesting	122,137	1	(1)	—	—	—	—	—	—
Performance-based restricted stock units vesting	731,879	7	(7)	—	—	—	—	—	—
Share-based compensation (stock options)	—	—	13	—	—	—	—	—	13
Share-based compensation (restricted stock units)	—	—	600	—	—	—	—	—	600
Share-based compensation (performance-based restricted stock units)	—	—	2,949	—	—	—	—	—	2,949
Excess tax benefit from share-based compensation	—	—	582	—	—	—	—	—	582
Repurchase of common stock	(2,755,700)		—	(25,796)	—	—	—	—	(25,796)

Balance at December 31, 2008	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$58	$208,460
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	1,655	1,655
Net income	—	—	—	—	35,859	—	—	(429)	35,430	$35,430
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	78	78
Statutory reserve	—	—	—	—	(5,094)	5,094	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	58	—	58	58
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of nil	—	—	—	—	—	—	(1,210)	—	(1,210)	(1,210)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $(388)	—	—	—	—	—	—	3,271	—	3,271	3,271

Comprehensive income										$37,549

Stock option exercises	2,259,397	23	18,239	—	—	—	—	—	18,262
Restricted stock units vesting	124,300	1	(1)	—	—	—	—	—	—
Performance-based restricted stock units vesting	1,265,954	13	(13)	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	820	—	—	—	—	—	820
Share-based compensation (performance-based restricted stock units)	—	—	9,845	—	—	—	—	—	9,845

Balance at December 31, 2009	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669

See the accompanying notes to consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$35,430	$18,775	$23,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,466	1,401	915
Stock-based compensation expense	10,665	3,562	3,961
Amortization of other acquired intangible assets	1,386	1,589	1,785
Impairment loss on cost method investments	—	2,042	—
Gain on disposal of property and equipment	(10)	80	(4)
Impairment loss on short-term investments	—	4,684	137
Gain from sale of trading securities	—	(62)	(380)
Gain from sale of available for sales securities	(1,210)	(4,804)	(515)
Gain on settlement of escrow	—	—	(2,734)
Provision for bad debts	442	452	(642)
Gain on sale of discontinued operations	—	(1,306)	(3,384)
Proceeds from sales of trading securities	—	163	783
Purchases of trading securities	—	(101)	(403)
Excess tax benefit from share-based compensation	—	(582)	(1,179)
Changes in operating assets and liabilities:
Accounts receivable	(78,076)	(7,230)	(8,027)
Inventories	2,787	(4,299)	(1,505)
Other receivables	58	612	586
Deferred income taxes	—	(624)	(307)
Prepaid expenses and other current assets	(254)	1,420	(951)
Prepaid land use right	(9,699)	—	—
Accounts payable	62,184	(9,259)	2,947
Accrued expenses	7,558	1,564	897
Deferred revenue	1,133	15,321	5,873
Accrued employee benefits	11,833	6,846	2,278
Other payables	568	480	847
Other taxes payable	1,309	2,093	977
Income taxes payable	4,863	(1,767)	1,145

Net cash provided by operating activities	52,433	31,050	26,727

Cash flows from investing activities:
Decrease (increase) in restricted cash	6,970	3,516	(3,003)
Purchases of available for sale securities	(1,631)	(7,455)	(27,230)
Proceeds from sales of available for sale securities	6,211	18,853	37,113
Purchases of held to maturity securities	(30,435)	—	(1,537)
Proceeds from sales of held to maturity securities	16,722	1,541	—
Purchases of property and equipment	(1,404)	(1,812)	(1,152)
Proceeds from disposal of property and equipment	10	8	11
Purchase of businesses, net of cash acquired	(2,662)	(2,186)	(1,816)
Long term equity investment	—	(4,661)	—
Proceeds from disposal of discontinued operations	—	1,306	3,153

Net cash (used in) provided by investing activities	(6,219)	9,110	5,539

Cash flows from financing activities:
Proceeds from exercise of stock options	18,176	3,953	9,082
Repurchases of common stock	—	(25,796)	(1,953)
Excess tax benefit from share-based compensation	—	582	1,179
Funds received from noncontrolling interest	1,930	73	—

Net cash provided by (used in) financing activities	20,106	(21,188)	8,308

Effect of exchange rate changes	114	4,313	3,685

Net increase in cash and cash equivalents	66,434	23,285	44,259

Cash and cash equivalents at beginning of year	172,119	148,834	104,575

Cash and cash equivalents at end of year	$238,553	$172,119	$148,834

Supplemental cash flow information:
Cash paid during the year:
Income taxes	$2,131	$5,989	$975

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

1. Organization and Principal Activities

AsiaInfo Holdings, Inc. (“AsiaInfo”) is incorporated in the State of Delaware, in the United States (the “US”). AsiaInfo principally operates through the following directly owned subsidiaries, or their respective subsidiaries and variable interest entities (“VIEs”): AsiaInfo Technologies (China), Inc. (“AsiaInfo Technologies”) (100% owned), incorporated in the People’s Republic of China (“PRC”), Lenovo-AsiaInfo Technologies, Inc. (“Lenovo-AsiaInfo”) (100% owned), incorporated in the PRC, and Bonson Information Technology Limited (“Bonson”) (100% owned), incorporated in the British Virgin Islands. AsiaInfo Holdings, Inc., its subsidiaries, and its VIEs are collectively referred to as the “Company.”

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

PRC regulations prohibit direct foreign ownership of business entities providing value-added telecommunications services and IT security business services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo engages in such businesses through its VIEs, Lenovo Security Technologies (Beijing) Inc., Lenovo Computer System and Technology Service Limited, Beijing Star VATS Technologies, Inc and Beijing Zhongxinjia Sci-Tech Development Co. Ltd.

Each of the VIEs was established or acquired by the respective equity owners on behalf, and for the exclusive benefit, of AsiaInfo Technologies or Lenovo-AsiaInfo. AsiaInfo Technologies or Lenovo-AsiaInfo funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment of Lenovo Security Technologies (Beijing), Inc., Beijing Star VATS Technologies, Inc. and Beijing Zhongxinjia Sci-Tech Development Co. Ltd. were $2,903 (RMB24,000), $5,099 (RMB40,000) and $835 (RMB5,700), respectively.

AsiaInfo Technologies or Lenovo-AsiaInfo entered into exclusive business cooperation agreements with each of the VIEs, where AsiaInfo Technologies or Lenovo-AsiaInfo provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs revenues. AsiaInfo Technologies or Lenovo-AsiaInfo also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to AsiaInfo Technologies or Lenovo-AsiaInfo, including the right to declare dividends, resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and AsiaInfo Technologies or Lenovo-AsiaInfo’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. Because AsiaInfo Technologies or Lenovo-AsiaInfo absorbs the majority of the economic rewards of the VIEs through dividends and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from AsiaInfo Technologies or Lenovo-AsiaInfo, the Company is the primary beneficiary of these VIEs. AsiaInfo consolidated its VIEs from their inception.

The following financial statement amounts and balances of AsiaInfo’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2009	2008
Total assets	$24,600	$17,125
Total liabilities	18,870	14,202

	Years Ended December 31,
	2009	2008	2007
Net revenue	$34,446	$25,312	$16,583
Net income	902	1,242	609

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

Noncontrolling interest—Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the Financial Accounting Standards Board (the “FASB”) regarding noncontrolling interests in consolidated financial statements. The pronouncement requires noncontrolling interests to be separately presented as a component of equity in the consolidated financial statements. The presentation regarding noncontrolling interest was retroactively applied for all the presented periods.

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. As of December 31, 2009 and 2008, the Company had foreign bank balances located in the PRC of $161,439 and $122,347, or 68% and 71% of the Company’s total cash and cash equivalents, respectively.

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit, bank acceptance drafts and related to escrow account.

Fair value—Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

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

Short-term investments—Short-term investments are comprised of marketable debt and equity securities, which are classified as held-to-maturity, trading, or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The Company did not purchase or sell any trading securities during 2009 and there were no outstanding balances at December 31, 2009 and 2008. Short-term investments classified as available for sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available for sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

The Company reviews its short-term investments for other-than-temporary impairment based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment.

Accounts receivable and allowance for doubtful accounts—Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: credit worthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible.

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

Goodwill—The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2009, 2008 and 2007.

Other acquired intangible assets, net—Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives The Company does not have intangible assets with indefinite useful lives.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 years
Trade names	2 to 6 years
Contract backlogs	0.5 to 2 years
Customer lists	5 years
Customer relationships	2 to 6 years
Distribution network	3 to 4 years
Software	1 to 6 years
Non-compete agreements	2 to 10 years
Corporate business agency agreement	4 to 5 years

Accrued employee benefits—Accrued employee benefits are mainly comprised of payroll, year end bonus and staff welfare.

Revenue recognition—The Company’s revenue is derived from three primary sources: (i) software licenses and related services, including assistance in implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of customers.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. The Company considers total project costs (labor costs and other related costs) in calculating the percentage of completion and recognizes cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. The Company generally bifurcates the third-party hardware from the Company’s software development services and recognizes the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

For software contracts that do not involve significant implementation or customization, license fees are recorded when there is persuasive evidence of an arrangement, the fee is fixed or determinable, collection is probable, and the related products or services are delivered as prescribed by US GAAP.

The information security products sold by the Company’s Lenovo-AsiaInfo division are accounted for under US GAAP accounting guidance regarding software revenue recognition for products with multiple deliverables. The related software contained in the Company’s information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

For contracts entered into before December 31, 2008, the Company recognized total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms were one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. The Company accrued the estimated costs of providing PCS services upon delivery of the Lenovo-AsiaInfo information security software products.

For contracts entered into after January 1, 2009, the Company extended PCS services terms to include unspecified upgrades. In addition, the Company has established vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is recognized upon delivery and the PCS services is deferred and recognized ratably over the PCS services period.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when shipped if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

The Company reports revenue net of sales returns and business taxes. Business taxes included in revenue during 2009, 2008, and 2007 totalled $6,758, $4,761, and $2,474, respectively. Software revenue includes value-added tax rebates received from the Chinese tax authorities on the sales of software and software-related services. Such rebates are granted to the Company as part of the PRC government’s policy to encourage software development in the PRC, and are recorded as a component of revenue when the relevant compliance requirements are met, there are no further obligations, and are not subject to future returns or reimbursements. Total rebates recorded were $10,119, $7,405 and $5,899 in 2009, 2008 and 2007, respectively.

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile. The Company refers to this arrangement as “the IBM Arrangement.” The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. The Company has evaluated the criteria outlined in guidance issued by the FASB regarding reporting revenue gross as principal versus net as agent, when determining whether the Company would record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though the Company bears inventory risks after the vendor ships the products to the Company and the Company bills gross amounts to China Mobile. The Company records the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) the Company has no latitude in establishing the prices, (3) the Company is not involved in the determination of the product specifications, (4) the Company does not bear credit risk because the Company is contractually obligated to pay the vendor only when China Mobile pays the Company, and (5) the Company does not have the right to select suppliers.

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

Value-added tax—The Company’s PRC subsidiaries are subject to value-added tax at a rate of 17% on revenues from procurement of hardware on behalf of its customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”).

Value-added tax payable on revenues is computed net of value-added tax paid on purchases. In respect of revenues on software sales, however, if the net amount of value-added tax payable exceeds 3% of software sales, the excess portion of value-added tax can be refunded immediately. The Company therefore is subject to an effective net value-added tax burden of 3% from software sales. This government policy is effective until the end of 2010, and no new tax regulation is available, so it is unclear whether this treatment will be extended or replaced by another preferential policy. The net amount of value-added tax due or receivable is recorded either in the line item of other tax payable or prepaid expenses and other current assets on the face of consolidated balance sheet.

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

Foreign currency translation—AsiaInfo uses the United States dollar as its reporting currency and functional currency. The financial records of AsiaInfo’s PRC subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC.

Assets and liabilities are translated from each subsidiary’s and VIE’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates, and revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss in the consolidated statements of equity and comprehensive income.

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

The RMB is not freely convertible into US dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

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

Use of estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: revenue recognition; valuation allowance for deferred tax assets and adequacy of unrecognized tax benefits; collectability of accounts receivable and other receivables; inventory allowance; estimated useful lives and impairment of property and equipment and intangible assets; impairment of goodwill; valuation and impairment of short-term investments; impairment of long-term investments; adequacy of product warranty accrual; adequacy of allowance for sales return; fair value of stock options; and fair value of escrow shares (see Note 26).

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

Stock-based compensation—Stock-based compensation with employees is measured based on the grant date fair value of the equity instrument awarded. The Company recognizes the compensation costs net of a forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Net income (loss) per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

Comprehensive income—Comprehensive income includes net income, unrealized gain (loss) on short-term investments, and foreign currency translation adjustments. Comprehensive income for the years presented has been disclosed within the consolidated statements of equity and comprehensive income.

Financial instruments—Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, other payables, income taxes payable, other taxes payable and long-term investments.

Short-term investments are classified as available-for-sale or trading, as discussed in Note 5. Certain long-term investments have been written down to their fair value, as of December 31, 2008, as discussed in Note 8. Fair value of other long-term investments is not disclosed because the fair value of the investments is not readily determinable.

The carrying values of other financial instruments approximate their fair values due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.

Newly adopted accounting pronouncements—Effective January 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding noncontrolling interests in consolidated financial statements, which was retrospectively applied. The pronouncement requires noncontrolling interests to be separately presented as a component of stockholders’ equity in the unaudited condensed consolidated financial statements. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

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

Effective April 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding subsequent events. The objective of the pronouncement is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

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

Accounting pronouncements not yet adopted—In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In September 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.

In September 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition for arrangements with multiple deliverables. The pronouncement addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The pronouncement provides that products containing both software and non-software components that function together to deliver the product’s essential functionality are excluded from the scope of current revenue recognition guidance for software products. The pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date, or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

3. Acquisitions

(a) On April 9, 2008, the Company acquired a business known as Beijing AKS, which provides firewall software, for a consideration of $961.

The transaction was accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $961 to the assets acquired based on their estimated fair values, as follows:

		Weighted average useful lives
Customer Relationship	$74	2.8 years
Software	79	5 years
Non-Compete Agreement	250	10 years
Goodwill	558

Total	$961

The fair values of the intangible assets were determined using the “cost,” “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date. The acquired goodwill is deductible for tax purposes.

(b) On October 15, 2007, the Company acquired a business known as Shenzhen Modern (“Shenzhen Modern”), for a total cash consideration of $2,194, including $60 in transaction costs, of which $1,050 and $1,144 were paid during 2007 and 2008, respectively. According to the terms of the agreement, the Company agreed to purchase Shenzhen Modern in exchange for a cash payment to be determined based on the fees from certain customer contracts being transferred to the Company as part of the acquisition.

The transaction was accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $2,194 to the assets acquired based on their estimated fair values, as follows:

		Weighted average useful lives
Contract Backlog	$166	0.5 year
Customer Relationship	460	5.3 years
Software	127	1 year
Non-Compete Agreement	56	5 years
Goodwill	1,385

Total	$2,194

The fair values of the intangible assets were determined using the “cost,” “income approach-excess earnings” and “with & without” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. The results of operations of the acquired business have been included with those of the Company subsequent to October 15, 2007, the acquisition date. The acquired goodwill is deductible for tax purposes.

(c) In April 2009, the Company, through its majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired value-added telecommunications services business from Shanghai Huanyou Information Consultation Co. Ltd., a PRC based enterprise, for a cash consideration of $658. Goodwill acquired through this acquisition was $410.

(d) On October 1, 2009, the Company, through its wholly-owned subsidiary Bonson Information Technology Ltd. (“Bonson”), acquired 60% of the share capital of SmartCall Holding Limited (“SmartCall”), a Cayman Islands registered company that, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2,213, including a $1,774 initial payment and contingent consideration up to $439, subject to the achievement of certain performance goals.

The transaction was accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $2,140, including a $1,774 initial payment and the fair value of the contingent consideration of $366 as of the date of acquisition, to the assets acquired based on their estimated fair values, as follows:

		Weighted average useful lives
Corporate Business Agency Agreement	$1,945	3.9 years
Goodwill	1,120
Cash	179
Other current liability	(6)
Noncontrolling interest	(1,098)

Total	$2,140

The results of operations of the acquired business have been included with those of the Company subsequent to the acquisition date. The acquired goodwill is deductible for tax purposes.

On January 1, 2009, the Company adopted authoritative guidance on fair value measurement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

The Company measured the fair value of the purchased intangible assets using the “cost,” “income approach-excess earnings” and “with & without” valuation method. The Company measured the fair value of the contingent consideration considering, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. These purchased intangible assets and contingent consideration are considered Level 3 assets and liabilities because the Company used unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use in valuing these assets and liabilities.

The change in fair value of the contingent consideration from the date of acquisition to December 31, 2009 was immaterial.

The Company believes these acquisitions did not have a significant impact on the financial position and operating results of the Company. Therefore, no pro forma financial information is presented.

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

(b) In October 2005, the Company sold all of its interest in Han Consulting (China) Ltd. (“Han”), to Han’s management team for a cash consideration of approximately $3,090 (RMB25,000). The Company also released Han from the obligation of $6,080 in loans payable to the Company and injected transitional working capital of $1,020 into Han. The cash consideration to be received from Han was to be paid from Han’s net profits over five years through 2010, secured by a share pledge of 43% of Han’s equity. The Company has no involvement in Han’s operations after the disposal date. The Company believed that there was significant uncertainty regarding the collection of the proceeds from this sale given the negotiated terms of the agreement and Han’s cumulative operating losses. Accordingly, recognition of the sales proceeds of $3,090 was not recorded on the sale date. In June 2007, the Company and Han’s management entered into a supplementary agreement to reduce the cash consideration of RMB25,000 (an equivalent of $3,090) to RMB12,500 (an equivalent of $1,711), which was received by the Company in December 2007. An outstanding payable balance to Han of $137 was also waived according to the agreement. The total amount of $1,848 was recognized as gain in the consolidated statements of operations in year 2007.

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

	FIS			HAN			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Revenue of discontinued operations	$—	$—	$167	$—	$—	$—	$—	$—	$167
Loss from operations of discontinued operations	—	—	(91)	—	—	—	—	—	(91)
Gain on sales of discontinued operations	—	1,306	1,536	—	—	1,848	—	1,306	3,384

Provisions for income taxes	—	(326)	—	—	—	—	—	(326)	—

Gain on discontinued operations	$—	$980	$1,445	$—	$—	$1,848	$—	$980	$3,293

5. Short-term investments

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of December 31, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $13,716. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. No held-to-maturity securities were held as of December 31, 2008.

As of December 31, 2009 and 2008, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	December 31, 2009				December 31, 2008
	Cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value	Cost(1)	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$16,812	$1,334	$—	$18,146	$16,785	$984	$—	$17,769
Balance funds	1,465	118	—	1,583	—	—	—	—
Stock funds	5,815	1,895	—	7,710	10,808	8	—	10,816
Corporate stocks	215	20	—	235	48	—	—	48

Total	$24,307	$3,367	$—	$27,674	$27,641	$992	$—	$28,633

(1)	Cost is net of nil and $4,684 impairment loss as of December 31, 2009 and 2008, respectively, which represent the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary based on various factors such as continuing challenging global financial markets, poor performance of the global equity markets, and the duration and the extent to which the fair value of the investment had continued to be less than the cost.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of December 31, 2009. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed during the several days period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of December 31, 2009 and 2008 were as follows:

	As of December 31, 2009				As of December 31, 2008
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,146	$—	$—	$18,146	$17,769	$—	$—	$17,769
Balanced funds	—	—	1,583	1,583	—	—	—	—
Stock funds	—	—	7,710	7,710	4,999	—	5,817	10,816
Corporate stocks	235	—	—	235	48	—	—	48

Total	$18,381	$—	$9,293	$27,674	$22,816	$—	$5,817	$28,633

The following table presents changes in Level 3 stock funds measured on a recurring basis for the twelve-month period ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Beginning balance	$5,817	$—
Purchases	1,465	5,853
Unrealized gain	2,013	8
Impairment loss recognized	—	(44)
Exchange difference	(2)	—

Ending balance	$9,293	$5,817

The following table provides additional information on the realized gains of the Company as of December 31, 2009 and 2008. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Years Ended December 31,
	2009			2008
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$6,211	$5,001	$1,210	$18,853	$14,049	$4,804
Trading securities	—	—	—	163	101	62

Total	$6,211	$5,001	$1,210	$19,016	$14,150	$4,866

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

As of December 31, 2009, the Company’s accounts receivable balance related to its sales agency arrangement with IBM was approximately $57,685.

The components of accounts receivable as of December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
Billed accounts receivable	$58,049	$23,438
Unbilled accounts receivable	72,912	29,057
Bank acceptance drafts	15	38
Commercial acceptance drafts	1,289	2,083
Less: accounts receivable allowance	(2,619)	(2,605)

Total accounts receivable, net	$129,646	$52,011

7. Inventories

The components of inventories as of December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
Raw materials	$806	$824
Finished goods	8,729	11,498

Total	$9,535	$12,322

8. Long-term investments

(a) In October 2005, the Company acquired five percent of the outstanding equity interests of Hinge. The investment is accounted for using the cost method as the Company does not have a significant influence over the business and operations of Hinge. Due to the effects of the global financial crisis in 2008, Hinge’s business dropped significantly during 2008 causing a significant decline in fair value of Hinge. The Company determined that its investment in Hinge became worthless as of December 31, 2008 and that the decline in the fair value was other-than-temporary. Consequently, the Company recognized an impairment loss of $2,042, which is equal to the carrying amount of the investment after foreign exchange adjustment from the initial investment cost.

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

C-Platform is a Cayman Islands company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunication services, to telecommunications carriers in China. The Company believes that the transaction furthers its ongoing strategy of expanding its market leading telecommunications software solutions business in China.

9. Property and Equipment, Net

	Years Ended December 31,
	2009	2008
Furniture, fixtures and electronic equipment	$9,621	$9,878
Motor vehicles	796	807
Leasehold improvements	2,714	2,235
Software	2,351	2,155

	15,482	15,075
Less: Accumulated depreciation and amortization	(12,493)	(12,188)

Property and equipment, net	$2,989	$2,887

10. Goodwill

The changes in the carrying amount of goodwill by reporting segments during the years ended December 31, 2009 and 2008 were as follows:

	As of December 31,
	2009			2008
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Gross amount:
Beginning balance	$44,566	$21,394	$65,960	$44,120	$20,822	$64,942
Goodwill recognized in acquisition	1,530	—	1,530	—	558	558
Exchange differences	6	1	7	446	14	460

Ending balance	46,102	21,395	67,497	44,566	21,394	65,960

Accumulated impairment loss:
Beginning balance	(26,380)	(18,855)	(45,235)	(26,380)	(18,855)	(45,235)
Charge for the year	—	—	—	—	—	—
Exchange differences	—	—	—	—	—	—

Ending balance	(26,380)	(18,855)	(45,235)	(26,380)	(18,855)	(45,235)

Goodwill, net	$19,722	$2,540	$22,262	$18,186	$2,539	$20,725

The Company performs its annual goodwill impairment tests on October 1 of each year. Based on the impairment tests performed, no impairment charges were recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Other Acquired Intangible Assets, Net

	Years Ended December 31,
	2009				2008
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$2,331	$(2,321)	$—	$10	$2,331	$(2,133)	$—	$198
Trade name	341	(309)	—	32	341	(279)	—	62
Contract backlog	2,451	(2,463)	12	—	2,451	(2,463)	12	—
Customer list	131	(119)	12	24	131	(89)	12	54
Customer relationship	2,739	(1,901)	280	1,118	2,593	(1,277)	279	1,595
Distribution network	870	(870)	—		870	(859)	—	11
Software	1,758	(1,457)	154	455	1,758	(1,159)	153	752
Non-compete agreement	446	(188)	23	281	436	(122)	22	336
Corporate business agency agreement	2,037	(139)	—	1,898	—	—	—	—

	$13,104	$(9,767)	$481	$3,818	$10,911	$(8,381)	$478	$3,008

The future amortization expenses for intangible assets with definite lives as of December 31, 2009 were as follows:

2010	$1,576
2011	1,034
2012	699
2013	399
2014	110

$3,818

As of December 31, 2009 and 2008, $334 and $630 of net acquired intangible assets, respectively, belonged to the Lenovo-AsiaInfo reportable segment, and net acquired intangible assets of $3,484 and $2,378, respectively, belonged to the AsiaInfo Technologies reportable segment.

The Company recognized no impairment loss on intangible assets with definite lives in 2009, 2008 and 2007.

12. Credit Facilities

As of December 31, 2009, the Company had total short-term credit facilities for working capital purposes totalling $31,968, expiring in December 2010. The credit facilities were secured by bank deposits of $5,000 as of December 31, 2009. Credit facilities of $2,900 were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2009, unused short-term credit facilities were $29,068. In addition, the Company had standby letters of credit and bank acceptance drafts as of December 31, 2009, which were collateralized by bank deposits of $540. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totalled $5,540 as of December 31, 2009 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2008, the Company had total short-term credit facilities totalling $34,631, which expired in December 2009 and were secured by bank deposits of $11,336.

13. Accounts payable

Accounts payable included bank acceptance drafts payable of $1,932 and $2,328 and commercial acceptances payable of $426 and $216 as of December 31, 2009 and 2008, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance. As of December 31, 2009, the Company’s accounts payable balance related to its sales agency arrangement with IBM was approximately $ 62,121, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

14. Other Taxes Payable

	Years Ended December 31,
	2009	2008
Individual income taxes withheld	$2,516	$2,139
Business taxes payable	5,158	3,893
Others	(54)	279

	$7,620	$6,311

15. Income Taxes

The components of income (loss) before provisions for income taxes, minority interest and discontinued operations are as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$(10,236)	$(3,078)	$(2,625)
Foreign	50,927	25,166	24,866

	$40,691	$22,088	$22,241

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Current
United States:
Federal	$(838)	$2,098	$1,389
State	(66)	92	1
Foreign	5,271	3,881	2,516

Total current income tax expense	4,367	6,071	3,906
Deferred
United States:
Federal	1,107	(552)	(555)
State	75	(19)	(56)
Foreign	(288)	(1,207)	(1,388)

Total deferred income tax expense (benefit)	894	(1,778)	(1,999)

Total provisions for income taxes	$5,261	$4,293	$1,907

The components of deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
	2009	2008
Deferred tax assets:
Allowances and reserves	$3,613	$4,653
Depreciation	1,114	521
Net operating loss and credits carry forwards	4,765	3,262
Acquired intangibles	1,315	1,775

Total gross deferred tax assets	10,807	10,211
Valuation allowance	(6,409)	(4,920)

Total net deferred tax assets	4,398	5,291
Deferred tax liabilities:
Unrealized gain on short-term investments	(609)	(220)

Total net deferred tax assets	$3,789	$5,071

	Years Ended December 31,
	2009	2008
Current deferred tax assets	$2,968	$3,334
Non-current deferred tax assets	2,161	2,671
Current deferred tax liabilities	(1,340)	(934)

Total net deferred tax assets	$3,789	$5,071

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2009, operating loss carry forwards amounted to $1,951 and $836 for U.S. federal and California state income tax purposes, which will begin to expire in 2029 and 2013, respectively. A valuation allowance of $6,409 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized. The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to FASB ASC 718 (formerly known as SFAS 123(R)). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 31, 2009 were $5,534 and $106 for both federal and state tax purposes.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that enjoy tax holidays or preferred tax treatment, as discussed below.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008. Prior to December 31, 2008, certain of the Company’s PRC entities applied for New and High-Tech Enterprise (“HNTE”) status that would allow for a reduced 15% tax rate under China’s EIT Law. The official HNTE certificates have been issued to those subsidiaries in December 2008. Accordingly, the Company has used the reduced applicable tax rates in its calculations of current and deferred tax balances. The Company has applied the lower tax rates in its calculation of deferred taxes because it expects to retain the HNTE status for the foreseeable future.

On December 31, 2009, the Company received a notification from the National Development and Reform Commission, the Ministry of Industry and Information Technology, Ministry of Commerce, and State Administration of Taxation that its subsidiary, AsiaInfo Technologies qualifies as a “Key Software Enterprise” for fiscal year 2009 and therefore should enjoy a 10% tax rate for income earned during 2009. AsiaInfo Technologies also received a similar preferential tax rate for the 2008 year. However, due to the significant uncertainty of obtaining similar preferential tax rates for future years, the Company did not assume AsiaInfo Technologies would continue to enjoy the 10% tax rate after year 2009. Instead, it has used the 15% preferential tax rate in calculation of deferred taxes of AsiaInfo Technologies because it has obtained HNTE status as described above.

The Company’s AICD subsidiary also enjoyed HNTE status as of December 2009 and it is expected to continue to enjoy the 15% tax rate in 2010.

Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to the PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

Lenovo Securities Technologies (Beijing), Inc., one of the Company’s variable interest entities, was granted a preferential tax rate at 50% of the regular corporate tax rate from 2008 to 2010. As this entity was also granted the HNTE status in December 2008, its tax rate would be 7.5% for years 2009 to 2010, which is 50% of the 15% preferential tax rate granted to this entity.

Under applicable accounting principles, a deferred tax liability should be recorded for taxable temporary differences attributable to the excess of financial reporting basis over tax basis in a domestic subsidiary. However, recognition is not required in situations where the tax law provides a means by which the reported amount of that investment can be recovered tax-free and the enterprise expects that it will ultimately use that means. The Company has not recorded any such deferred tax liability attributable to the undistributed earnings of its financial interest in the VIE affiliates because the Company believes such excess earnings can be distributed in a manner that would not be subject to tax.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $94,244 as of December 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits), if any.

Reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	2009	2008	2007
US Federal Rate	35%	35%	35%
Difference between statutory rate and foreign effective tax rate	(30)%	(37)%	(29)%
Subpart F income inclusion	0%	4%	5%
Stock based compensation	4%	(1)%	4%
Change in valuation allowance	2%	2%	2%
Qualified Electing Fund income	1%	8%	8%
Change in tax rates	1%	8%	(16)%

	13%	19%	9%

During the years ended December 31, 2009, 2008 and 2007, if the Company’s subsidiaries and VIEs in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, the income tax expense and earnings per share amounts would be as follows:

	Years ended December 31
	2009	2008	2007
Changes in income tax expense	$3,179	$1,089	$1,295
Net income per ordinary share-basic	0.71	0.40	0.51
Net income per ordinary share-diluted	0.70	0.38	0.49

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2009	2008	2007
Beginning balance	1,326	834	685
Additions based on tax position related to the prior year	760	104	—
Additions based on tax position related to the current year	966	388	149

Ending balance	3,052	1,326	834

Included in the balance of unrecognized tax benefits as of December 31, 2009, are tax benefits of $3,052 that, if recognized, would affect the effective tax rate and none would affect deferred tax assets. The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes. Additional interest and penalties of $28 were recognized as of December 31, 2009.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There is one ongoing examination by the Hong Kong taxing authority at this time. The Company believes that it has not taken any aggressive filing positions in its Hong Kong tax filings and it is expected that it will not be subject to additional tax liabilities or penalties. There are no ongoing examinations by other taxing authorities at this time. The Company’s tax years starting from 2002 to 2009 remain open in various tax jurisdictions. The Company does not anticipate any significant changes of its uncertain tax positions within the next 12 months.

16. Net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Years Ended December 31,
	2009	2008	2007
Amounts attributable to AsiaInfo Holdings, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$35,859	$17,810	$20,334
Income from discontinued operations, net of taxes	—	980	3,293

Net income	$35,859	$18,790	$23,627

Shares (denominator):
Weighted average common stock outstanding
Basic	45,182,831	44,828,915	43,644,845
Dilutive effect of employee stock options and restricted share units	1,203,447	1,846,779	1,709,499

Diluted	46,386,278	46,675,694	45,354,344

Earnings per share:
Net income from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.79	$0.40	$0.47

Diluted	$0.77	$0.38	$0.45

Net income from discontinued operations attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$—	$0.02	$0.07

Diluted	$—	$0.02	$0.07

Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.79	$0.42	$0.54

Diluted	$0.77	$0.40	$0.52

The Company had 258,000, 667,815 and 1,152,822 common stock options outstanding in 2009, 2008 and 2007, respectively, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

17. Commitments and Contingencies

Operating Leases—As of December 31, 2009, the Company had commitments under certain non-cancellable operating leases through 2010 to 2014 that require annual minimum rentals as follows:

2010	$4,078
2011	3,039
2012	2,697
2013	80
2014	21

$9,915

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $3,794, $3,187 and $3,737 for the years ended December 31, 2009, 2008 and 2007, respectively.

Letters of Credit—As of December 31, 2009, the Company had outstanding standby letters of credit to customers of nil, which were collateralized by the Company’s credit facilities.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2009 and 2008 were as follows:

	Years Ended December 31,
	2009	2008
Balance at beginning of year	$418	$595
Current year provision	38	49
Payments	(1)	(10)
Expired warranty	(189)	(247)
Foreign exchange difference	—	31

Balance at end of year	$266	$418

Litigation—In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The definitive agreement was filed with the court on April 2, 2009 and a final approval was granted by the court on October 6, 2009. The final approval is subject to appeal until November 5, 2009. Several objectors filed timely appeals and those appeals remain pending. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the grounds that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Briefing with respect to these appeals concluded in November 2009.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company does not believe that the final results of these lawsuits will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

18. Employee Retirement Benefits

The Company is required by law to contribute approximately 15.7% to 24.6% of base salaries of its PRC employees for staff welfare, housing, medical and education benefits, representing an expense of $8,462, $5,755 and $5,261 in 2009, 2008 and 2007, respectively.

In addition, the Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 12% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of the employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2009, 2008 and 2007 were $5,500, $4,014 and $3,317, respectively.

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $5,094, $3,338, and $3,058 in 2009, 2008 and 2007, respectively.

In addition, foreign exchange and other regulations in China may restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans or advances. Total restricted net assets of the Company’s consolidated PRC subsidiaries and VIEs were $230,044 and $178,295 in 2009 and 2008, respectively. As a result of certain PRC legal restrictions which prevent PRC subsidiaries from distributing all of their profit, the restricted net assets held by the Company’s consolidated subsidiaries exceeded 25% of the consolidated net assets as of December 31, 2009 and 2008. As such, the Company has included Schedule 1 in accordance with Regulation S-X promulgated by the United States Securities and Exchange Commission.

20. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2009 and 2008, 5% and 0.2% of short-term investments were placed with financial institutions in the US, respectively.

The Company’s business activities and accounts receivable are principally in the PRC with a limited number of large customers, including China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), and China Telecom Corporation Limited (“China Telecom”). The following table shows the revenues and percentage of total revenues derived from those customers in recent periods:

	Year Ended December 31,
	2009		2008		2007
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$149,661	60%	$105,895	60%	$76,986	58%
China Telecom	19,599	8	12,033	7	6,835	5
China Unicom	44,733	18	15,924	9	16,434	12
China Netcom*	—	—	13,916	8	12,731	10
Total	$213,993	86%	$147,768	84%	$112,986	85%

*	On October 15, 2008, China Netcom merged with China Unicom.

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2009 and 2008 were as follows:

	Percentage of accounts receivable as of December 31,
	2009	2008
China Mobile	71%	43%
China Unicom	16%	14%
China Netcom*	—	12%
China Telecom	9%	16%

*	On October 15, 2008, China Netcom merged with China Unicom.

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,605	$2,427	$3,311
Provision for bad debts	442	452	(642)
Write-offs and other	(428)	(274)	(242)

Balance at end of the year	$2,619	$2,605	$2,427

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

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vested and became exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods were generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and were generally over four year cliffs at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% from the date of grant for the 2002 Plan.

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

Year Ended December 31, 2005
Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	—

Activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2007	6,167,157	$7.26
Granted	—	—
Forfeited	(77,567)	8.45
Exercised	(2,121,570)	4.28

Outstanding, December 31, 2007	3,968,020	8.83
Granted	—	—
Forfeited	(25,317)	14.85
Exercised	(585,951)	6.75

Outstanding, December 31, 2008	3,356,752	9.14
Granted	—	—
Forfeited	(32,750)	5.37
Exercised	(2,259,397)	8.08

Outstanding, December 31, 2009	1,064,605	$11.51	20,281

Vested and expected to vest, December 31, 2009	1,064,605	11.51	20,281
Exercisable, December 31, 2009	1,064,605	11.51	20,281

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $30.45 of the Company’s common stock on December 31, 2009.

Total intrinsic value of options exercised for each of the three years ended December 31, 2009, 2008 and 2007 was $26,107, $3,615 and $10,156, respectively.

As of December 31, 2009, there was no unrecognized share-based compensation cost relating to share options.

Additional information on options outstanding as of December 31, 2009 is as follows:

	Options Outstanding as of December 31, 2009			Options Exercisable as of December 31, 2009
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.35-$5.70	429,028	3.71	$4.58	429,028	$4.58
$6.51-$7.07	57,792	3.74	7.07	57,792	7.07
$7.59-$7.72	1,345	3.76	7.59	1,345	7.59
$8.75-$9.63	158,275	1.20	9.33	158,275	9.33
$12.44-$14.56	160,165	0.84	12.46	160,165	12.46
$24.00-$47.03	258,000	0.15	24.79	258,000	24.79

Total	1,064,605	2.04	$11.51	1,064,605	$11.51

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

As of December 31, 2009, the activity of RSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted share units unvested at January 1, 2007	394,773	$4.21
Granted	5,000	7.87
Vested	(125,138)	4.22
Forfeited	(17,561)	4.05

Restricted share units unvested at December 31, 2007	257,074	4.29
Granted	28,000	10.55
Vested	(122,137)	4.26
Forfeited	(15,125)	5.02

Restricted share units unvested at December 31, 2008	147,812	5.42
Granted	86,500	11.48
Vested	(124,300)	4.58
Forfeited	(8,212)	9.54

Restricted share units unvested at December 31, 2009	101,800	$11.26

Total intrinsic values of RSUs vested for the three years ended December 31, 2009, 2008 and 2007 were $3,544, $1,386 and $1,340, respectively.

As of December 31, 2009, there was $944 unrecognized share-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 1.67 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

2005 Stock Incentive Plan—Performance-based Restricted Share Units (PSUs)

In November 2006, the Compensation Committee of the Board of Directors of the Company approved a Performance Stock Unit (“PSU”) awards program under the 2005 Plan. Under this program, the Company was approved to grant no more than 2,213,068 shares of PSUs under the 2005 Plan. These awards vest based on certain performance-based or market-based criteria, including annual earnings before interest and taxes, annual net revenue growth, average stock closing price and the Company’s new business revenue percentage, provided that the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents the contingent right of the participant to receive a share of common stock or an equivalent payment. The Company also has the right at its sole discretion to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

Fair values of PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated with a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Weighted average risk-free rate of return	4.7%
Weighted average expected life	1.77 years
Weighted average volatility rate	45%
Weighted average dividend yield	—

The activity of performance based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2007	1,296,740	$4.99
Granted	26,000	8.00
Vested	(202,000)	5.03
Forfeited	(21,400)	4.99

PSUs unvested at December 31, 2007	1,099,340	5.05
Granted	—	—
Vested	(439,529)	5.06
Forfeited	(32,900)	4.99

PSUs unvested at December 31, 2008	626,911	5.05
Granted	—	—
Vested	(472,089)	5.05
Forfeited	(154,822)	5.05

PSUs unvested at December 31, 2009	—	$—

The activity of market based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2007	698,260	$2.78
Granted	14,000	2.78
Vested	(149,930)	4.10
Forfeited	(12,400)	2.68

PSUs unvested at December 31, 2007	549,930	2.42
Granted	—	—
Vested	(292,350)	2.66
Forfeited	(16,450)	2.33

PSUs unvested at December 31, 2008	241,130	2.14
Granted	—	—
Vested	(239,880)	2.14
Forfeited	(1,250)	2.14

PSUs unvested at December 31, 2009	—	$—

Total intrinsic value of PSUs vested for the years ended December 31, 2009 and 2008 was $12,167 and $8,518, respectively.

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

As of December 31, 2009, 1,669,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of December 31, 2009 and changes were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	—	$—
Granted	1,669,400	13.17
Vested	(553,985)	13.17
Forfeited	(34,002)	13.10

Performance-based restricted stock units unvested at December 31, 2009	1,081,413	$13.17

Total intrinsic value of PSUs vested for the years ended December 31, 2009 and 2008 was $11,063 and nil, respectively.

As of December 31, 2009, there was $5,339 unrecognized share-based compensation cost related to PSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.75 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs are as follows:

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$2,969	$682	$800
Sales and marketing	2,955	1,258	1,465
General and administrative	3,159	1,048	1,025
Research and development	1,582	574	671

Total stock-based compensation expense	$10,665	$3,562	$3,961

The total income tax benefit recognized in the income statement for share-based compensation arrangements was nil for 2009, $200 for 2008, and nil for 2007.

22. Stock Repurchase Program

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

On February 27, 2008, the Company’s Board of Directors authorized an extension to the 2007 share repurchase program through July 10, 2008. Under the extended program, the Company was authorized to repurchase a total of 2,755,700 shares of its outstanding common stock, from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this repurchase program.

On September 17, 2008, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132.

No repurchases occurred in 2009.

23. Subsequent Event

The Company evaluated events subsequent to the balance sheet date of December 31, 2009.

On December 4, 2009, the Company entered into a Business Combination Agreement (the “Combination Agreement”) with Linkage Technologies International Holdings Limited, a company organized under the laws of the Cayman Islands (“Linkage”). Pursuant to the Combination Agreement, the Company has agreed to purchase from Linkage 100% of the outstanding share capital of Linkage’s wholly-owned subsidiary, Linkage Technologies Investment Limited, a company organized under the laws of the British Virgin Islands for $60 million in cash and 26,832,731 shares of the Company’s common stock, subject to certain adjustments (the “Consideration”). As of the date the financial statements were issued, the transactions contemplated by the Combination Agreement (the “Combination”) had not been completed.

The completion of the Combination is subject to various closing conditions, including that:

•	the Company’s stockholders have approved the Consideration and a change of the Company’s name to “AsiaInfo-Linkage, Inc.”;

•

Libin Sun, the Chairman and Chief Executive Officer of Linkage, Guoxiang Liu, a director and President of Linkage, and Xiwei Huang, a director and Chief Operating Officer and Chief Accounting Officer of Linkage, have been offered employment agreements with AsiaInfo to be effective upon the closing under the Combination Agreement (the “Closing”);

•	Mr. Sun, Mr. Huang, and an independent director designated by Linkage have been appointed to the board to be effective upon the Closing; and

•	the Company has entered into a registration rights agreement granting certain demand and piggyback registration rights.

The Combination Agreement contains certain termination rights for both the Company and Linkage. The Company’s Board of Directors has approved the Combination Agreement and determined that the Combination Agreement and the Combination are advisable and both fair to and in the best interest of the Company’s stockholders.

24. Segment Information

Since the Company’s acquisition of the non-telecommunications IT services business of Lenovo in October 2004, the Company has been organized as two business units, AsiaInfo Technologies, encompassing the Company’s traditional telecommunications business, and Lenovo-AsiaInfo, providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. After disposing of certain non-core business lines during 2005, Lenovo-AsiaInfo now focuses on IT security solutions for the small and medium-sized enterprise market in China. In accordance with the FASB guidance, the Company determined that each of the two business units represent an operating segment of which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) service and (3) third party hardware.

The Company’s chief operating decision making group is the Company’s Business Committee, comprising of the Company’s Chief Executive Officer, Chief Financial Officer and its senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed statements of operations and total assets prepared using US GAAP. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expense (benefit), depreciation and amortization are not disclosed by segment, since this information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

The following is a condensed statements of operations and total assets for the Company’s reportable segments:

	Years Ended December 31,
	2009			2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$179,177	$31,968	$211,145	$116,258	$23,929	$140,187	$80,447	$17,169	$97,616
Service	21,704	459	22,163	16,834	639	17,473	15,495	661	16,156
Third party hardware	12,875	3,156	16,031	13,789	4,094	17,883	17,998	991	18,989

Total revenue:	213,756	35,583	249,339	146,881	28,662	175,543	113,940	18,821	132,761

Cost of revenues:
Software products and solutions	78,780	10,635	89,415	54,548	8,196	62,744	37,757	6,138	43,895
Service	9,439	302	9,741	7,012	273	7,285	7,113	657	7,770
Third party hardware	12,231	2,967	15,198	13,099	3,602	16,701	17,098	942	18,040

Total cost of revenues	100,450	13,904	114,354	74,659	12,071	86,730	61,968	7,737	69,705

Gross Profit	113,306	21,679	134,985	72,222	16,591	88,813	51,972	11,084	63,056

Sales and marketing	32,868	11,301	44,169	24,706	11,514	36,220	18,992	8,490	27,482
General and administrative(1)	2,848	(994)	1,854	1,097	519	1,616	369	(11)	358
Research and development	30,415	9,031	39,446	19,874	2,821	22,695	15,835	1,763	17,598
Government Subsidy	(1,342)	—	(1,342)	—	—	—	—	—	—

Total segment expenses	64,789	19,338	84,127	45,677	14,854	60,531	35,196	10,242	45,438

Gain on settlement of escrow account	—	—	—	—	—	—	—	2,734	2,734

Segment profit	$48,517	$2,341	$50,858	$26,545	$1,737	$28,282	$16,776	$3,576	$20,352

Total assets(2)	$423,237	$58,540	$481,777	$270,595	$52,559	$323,154	$251,663	$56,806	$308,469

(1)	General and administrative expenses reflected only the direct controllable expenses of each business unit and did not include allocation of corporate general and administrative expenses. The 2009 and 2007 negative amounts in Lenovo-AsiaInfo segment primarily reflect the results of certain bad debt provision reversals recorded in the years ended December 31, 2009 and 2007, respectively.

(2)	Included in total assets were net accounts receivable of $125,445 and $4,201 for AsiaInfo Technologies and Lenovo-AsiaInfo at December 31, 2009, respectively.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes, minority interest and equity in loss of affiliate:

	Years ended December 31,
	2009	2008	2007
Total segment profit	$50,858	$28,282	$20,352
Corporate general and administrative expenses	(13,734)	(8,990)	(7,545)
Interest income	2,215	4,670	4,705
Gain on sales of short term investments	1,210	4,866	895
Impairment losses on short term investments	—	(4,684)	(137)
Impairment loss on a long-term investment	—	(2,042)	—
Other income (expense), net	(36)	(559)	(216)
Dividend	178	545	4,187

Income before provision for income taxes, minority interest and discontinued operations	$40,691	$22,088	$22,241

Since revenues net of the cost of third party hardware sales were reported to the Company’s chief operating decision making group, the Company also provides the following table, which reconciles the revenues net of the cost of third party hardware sales to total revenues as presented in the consolidated statements of operations:

	Years Ended December 31,
	2009			2008			2007
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of the cost of third party hardware sales	$201,525	$32,616	$234,141	$133,782	$25,060	$158,842	$96,842	$17,879	$114,721
Third party hardware cost	12,231	2,967	15,198	13,099	3,602	16,701	17,098	942	18,040

Total revenues	$213,756	$35,583	$249,339	$146,881	$28,662	$175,543	$113,940	$18,821	$132,761

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

25. Related Party Transactions

(1) The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with the acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo in 2005 and 2004. As of December 31, 2009, Lenovo owned approximately 7.4% of the Company’s outstanding common stock.

(2) The Company entered into consulting agreements with Thomas J. Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of December 31, 2009, the Company has paid approximately $390,000 to Mr. Manning pursuant to the agreements.

The following table provides a summary of the Company’s transactions with Lenovo:

	Years Ended December 31,
	2009		2008		2007
	Lenovo	Total	Lenovo	Total	Lenovo	Total
Revenues:
Software products and solutions	$—	$—	$—	$—	$—	$—
Service	—	—	—	—	—	—
Third party hardware	—	—	—	—	—	—

Total revenues	—	—	—	—	—	—

Purchases:
Software products and solutions	—	—	—	—	2	2
Service	—	—	—	—	—	—
Third party hardware	—	—	—	—	704	704

Total purchases	—	—	—	—	706	706

Operating expenses:
Sales and marketing	58	58	73	73	79	79
General and administrative	—	—	—	—	—	—
Research and development	—	—	3	3	3	3

Total operating expenses	$58	$58	$76	$76	$82	$82

The following table provides a summary of the Company’s balances with its related parties:

	Years Ended December 31,
	2009	2008
	Lenovo	Lenovo
Balances with related parties:
Other receivables	—	226
Deferred revenue	—	365
Other payables	—	782

26. Gain on Settlement of Escrow

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

On March 26, 2007, the Company’s Board of Directors authorized the retirement of the 648,769 shares of treasury stock. The retired shares resumed the status of authorized and unissued shares of the Company and are presented as a reduction of outstanding shares in the accompanying consolidated statements of equity and comprehensive income.

The returned shares were accounted at the historical value as determined at the date shares were issued to the Escrow Agent, which is $5.6 per share or a total of $3,632, and the Company recognized a gain on settlement of escrow of $2,734.

27. Noncontrolling interest

(a) On September 25, 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Mr. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai.

(b) In October 2009, the Company acquired 60% of the share capital of SmartCall as set out in Note 3.

28. Redeemable noncontrolling interest

In October 2009, the Company formed AsiaInfo International Pte Ltd (“AIP”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”), in Singapore. AIP has total issued and paid-up share capital of $4,000. The Company contributed $2,800 to AIP in cash, which represents 70% of AIP’s share capital. AGI contributed $1,200 to the AIP in cash, which represents 30% of AIP’s share capital. AIP serves as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree. The Company has consolidated AIP since its incorporation.

Pursuant to the agreement with AGI, the Company granted a put option to AGI to sell, while the Company received a call option from AGI to purchase, the 30% equity interest held by AGI. The options are exercisable within a 30 day-period from the date of issuing the audit report of AIP’s 2013 financial statements. The exercise prices for the call and the put options of the 30% equity interest held by AGI are the same and are determined by a formula based on the performance of AIP for years 2012 and 2013.

The 30% noncontrolling interest was recorded outside of the permanent equity on the balance sheet in an initial amount of $1,200. Subsequently, the noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized in the net income attributable to noncontrolling interest in the consolidated statements of operations. For the year 2009, the amount charged in the net income attributable noncontrolling interest was a $78 net income, which represents the noncontrolling interest’s share of net income of AIP.

29. Prepaid land use right.

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of December 31, 2009, the Company had paid approximately $9,699 pursuant to the agreement with ZSPD, with the remaining amount payable in 2010. The Company has recorded the $9,699 as a prepaid land use right on its consolidated balance sheets as of December 31, 2009. The Company expects to report land use rights at cost less accumulated amortization and to amortize the cost of the land use rights on a straight-line basis over the term of the land use rights to be authorized, which is expected to be 50 years.

30. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2009, 2008 and 2007 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2009
Total revenues	$76,262	$63,533	$58,568	$50,976
Total cost of revenues	32,268	28,840	29,786	23,460
Gross profit	43,994	34,693	28,782	27,516
Total operating expenses	29,674	24,496	22,373	21,318
Income from continuing operations	13,364	9,078	7,203	5,785
Net loss (income) attributable to noncontrolling interest	(435)	13	(2)	(5)
Net income attributable to AsiaInfo Holdings, Inc.	13,799	9,065	7,205	5,790
Net income per share from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.29	$0.20	$0.16	$0.13
Diluted	$0.29	$0.19	$0.16	$0.13
Net income per share attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.29	$0.20	$0.16	$0.13
Diluted	$0.29	$0.19	$0.16	$0.13

Year Ended December 31, 2008
Total revenues	$53,684	$44,795	$42,058	$35,006
Total cost of revenues	24,947	21,609	23,008	17,166
Gross profit	28,737	23,186	19,050	17,840
Total operating expenses	20,977	17,893	15,489	15,162
Income from continuing operations	2,200	6,095	5,221	4,279
Income from discontinued operations, net of taxes	—	—	—	980
Net loss attributable to noncontrolling interest	(11)	(4)	—	—
Net income attributable to AsiaInfo Holdings, Inc.	2,211	6,099	5,221	5,259
Net income per share from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.05	$0.13	$0.12	$0.10
Diluted	$0.05	$0.13	$0.11	$0.09
Net income per share from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	—	—	—	$0.02
Diluted	—	—	—	$0.02
Net income per share attributable to AsiaInfo Holdings, Inc.
Basic	$0.05	$0.13	$0.12	$0.12
Diluted	$0.05	$0.13	$0.11	$0.11

Year Ended December 31, 2007
Total revenues	$40,771	$32,365	$29,570	$30,055
Total cost of revenues	21,183	16,220	15,091	17,211
Gross profit	19,588	16,145	14,479	12,844
Total operating expenses	14,584	13,011	13,284	12,104
Gain on settlement of escrow account	—	—	—	2,734
Income from continuing operations	6,613	6,272	2,498	4,951
Income from discontinued operations, net of taxes	1,848	—	—	1,445
Net income attributable to AsiaInfo Holdings, Inc.	8,461	6,272	2,498	6,396
Net income per share from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.15	$0.14	$0.06	$0.12
Diluted	$0.14	$0.14	$0.06	$0.11
Net income per share from continuing operations attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.04	—	—	$0.03
Diluted	$0.04	—	—	$0.03
Net income per share attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.19	$0.14	$0.06	$0.15
Diluted	$0.18	$0.14	$0.06	$0.14

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$61,518	$38,217
Restricted cash	5,000	11,336
Short-term investments—available for sale securities	68	48
Short-term investments—held to maturity securities	2,000	—
Accounts receivable (net of allowances of nil as of December 31, 2009 and 2008)	57,685	1,257
Inventories, net	2,598	2,423
Amount due from subsidiaries and affiliates	56,557	43,956
Prepaid expenses and other current assets	3,262	3,953

Total current assets	188,688	101,190

Investment in subsidiaries and affiliates	152,917	113,829

Total Assets	$341,605	$215,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	62,487	2,321
Accrued expenses	2,847	2,426
Deferred revenue	—	1,518
Other payables	932	320
Other current liabilities	32	32

Total current liabilities	66,298	6,617

Stockholders’ Equity:
Common stock (100,000,000 shares authorized; $0.01 par value, 50,115,821 and 46,466,170 shares issued as of December 31, 2009 and 2008, respectively; 47,115,821 and 43,466,170 shares outstanding as of December 31, 2009 and 2008, respectively)	501	464
Additional paid-in capital	244,838	215,948
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares at December 31, 2009 and December 31, 2008, respectively)	(27,749)	(27,749)
Retained earnings (accumulated deficit)	15,199	(15,566)
Statutory reserve	22,306	17,212
Accumulated other comprehensive income	20,212	18,093

Total stockholders’ equity	275,307	208,402

Total Liabilities and Stockholders’ Equity	$341,605	$215,019

See the accompanying notes to condensed financial information.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Software products and solutions	$—	$—	$18
Services	3,524	1,124	2,157
Third party hardware	11	4	112

Total revenues	3,535	1,128	2,287

Cost of revenues:
Software products and solutions	1,392	(186)	816
Services	213	704	1,272
Third party hardware	(60)	(40)	106

Total cost of revenues	1,545	478	2,194

Gross profit	1,990	650	93

Operating expenses:
Sales and marketing	(414)	782	1,514
General and administrative	2,860	4,793	3,688
Research and development	27	(103)	671

Total operating expenses	2,473	5,472	5,873

Loss from operations	(483)	(4,822)	(5,780)
Other income, net
Interest income	415	1,844	3,148
Gain on investments	—	—	6,863
Other income, net	1,800	9,943	145

Total other income, net	2,215	11,787	10,156

Income before provisions for income taxes and equity in earnings of subsidiaries	1,732	6,965	4,376
Provision for income taxes	60	144	134

Income from continuing operations before equity in earnings of subsidiaries	1,672	6,821	4,242

Equity in earnings of subsidiaries	34,187	11,969	19,385
Net income	$35,859	$18,790	$23,627

See the accompanying notes to condensed financial information.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income	Total	Compre- hensive Income (Loss)
	Shares	Amount
Balance at January 1, 2007	43,076,034	$431	$195,881	$—	($51,372)	$10,816	$6,705	$162,461
Cumulative effect of unrecognized tax benefit on adoption of accounting guidance regarding uncertainty in income taxes	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	23,627	—	—	23,627	$23,627
Statutory reserve	—	—	—	—	(3,058)	3,058	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,985	6,985	6,985
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $94	—	—	—	—	—	—	(801)	(801)	(801)
Net unrealized gains on available-for-sale investments, net of tax effects of $(2,697)	—	—	—	—	—	—	5,544	5,544	5,544
Transfer to income statement of other-than-temporary impairment:	—	—	—	—	—	—	137	137	137

Comprehensive income									$35,492

Stock option exercises	2,121,570	21	9,060	—	—	—	—	9,081
Restricted stock units vesting	125,438	1	(1)	—	—	—	—	—
Performance-based restricted stock units vesting	351,930	3	(3)	—	—	—	—	—
Stock-based compensation (stock options)	—	—	426	—				426
Stock-based compensation (restricted stock units)	—	—	19	—	—	—	—	19
Stock-based compensation (performance-based restricted stock units)	—	—	3,516	—	—	—	—	3,516
Excess tax benefit from stock-based compensation	—	—	2,591	—	—	—	—	2,591
Repurchase of common stock	(244,300)	—	—	(1,953)	—	—	—	(1,953)
Retirement of escrow shares returned	(648,769)	(6)	(3,624)	—	(2)	—	—	(3,632)

Balance at December 31, 2007	44,781,903	$450	$207,865	($1,953)	($31,018)	$13,874	$18,570	$207,788
Net income	—	—	—	—	18,790	—	—	18,790	$18,790
Statutory reserve	—	—	—	—	(3,338)	3,338	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,486	6,486	6,486
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1,220	—	—	—	—	—	—	(3,646)	(3,646)	(3,646)
Net unrealized gains on available-for-sale investments, net of tax effects of $1,377	—	—	—	—	—	—	(8,001)	(8,001)	(8,001)
Transfer to income statement of other-than-temporary impairment:	—	—	—	—	—	—	4,684	4,684	4,684

Comprehensive income									$18,313

Stock option exercises	585,951	6	3,947	—	—	—	—	3,953
Restricted stock units vesting	122,137	1	(1)	—	—	—	—	—
Performance-based restricted stock units vesting	731,879	7	(7)	—	—	—	—	—
Stock-based compensation (stock options)	—	—	13	—	—	—	—	13
Stock-based compensation (restricted stock units)	—	—	600	—	—	—	—	600
Stock-based compensation (performance-based restricted stock units)	—	—	2,949	—	—	—	—	2,949
Excess tax benefit from stock-based compensation	—	—	582	—	—	—	—	582
Repurchase of common stock	(2,755,700)	—	—	(25,796)	—	—	—	(25,796)

Balance at December 31, 2008	43,466,170	$464	$215,948	($27,749)	($15,566)	$17,212	$18,093	$208,402

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income	Total	Compre- hensive Income (Loss)
	Shares	Amount
Net income	—	—	—	—	35,859	—	—	35,859	$35,859
Statutory reserve	—	—	—	—	(5,094)	5,094	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	58	58	58
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of nil	—	—	—	—	—	—	(1,210)	(1,210)	(1,210)
Net unrealized gains on available-for-sale investments, net of tax effects of $(388)	—	—	—	—	—	—	3,271	3,271	3,271

Comprehensive income									$37,978

Stock option exercises	2,259,397	23	18,239	—	—	—	—	18,262
Restricted stock units vesting	124,300	1	(1)	—	—	—	—	—
Performance-based restricted stock units vesting	1,265,954	13	(13)	—	—	—	—	—
Stock-based compensation (restricted stock units)	—	—	820	—	—	—	—	820
Stock-based compensation (performance-based restricted stock units)	—	—	9,845	—	—	—	—	9,845

Balance at December 31, 2009	47,115,821	$501	$244,838	($27,749)	$15,199	$22,306	$20,212	$275,307

See the accompanying notes to condensed financial information.

ASIAINFO HOLDINGS, INC.

Schedule 1—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$35,859	$18,790	$23,627
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,665	3,562	3,961
Equity in earnings of subsidiaries and affiliates	(34,187)	(11,969)	(19,385)
Impairment Loss of investment	—	75	137
Allowance for bad debt	—	320	210
Excess tax benefit from share-based compensation	—	(582)	(1,179)
Changes in operating assets and liabilities
Accounts receivable	(56,428)	445	47
Inventories	(175)	(2,423)	—
Amount due from subsidiaries and affiliates	(12,601)	(4,992)	2,044
Prepaid expenses and other current assets	777	(2,513)	796
Accounts payable	60,166	1,103	(425)
Accrued expenses	421	519	(601)
Deferred revenue	(1,518)	1,502	(129)
Other current liabilities	610	(211)	(292)

Net cash provided by operating activities	3,589	3,626	8,811

Cash flows from investing activities:
Decrease (increase) in restricted cash	6,336	2,999	(2,603)
Purchases of held to maturity securities	(2,000)	—	(1,537)
Proceeds from sales of available for sale securities	—	1,620	22,921
Increase in long-term investment	(2,800)	—	(7,000)

Net cash provided by investing activities	1,536	4,619	11,781

Cash flows from financing activities:
Proceeds from exercise of stock options	18,176	3,953	9,082
Repurchase of common stock	—	(25,796)	(1,953)
Excess tax benefit from share-based compensation	—	582	1,179

Net cash (used in) provided by financing activities.	18,176	(21,261)	8,308

Net increase (decrease) in cash and cash equivalents:	23,301	(13,016)	28,900
Cash and cash equivalents at beginning of year	38,217	51,233	22,333

Cash and cash equivalents at end of year	$61,518	$38,217	$51,233

See the accompanying notes to condensed financial information.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. Basis for preparation

The condensed financial information of AsiaInfo Holdings, Inc. (“AsiaInfo”) has been prepared using the same accounting policies as set out in AsiaInfo’s consolidated financial statements, except that AsiaInfo used the equity method to account for investments in its subsidiaries and variable interest entities.

2. Investments in subsidiaries and variable interest entities

AsiaInfo and its subsidiaries and variable interest entities are included in the consolidated financial statements where the inter-company balances and transactions are eliminated upon consolidation. For the purpose of AsiaInfo’s stand-alone financial statements, its investments in subsidiaries and variable interest entities are reported using the equity method of accounting. AsiaInfo’s share of income and losses from its subsidiaries and variable interest entities is reported as earnings from subsidiaries and variable interest entities in the accompanying condensed financial information of AsiaInfo.

3. Income taxes

AsiaInfo is incorporated in the State of Delaware, in the US and is subject to US federal and state income taxes.