Form 10-K/A
period 2009-12-31
ASIAINFO HOLDINGS INC
filed 2010-04-30
CIK 1100969

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 47,318,059 at April 21, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of AsiaInfo Holdings, Inc., its subsidiaries and consolidated variable interest entities (“AsiaInfo,” the “Company,” “we,” “us,” and “our”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010 (the “Original Filing”).

We are filing this Amendment No. 1 to amend and restate Part III (Items 10, 11, 12, 13 and 14) of the Original Filing to include the information required by but not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. We are also including as exhibits the currently dated certifications on Exhibits 31.1 and 32.1 by our Chief Executive Officer and Exhibits 31.2 and 32.2 by our Chief Financial Officer. We are also making conforming changes to the cover page and the exhibit index to this Amendment.

Except as described in this explanatory note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 16, 2010.

ASIAINFO HOLDINGS, INC.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

Except for historical information, the statements contained in this Amendment and in other reports and statements released by us that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed in the statements. All forward-looking statements included in this Amendment are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially are the factors discussed under the caption “Risk Factors” in Part I, Item 1A of the Original Filing.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth certain information with respect to our current Board of Directors, or the Board:

Board of Directors	Age	Position

James Ding	44	Chairman of the Board and Board Member
Steve Zhang	46	President, Chief Executive Officer and Board Member
Tao Long	57	Board Member
Yungang Lu	46	Board Member
Davin A. Mackenzie	49	Board Member
Thomas J. Manning	54	Board Member
Edward Tian	46	Board Member

James Ding has served as the Chairman of our Board since April 1, 2003 and has served as a member of our Board since our inception. Mr. Ding is currently a general partner of GSR Ventures, a role in which he has served since June 2005. He also has served as Chairmen of Board of United ITV, Inc. since September 2004 and independent director of Baidu.com, Inc. since August 2005. He served as our Chief Executive Officer from May 1999 until April 2003. He was also our Senior Vice President for Business Development and Chief Technology Officer from 1997 to 1999. Prior to that, from 1993 to 1997, Mr. Ding was our Senior Vice President and Chief Technology Officer. Mr. Ding received an M.S. in Information Science from the University of California, Los Angeles in 1990. Mr. Ding is also a graduate from the Executive Program of Haas Business School at University of California, Berkeley. Mr. Ding has extensive executive experience and provides strong financial and operational expertise to our Board.

Steve Zhang has been our President and Chief Executive Officer, as well as a member of our Board since May 2005. Mr. Zhang joined AsiaInfo in December 1999 as Vice President for Software and went on to hold several prominent positions in AsiaInfo, including head of our Software Products Strategic Business Unit, General Manager of our Operations Support Systems Strategic Unit, as well as Chief Technology Officer and Acting General Manager of our China Mobile Customer Account. Most recently, Mr. Zhang served as President and CEO of AsiaInfo Technologies, a wholly-owned subsidiary of AsiaInfo. During the ten years before he joined AsiaInfo, Mr. Zhang worked for several successful companies in Silicon Valley, including Blue Martini Software, Inc., Hyperion Solutions, Inc., Arbor Software, Versant Object Technology, Inc. and Sun Microsystems. Mr. Zhang received an M.S. in Computer Science from Rice University and a Doctorate in Information Science from the University of Pisa, Italy. Mr. Zhang has extensive executive experience with technology companies and provides our Board with valuable insight regarding our products and services, as well as future strategic opportunities and technological needs of AsiaInfo and our industry.

Tao Long has served as a member of our Board since January 2003. He founded and has served as Chairman of Beijing Investment Consultants, Inc. since 1991. Mr. Long also worked for KPMG LLP as an auditor in the field of auditing and financial analysis from 1987 to 1989. Mr. Long has been an Associate Professor at Central University of Finance & Economics since 1992. Mr. Long received an M.S. in Accounting from the Institute of Public Finance Science Research of the Ministry of Finance in 1985 and a Bachelor of Economics Science degree in Planning and Statistics from Inner Mongolia University in 1982. Mr. Long has extensive accounting experience and expertise in auditing practices and risk management programs and policies and provides our Board with a valuable resource for assessing and managing risks and planning for corporate strategy.

Yungang Lu has served as a member of our Board since July 2004. Mr. Lu is now Managing Director of Seres Asset Management Limited, an investment manager based in Hong Kong. Mr. Lu also serves as a board director of the following listed companies: China Techfaith Wireless Communication Technology Ltd., Enerchina Holdings Ltd. and China Cord Blood Corporation. Prior to Seres, during 2004-2009 Mr. Lu was a Managing Director of APAC Capital Advisors Limited, a Hong Kong-based investment manager specialized in Greater China equities. Mr. Lu was a research analyst with Credit Suisse First Boston (Hong Kong) during 1998-2004, where his last position was the head of China Research. Before moving to CSFB, he worked as an equity analyst focused on regional infrastructure at JP Morgan Securities Asia in Hong Kong. Mr. Lu received a B.S. degree in Biology from Beijing University, an M.S. in Biochemistry from Brigham Young University and Ph.D. in Finance from the University of California, Los Angeles. Mr. Lu has extensive experience in corporate finance and risk assessment and management and provides valuable public company expertise to our Board.

Davin A. Mackenzie has served as a member of our Board since August 2004. Mr. Mackenzie is currently the founder and Managing Director of Brocade Capital Limited, an investment advisory firm. Mr. Mackenzie has served as a member of the audit committee of The9 Limited, an online gaming company, from 2005 to the present. Previously, he was the Managing Director and Beijing Office Chief Representative of Arctic Capital Limited, a private equity firm focused on Asian growth capital and mid-market buyout investments. Before joining Arctic Capital, he was with Peak Capital for eight years, a boutique private equity firm focused on Greater China. Prior to Peak Capital, Mr. Mackenzie served for seven years with the International Finance Corporation, the private investment arm of the World Bank, including four years as the Country Manager for China and Mongolia, and was a senior associate at Mercer Management Consulting in Washington, D.C., and a manager in the First National Bank of Boston in Taipei, Taiwan. Mr. Mackenzie graduated from Dartmouth College with a B.A in Government and from the University of Pennsylvania with both an M.B.A from the Wharton School and an M.A. in International Studies. He has also completed the World Bank Executive Development Program at the Harvard Business School in Boston, Massachusetts. Mr. Mackenzie has extensive experience in corporate finance, international banking, financial reporting and mergers and acquisitions. His leadership abilities and experience in Asia will enable him to make a meaningful contribution to our Board.

Thomas J. Manning has been a member of our Board since October 2005. Mr. Manning currently serves as Chairman of China Board Directors Limited, a board advisory firm based in Hong Kong, and as CEO of Indachin Limited, a venture management firm based in Hong Kong. He also serves as an independent director of Bank of Communications, a Hong Kong Stock Exchange (HKSE) listed company which is the fifth largest bank in China, as an independent director of Gome Electrical Appliances Company, one of the largest retailers in China and a HKSE-listed company, and as a director of several private enterprises in China. Mr. Manning previously served as a director of Bain & Company where he was also a member of Bain’s China Board and head of Bain’s information technology strategy practice in Silicon Valley and Asia. Prior to commencing employment with Bain, Mr. Manning was Global Managing Director of the Strategy & Technology Business of Capgemini, CEO of Capgemini Asia Pacific and CEO of Ernst & Young Consulting Asia Pacific, where he led the development of consulting and IT service and outsourcing businesses across Asia. Mr. Manning received a B.A. in East Asian Studies with honors from Harvard University and an M.B.A from Stanford University. Mr. Manning has extensive experience in corporate finance, strategic planning and international operations and provides valuable insight on business strategy development and strategic partnerships to our Board.

Edward Tian has served as a member of our Board since our inception. Dr. Tian is currently the founder and Chairman of China Broadband Capital Partners, L.P., one of the first Chinese TMT sector focused private equity funds. Dr. Tian has also served as an independent director of MasterCard International since April 2006, a senior advisor of Kohlberg Kravis Roberts & Co. since November 2006, an independent director of Lenovo Group Limited since August, 2007, a non-executive director and Chairman of Media China Limited (formerly known as Asian Union New Media (Group) LTD) since April 2008 and an independent director of Taikang Life Insurance Company Limited since July 2008. From April 2002 to May 2006, he served as Chief Executive Officer of China Netcom (Group) Company Limited (formerly known as China Netcom Corporation Ltd.) and Vice President of China Network Communication Group Corporation. His other directorships include serving as a Director of China Netcom Group between 2001 and May 2006 and Vice Chairman of PCCW Limited from 2005 to 2007. Prior to joining China Netcom Group in 2002, Dr. Tian and James Ding co-founded AsiaInfo in Dallas, Texas in 1993 and Dr. Tian served as our President through May 1999. Dr. Tian received a Master of Science degree from the Graduate School of the Chinese Academy of Science in Beijing and a Ph.D. in Environmental Management from Texas Tech University. Mr. Tian’s long-standing history with us and his extensive understanding of the telecommunications industry provide our Board a valuable resource for assessing and managing risks and developing our corporate strategies.

Board’s Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, regulatory risks, and others. Management is responsible for the day-to-day management of risks the company faces, while our Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board believes that establishing the right “tone at the top” and that full and open communication between management and our Board are essential for effective risk management and oversight. Our Chairman meets regularly with our President and Chief Executive Officer and other senior officers to discuss strategy and risks facing AsiaInfo. Senior management attends the quarterly Board meetings and is available to address any questions or concerns raised by our Board on risk management-related and any other matters. Each quarter, our Board receives presentations from senior management on strategic matters involving our operations. Our Board holds strategic planning sessions with senior management to discuss strategies, key challenges, and risks and opportunities for AsiaInfo.

While our Board is ultimately responsible for risk oversight at our company, our three Board committees assist our Board in fulfilling its oversight responsibilities in certain areas of risk as further set forth below. Our board committees report to our Board on significant risks and other matters.

Committees

The following table provides the current membership of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Each member of these committees is an “independent director,” using the definition of that term in the listing standards of The NASDAQ Stock Market.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Yungang Lu	Davin A. Mackenzie	Tao Long
Tao Long	James Ding	Yungang Lu
Davin A. Mackenzie	Edward Tian	James Ding

Audit Committee. Our Audit Committee currently consists of Messrs. Lu (Chair), Long and Mackenzie. Our Audit Committee falls within the definition of “audit committee” under Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or the Exchange Act. In addition to meeting The NASDAQ Stock Market’s tests for director independence, directors on our Audit Committee must meet two basic criteria set forth in the rules promulgated by the SEC. First, Audit Committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from AsiaInfo or an affiliate of AsiaInfo, other than in the member’s capacity as a member of our Board and any Board committee. Second, a member of our Audit Committee may not be an affiliated person of AsiaInfo or any subsidiary of AsiaInfo apart from his or her capacity as a member of our Board and any Board committee. Our Board has determined that each member of our Audit Committee meets these independence requirements, in addition to the independence criteria established by The NASDAQ Stock Market. In addition, our Board has determined that each member of our Audit Committee is an “Audit Committee Financial Expert” as defined by the SEC in Item 407(d) of Regulation S-K. Our Audit Committee assists our Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements, and, in accordance with The NASDAQ Stock Market requirements, discusses policies with respect to risk assessment and risk management. Our Audit Committee’s primary duties and responsibilities include:

•

appointing and retaining our independent registered public accounting firm, approving all audit, review, and other services to be provided by our independent registered public accounting firm and determining the compensation to be paid for such services;

•	overseeing the integrity of our financial reporting process and systems of internal controls regarding accounting and finance;

•	overseeing the qualification, independence, and performance of our independent registered public accounting firm;

•	reviewing and, if appropriate, approving any related party transactions; and

•	monitoring compliance with legal and regulatory requirements.

Compensation Committee. Our Compensation Committee currently consists of Messrs. Mackenzie (Chair), Tian and Ding. Our Compensation Committee administers our stock option plans and stock incentive plans and makes recommendations concerning salaries and incentive compensation for our employees (including officers). Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee currently consists of Messrs. Long (Chair), Lu and Ding. Our Nominating and Corporate Governance Committee makes recommendations to our Board regarding the nomination of candidates to stand for election or re-election as members of our Board, evaluates our Board’s performance, provides oversight of corporate governance and ethical standards and establishes and administers Board committee member compensation policy. Our Nominating and Corporate Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the management of risks associated with board organization, membership and structure, succession planning for our directors and executive officers, and corporate governance.

Director Nomination

We have adopted Corporate Governance Guidelines that address the composition of our Board, criteria for Board membership and other Board governance matters. The Corporate Governance Guidelines set out our director nomination process. A copy of our Corporate Governance Guidelines is available on the Investor Relations section of our website at www.asiainfo.com.

Our Nominating and Corporate Governance Committee annually evaluates our Board and its committees, and the needs of our Board for various skills, experience, expected contributions and other characteristics, in determining the director candidates to be nominated at the annual meeting of stockholders. Our Nominating and Corporate Governance Committee evaluates candidates for directors proposed by directors, stockholders or management in light of our Nominating and Corporate Governance Committee’s views of the current needs of our Board for certain skills, experience or other characteristics, the candidate’s background, skills, experience, other characteristics and expected contributions and the qualification standards established from time to time by our Nominating and Corporate Governance Committee. While we do not have a formal diversity policy, our Nominating and Corporate Governance Committee seeks to have directors representing a range of experiences, qualifications, skills and backgrounds, consistent with its goal of creating a board of directors that best serves the needs of our company and the interest of our stockholders. If our Nominating and Corporate Governance Committee believes that our Board requires additional candidates for nomination, our Nominating and Corporate Governance Committee may engage, as appropriate, a third-party search firm to assist in identifying qualified candidates. Our Nominating and Corporate Governance Committee also considers candidates for our Board membership proposed by our stockholders. Any such proposals should be made in writing to AsiaInfo Holdings, Inc., 4th Floor, Zhongdian Information Tower, 6 Zhongguancun South Street, Haidian District, Beijing 100086, PRC, Attention: Legal Department. All nominees will submit a completed form of directors’ and officers’ questionnaire as part of the nominating process. The process may also include interviews and additional background and reference checks for non-incumbent nominees, at the discretion of our Nominating and Corporate Governance Committee. In making the determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints as well as the benefits of a constructive working relationship among directors.

Code of Ethics

In 1999 we adopted a code of ethics, or Code, which applies to all of our employees. In 2003, we conducted a thorough review and update of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Corporate Governance section of our website, which can be accessed at www.asiainfo.com. The information contained on our website is not incorporated by reference into this Amendment.

Communications by Stockholders with Directors

Stockholders may communicate with any and all of our directors by transmitting correspondence by mail, facsimile or email, addressed as follows:

Chairman of the Board

or Board of Directors

c/o Corporate Secretary

AsiaInfo Holdings, Inc.

4th Floor, Zhongdian Information Tower

6 Zhongguancun South Street, Haidian District

Beijing 100086, China

Fax: +8610 8216 6655 or

Email Address: shanhua@asiainfo.com

Our Corporate Secretary maintains a log of such communications and transmits as soon as practicable such communications to the identified director addressee(s), unless there are safety or security concerns that mitigate against further transmission of the communications, as determined by the Corporate Secretary. Our Board or individual directors so addressed shall be advised of any communication withheld for safety or security reasons as soon as practicable. The Corporate Secretary shall relay all communications to directors absent safety or security issues.

Executive Officers

The following table sets forth certain information with respect to our current executive officers:

Executive Officers	Age	Position

Steve Zhang	46	President and Chief Executive Officer
Wei Li	41	Vice President and Chief Financial Officer
Feng Liu	38	Vice President and General Manager of Research & Development of AsiaInfo Technologies Division
Jian Qi	49	President and Chief Executive Officer of Lenovo-AsiaInfo Division
Yadong Jin	40	Vice President and General Manager of Marketing

For biographical summaries of Steve Zhang, please see the section headed “Board of Directors” above.

Wei Li has been our Chief Financial Officer since January 19, 2009. Ms. Li previously served as the Chief Financial Officer of Sony Ericsson China in Beijing. From 2003 to 2007, Ms. Li served in various roles at Dell Inc. in both China and the United States. Ms. Li holds a MBA from The Wharton School at the University of Pennsylvania, a M.S. in accounting from the American University Kogod School of Business and a B.S. in economics from Shanghai Jiao Tong University. Ms. Li has been a Certified Public Account in the state of Maryland since 1997.

Feng Liu has been Vice President of our AsiaInfo Technologies Division and General Manager of the division’s research and development department since June 2005. Prior to that, from 1996 to 2005, he was our Chief Director of Software Development and the Assistant General Manager of our research and development department, responsible for the development and design of several of our core software products. Mr. Liu received a B.S. in Engineering Mechanics from Tsinghua University in 1995.

Jian Qi has been President and Chief Executive Officer of our Lenovo-AsiaInfo Division since January 2006. Prior to that, beginning in 2000, he served as Vice President of our AsiaInfo Technologies Division and General Manager of our China Unicom Business Unit. Mr. Qi joined AsiaInfo in 1995 as an engineer and, in 1999, was promoted to Vice President, Sales for the Northern China region. Mr. Qi graduated from the Communication Engineering Institute of China’s People’s Liberation Army.

Yadong Jin has been our Vice President and General Manager of Marketing since November 2008. Prior to joining AsiaInfo, Mr. Jin served as the Consultation Director of Hewlett-Packard Development Company from 2005 to 2008. Mr. Jin holds an EMBA from the Peking University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires AsiaInfo’s executive officers and directors, and persons who own more than 10% of a registered class of AsiaInfo’s equity securities, to file certain reports regarding ownership of, and transactions in, AsiaInfo’s securities with the SEC. Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish AsiaInfo with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, AsiaInfo believes that for the year ended December 31, 2009, all reporting persons complied with Section 16(a) filing requirements except that a Form 4 for Mr. Feng Liu was not timely filed to report a transaction that occurred on November 5, 2009.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of those policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the detailed information presented in the tables below under the heading “Compensation Paid to Named Executive Officers.” The tables that you find in this Amendment contain specific information about the compensation earned or paid in 2007, 2008 and 2009 to the following individuals, including our Chief Executive Officer, or CEO, our Vice President and Chief Financial Officer, our former Vice President and Chief Financing Officer who resigned on January 19, 2009, and our three other most highly-compensated executive officers, whom we also refer to as our “named executive officers”:

•	Steve Zhang, President and Chief Executive Officer

•	Wei Li, Vice President and Chief Financial Officer

•	Eileen Chu, Former Vice President and Chief Financial Officer

•	Jian Qi, President and Chief Executive Officer — Lenovo-AsiaInfo Division

•	Feng Liu, Vice President and General Manager of Research and Development — AsiaInfo Technologies Division

•	Yadong Jin, Vice President and General Manager of Marketing

Overview of Compensation Program

Our Compensation Committee has responsibility for establishing, implementing and monitoring adherence to our compensation philosophy and objectives. Our Compensation Committee is responsible for ensuring that the total compensation paid to our executive officers is fair, reasonable and competitive. Our compensation decisions with respect to executive officer salaries, annual incentives and long-term incentive opportunities are influenced by (a) the officer’s level of responsibility and function; (b) the overall financial performance of AsiaInfo and, in some cases, the officer’s business unit; and (c) our assessment of the competitive marketplace, including other peer companies.

Compensation Philosophy and Objectives

All of our compensation programs, including our executive compensation programs, are designed to attract and retain key employees in the highly competitive information technology software and services marketplace in China. Our executive compensation programs are also designed to motivate our executives to achieve and reward them for superior performance in attaining corporate and individual objectives that create stockholder value. Different programs, including both cash and stock-based compensation, are geared toward short- and long-term performance, respectively, with the goal of aligning employee interests with stockholder interests and increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and creating an environment of goals, reward and expectations. Our Compensation Committee also monitors our compensation policies and practices to ensure they do not incentivize excessive risk-taking or other unintended risks that are reasonably likely to have a material adverse effect on us. Finally, we endeavor to ensure that our compensation programs are viewed as fundamentally fair to our stockholders.

Compensation Programs and Process

Elements of compensation for our named executive officers include base salary, non-equity incentive compensation, long-term equity incentive awards, pension plan, health, disability and life insurance and certain other perquisites. We use salary as the base amount necessary to match our competitors for executive talent. We utilize cash incentive payments to reward performance achievements over the course of a one-year horizon and we use equity incentive awards to reward long-term performance, with excellent corporate performance and extended tenure producing potentially significant value for our named executive officers. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value, and encourages executive recruitment and retention.

Our Compensation Committee is responsible for establishing, implementing and monitoring the compensation of our named executive officers. Our Compensation Committee meets outside the presence of all executive officers, including the named executive officers, to consider appropriate compensation for our CEO. Our Compensation Committee conducts its analysis with input from our Human Resources, or HR, department, which receives comparative salary data generated from participation in annual benchmarking compensation surveys, or the Salary Surveys, administered by Mercer Human Resource Consulting LLC, or Mercer, and Taihe Business Management Consulting Co. Ltd., or Taihe, each of which are independent consulting firms.

When making compensation decisions, our Compensation Committee analyzes the dollar amount of each component of the executive officer’s compensation, including current cash compensation (base salary and non-equity plan incentive compensation), long-term equity incentive program compensation, and any other compensation.

Steve Zhang, our CEO, is responsible for conducting an annual review of each other named executive officer’s performance and recommending the appropriate base salary and other forms of compensation for such officer to our Compensation Committee. Mr. Zhang receives base salary recommendations from our HR department based on the Salary Surveys described above. In addition, Mr. Zhang recommends annual performance milestones for each other named executive officer for the purpose of determining annual non-equity incentive compensation. Finally, Mr. Zhang recommends to our Compensation Committee the number of equity awards to be granted to each other named executive officer as long-term equity compensation.

Mr. Zhang’s base salary is set by our Compensation Committee, which analyzes the Salary Surveys to ensure that his pay is competitive. Our Compensation Committee also determines Mr. Zhang’s equity and non-equity incentive compensation based on corporate performance milestones which are set by our Compensation Committee. Finally, our Compensation Committee grants long-term equity awards to Mr. Zhang and considers Mr. Zhang’s recommendations for long-term equity awards to other named executive officers.

Except as set forth below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, or between cash and non-cash compensation. However, our philosophy is to pay our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to AsiaInfo. In general, we typically make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior. We attempt to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if AsiaInfo performs well over time.

We choose to pay each element of compensation in order to attract and retain necessary talent, reward annual performance (on an individual, business unit and enterprise-wide basis) and provide incentives for achieving long-term strategic goals as well as short-term objectives. The amount of each element of compensation is determined by our Compensation Committee in consultation with our CEO with respect to the other named executive officers, and, with respect to the CEO, by our Compensation Committee. Compensation decisions for all named executive officers take into account the following factors:

•	Performance against corporate and individual objectives for the previous year;

•	Value of skills and capabilities to support our long-term performance;

•	Performance of general management responsibilities; and

•	Contribution as a member of our executive management team.

Base Salary

Base salary levels for our named executive officers are intended to compensate executives competitively within the information technology marketplace in China. Base salary rewards core competence in an executive role relative to an officer’s skills, experience and contributions to our business. Base salaries are determined on an individual basis by evaluating each executive officer’s scope of responsibility, past performance, and data on prevailing compensation levels in an appropriate market comparison group. Each year our HR department participates in two salary surveys, which collect compensation data, including base salary statistics, from “peer” companies in the IT, software and telecommunications industries. The survey conducted by Taihe covers Chinese companies in the IT industry (including, for example, Linkage, Amdocs, Neusoft, Huawei, Lenovo, Digital China, Datang Mobile and ZTE Corporation), while the participants in the Mercer survey are primarily Chinese subsidiaries of foreign-owned businesses (including, for example, Oracle, Cisco Systems, EMC Beijing, HP Beijing, IBM Beijing, Motorola Beijing, NCR Beijing and Microsoft Beijing). We generally receive results from the Salary Surveys during the second quarter of each year and begin to analyze base salary adjustments at that time. Assuming that a named executive officer has achieved satisfactory individual performance, our general approach is to compensate named executive officers at or near (a) the 50th percentile of salaries of executives with similar roles at comparable companies that participate in the Mercer Salary Survey, and (b) the 80th or 90th percentile of salaries of executives with similar roles at comparable companies that participate in the Taihe Salary Survey. We use a lower percentile benchmark when analyzing the Mercer Salary Survey, in general, because the base salaries paid to executives at foreign-owned companies are substantially higher than those paid to their counterparts at Chinese-owned companies. We believe that these percentile benchmarks for base salaries, in combination with the other elements of compensation discussed below, provide the minimum cash compensation level that would allow us to attract and retain talented officers. We believe that, given the industry in which we operate and the corporate culture that we have created, base compensation at this level is sufficient to retain our existing named executive officers and to hire new executive officers when and as required.

After considering job performance and marketplace competitiveness, the base salaries of our named executive officers for 2009 remained the same as those in effect at the end of 2008. The salary levels fixed in 2009 for our named executive officers are reflected in the “Summary Compensation Table” below. We believe that the base salary paid to our named executive officers during 2009 achieves our objectives, compares favorably to our peer group and is within our target of providing a base salary at the market median (with respect to international competitors) and at the higher range of the market with respect to our Chinese competitors.

Non-Equity Incentive Compensation

In 2009 we adopted various non-equity incentive compensation programs, also referred to as ICPs, which are designed to reward our named executive officers with an opportunity to earn annual cash bonuses based both on AsiaInfo’s achievement of certain pre-established performance goals as well as the performance of the individual named executive officer’s functional business unit or department, as the case may be. We anticipate that we will continue to establish similar ICPs on an annual basis for succeeding years. The goals for our company-wide and individual measures are established so that target attainment is not assured under any ICP. The attainment of payment for performance at target or above requires significant effort on the part of our executives. Details on how payments were calculated under these plans in 2009 for our named executive officers are set forth below. While we do not target annual bonus opportunities at any particular percentage of total compensation, we target bonuses for our named executive officers at 25%-67% of their respective base salary.

For 2009, our Compensation Committee determined, with input from our HR department, to base our CEO’s incentive compensation on our achievement of Board-established targets for net revenue and operating profits. These financial goals were set by our Board in April 2009. Our Compensation Committee believes that net revenues (meaning our GAAP revenue net of hardware costs) are an appropriate measure of our overall growth while operating profit is a valid indicator of cost-effectiveness. Both of these elements are weighted equally in determining Mr. Zhang’s incentive compensation for 2009. We first determine our percentage achievement for each financial target and then multiply the aggregate achievement percentage by Mr. Zhang’s target incentive compensation, which, for 2009, equaled 42.8% of his base salary. No incentive compensation is payable to Mr. Zhang if the aggregate achievement percentage for these two performance goals falls below 75%.

Our named executive officers, other than our CEO, received non-equity incentive compensation awards pursuant to the following ICPs, each of which was established in March of 2009:

•

The 2009 Employee Incentive Program of AsiaInfo’s Functional Departments, or the 2009 EIP, governs non-equity incentive compensation for Wei Li, our Chief Financial Officer and Eileen Chu, our former Chief Financial Officer. Awards under the 2009 EIP are payable based on the following equally-weighted factors: (i) AsiaInfo’s achievement of targets for net revenue and operating profits, which goals were set by our Compensation Committee in March 2009, and (ii) the applicable functional department’s satisfaction of certain performance measures which were established by our CEO in early 2009. These non-financial objectives may change from year to year as our business and departmental priorities evolve. Our CEO recommended and our Compensation Committee determined all incentive compensation payable under the 2009 EIP to Ms. Wei Li and Ms. Eileen Chu. In order to determine incentive compensation payable under the 2009 EIP, the target realization bonus for all employees of an individual functional department, which equals 25-42.8% of such employees’ aggregate base salaries, is multiplied by that department’s aggregate achievement percentage of all of its goals. No incentive compensation is payable to any member of a functional department if the department’s overall achievement percentage is below 75%. Achievement percentages are calculated based on the overall achievement of our net revenue and operating profit targets, as well as the achievement of comparable targets within the employee’s department. The bonus pool allocable to a department is then further allocated among individual employees by the head of each department, and our CEO determines the amount allocable to each individual department head.

•

The 2009 AsiaInfo Performance Incentive Plan (Non-Sales), or the 2009 PIP, establishes the incentive pay components for two of our named executive officers, Feng Liu, Vice President and General Manager of Research and Development of AsiaInfo Technologies Division and Yadong Jin, Vice President and General Manager of Marketing. Under the 2009 PIP, various business unit and functional heads are awarded incentive cash compensation based upon (i) a 20% weighting accorded to AsiaInfo’s achievement of certain net revenue and marginal profit targets, which goals were set by our Compensation Committee in March 2009, and (ii) an 80% weighting accorded to the achievement of certain performance goals, which are, in the case of the research and development, or R&D, department, largely measured by contribution to various business units; in the case of our marketing department, measured by AsiaInfo’s net sales revenue, leading ability on our pre-sales solutions to our clients and the satisfaction of our internal clients. The contribution of our R&D department to the customer-focused business units within our AsiaInfo Technologies division is, in turn measured by considering the achievement of performance goals by those units in combination with the percentage of R&D cost allocable to those business units. Because our R&D department plays such a critical role in supporting these units, we believe that it is appropriate, in large part, to align incentive compensation for our R&D department by looking at a combination of the success of each business unit that it contributes to and the amount of resources it devotes to that business unit. A bonus pool for our R&D department is established by multiplying the overall achievement percentage of the department by a target incentive pool equal to 42.8% of all R&D employees’ base salaries, in the aggregate. No bonuses are payable if our R&D department’s achievement percentage is less than 75%. The resulting bonus pool allocable to our R&D department is distributed to individual employees by the head of R&D, Mr. Liu. Our CEO determines the incentive compensation payable to Messrs. Liu and Jin.

•

The 2009 Lenovo Security Appraisal and Incentive Program, or the 2009 LIP, governs the incentive awards payable to certain executives, including Jian Qi, President and Chief Executive Officer of our Lenovo-AsiaInfo division. Under the 2009 LIP, Mr. Qi received incentive payments based on three performance tests for the division, including net revenue, contribution profit of our Lenovo-AsiaInfo division, and days’ sales outstanding, with each target set by our Compensation Committee in March 2009. While most of our other named executive officers have duties and responsibilities relating to all of AsiaInfo’s operations, Mr. Qi’s efforts are focused on our Lenovo-AsiaInfo division, and therefore we believe it is appropriate to base his bonus opportunities on performance goals relating to the results of that division. Mr. Qi’s target incentive compensation is approximately 67% of his base salary, and his bonus is derived by multiplying that target incentive figure by the overall achievement percentage for the Lenovo-AsiaInfo division for the three performance targets described above. Mr. Qi’s target incentive compensation reflects our policy of making incentive compensation a higher proportion of the total compensation package with respect to employees who head business divisions, as compared to employees who head functional departments.

•

All of our employees, including the named executive officers, are eligible to participate in the 2009 Profit Sharing Program, or the 2009 PSP. The 2009 PSP is designed to allow non-sales employees to share in the profits generated by the business units within the telecommunications division, as well as our training center, AsiaInfo Academy. To the extent that each of these units achieves its annual net income target, the excess difference between the actual marginal profit and the target profit of that business unit is divided between AsiaInfo Technologies and the business unit on a 70/30 basis. Upon approval of our Compensation Committee, ten percent of each business unit’s profit allocation is awarded to our CEO. 70% of each business unit’s profit is allocated to that business unit for further distribution among its employees and the remainder is allocated for company-wide distribution by our CEO.

Long-Term Equity Incentive Program

We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our equity compensation plans have been established and implemented to provide certain of our employees, including our named executive officers, with incentives to help align those employees’ interests with those of our stockholders. Our Compensation Committee believes that this use of equity awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines and our equity compensation plans have historically provided the principal method for our executive officers to acquire equity interests in AsiaInfo.

Before 2005, we generally provided long-term equity incentives to our named executive officers, and to other employees, through the grant of stock options under our stock option plans. Stock options were generally granted at an exercise price equal to 100% of the fair market value of our common stock on the date of grant, with a ten-year term and generally subject to a four-year vesting period. Stock options were generally granted to our named executive officers upon their acceptance of employment with AsiaInfo. In addition, our Compensation Committee generally granted stock options to our named executive officers at the beginning of each fiscal year, based on long-term strategic and performance objectives and each executive officer’s anticipated contributions to AsiaInfo’s future performance. When determining the number of stock options to be awarded to an executive officer, our Compensation Committee considered the executive officer’s current contribution to AsiaInfo’s performance, the executive officer’s anticipated contribution in meeting AsiaInfo’s long-term strategic performance goals, and comparisons to formal and informal surveys of executive stock option grants made by similarly-situated information technology companies in China. On October 24, 2005, our Compensation Committee approved the acceleration of vesting of approximately 2.1 million unvested stock options previously awarded to employees, officers and members of our Board under our 2000 Stock Option Plan and 2002 Stock Option Plan. The primary purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with the adoption of FASB Statement No. 123R, “Share-Based Payment,” now known as Accounting Standards Codification, or ASC, Topic 718, in 2006.

In 2005, pursuant to the AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, or the 2005 Incentive Plan, we began to implement a policy of granting restricted stock units, instead of stock options, to our directors, officers and employees.

On November 20, 2006, our Compensation Committee approved grants of performance-based restricted stock units, or PSUs, to key employees, managers and executive officers under the 2005 Incentive Plan. The PSUs vest based on, and are allocated among, five different performance goals and are, in some cases, also subject to certain holding periods. For a description of the vesting criteria of the PSUs, see the discussion below under the heading “Terms of Performance Stock Units.”

At our Annual Meeting of Stockholders on April 22, 2008, our stockholders approved and ratified the AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, or the 2008 Incentive Plan. The purpose of the 2008 Incentive Plan, which is administered by our Compensation Committee, is to enhance long-term stockholder value by offering opportunities to employees, directors, officers, consultants, agents, advisors and independent contractors of AsiaInfo and its subsidiaries to participate in our growth and success, and to encourage them to remain in the service of AsiaInfo and its subsidiaries and to acquire and maintain stock ownership in AsiaInfo. Pursuant to the 2008 Incentive Plan, our Compensation Committee, as the plan administrator, has discretion over whether and to whom to grant awards.

On March 16, 2009, our Compensation Committee approved grants of PSUs to key employees, managers and executive offices under the 2008 Incentive Plan. The PSUs vest based on a performance goal and are, in some cases, also subject to certain holding periods. For a description of the vesting criteria of the PSUs, see the discussion below under the heading “Terms of Performance Stock Units.”

The purpose of PSUs is to create a direct and transparent link between compensation and management achievement of specific business performance targets. PSUs also serve to align the interests of our executives with those of our stockholders. Finally, the vesting of PSUs based on continued employment is designed to facilitate retention.

The value and the terms of the PSUs granted to our named executive officers is reflected in the “Summary Compensation Table,” “Terms of Performance Stock Units” and “Grant of Plan-Based Aware Table” as set forth below. As of the date of this Amendment, all of the PSUs granted to named executive officers during 2006 are either vested or forfeited and part of the PSUs granted to named executive officers during 2009 have vested following the achievement of certain business performance targets specified in the PSU agreements during 2009.

Pension Plan

Our employees in China are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The Chinese government is responsible for administering the benefits for these retired employees. We are required to make contributions to the state social welfare plan at a rate of 1% to 22% of the monthly base salaries of our current employees.

For the benefit of our small number of employees who are citizens or lawful permanent residents of the United States, we have adopted a Simplified Employee Pension Plan, or the Pension Plan. The Pension Plan covers employees who have worked at AsiaInfo for at least six months. We make monthly contributions under the Pension Plan in an amount equal to 5% of each covered employee’s monthly salary. The contributions are tax deductible by AsiaInfo and are not taxable to the employees. Withdrawals are taxable as ordinary income, and withdrawals before age 59 1/2 may be subject to tax penalties. For U.S tax purposes, we believe the Pension Plan constitute a qualified defined contribution plan.

In 2009, we contributed approximately $6,483,650 to the accounts of all employees covered by the Pension Plan. With respect to the named executive officers, we contributed approximately $8,298 on behalf of Steve Zhang, approximately $5,782 on behalf of Wei Li.

The value of social welfare and Pension Plan benefits is reflected in the “Summary Compensation Table” below.

Other Compensation

Our named executive officers are also eligible to participate in benefits programs generally available to other employees, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance. Other benefits provided to certain executive officers during 2009 include housing allowances, educational allowances for children, and home-visit allowances.

As part of our compensation program, we have entered into agreements with Steve Zhang, Wei Li and Jian Qi pursuant to which they may be entitled to receive severance benefits upon the occurrence of certain enumerated events following a change in control. The events that trigger payment are generally those related to termination of employment without cause or detrimental changes to the executive’s terms and conditions of employment. See “Potential Payment Upon Termination or Change in Control” below for a more detailed description. We believe that this structure will help (i) assure the executive’s full attention and dedication to AsiaInfo, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control; (ii) assure the executives’ objectivity in fulfilling the interests of stockholders; (iii) assure the executives of fair treatment in case of involuntary termination following a change in control; and (iv) maintain our ability to attract and retain key talent during uncertain times.

Tax and Accounting Implications

Policy Regarding Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code, or the IRC, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to a company’s chief executive officer, chief financial officer or any of the three most highly compensated executive officers. Certain performance-based compensation, however, is exempt from the deduction limit. Our Compensation Committee has considered the potential impact of Section 162(m) of the IRC on the compensation paid to our executive officers. It is our Compensation Committee’s intention that, so long as it is consistent with its overall compensation objectives and philosophy, executive compensation will be deductible for U.S. federal income tax purposes. Awards issued under our stock incentive plans (including stock options, restricted stock units and performance stock units) have been structured so that any taxable compensation derived pursuant to the exercise of options granted under such plans should not be subject to these deductibility limitations.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of ASC Topic 718, which requires us to estimate and record an expense over the service period of the award.

Compensation Paid to Named Executive Officers

The following table sets forth information concerning the compensation earned for services rendered to AsiaInfo by each of our named executive officers for the fiscal years ended December 31, 2007, 2008 and 2009, respectively:

Summary Compensation Table(1)

Name and principal position	Year	Salary ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)(6)

Steve Zhang, President and Chief Executive Officer	2009 2008 2007	203,156 202,149 177,422	3,242,250 — —	596,783 338,714 274,175	88,589 104,183 91,325	(7)	4,130,778 645,046 542,922

Wei Li(8) , Vice President and Chief Financial Officer	2009	182,552	1,055,700	39,909	40,189	(9)	1,318,350

Eileen Chu(10) , Former Vice President and Chief Financial Officer	2009 2008 2007	44,927 114,641 103,222	— — —	— — 46,559	8,966 16,928 11,617	(11)	53,893 131,569 161,398

Jian Qi, President and Chief Executive Officer of Lenovo-AsiaInfo Division	2009	92,350	458,500	84,516	16,757		652,123
	2008	89,606		21,769	17,005		128,380
	2007	80,652	—	53,842	17,438		151,932

Feng Liu, Vice President and General Manager of R&D of AsiaInfo Technologies Division	2009 2008 2007	91,702 88,978 80,087	582,950 — —	99,050 81,522 65,729	8,975 8,038 9,763		782,677 178,538 155,579

Yadong Jin(12) Vice President and General Manager of Marketing Department	2009 2008	101,261 13,747	458,500 202,800	113,186 10,266	11,307 1,387		684,254 228,200

(1)	All cash compensation payments are RMB denominated and have been converted to the U.S. dollar at the exchange rate of US$1.00=RMB7.2946 for 2007, US$1.00=RMB6.8225 for 2008, and US$1.00=RMB6.8259 for 2009, the exchange rate quoted by the Federal Reserve Bank of New York as of December 31, 2007, 2008 and 2009, respectively. Any year-to-year increases in compensation may be fully or partially attributed to the appreciation of the RMB against the U.S. dollar.
(2)	Represents the dollar value of base salary earned by the named executive officer during the fiscal years covered.

(3)	Represents the dollar amounts of the aggregate grant date fair value computed in accordance with ASC Topic 718. Performance-contingent equity grant amounts assume that target shares are issued, which also represent the maximum number of shares issuable under such performance-contingent equity grants. See the “Grants of Plan Based Awards Table” for information on PSUs granted to our named executive officers in 2009. See the notes to our financial statements contained in our Original Filing for a discussion of all assumptions made by us in determining the ASC Topic 718 values of our equity awards.
(4)	Represents the dollar value of all earnings for services performed during the 2007, 2008 and 2009 pursuant to awards under non-equity incentive plans, which are based on certain performance criteria. As of the date of this Amendment, the non-equity incentive plan compensation in 2009 has not yet been paid.
(5)	Includes contributions by AsiaInfo for social welfare, Pension Plan, life insurance, health insurance benefits, housing allowance, home visit allowance, children’s education expenses and meal allowances, perquisites and other personal benefits (the aggregate amount of such compensation is no less than $10,000).
(6)	Represents the sum of all compensation reflected in the preceding columns.
(7)	Includes $29,113 for housing allowance and $33,400 for children’s education expenses.
(8)	Ms. Wei Li was appointed as our Vice President and Chief Financial Officer, effective as of January 19, 2009.
(9)	Includes $21,854 for housing allowance and $2,500 for children’s education expenses.
(10)	Ms. Eileen Chu was appointed as our Vice President and Chief Financial Officer, effective as of January 1, 2007. Ms. Chu resigned from that position on January 19, 2009. Ms. Chu continued to serve as a consultant for AsiaInfo until July 15, 2009.
(11)	Includes $5,006 for housing allowance.
(12)	Mr. Yadong Jin was appointed as our Vice President and General Manager of Marketing, effective as of November 12, 2008.

Agreements with Named Executive Officers

Steve Zhang. On December 9, 2009, we entered into a two-year Employment Contract and a Confidentiality and Non-Competition Agreement with our current CEO, Steve Zhang, on terms materially similar to the previous versions of such agreements. Pursuant to the terms of the Employment Contract with Mr. Zhang, Mr. Zhang will receive an annual base salary of approximately $203,156 in 2010 and will be eligible for an annual bonus. The actual amount of the bonus will depend upon Mr. Zhang’s achievement of his annual performance objectives. On April 1, 2004, we entered into a Master Executive Employment Agreement and a Change-of-Control Severance Agreement with Mr. Zhang. Pursuant to the Change-of-Control Severance Agreement with Mr. Zhang, if we terminate Mr. Zhang’s employment without cause or for good reason within the one-year period immediately following a change of control he will be entitled to certain severance payments as described below under the heading “Potential Payments upon Termination of Employment and Change in Control.”

Jian Qi. On February 1, 2008, we entered into a three-year Employment Contract and a Confidentiality and Non-Competition Agreement with our President and Chief Executive Officer of our Lenovo-AsiaInfo Division, Jian Qi. Pursuant to the terms of the Employment Contract with Mr. Qi, Mr. Qi will receive an annual base salary of approximately $92,350 in 2010 and will be eligible for an annual bonus. The actual amount of the bonus will depend upon Mr. Qi’s achievement of his annual performance objectives. On April 1, 2004, we entered into a Master Executive Employment Agreement and a Change-Of-Control Severance Agreement with Mr. Qi. Pursuant to the Change-of-Control Severance Agreement with Mr. Qi, if we terminate Mr. Qi’s employment without cause or for good reason within the one-year period immediately following a change of control he will be entitled to certain severance payments as described below under the heading “Potential Payments upon Termination of Employment and Change in Control.”

Feng Liu. On January 1, 2008, we entered into an Employment Contract and a Confidentiality and Non-Competition Agreement with the Vice President and General Manager of R & D of our Technology Division, Feng Liu. Pursuant to the terms of the Employment Contract with Mr. Liu, Mr. Liu will receive an annual base salary of approximately $91,702 in 2010 and will be eligible for an annual bonus. The actual amount of the bonus will depend upon Mr. Zhang’s achievement of his annual performance objectives.

Wei Li. On January 19, 2009, we entered into an Offer Letter, a three-year Employment Contract and a Confidentiality and Non-Competition Agreement with our Chief Financial Officer, Wei Li. Pursuant to the terms of the Offer Letter and Employment Contract with Ms. Li, Ms. Li will receive an annual base salary of approximately $191,726 in 2010 and will be eligible for an annual bonus. The actual amount of the bonus will depend upon Ms Li’s achievement of her annual performance objectives. Ms. Li will also be entitled to an annual housing allowance of approximately $24,000, an annual tuition allowance of $2,500 for her children’s education, and an annual home visit allowance. Ms. Li will also be entitled to receive 30,000 Restricted Stock Units, or RSUs, and 60,000 Performance Stock Units, or PSUs, pursuant to our 2008 Incentive Plan. The RSUs will vest in four installments of 25% each over a four-year period on each of the anniversary of Ms. Li’s employment start date. The terms of the PSUs will be determined by our Board in the future and will vest based on the achievement of certain performance thresholds. Additionally, Ms. Li is entitled to participate in the health insurance, life insurance, long term disability insurance and other employee benefit arrangements generally available to our employees, as well as to vacation time and reimbursement of her reasonable business expenses. Also on January 19, 2009, we entered into a Master Executive Employment Agreement and a Change-Of-Control Severance Agreement with Ms. Li. Pursuant to the Change-of-Control Severance Agreement with Ms. Li, if we terminate Ms. Li’s employment without cause or for good reason within the one-year period immediately following a change of control she will be entitled to severance payments consistent with those described below under the heading “Potential Payments upon Termination of Employment and Change in Control.”

Yadong Jin. On November 12, 2008, we entered into a three-year Employment Contract and a Confidentiality and Non-Competition Agreement with our Vice President and General Manager of Marketing, Yadong Jin. Pursuant to the terms of the Employment Contract with Mr. Jin, Mr. Jin will receive an annual base salary of approximately $101,261 in 2010 and will be eligible for an annual bonus. The actual amount of the bonus will depend upon Mr. Jin’s achievement of his annual performance objectives.

Potential Payments upon Termination of Employment and Change in Control

Each of Mr. Steve Zhang, Ms. Wei Li and Mr. Jian Qi has entered into a Change-of-Control Severance Agreement with us. If we terminate any of them without cause or for good reason within one-year immediately following a change of control, they will be entitled to:

•	payment of all accrued and unpaid base salary through the date of such termination;

•	payment of any otherwise unpaid annual bonus payable with respect to the fiscal year ending prior to the date of such termination;

•

severance payments equal to the sum of (i) such executive’s base salary for the year in which the date of termination occurred (or, if higher, as in effect at the time of the change of control) and (ii) such executive’s target annual bonus for the year which the date of termination occurs (or, if higher, as in effect at the time of the change of control);

•	immediate vesting of 50% of any outstanding unvested stock options held by such executive as of the date of such termination;

•	the right to exercise all vested stock options for a period of 18 months after the date of termination; and

•	the right to receive medical benefits for one year and housing allowance for six months following termination.

In the event of a change of control which does not result in termination of employment and in which the executive’s stock options are neither assumed nor replaced, each of Mr. Steve Zhang, Ms. Weil Li and Mr. Jian Qi is entitled to immediate vesting of 50% of any outstanding unvested stock options.

For purposes of the Change-of-Control Severance Agreements described above, termination “for cause” will be deemed to have occurred upon the happening of the following:

•	willful and continued failure by the executive substantially to perform his/her duties; or

•	willful engagement by the executive in conduct which is demonstrably and materially injurious to us.

For purposes of the Change-of-Control Severance Agreements described above, termination “for good reason” will be deemed to have occurred upon the happening of the following:

•

assignment to the executive of any duties inconsistent in any materially adverse or diminutive respect with his/her position, authority, duties or responsibilities from those in effect immediately prior to the change of control;

•	a reduction in the executive’s base salary as in effect immediately before the change of control, except for a reduction that applies in equal proportion to all of our employees; or

•

a material reduction in the executive’s aggregate compensation opportunity, including the executive’s base salary, bonus opportunity, if any, and long-term or other incentive compensation opportunity, if any.

For purposes of the Change-of-Control Severance Agreements described above, “change of control” will be deemed to have occurred upon the happening of the following:

•

any person (other than AsiaInfo and certain affiliated entities) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of AsiaInfo (other than any securities acquired directly from AsiaInfo or its subsidiaries) representing more than 45% of either the then outstanding shares of stock of AsiaInfo or the combined voting power of AsiaInfo’s then outstanding securities;

•

during any period of twelve consecutive months, the individuals who, at the beginning of such period, constitute our Board cease to constitute at least a majority thereof because of a vote of our stockholders, subject to certain exceptions;

•

the consummation of a merger or consolidation of AsiaInfo with any other corporation other than (A) a merger or consolidation that would result in the voting securities of AsiaInfo outstanding immediately prior to such merger or consolidation continuing to represent at least 60% of the combined voting power of the voting securities of AsiaInfo or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of AsiaInfo or similar transaction in which no person is or becomes the beneficial owner, directly or indirectly, of securities of AsiaInfo (other than securities acquired directly from AsiaInfo or its subsidiaries) representing 45% or more of either the then-outstanding shares of stock of AsiaInfo or the combined voting power of AsiaInfo’s then outstanding securities;

•	our stockholders or our Board approves a plan of complete liquidation or dissolution of us; or

•	the consummation of a sale or disposition by us of all or substantially all of our assets, excluding certain reorganization transactions.

Each of Mr. Steve Zhang, Ms. Wei Li, Mr. Jian Qi, Mr. Feng Liu and Mr. Yadong Jin has entered into a Confidentiality and Non-Competition Agreement with us. Under the terms of these agreements, upon termination of employment of each of these individuals for any reason, we may elect to enforce a one-year non-competition provision by agreeing to pay 50% of such individual’s then-current annual salary, payable in installments over the one-year period.

The following table set forth the estimated payments and benefits that would be due to each of Mr. Steve Zhang, Ms. Li and Mr. Qi upon the termination of his or her employment “without cause” or “for good reason” within the one-year period immediately following a change of control. The amounts provided in the table below assume that each termination was effective as of December 31, 2009 (the last day of our 2009 fiscal year). These are merely illustrative of the impact of hypothetical events, based on the terms of arrangements then in effect. The amounts to be payable upon an actual termination of employment “without cause” or “for good reasons” within the one-year period immediately following a change of control can only be determined at the time of such event, based on the facts and circumstances then prevailing.

Name	Salary Continuation(1)	Bonus Payment(2)	Medical Benefits and Housing Allowance Continuation
Steve Zhang	203,156	596,783	26,808
Wei Li	182,552	39,909	17,740
Jian Qi	92,350	84,516	10,838

(1)	This amount represents annual base salary for 2009. Such amount would be payable as soon as practicable upon termination but no later than 30 days following the date of termination.

(2)	This amount represents the annual bonus he/she would have earned based on actual performance for 2009. Such amount would be payable as soon as practicable upon termination but no later than 30 days following the date of termination.

We have a long-standing severance policy for departing members of our senior management. In the event that we terminate an employee at the vice president level or above without cause, the employee will receive severance pay equal to one month’s base salary for each year he or she has been employed by us, or six month’s base salary, whichever is greater.

Periodically, our Compensation Committee analyzes and assesses all of our termination and change-in-control arrangements to determine whether they are necessary and appropriate under our current circumstances and given the circumstances of each individual named executive officer.

Terms of Performance Stock Units

Our Compensation Committee approved PSU grants under our incentive plans to certain of our named executive officers in 2006 and 2009, respectively.

Each PSU granted is accompanied by a stock award agreement which specifies the number of shares granted and the milestones for vesting of the PSUs. A complete copy or our standard PSU award agreements is filed as an exhibit to our Current Report on Form 8-K dated November 28, 2006 and our Current Report on Form 8-K dated March 19, 2009. For the complete terms of the PSU awards, please refer to those filings.

Different percentages of the PSUs granted to named executive officers vest based upon the attainment of five different performance goals and, in some cases, the passage of time. The five different performance goals, and the relative weighting applicable to each goal, are as follows:

•

30% of the PSU grant vests based on our level of Annual EBIT and Annual Net Revenue Growth during each of three-12-month period commencing on July 1, 2006, July 1, 2007 and July 1, 2008. Annual EBIT is defined as our earnings before interest and taxes, and Annual Net Revenue Growth is the percentage increase in our net revenue (meaning our revenue net of hardware costs), for each 12-month period against the immediately preceding 12-month period.

•

22.5% of the PSU grant vests if the average closing price per share of our common stock during any continuous thirty-day period occurring between July 1, 2006 and June 30, 2009 reaches certain thresholds.

•

22.5% of each PSU grant vests based on our New Business Revenue Percentage during the period commencing on July 1, 2006 and ending on June 30, 2009. New Business Revenue Percentage means, for such period, our net revenue attributable to (i) new business models in the PRC telecommunications market, and (ii) sales of products or services to customers outside of the telecommunications market or outside of the PRC, expressed as a percentage of our total net revenue attributable to our AsiaInfo Technologies division.

•

12.5% of each PSU grant vests based on the average closing price per share of our common stock during any continuous fifty-day period occurring between July 1, 2006 and June 30, 2010. If the average closing price equals or exceeds $12.00 per share for such period, all of the PSUs allocated to this performance goal shall vest, but the earliest possible vesting date is March 31, 2009.

•

12.5% of each PSU grant vests based on Annual EBIT as measured for each of three 12-month periods commencing on July 1, 2006, July 1, 2007 and July 1, 2008. All of the PSUs allocated to this performance goal shall vest on the last date of the first such 12-month period (if any) when Annual EBIT equals or exceeds $12,000,000.

As of the date of this Amendment, PSUs granted to our named executive officers during 2006 have either vested or been forfeited according to their terms.

Different percentages of the PSUs granted to named executive officers vest based on targeted increases in our operating profit for each of the three twelve-month periods commencing on October 1, 2008, October 1, 2009 and October 1, 2010, respectively, as compared to the immediately preceding twelve-month period. We refer to such targeted increases as the “Annual Operating Profit Growth Rate.” Each recipient’s PSUs are allocated in three equal proportions over the three twelve-month periods. The PSUs allocated to each such twelve-month period vest based on the following schedule:

•	If the Annual Operating Profit Growth Rate is between 25% and 33%, then 45.5% of the PSUs allocated to the period vest.

•	If the Annual Operating Profit Growth Rate is between 33% and 40%, then 54.5% of the PSUs allocated to the period vest.

•	If the Annual Operating Profit Growth Rate is between 40% and 45%, then 72.7% of the PSUs allocated to the period vest.

•	If the Annual Operating Profit Growth Rate is equal to or more than 45%, then 100% of the PSUs allocated to the period vest.

Any PSUs that do not vest at the end of a twelve-month period due to our failure to achieve the relevant Annual Operating Profit Growth Rate thresholds expire and are automatically forfeited. As of the date of this Amendment, some PSUs granted to our named executive officers during 2009 have vested and some remain unvested. See the discussion below under the headings “Outstanding Equity Awards at Fiscal Year-End Table” and “Options Exercised and Stock Vested.”

Grants of Plan-Based Awards

Our Compensation Committee approved PSU and restricted stock unit grants under our 2008 Incentive Plan to certain of our named executive officers in 2009. The following table sets forth information regarding our 2008 Incentive Plan awards granted during 2009:

Name	Grant Date(1)		Estimated Future Payouts Under Equity Incentive Plan Awards Maximum (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Steve Zhang	03/16/2009		247,500	3,242,250
Wei Li	01/19/2009	(3)	30,000	269,700
	03/16/2009		60,000	786,000
Yadong Jin	03/16/2009		35,000	458,500
Jian Qi	03/16/2009		35,000	458,500
Feng Liu	03/16/2009		44,500	582,950

(1)	Unless otherwise specified, all 2008 Incentive Plan-based awards are PSU grants. There are no target or threshold PSU grants. As described below, the vesting of different numbers of PSUs is associated with different performance goals. If a performance goal is met, there is full vesting of the PSUs associated with the grant. If a performance goal is not met, then the PSUs allocable to that performance goal expire and are automatically forfeited in their entirety. In other words, the PSUs associated with each performance goal either vest fully or not at all. If all of the performance goals are met, all of the PSUs vest. If none of the performance goals are satisfied, none of the PSUs vest. Varying numbers of PSUs vest if some of the performance goals are met and some are not.
(2)	Reflects the grant date fair value of the options granted calculated in accordance with ASC Topic 718. See the notes to our financial statements contained in our Original Filing for a discussion of assumptions made by us in determining the ASC Topic 718 values of our equity awards.
(3)	Reflects restricted stock unit awards granted that vest in 25% installments on the four anniversary dates following the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the named executive officers regarding options, restricted stock and equity incentive plan awards for each named executive officer outstanding as of December 31, 2009.

As discussed above, beginning in 2005, we began issuing restricted stock units, instead of stock options, to our directors, officers and employees. These restricted stock units, which are set forth in the column “Number of Shares or Units of Stock That Have Not Vested,” are subject to time-based vesting requirements which are further detailed in footnote 2 to the table. In 2006, our Compensation Committee approved grants of PSUs which vest depending on the attainment of certain performance goals as well as, in certain cases, minimum time periods. In 2009, our Compensation Committee approved additional grants of PSUs which vest based on our Annual Operating Profit Growth Rate. These PSU grants are set forth in the column entitled “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested.” The vesting criteria for these PSUs are discussed in detail under the heading “Terms of Performance Stock Units” above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Steve Zhang	40,000	9.625	04/04/2011	—	—	165,000	5,024,250
	120,000	12.44	11/01/2010	—	—	—	—
	60,000	24.00	02/17/2010	—	—	—	—

Wei Li	—	—	—	30,000	913,500	40,000	1,218,000

Eileen Chu(6)	—	—	—	—	—	—	—

Yadong Jin	—	—	—	15,000	456,750	23,334	710,520

Jian Qi	5,625	4.99	06/14/2014	—	—	23,334	710,520
	48,200	9.25	01/16/2011	—	—	—	—
	8,000	12.44	11/01/2010		—	—	—

Feng Liu	4,500	4.99	06/14/2014	—	—	29,667	903,360
	7,500	24.00	02/17/2010

(1)	All outstanding options were accelerated on October 24, 2005 and, consequently, are fully vested.
(2)	Represents the total number of restricted stock units granted under any equity incentive plan that have not vested and that have not been earned. Twenty-five percent of the restricted stock units granted to our named executive officers vests annually beginning on the first anniversary of the grant date. With respect to Ms. Wei Li, 30,000 restricted stock units were granted on January 19, 2009 and 7,500 vested on January 19, 2010, with an additional 7,500 restricted stock units vesting on January 19 of each of 2011, 2012 and 2013, respectively. With respect to Mr. Yadong Jin, 20,000 restricted stock units were granted on November 12, 2008 and 5,000 vested on November 12, 2009, with an additional 5,000 restricted stock units vesting on November 12 of each of 2010, 2011 and 2012, respectively.
(3)	Represents the aggregate market value or payout value of restricted stock units granted under any equity incentive plan that have not vested and that have not been earned. The figures are obtained by multiplying the number of restricted stock units by the closing market price of our common stock as of December 31, 2009, which was $30.45 per share.
(4)	Represents the total number of shares of PSUs granted under any equity incentive plan that have not vested and that have not been earned. See the discussion accompanying “Terms of Performance Stock Units” for more information on the vesting of these PSUs.

(5)	Represents the aggregate market value or payout value of PSUs granted under any equity incentive plan that have not vested and that have not been earned. The figures assume the satisfaction of all performance objectives and are obtained by multiplying the number of PSUs by the closing market price of our common stock as of December 31, 2009, which was $30.45 per share.
(6)	Ms. Eileen Chu was appointed as our Vice President and Chief Financial Officer, effective as of January 1, 2007. Ms. Chu resigned from that position on January 19, 2009. Ms. Chu continued to serve as a consultant for AsiaInfo until July 15, 2009.

Options Exercised and Stock Vested

The following table summarizes the value realized by our named executive officers in connection with the exercise of stock options and the vesting of restricted stock units and PSUs during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)	Number of Shares Acquired on Vesting(3) (#)		Value Realized on Vesting(4) ($)
Steve Zhang	428,401	5,602,866	213,808	(5)	3,923,836
Wei Li	—	—	20,000	(6)	399,400
Eileen Chu(7)	—	—	19,664	(8)	336,032
Yadong Jin	—	—	16,666	(9)	353,520
Jian Qi	30,000	30,900	34,217	(10)	672,103
Feng Liu	23,100	249,669	42,095	(11)	829,294

(1)	Represents the number of securities for which the options were exercised.
(2)	Represents the aggregate dollar value realized upon exercise of options, or upon the transfer of an award for value. The figures are based on the closing market price of our common stock on the date of exercise of the stock option awards.
(3)	Represents the number of shares of stock that have vested.
(4)	Represents the aggregate dollar value realized upon vesting of stock, or upon the transfer of an award for value. The figures are based on the closing market price of our common stock on the date of vesting of the stock awards.
(5)	Consists of 20,000 restricted stock units and 193,808 PSUs.
(6)	Consists of 20,000 PSUs.
(7)	Ms. Eileen Chu was appointed as our Vice President and Chief Financial Officer, effective as of January 1, 2007. Ms. Chu resigned from that position on January 19, 2009. Ms. Chu continued to serve as a consultant for AsiaInfo until July 15, 2009.
(8)	Consists of 19,664 PSUs.
(9)	Consists of 5,000 restricted stock units and 11,666 PSUs.
(10)	Consists of 4,000 restricted stock units and 30,217 PSUs.
(11)	Consists of 5,000 restricted stock units and 37,095 PSUs.

On October 24, 2005, our Compensation Committee approved the acceleration of vesting of approximately 2.1 million unvested stock options previously awarded to employees, officers and members of our Board under our 2000 Stock Option Plan and 2002 Stock Option Plan. Options held by members of our Compensation Committee were excluded from the acceleration.

As a condition of the acceleration, and to avoid any unintended personal benefits, we also imposed a holding period on shares underlying the accelerated options that requires all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill level of our Board members.

In 2009, each non-executive director was paid an annual retainer of $15,000 and an additional fee of $2,000 for each Board meeting attended in person or by teleconference. The chairman of our Audit Committee was paid an additional annual fee of $5,000 and each member of our Audit Committee was paid a fee of $1,000 for each Audit Committee meeting attended in person or by teleconference. In addition to these fees, we reimburse directors and committee members for reasonable and actual out-of-pocket travel expenses incurred when attending Board or committee meetings. In addition, from time to time our Board may form special committees and provide additional compensation to directors for their service to our Board on such committees. Members of our Board who are also our employees did not receive any compensation for their services as directors.

Before 2005, we granted stock options to most of our non-executive directors, beginning with an initial grant of 20,000 options to each non-executive director, vesting over four years on an annual schedule of 25% per year. During the last two years of the vesting schedule, the options vested on a quarterly basis. In the past, we typically granted new options to our non-executive directors as their options vested, so that each non-executive director would always maintain 20,000 unvested options. On October 24, 2005, our Compensation Committee approved the acceleration of vesting of approximately 2.1 million unvested stock options previously awarded to employees, officers and members of our Board under our 2000 Stock Option Plan and 2002 Stock Option Plan. Options held by members of our Compensation Committee were excluded from the acceleration. The primary purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expense associated with the accelerated stock options upon the planned adoption of ASC Topic 718 in 2006.

Beginning in 2005, we began to implement a policy of granting restricted stock units, instead of stock options, to all of our non-executive directors pursuant to our 2005 Incentive Plan. These awards began with an initial grant of 5,000 restricted stock units to each non-executive director, vesting over four years on an annual schedule of 25% per year. Effective July 2008, our Board increased the initial grant to our non-executive directors to 8,000 restricted unvested stock units.

The following table summarizes the compensation paid to each of our non-executive directors for the fiscal year ended December 31, 2009:

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
James Ding	23,000	67,703	9,000	(5)	99,703

Edward Tian	23,000	67,703	—		90,703

Tao Long	27,000	67,703	—		94,703

Yungang Lu	32,000	67,703	4,810	(6)	104,513

Davin A. Mackenzie	32,000	67,703	—		99,703

Thomas J. Manning	23,000	67,703	444,312	(7)	535,015

Qingtong Zhou(8)	23,000	—	—		23,000

(1)	Steve Zhang, our Chief Executive Officer and President, is not included in this table as he is an executive officer of AsiaInfo and thus received no compensation for his services as a director. See the “Summary Compensation Table” for disclosure related to Mr. Zhang’s compensation as an executive officer of AsiaInfo.
(2)	Represents the aggregate dollar amount of all fees earned or paid in cash for services as a director, including annual retainer fees, committee and/or chairmanship fees and meeting fees.
(3)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718. As of December 31, 2009, each of James Ding, Edward Tian, Yungang Lu, Davin A. Mackenzie, Thomas J. Manning and Tao Long held 6,750 restricted stock units.
(4)	Represents the dollar value of perquisites and other personal benefits, or property, as well as consulting fees earned from, or paid or payable by us.
(5)	Reflects consulting fees paid to Mr. Ding for his role as Chairman of AsiaInfo (H.K.) Systems Co. Limited, a subsidiary of AsiaInfo Holdings, Inc.
(6)	Reflects reimbursement of travel expenses related to board services.
(7)	Reflects $1,763 for reimbursement of travel expenses related to board services and $442,549 for consulting fees paid to Mr. Manning pursuant to consulting agreements we entered into with Mr. Manning in January 2009 and February 2009.
(8)	Qingtong Zhou resigned from our Board in November 2009. All restricted stock units granted to Mr. Zhou were forfeited as a result of his resignation.

Compensation Committee Interlocks and Insider Participation

Messrs. Mackenzie, Tian and Ding served as members of our Compensation Committee during 2009. Mr. Mackenzie has never been an officer or employee of AsiaInfo. Dr. Tian co-founded AsiaInfo in 1993 and served as our President through May 1999. Mr. Ding has served as the Chairman of Board since April 1, 2003 and has served as a member of our Board since our inception. No member of our Compensation Committee served as a member of a board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee during 2009.

Steve Zhang, our President, Chief Executive Officer and a member of our Board, participates in the discussions and decisions regarding salaries and incentive compensation for all of our executive officers, except that Mr. Zhang is excluded from discussions regarding his own salary and incentive compensation.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in the proxy statement for the annual meeting of stockholders and in AsiaInfo’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except to the extent that AsiaInfo specifically incorporates such information by reference in such filing.

Submitted by the Compensation Committee of the Board of Directors

Davin A. Mackenzie

James Ding

Edward Tian

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise noted, the following table sets forth, as of April 21, 2010, information with respect to the beneficial ownership of our common stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our current directors, (iii) each of our named executive officers and our chief financial officer, and (iv) all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security, and includes shares underlying options and warrants that are currently exercisable or exercisable within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that the beneficial owners of our common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

Unless otherwise indicated, we deem shares of common stock subject to options and warrants that are exercisable within 60 days of April 21, 2010 to be outstanding and beneficially owned by the person holding the options and warrants for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percent(16)
Lenovo IT Alliance Limited Lenovo Group Limited Lenovo Holdings (BVI) Limited Lenovo Sysware Limited P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	3,465,666		7.3%
FMR LLC Edward C. Johnson 3d 82 Devonshire Street, Boston, Massachusetts, 02109	7,740,518	(15)	16.4%
Fidelity Contrafund 82 Devonshire Street, Boston, Massachusetts, 02109	2,703,000		5.7%
James Ding(3)	1,117,363		2.4%
Edward Tian(4)	7,362,894		15.6%
Yungang Lu(5)	27,287		*
Davin A. Mackenzie(6)	19,187		*
Tao Long(7)	11,687		*
Thomas J. Manning(8)	4,187		*
Steve Zhang(9)	297,269		*
Wei Li(10)	7,500		*
Jian Qi(11)	82,792		*
Feng Liu(12)	23,743		*
Yadong Jin(13)	5,000		*
Eileen Chu(14)	13,839		*
All directors and executive officers as a group (11 persons)	8,958,909		18.8%

*	Less than 1% of the outstanding common stock.
(1)	Unless otherwise noted above, the address for each of the beneficial owners is c/o AsiaInfo Holdings, Inc., 4/F Zhongdian Information Tower, 6 Zhongguancun South Street, Haidian District, Beijing 100086, PRC.
(2)	This table is based on information supplied by executive officers, directors and stockholders of AsiaInfo and on Schedules 13D or 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after April 21, 2010 are deemed beneficially owned and outstanding, but such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3)	Includes 934,416 shares held directly by Mr. Ding, 86,947 shares held in a grantor retained annuity trust for the benefit of Mr. Ding and his family, and 96,000 shares held in New Media China Investment I, Ltd. which is beneficially owned by James Ding.
(4)	Includes 3,035,558 shares held directly by Dr. Tian, 4,000 shares held in a revocable trust for the benefit of Dr. Tian’s daughter, Stephanie Tian, 2,235,632 shares of common stock beneficially held through PacificInfo Limited, which is wholly-owned by Dr. Tian, and 2,087,704 shares of common stock held by Dr. Tian’s wife, Jean Qin Kong.
(5)	Includes 7,287 shares of common stock held directly by Mr. Lu and options to acquire beneficial ownership of 20,000 shares that are all currently exercisable.
(6)	Includes 19,187 shares of common stock held directly by Mr. Mackenzie.
(7)	Includes 6,687 shares of common stock held directly by Mr. Long and options to acquire beneficial ownership of 5,000 shares that are all currently exercisable.
(8)	Includes 4,187 shares of common stock held directly by Mr. Manning.
(9)	Includes 137,269 shares of common stock held by Mr. Steve Zhang and options to acquire beneficial ownership of 160,000 shares that are all currently exercisable.
(10)	Ms. Li was appointed as our Vice President and Chief Financial Officer on January 19, 2009. Includes 7,500 shares of common stock held directly by Ms. Li.
(11)	Includes 20,967 shares of common stock held by Mr. Qi and options to acquire beneficial ownership of 61,825 shares that are all currently exercisable.
(12)	Includes 19,243 shares of common stock held by Mr. Liu and options to acquire beneficial ownership of 4,500 shares that are all currently exercisable.
(13)	Mr. Yadong Jin was appointed as our Vice President and General Manager of Marketing, effective as of November 12, 2008. Includes 5,000 shares of common stock held by Mr. Jin.
(14)	Ms. Eileen Chu was appointed as our Vice President and Chief Financial Officer, effective as of January 1, 2007. Ms. Chu resigned from that position on January 19, 2009. Ms. Chu continued to serve as a consultant for AsiaInfo until July 15, 2009. Includes 13,839 shares of common stock held directly by Ms. Chu.
(15)	Includes 6,860,200 shares owned by Fidelity Management & Research Company (“Fidelity”), 27,800 shares owned by Pyramis Global Advisors, LLC, 6,900 shares owned by the institutional accounts managed by Pyramis Global Advisors Trust Company (“Pyramis”), 496,811 shares owned by Impressa Fund III Limited Partners, and 348,807 shares owned by Fidelity International Limited (“FIL”). Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, each has sole power to dispose the 6,860,2000 shares owned by Fidelity. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis, each has sole dispositive power over 6,900 shares and sole power to vote or to direct the voting of 5,100 shares owned by the institutional accounts managed by Pyramis. Partnerships controlled predominantly by members of the family of Edward C. Jonson 3d, Chairman of FMR LLC and FIL, or trusts of their benefit, own shares of FIL voting stock with the right to cast approximately 47% of the total votes which may be cast by all holders of FIL voting stock.
(16)	Calculated on the basis of 47,318,059 shares of common stock outstanding as of April 21, 2010, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 21, 2010, are deemed to be outstanding for purposes of calculating the stockholder’s percentage beneficial ownership.

Equity Compensation Plan Information

Information concerning our equity compensation plan, see the section entitled “Equity Compensation Plan Information” under Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity” of the Original Filing.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have established procedures for identifying related parties and related party transactions, and for ensuring that any changes in the status of related parties are brought to the attention of relevant departments within AsiaInfo in a timely manner. For transactions with related parties in the ordinary course of business, such as customer sales, supply purchases, subcontracting or consulting services, we apply the same review and approval process as we would in the context of other commercial agreements. All such transactions with related parties are summarized and provided to the legal department for disclosure purposes and to our Audit Committee review. For transactions with related parties outside the ordinary course of business, such as significant capital expenditures, capital raising activities and mergers and acquisitions, the transactions must be approved by the Chief Executive Officer or Chief Financial Officer, and in most cases our Audit Committee.

Other than compensation agreements and other arrangements which are described under “Compensation Discussion and Analysis” and the transactions described below, since January 1, 2009, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

Transactions with Lenovo Group Limited and Certain of Our Other Affiliates

We closed our acquisition of the non-telecommunications related information technology services business of Lenovo Group Limited, or Lenovo, on October 19, 2004. As part of the consideration for the assets we acquired from Lenovo, our subsidiary, Bonson Information Technology Limited, or Bonson, entered into a forward contract with a subsidiary of Lenovo under which Bonson was obligated to deliver shares of our common stock having a market value of approximately $27.1 million on the settlement date. On July 1, 2005, we settled the forward contract by delivering from treasury stock 4,498,130 shares of our common stock, with a fair value of approximately $25,189,000 and a cost of $23,255,000 and paying cash in the amount of $2,024,000 to Lenovo. Lenovo owned approximately 3,465,666 shares of our outstanding common stock, as of April 21, 2010.

Agreements regarding ownership structure of the systems integration business involving state secrets

In connection with the closing of our acquisition of Lenovo’s IT services business, we and Lenovo entered into a supplement to the acquisition agreement as of October 1, 2004, which sets forth certain supplemental understandings and agreements regarding the structure of the acquisition and other terms and conditions. Among other things, the supplement sets forth the structure of the acquisition of the part of Lenovo’s IT services business that constitutes “systems integration involving state secrets” under relevant PRC law. Under the supplement, the parties agreed that Legend Holdings Limited, or Legend Holdings, the parent of Lenovo Group, would establish a subsidiary in China, Lenovo Security Technologies (Beijing) Inc., or Lenovo Security. At the time Lenovo Security was established, Legend Holdings owned 51% of the equity interest in Lenovo Security, and two PRC citizens, Mr. Bing Yu, a former member of our Board, and Ms. Zheng Wang, one of our employees, held the remaining equity interest. The purpose of Lenovo Security is to obtain the necessary licenses and qualifications for the systems integration businesses involving state secrets, after which Lenovo Security will be transferred to us (unless it has been transferred earlier, under certain circumstances). Through our wholly-owned subsidiary, Lenovo-AsiaInfo Technologies, Inc., or Lenovo-AsiaInfo, we have entered into a series of contractual arrangements with Lenovo Security and its shareholders under which we enjoy effective control of Lenovo Security and economic benefits substantially similar to equity ownership of Lenovo Security.

The supplement to the acquisition agreement also provides that during the transition period from the date of closing the acquisition to the earlier of (1) the date when Lenovo Security has received the Information System Integration Qualification from the relevant government agency in China (which is a prerequisite for the operation of the systems integration businesses involving state secrets) and (2) the date when Lenovo-AsiaInfo acquires all of Legend Holdings’ equity interest in Lenovo Security pursuant to the terms of the equity transfer arrangement agreements described below, we will operate the system integration businesses involving state secrets through Lenovo Computer System and Technology Services Co., Limited, or Lenovo Computer. Lenovo Computer is owned by two subsidiaries of Lenovo: Lenovo Manufacturing Limited, or Lenovo Manufacturing, and Lenovo Beijing Limited, or Lenovo Beijing. We have entered into similar contractual arrangements with Lenovo Computer, Lenovo Manufacturing and Lenovo Beijing to operate and control Lenovo Computer during this transitional period, and to receive economic benefits substantially similar to equity ownership in Lenovo Computer.

As previously reported in our Form 8-K filed on January 4, 2006, Mr. Bing Yu resigned as an officer and director of AsiaInfo and its subsidiaries as of January 3, 2006. Prior to his resignation, Mr. Yu was the registered holder of 25% of the equity interest in Lenovo Security. In connection with his resignation, Mr. Yu entered into a Frame Contract dated January 3, 2006 with Mr. James Ding, our Board Chairman and former Chief Executive Officer. The Frame Contract sets forth a legal structure whereby Mr. Yu transferred his equity interest in Lenovo Security to Mr. Ding pursuant to an Equity Interest Transfer Agreement. Mr. Yu had originally borrowed RMB 6,000,000 from Lenovo-AsiaInfo for the purpose of establishing Lenovo Security. This loan obligation was also transferred to Mr. Ding in accordance with the Frame Contract. Mr. Ding entered into a series of agreements with Lenovo-AsiaInfo on January 3, 2006, including the Loan Agreement, Power of Attorney, Exclusive Option Agreement and Share Pledge Agreements, all of which were required to effect the replacement of Mr. Yu as an equity owner of Lenovo Security. For detailed information regarding these agreements, please see descriptions of each agreement under the heading “Agreements regarding Lenovo Security” below.

The structure of our contractual arrangements with Lenovo Security and Lenovo Computer was developed in order to comply with the current prohibition under PRC laws and regulations on foreign persons or foreign-invested enterprises from engaging in systems integration businesses involving state secrets, and to comply with certain licensing requirements with respect to such businesses.

For a further description of those laws and regulations, please see the discussion in Item 1. Business, under the heading “Governmental Regulation” of the Original Filing.

For a discussion of certain risks related to those regulations and our contractual arrangements with Lenovo, please see the discussion in Item 1A, “Risk Factors” of the Original Filing.

The following chart provides an outline of the current structure described above:

(1)	Mr. Jian Qi is President and Chief Executive Officer of Lenovo Security Technologies (Beijing), Inc. He is the registered holder of 25% of the equity interest in Lenovo Security.
(2)	Ms. Zheng Wang is our Director of Investments. She is the registered holder of 24% of the equity interest in Lenovo Security.

(3)	Legend Holdings is the parent company controlling a majority of the outstanding shares of Lenovo Group Limited. Legend Holdings is the registered holder of 51% of the equity interest in Lenovo Security.
(4)	We do not currently have any ownership interest in Lenovo Security. Through our subsidiary Lenovo-AsiaInfo, we have entered into a series of contractual arrangements with Lenovo Security and its shareholders that provide us with effective control of Lenovo Security.
(5)	We do not currently have any ownership interest in Lenovo Computer, which is wholly-owned by subsidiaries of Lenovo. Through our subsidiary, Lenovo-AsiaInfo, we have entered into a series of contractual arrangements with Lenovo Computer and its shareholders that provide us with effective control of Lenovo Computer.

The following is a description of the various agreements Lenovo-AsiaInfo has entered into with affiliates of Lenovo and other persons in order to exercise effective control over, and enjoy the economic benefits of Lenovo Security and Lenovo Computer.

Agreements regarding Lenovo Security

Loan Agreements. Lenovo-AsiaInfo has provided a loan to each of Legend Holdings, Mr. Jian Qi and Ms. Zheng Wang to fund their respective contributions to the registered capital of Lenovo Security. Pursuant to the terms of the Equity Transfer Arrangement Agreements described below, the loans are repayable only through the transfer by each of Legend Holdings, Mr. Jian Qi and Ms. Zheng Wang of their respective equity interests in Lenovo Security to Lenovo-AsiaInfo or any other person designated by Lenovo-AsiaInfo.

Powers of Attorney. Each of Legend Holdings, Mr. Jian Qi and Ms. Zheng Wang, has irrevocably appointed Lenovo-AsiaInfo as attorney-in-fact to vote on their behalf on all matters they are entitled to vote on as shareholders of Lenovo Security, including matters relating to the transfer of any and all of their respective equity interests in Lenovo Security and the appointment of directors and senior management members of Lenovo Security. The term of the power of attorney from Legend Holdings is seven years and two months. The term of the powers of attorney from Mr. Qi and Ms. Wang extends as long as they hold their equity interests in Lenovo Security.

Exclusive Business Cooperation Agreement. Lenovo Security has appointed Lenovo-AsiaInfo as its exclusive provider of business support services and consulting services. The term of this agreement is ten years. In consideration for these services, Lenovo Security pays Lenovo-AsiaInfo a consulting and service fee.

Share Pledge Agreements. Each of Legend Holdings, Mr. Jian Qi and Ms. Zheng Wang has pledged all of its or their respective equity interest in Lenovo Security as security for the payment of the service fee under the exclusive business cooperation agreement. In the event that Lenovo Security breaches its payment obligations under the exclusive business cooperation agreement, Lenovo-AsiaInfo will be entitled to sell the equity interests and retain the proceeds from such sale or require any of the equity interests in Lenovo Security to be transferred to Lenovo-AsiaInfo.

Equity Transfer Arrangement Agreement. Upon the earlier of (1) October 19, 2011, (2) the occurrence of an event of default, or (3) 60 days following the date of a written notice from Lenovo-AsiaInfo to Legend Holdings and Lenovo Security, Lenovo-AsiaInfo or any one of its affiliates may purchase, and Legend Holdings will be obligated to sell, all of its equity interest in Lenovo Security to Lenovo-AsiaInfo in exchange for the cancellation by Lenovo-AsiaInfo of all outstanding loans made to Legend Holdings under its Loan Agreement.

Exclusive Option Agreement. Mr. Jian Qi and Ms. Wang Zheng have each irrevocably granted Lenovo-AsiaInfo an exclusive option to purchase his or her equity interests in Lenovo Security for a price equal to the actual capital contributions which he or she paid into the registered capital of Lenovo Security. Upon exercise of this purchase option, Lenovo-AsiaInfo may elect to pay the purchase price through cancellation of the outstanding amount of the RMB 6,000,000 loan owed by Mr. Jian Qi or Ms. Wang Zheng to Lenovo-AsiaInfo. The term of this agreement is ten years.

Agreements regarding Lenovo Computer

Powers of Attorney. Each of Lenovo Manufacturing and Lenovo Beijing has irrevocably appointed Lenovo-AsiaInfo as attorney-in-fact to vote on their behalf on all matters they are entitled to vote on as shareholders of Lenovo Computer, including matters relating to the transfer of any and all of their respective equity interests in Lenovo Computer and the appointment of directors and senior management members of Lenovo Computer. The term of each power of attorney is seven years and two months.

Exclusive Business Cooperation Agreement. Lenovo Computer has appointed Lenovo-AsiaInfo as its exclusive provider of business support services and consulting services. The term of this agreement is ten years. In consideration for these services, Lenovo Computer pays Lenovo-AsiaInfo a consulting and service fee.

Share Pledge Agreements. Each of Lenovo Manufacturing and Lenovo Beijing has pledged all of its respective equity interests in Lenovo Computer as security for the payment of the service fee under the exclusive business cooperation agreement. In the event that Lenovo Computer breaches its payment obligations under the exclusive business cooperation agreement, Lenovo-AsiaInfo will be entitled to sell the equity interests and retain the proceeds from such sale or require any of the equity interests in Lenovo Computer to be transferred to Lenovo-AsiaInfo.

Equity Transfer Arrangement Agreements. Upon the earlier of (1) the receipt by Lenovo Security of the Information System Integration Qualification from the relevant PRC government agency, which is a pre-requisite qualification for the operation of the system integrations businesses involving state secrets, (2) the purchase by Lenovo-AsiaInfo of all of Legend Holding’s equity interest in Lenovo Security, and (3) the occurrence an event of default as set forth in the equity transfer arrangement agreements, Lenovo-AsiaInfo will purchase, and each of Lenovo Manufacturing and Lenovo Beijing will sell, all of their respective equity interests in Lenovo Computer to Lenovo-AsiaInfo for an aggregate consideration of RMB100.

Other Agreements with Lenovo

In connection with the acquisition of Lenovo’s IT services business in October 2004, we entered into a series of ancillary agreements and arrangements with Lenovo and its affiliates pursuant to which Lenovo has licensed certain intellectual property to us on a royalty-free basis, and under which Lenovo is providing certain transitional services to us. Those agreements include a Patent, Copyright and Technology License Agreement under which we have a royalty-free license to utilize certain intellectual property owned by Lenovo that is material to the IT services business we acquired from Lenovo, but which is also utilized by Lenovo in certain of its businesses that we did not acquire. We also entered into a Trademark License Agreement under which we have a royalty-free license to utilize the “Lenovo” name and certain other Lenovo trademarks, primarily in conjunction with the “AsiaInfo” name and certain other AsiaInfo trademarks, in connection with the non-telecommunications-related IT services business we acquired. The license has a term of approximately seven years, subject to earlier termination under certain circumstances.

Under a Procurement, Production and Distribution Services Agreement entered into in connection with the acquisition, Lenovo has provided us with procurement, manufacturing, transportation and sales services for certain information security business products sold to us. The products include hardware and software for use in firewall products, virtual private networks, security management platforms and other solutions we offer to our customers.

We have also entered into a Transitional Period Support and Service Agreement with Lenovo under which we incurred an aggregate of $58,000 rental fees for leasing certain properties during 2009. As of December 31, 2009, we have no accounts receivable or payable balance with Lenovo.

Consulting Agreements with Thomas J. Manning

We entered into consulting agreements with Thomas J. Manning, one of our directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to us. As of December 31, 2009, we paid approximately $442,549 to Mr. Manning pursuant to the agreements.

Agreements relating to our Business Combination Agreement with Linkage

On December 4, 2009, we entered into a business combination agreement, or the Combination Agreement, with Linkage Technologies International Holdings Limited, or Linkage, certain shareholders of Linkage, including Libin Sun, Guoxiang Liu, Xiwei Huang, and LT International Limited, an entity controlled by Mr. Sun, and Mr. Sun as agent for the shareholders of Linkage. Pursuant to the Combination Agreement, we agreed to purchase from Linkage 100% of the outstanding share capital of Linkage’s wholly-owned subsidiary, Linkage Technologies Investment Limited, a company organized under the laws of the British Virgin Islands, for $60 million in cash and 26,832,731 shares of our common stock, subject to certain adjustments.

Lock-Up Agreements. Concurrently and in connection with the execution of the Combination Agreement, Libin Sun, the Chairman and Chief Executive Officer of Linkage, LT International Limited, an entity controlled by Mr. Sun, Guoxiang Liu, a director and President of Linkage, Xiwei Huang, a director and Chief Operating Officer and Chief Accounting Officer of Linkage, Haidong Pang, a shareholder of Linkage, and Edward Tian, a director of AsiaInfo, entered into lock-up agreements with respect to shares of our common stock they beneficially own. The lock-up agreements prohibit transfers of such shares until they are released from lock-up, subject to certain exceptions. At each 6-month anniversary of the closing under the Combination Agreement, 25% of the shares held by each of the parties will be released from lock-up.

Voting Agreement. Concurrently and in connection with the execution of the Combination Agreement, Linkage, Edward Tian, a director of AsiaInfo, and James Ding, Chairman of the Board of AsiaInfo, entered into a Voting Agreement pursuant to which each of Mr. Tian and Mr. Ding agreed to vote all of their respective shares of our common stock in favor of approval of the Combination Agreement and the combination.

Stockholders’ Agreement. Concurrently and in connection with the execution of the Combination Agreement, we entered into a stockholders’ agreement with each of Linkage, Edward Tian and Libin Sun containing certain restrictions on the voting of our shares following the closing under the Combination Agreement. Pursuant to the agreement, Mr. Tian and Mr. Sun each agreed to vote all of their respective voting shares (i) in favor of the election or re-election to our Board of the other, and (ii) on all other matters (except their own elections to our Board), in proportion to the votes for and against, and the abstentions and withholds, of the outstanding shares of our capital stock entitled to vote generally in the election of directors that are not held by Mr. Tian or Mr. Sun or issued pursuant to the Combination Agreement.

Director Independence

Our Board consists of seven directors. In accordance with the current listing standards of The NASDAQ Stock Market, our Board, on an annual basis, affirmatively determines the independence of each director or nominee for election as a director. Our Board has determined that, with the exception of Steve Zhang and Thomas J. Manning, all of its members are “independent directors,” using the definition of that term in the listing standards of The NASDAQ Stock Market. Although our Board has historically characterized James Ding as non-independent due to his being a nominal employee of one of our inactive subsidiaries, our Board has reconsidered this position and, based on the scope, character and nature of the relationship, concluded that Mr. Ding is not and has not been an “employee” of our subsidiary in the past three years. Our Board has also determined that Qingtong Zhou, who served as a director until November 25, 2009, was independent at the time he served as a director. In making these determinations, our Board has concluded that none of those members has a relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Executive Session

The independent members of our Board meet in executive session (without the participation of executive officers or other non-independent directors) at least two times each year, after a regularly scheduled Board meeting, and at any other time requested by any independent director. The Chairman of our Board, provided he or she is an independent director, is responsible for calling and presiding over executive sessions. To the extent that the Chairman of our Board is not an independent director, those responsibilities are carried out by the Chairman of our Nominating and Corporate Governance Committee.

ITEM 14.	Principal Accounting Fees and Services

The following discussion describes the fees billed by Deloitte Touche Tohmatsu CPA Ltd., or Deloitte Touche Tohmatsu, for services rendered on behalf of AsiaInfo during 2008 and 2009. For additional information on the types of fees discussed below, and our Audit Committee’s pre-approval procedures, please see the discussion below under the heading “Audit Committee Report.”

Audit Fees

The aggregate audit fees billed by Deloitte Touche Tohmatsu for the fiscal years ended December 31, 2009 and December 31, 2008 were approximately $1,278,539 and $1,358,000, respectively. Services provided include professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, audit of our internal control over financial reporting, reviews of the condensed consolidated financial information included in our Quarterly Reports on Form 10-Q and professional services rendered in connection with our filing of certain registration statements.

Audit-Related Fees

Deloitte Touche Tohmatsu billed no audit-related services fees for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

The aggregate fees billed by Deloitte Touche Tohmatsu for professional services for corporate tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008 were approximately $98,786 and $130,591, respectively.

All Other Fees

Deloitte Touche Tohmatsu did not bill any fees for any other services for either of the last two fiscal years.

Audit Committee Report

The Audit Committee reviews AsiaInfo’s financial reporting process on behalf of the Board and is responsible for the retention of AsiaInfo’s independent registered public accounting firm. Management has the primary responsibility for the financial statements and the reporting process and for maintaining effective internal control over financial reporting. AsiaInfo’s independent registered public accounting firm is responsible for expressing an opinion on (1) the conformity of our consolidated financial statements to accounting principles generally accepted in the United States of America, and (2) the effectiveness of our internal control over financial reporting. The Audit Committee currently consists of Messrs. Yungang Lu (Chair), Tao Long and Davin A. Mackenzie, all independent directors, as defined in the listing standards for The NASDAQ Stock Market and applicable SEC rules.

The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 and the effectiveness of internal control over financial reporting as of December 31, 2009 with our management, has discussed with our independent registered public accounting firm the matters required to be discussed by PCAOB AU380 (Communication With Audit Committees), SEC Regulation S-X Rule 207 (Communication with Audit Committees) and other relevant PCAOB guidance (The Auditor’s Communication with Those Charged with Governance), has received the written disclosures required by PCAOB Ethics and Independence Rule 3526 (Communication with Audit Committee Concerning Independence) and has discussed with our independent registered public accounting firm its independence. The Audit Committee has also considered whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining its independence. The Board adopted a written charter of the Audit Committee in November 1999. The Board adopted amendments to the charter in March 2003, January 2004 and in February 2009.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of an independent registered public accounting firm for the next year’s audit, management submits an aggregate of services expected to be rendered by the independent registered public accounting firm during that year to the Audit Committee for approval, along with the anticipated fees for those services. Management’s report to the Audit Committee categorizes all anticipated fees into one of the following four classifications:

•

Audit services —include fees for audit work performed on our (1) consolidated financial statements and (2) internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including review of quarterly condensed consolidated financial information, comfort letters, statutory audits, and other attestation services.

•

Audit-related services —include fees for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements. We have not incurred such costs for the past two fiscal years.

•

Tax services —include fees for all services permitted to be performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audits of the financial statements and internal control over financial reporting or are prohibited under the rules of the SEC and the Public Company Accounting Oversight Board. Tax service fees include fees in the areas of corporate tax compliance, tax planning, and tax advice.

•	Other Fees —include fees associated with services not captured in the other categories. We generally do not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee must pre-approve these services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

In 2009, the Audit Committee pre-approved all services provided by our independent registered public accounting firm. Private meetings were held with our independent registered public accounting firm to ensure that there were no restrictions on the scope of their audit and to discuss any items the auditors did not wish to raise with management present.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2009 be included in our Annual Report on Form 10-K.

Submitted by the Audit Committee of the Board of Directors

Yungang Lu

Tao Long

Davin A. Mackenzie

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibits

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.56*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Yadong Jin dated November 12, 2008 (English Translation)	X

10.57*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Yadong Jin, dated November 12, 2008 (English Translation)	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo Holdings, Inc. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

ASIAINFO HOLDINGS, INC.

By:	/S/ WEI LI
Name:	Wei Li
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES DING	Board Member and Chairman of the Board	April 30, 2010
James Ding

*	Board Member, President and Chief Executive Officer (principal executive officer)	April 30, 2010
Steve Zhang

/S/ WEI LI	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 30, 2010
Wei Li

*	Board Member	April 30, 2010
Yungang Lu

*	Board Member	April 30, 2010
Davin A. Mackenzie

*	Board Member	April 30, 2010
Tao Long

*	Board Member	April 30, 2010
Thomas J. Manning

*	Board Member	April 30, 2010
Edward Tian

*By:	/S/ JAMES DING	April 30, 2010
Name:	James Ding
Title:	Attorney-in-fact

EXHIBIT INDEX

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.56*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Yadong Jin dated November 12, 2008 (English Translation)	X

10.57*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Yadong Jin, dated November 12, 2008 (English Translation)	X

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010	X

*	Management contract, or compensatory plan or arrangement.