Form 10-Q
period 2010-03-31
ASIAINFO HOLDINGS INC
filed 2010-05-07
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2010 was 47,328,316.

ASIAINFO HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Software products and solutions	$57,751	$42,437
Service	3,904	4,999
Third-party hardware	1,810	3,540

Total revenues	63,465	50,976

Cost of revenues:
Software products and solutions	20,769	18,214
Service	1,955	1,930
Third-party hardware	1,726	3,316

Total cost of revenues	24,450	23,460

Gross profit	39,015	27,516

Operating expenses:
Sales and marketing	10,313	10,537
General and administrative	8,660	3,566
Research and development	8,996	7,215

Total operating expenses	27,969	21,318

Income from operations	11,046	6,198

Other income
Interest income	661	624
Dividend income	4	171
Other expenses, net	—	(23)

Total other income, net	665	772

Income before provision for income taxes	11,711	6,970
Provision for income taxes	1,789	1,185

Net income	9,922	5,785

Less: Net loss attributable to noncontrolling interest	(423)	(5)

Net income attributable to AsiaInfo Holdings, Inc.	$10,345	$5,790

Earnings per share:
Net income attributable to AsiaInfo Holdings, Inc. common stockholders:
Basic	$0.22	$0.13

Diluted	$0.21	$0.13

Weighted average shares used in computation:
Basic	47,227,325	43,503,560

Diluted	48,202,285	45,186,058

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$246,228	$238,553
Restricted cash	5,705	5,540
Short-term investments – held to maturity securities	11,719	13,716
Short-term investments – available for sale securities	29,947	27,674
Accounts receivable (net of allowances of $4,533 and $2,619 as of March 31, 2010 and December 31, 2009, respectively)	117,869	129,646
Inventories, net	9,761	9,535
Other receivables	2,839	2,841
Deferred income tax assets – current	2,968	2,968
Prepaid expenses and other current assets	6,436	5,679

Total current assets	433,472	436,152

Long-term investments	4,696	4,696
Property and equipment, net	2,918	2,989
Other acquired intangible assets, net	3,415	3,818
Deferred income tax assets – non-current	2,161	2,161
Goodwill	22,264	22,262
Prepaid land use right and other long-term prepayment	10,136	9,699

Total assets	$479,062	$481,777

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$63,212	$76,019
Accrued expenses	23,692	21,793
Deferred revenue	35,232	45,547
Accrued employee benefits	39,261	39,403
Other payables	4,966	6,187
Income taxes payable	4,921	2,862
Other taxes payable	9,355	7,620
Deferred income tax liabilities – current	1,340	1,340

Total current liabilities	181,979	200,771

Unrecognized tax benefits – non-current	3,058	3,052
Other long-term liabilities	163	163

Total liabilities	185,200	203,986
Redeemable noncontrolling interest	1,029	1,122
Equity:
AsiaInfo Holdings, Inc. stockholders’ equity
Common stock (100,000,000 shares authorized; $0.01 par value; 50,316,922 shares and 50,115,821 shares issued as of March 31, 2010 and December 31, 2009, respectively; 47,316,922 shares and 47,115,821 shares outstanding as of March 31, 2010 and December 31, 2009, respectively)	503	501
Additional paid-in capital	250,327	244,838
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of March 31, 2010 and December 31, 2009, respectively)	(27,749)	(27,749)
Retained earnings	25,544	15,199
Statutory reserve	22,306	22,306
Accumulated other comprehensive income	20,870	20,212

Total AsiaInfo Holdings, Inc. stockholders’ equity	291,801	275,307

Noncontrolling interest	1,032	1,362

Total equity	292,833	276,669

Total liabilities and equity	$479,062	$481,777

See accompanying notes to condensed consolidated financial statements.

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share amounts)

	Three months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,922	$5,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	417	326
Share-based compensation expenses	1,971	1,182
Amortization of other acquired intangible assets	404	312
Gain on disposal of property and equipment	(4)	(1)
Provision for bad debt	1,939	550
Changes in operating assets and liabilities:
Accounts receivable	9,838	(28,277)
Inventories	(226)	(50,734)
Other receivables	2	(1,045)
Prepaid expenses and other current assets	(757)	341
Prepaid land use right and other long-term prepayment	(434)	—
Accounts payable	(12,807)	60,004
Accrued expenses	1,899	1,009
Deferred revenue	(10,315)	3,439
Accrued employee benefits	(142)	2,743
Other payables	(1,366)	2,109
Other taxes payable	1,735	1,626
Income taxes payable	1,871	395

Net cash provided by (used in) operating activities	3,947	(236)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(165)	251
Purchases of available-for-sale securities	(1,465)	—
Purchases of held-to-maturity securities	(5,859)	—
Proceeds from sales of held to maturity securities	7,859	—
Purchases of property and equipment	(201)	(167)
Proceeds from disposal of property and equipment	4	1
Long-term equity investment	—	(26)

Net cash provided by investing activities	173	59

Cash flows from financing activities:
Proceeds from exercise of stock options	3,520	1,468

Net cash provided by financing activities	3,520	1,468

Effect of exchange rate changes on cash and cash equivalents	35	(20)

Net increase in cash and cash equivalents	7,675	1,271

Cash and cash equivalents at beginning of period	238,553	172,119

Cash and cash equivalents at end of period	$246,228	$173,390

ASIAINFO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo Holdings, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income/(loss)	—	—	—	—	10,345	—	—	(423)	9,922	9,922
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	93	93
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	51	—	51	51
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $(194)	—	—	—	—	—	—	607	—	607	607

Comprehensive income										$10,580

Stock option exercises	183,479	2	3,518	—	—	—	—	—	3,520
Restricted stock units vesting	17,622	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	201	—	—	—	—	—	201
Share-based compensation (performance-based restricted stock units)	—	—	1,770	—	—	—	—	—	1,770

Balance at March 31, 2010	47,316,922	$503	$250,327	$(27,749)	$25,544	$22,306	$20,870	$1,032	$292,833

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of March 31, 2010, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended December 31, 2009, as amended. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2010.

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

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2009, as amended except for the following additional accounting policies:

(1) Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on its financial condition or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on its financial condition or results of operations.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

(2) Recently Issued Accounting Pronouncements Not Yet Adopted

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

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, other taxes payable and long-term investments in equity securities of unquoted companies.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities, as discussed in Note 4.

The fair values of long-term investments, which are carried at cost, are not readily determinable.

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

As of March 31, 2010 and December 31, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $11,719 and $13,716, respectively. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of March 31, 2010 and December 31, 2009, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	March 31, 2010				December 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$16,817	$2,081	$—	$18,898	$16,812	$1,334	$—	$18,146
Balance funds	2,930	115	—	3,045	1,465	118	—	1,583
Stock funds	5,816	1,953	—	7,769	5,815	1,895	—	7,710
Corporate stocks	215	20	—	235	215	20	—	235

Total	$25,778	$4,169	$—	$29,947	$24,307	$3,367	$—	$27,674

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of March 31, 2010. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The available-for-sale securities measured and recorded at fair value as of March 31, 2010 and December 31, 2009 were as follows:

	As of March 31, 2010
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,898	$—	$—	$18,898
Balance funds	—	—	3,045	3,045
Stock funds	—	—	7,769	7,769
Corporate stocks	235	—	—	235

Total	$19,133	$—	$10,814	$29,947

	As of December 31, 2009
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,146	$—	$—	$18,146
Balanced funds	—	—	1,583	1,583
Stock funds	—	—	7,710	7,710
Corporate stocks	235	—	—	235

Total	$18,381	$—	$9,293	$27,674

The following table presents changes in Level 3 stock funds measured on a recurring basis for the three-month period ended March 31, 2010:

As of March 31,
2010
Beginning balance	$9,293
Purchases	1,465
Unrealized gain	53
Exchange difference	3

Ending balance	$10,814

The Company did not realize any gain during the three months ended March 31, 2010 and 2009, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

The Company reported no impairment losses for its short-term investments for the three months ended March 31, 2010 and 2009, respectively.

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The components of accounts receivable as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Billed accounts receivable	$45,074	$58,049
Unbilled accounts receivable	76,699	72,912
Bank acceptance drafts	262	15
Commercial acceptance drafts	367	1,289
Less: accounts receivable allowance	(4,533)	(2,619)

Total accounts receivable, net	$117,869	$129,646

6. INVENTORIES, NET

The components of inventories as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Raw materials	$1,073	$806
Finished goods	8,688	8,729

Total	$9,761	$9,535

7. LONG-TERM INVESTMENTS

On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration had been paid as of March 31, 2009. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform. C-Platform is a Cayman Islands company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunications services, to telecommunications operators in China.

No impairment losses were recognized in 2009 or in the three months ended March 31, 2010.

8. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the three months ended March 31, 2010 were as follows:

	As of March 31, 2010
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Gross amount:
Beginning balance at January 1, 2010	$46,102	$21,395	$67,497
Goodwill recognized in acquisition	—	—	—
Exchange differences	2	—	2

Ending balance at March 31, 2010:	46,104	21,395	67,499

Accumulated impairment loss:
Beginning balance at January 1, 2010:	(26,380)	(18,855)	(45,235)
Charge for the year	—	—	—
Exchange differences	—	—	—

Ending balance at March 31, 2010:	(26,380)	(18,855)	(45,235)

Goodwill, net	$19,724	$2,540	$22,264

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

	March 31, 2010				December 31, 2009
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(2,331)	$—	$—	$2,331	$(2,321)	$—	$10
Trade names	341	(317)	—	24	341	(309)	—	32
Contract backlogs	2,451	(2,463)	12	—	2,451	(2,463)	12	—
Customer lists	131	(126)	12	17	131	(119)	12	24
Customer relationships	2,739	(2,059)	281	961	2,739	(1,901)	280	1,118
Distribution network	870	(870)	—	—	870	(870)	—	—
Software	1,758	(1,532)	154	380	1,758	(1,457)	154	455
Non-compete agreements	446	(205)	23	264	446	(188)	23	281
Corporate business agency agreement	2,037	(268)	—	1,769	2,037	(139)	—	1,898

	$13,104	$(10,171)	$482	$3,415	$13,104	$(9,767)	$481	$3,818

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of March 31, 2010 are expected to be as follows:

2010	$1,173
2011	1,034
2012	699
2013	399
2014	110

$3,415

10. COMPREHENSIVE INCOME

The components of comprehensive income during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$9,922	$5,785
Net unrealized gain on available-for-sale investments, net of tax effects of $(194) and $(578) for the three and three months ended March 31, 2010 and 2009, respectively	607	1,180
Change in cumulative foreign currency translation adjustment	51	(97)

Comprehensive income	10,580	6,868

Comprehensive loss attributable to noncontrolling interest	(423)	(5)
Comprehensive income attributable to AsiaInfo Holdings, Inc.	$11,003	$6,873

11. CREDIT FACILITIES

As of March 31, 2010, the Company had short-term credit facilities for working capital purposes totaling $31,974 expiring in March 2011. As of March 31, 2010, the credit facilities were secured by bank deposits of $5,001 and credit facilities of $4,605 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of March 31, 2010, unused short-term credit facilities were $27,369. In addition, the Company had standby letters of credit and bank acceptance drafts as of March 31, 2010, which were collateralized by bank deposits of $704. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $5,705 as of March 31, 2010 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2009, the Company had total short-term credit facilities totaling $31,968, which will expire in December 2010 and were secured by bank deposits of $5,000.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $2,724 and $1,932 and commercial acceptances payable of $366 and $426 as of March 31, 2010 and December 31, 2009, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of March 31, 2010 and December 31, 2009, the Company’s accounts payable balance related to its sales agency arrangement with IBM was approximately $50,344 and $62,121 respectively, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

13. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $2,643 and $1,671 for the three months ended March 31, 2010 and 2009, respectively.

14. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three months Ended March 31,
	2010	2009
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)	(25)
Subpart F income inclusion and other dividend income	5	2
Share-based compensation	2	5
Other Permanent Differences	1	—

	15%	17%

Aggregate undistributed earnings of approximately $61,231 at March 31, 2010 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to AsiaInfo Holdings, Inc. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the three months ended March 31, 2010 were to be distributed or were determined to be no longer permanently reinvested.

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

15. SHARE-BASED COMPENSATION

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

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,064,605	$11.51
Granted	—	—
Forfeited	(39,900)	25.57
Exercised	(262,971)	20.82

Outstanding, March 31, 2010	761,734	7.56	$14,516

Vested and expected to vest, March 31, 2010	761,734	7.56	14,516
Exercisable, March 31, 2010	761,734	$7.56	$14,516

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $26.48 of the Company’s common stock on the last trading day on March 31, 2010.

The total intrinsic value of options exercised for each of the three months ended March 31, 2010 and 2009 was $1,099 and $1,429, respectively.

As of March 31, 2010, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan – restricted stock units (RSUs)

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 600,000 shares plus (b) any authorized shares of Common Stock that, as of April 21, 2005, were available for issuance under the 2002 Plan, or that thereafter become available for issuance under the 2002 Plan in accordance with its terms.

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

RSUs as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2010	101,800	$11.26
Granted	86,600	25.43
Vested	(17,622)	9.59
Forfeited	—	—

Restricted stock units unvested at March 31, 2010	170,778	$18.62

Total intrinsic value of RSUs exercised for each of the three months ended March 31, 2010 and 2009 was $500 and nil, respectively.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

As of March 31, 2010, there was $2,946 unrecognized share-based compensation cost related to RSUs. That unrecognized cost is expected to be recognized over a weighted-average vesting period of 1.90 years. To the extent the actual forfeiture rate is different from the original estimate; the actual share-based compensation related to these awards may be different from the expectation.

2008 Stock Incentive Plan

On February 25, 2008, the Board of Directors of the Company authorized the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2008 Plan was subsequently approved by the Company’s stockholders at the 2008 annual meeting of stockholders. Under the Plan, the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 2,000,000 shares plus (b) any authorized shares of the Company’s common stock that, as of February 25, 2008, were available for issuance under the 2005 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms.

As of March 31, 2010, 1,669,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2010	1,081,413	$13.17
Granted	—	—
Vested	—	—
Forfeited	(2,835)	13.10

Performance-based restricted stock units unvested at March 31, 2010	1,078,578	$13.17

Total intrinsic value of the PSUs granted under the 2008 Plan and vested for the three months ended March 31, 2010 and 2009 was nil and nil, respectively.

As of March 31, 2010, there was $3,550 unrecognized share-based compensation cost related to the PSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 0.50 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months ended March 31, 2010 and 2009, share-based compensation expenses related to the stock options, the RSUs and the PSUs under US GAAP were allocated as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$520	$293
Sales and marketing	546	351
General and administrative	619	360
Research and development	286	178

Total share-based compensation expense	$1,971	$1,182

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

16. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2010	2009
Amounts attributable to AsiaInfo Holdings, Inc. common stockholders (numerator)	$10,345	$5,790
Shares (denominator)
Weighted average common stock outstanding
Basic	47,227,325	43,503,560
Dilutive effect of share-based compensation	974,960	1,682,498

Diluted	48,202,285	45,186,058

Earnings per share
Net income attributable to AsiaInfo Holdings, Inc. common stockholders
Basic	$0.22	$0.13

Diluted	$0.21	$0.13

As of March 31, 2010 and 2009, the Company had 5,000 and 661,215 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

17. SEGMENT INFORMATION

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

The Company’s chief operating decision making group is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed consolidated financial statements of operations and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expenses (benefit), depreciation and amortization are not disclosed by segment, since such information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The following sets forth the condensed statements of operations and total assets for the Company’s operating segments based on the Company’s three major product lines:

	Three Months Ended March 31,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenue:
Software products and solutions	$53,755	$3,996	$57,751	$39,382	$3,055	$42,437
Service	3,834	70	3,904	4,847	152	4,999
Third-party hardware	1,654	156	1,810	2,924	616	3,540

Total revenue:	59,243	4,222	63,465	47,153	3,823	50,976

Cost of revenues:
Software products and solutions	19,645	1,124	20,769	16,914	1,300	18,214
Service	1,911	44	1,955	1,848	82	1,930
Third-party hardware	1,571	155	1,726	2,778	538	3,316

Total cost of revenues	23,127	1,323	24,450	21,540	1,920	23,460

Gross Profit	36,116	2,899	39,015	25,613	1,903	27,516

Segment expenses:
Sales and marketing	7,614	2,699	10,313	8,416	2,121	10,537
General and administrative(1)	2,255	13	2,268	726	122	848
Research and development	7,588	1,408	8,996	6,295	920	7,215

Total segment expenses	17,457	4,120	21,577	15,437	3,163	18,600

Contribution profit (loss)	$18,659	$(1,221)	$17,438	$10,176	$(1,260)	$8,916

	As of March 31, 2010			As of December 31, 2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$421,077	$57,985	$479,062	$423,237	$58,540	$481,777

(1)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses.
(2)

Included in total assets are net accounts receivable of $114,774 and $3,095 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at March 31, 2010 and $125,445 and $4,201 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at December 31, 2009.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended March 31,
	2010	2009
Total contribution profit for reportable segments	$17,438	$8,916
Corporate general and administrative expenses	(6,392)	(2,718)
Interest income	661	624
Dividend	4	171
Other expenses, net	—	(23)

Income before provision for income taxes	$11,711	$6,970

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

Since revenues net of cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of cost of third-party hardware sales to total revenues as presented in the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues, net of cost of third-party hardware sales	$57,672	$4,067	$61,739	$44,375	$3,285	$47,660
Third-party hardware cost	1,571	155	1,726	2,778	538	3,316

Total revenues	$59,243	$4,222	$63,465	$47,153	$3,823	$50,976

18. RELATED PARTY TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of March 31, 2010, Lenovo owned approximately 7 percent of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo during the three months and three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Sales and marketing	$15	$14

Total operating expenses	$15	$14

	As of March 31, 2010	As of December 31, 2009
Balances with related parties:
Other receivables	$8	$—

The Company entered into consulting agreements with Tom Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of the end of the first quarter, the Company has paid approximately $443 to Mr. Manning pursuant to the agreements.

19. COMMITMENTS AND CONTINGENCIES

Product warranty – The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expenses in the accompanying balance sheets.

Changes in the product warranty accrual for the three months ended March 31, 2010 were as follows:

Three Months Ended March 31, 2010
Beginning balance at January 1, 2010	$266
Current period provision	12
Expired warranty	(16)

Ending balance at March 31, 2010	$262

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

Litigation – In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

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

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. On July 25, 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. On March 12, 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the grounds that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Briefing with respect to these appeals concluded in November 2009 and the appeals remain pending.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company does not believe that the final results of these lawsuits will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

20. STOCK REPURCHASE PROGRAM

On September 11, 2007, the Company announced the authorization of a stock repurchase program under which the Company was entitled, from time to time for a period of four months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market or in privately negotiated transactions, subject to availability, of up to 3,000,000 shares of its outstanding common stock. As of December 31, 2007, the Company repurchased 244,300 shares of its common stock at a total cost of $1,953 pursuant to this repurchase program.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

On February 27, 2008, the Company’s Board of Directors authorized an extension to the 2007 share repurchase program through July 10, 2008. Under the extended program, the Company was authorized from time to time, depending on market conditions, share price and other factors, make one or more purchases on the open market or in privately negotiated transactions, subject to availability, of up to 2,755,700 shares of its outstanding common stock. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this repurchase program.

On September 17, 2008, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132.

No repurchases occurred in 2009 and in the three months ended March 31, 2010.

21. SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2010 until the date the financial statements were issued.

On May 1, 2010, the Company through Asia Technologies (Chengdu), Inc., a subsidiary of the Company, purchased 80% of the outstanding share capital of Hangzhou Zhongbo Software Technology Co., Ltd (“Hangzhou Zhongbo”) for an aggregate purchase price of approximately US$7 million in cash. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

22. NONCONTROLLING INTEREST

(a) In September 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Mr. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai.

(b) In October 2009, the Company acquired 60% of the share capital of SmartCall Holding Limited and the remaining 40% of the share capital was recorded as noncontrolling interest.

23. REDEEMABLE NONCONTROLLING INTEREST

In September 2009, the Company formed AsiaInfo International Pte Ltd (“AIP”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”), in Singapore. AIP has total issued and paid-up share capital of $4,000. The Company contributed $2,800 to AIP in cash, which represents 70% of AIP’s share capital. AGI contributed $1,200 to the AIP in cash, which represents 30% of AIP’s share capital. AIP serves as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree. The Company has consolidated AIP since its incorporation.

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

The 30% noncontrolling interest was recorded outside of the permanent equity on the balance sheet in an initial amount of $1,200. Subsequently, the noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the first quarter of year 2010, the amount charged to the net income attributable to noncontrolling interest was $93, which represents the noncontrolling interest’s share of net loss of AIP.

ASIAINFO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

24. PREPAID LAND USE RIGHT AND OTHER LONG-TERM PREPAYMENT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of March 31, 2010, the Company had paid approximately $9,699 pursuant to the agreement with ZSPD, with the remaining amount payable in the remainder of 2010. The Company has recorded the $9,699 as prepaid land use right and other long-term prepayment on its consolidated balance sheets as of March 31, 2010. The Company expects to report land use rights and other long-term prepayments at cost less accumulated amortization and to amortize the cost of the land use rights and other long-term prepayments on a straight-line basis over the term of the land use rights and other long-term prepayments to be amortized, which is expected to be 50 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed under the heading “Risk Factors” in Part II Other Information below and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom. The following table shows our revenues and percentage of total revenues derived from those three customers for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$44,504	70%	$33,565	66%
China Telecom	4,200	7%	4,742	9%
China Unicom	10,420	16%	8,749	17%

Total	$59,124	93%	$47,056	92%

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

Recent Developments

On December 4, 2009, we executed a definitive Business Combination Agreement, or the Combination Agreement, to combine our business with the business of Linkage Technologies International Holdings Limited, or Linkage Cayman, through our acquisition of 100% of the outstanding share capital of Linkage Cayman’s wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies. We refer to this transaction in this report as the “Combination.” Like AsiaInfo, Linkage Technologies is a leading provider of software solutions and IT services for the telecommunications industry in China, developing and implementing core operating systems for all three telecommunications operators in China. In consideration for our acquisition of Linkage Technologies, we agreed to pay to Linkage Cayman $60 million in cash and to issue to Linkage Cayman 26,832,731 shares of our common stock. The consideration will be distributed by Linkage Cayman to existing shareholders of Linkage Cayman. The Combination Agreement contains representations, warranties, covenants and indemnities. Completion of the Combination is conditioned upon, among other things, the receipt of any required regulatory approvals and certain approvals by our stockholders.

At our special meeting of stockholders on April 29, 2010, our stockholders approved the consideration we would pay in the Combination and a change in our name following the completion of the Combination to “AsiaInfo-Linkage, Inc.”

We expect to complete the Combination as soon as possible after all conditions to the Combination are satisfied or waived, which we currently expect to be in May 2010. If we complete the Combination, we expect to integrate our business with the business of Linkage Technologies following completion of the Combination.

It is possible that any of a number of factors, some of which are outside of our control, could delay or prevent us from completing the Combination on a timely basis, if at all, or from achieving the anticipated benefits of the Combination. For more information on the risks associated with the Combination, please see the discussion in Item 1A of this report, “Risk Factors.”

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third-party hardware revenue. Please refer to Note 17 to the condensed consolidated financial statements included in this report for detailed financial information regarding segment reporting.

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

In addition, in recent periods we have begun to generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, for certain products sold to China Mobile, or the IBM Arrangement. The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, in determining whether to record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when China Mobile pays us, and (5) we do not have the right to select suppliers.

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

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Three Months Ended March 31,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$53,755	$3,996	$57,751	$39,382	$3,055	$42,437
Service revenue	3,834	70	3,904	4,847	152	4,999
Third-party hardware revenue	83	1	84	146	78	224

Total revenues net of hardware costs	57,672	4,067	61,739	44,375	3,285	47,660
Total hardware costs	1,571	155	1,726	2,778	538	3,316

Total revenues	$59,243	$4,222	$63,465	$47,153	$3,823	$50,976

We believe total revenues net of hardware costs in each of the segments of our business more accurately reflect our core business, which is the provision of software solutions and services. We also believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we report this presentation to our chief operating decision maker.

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

Amortization of intangible assets, depreciation of properties and equipment, and rental expenses are also included in cost of revenue.

Operating Expenses

Operating expenses are comprised of sales and marketing expenses, general and administrative expenses, and research and development expenses. Compensation expenses consistently comprise a significant portion of our total operating expenses.

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

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as high and new technology enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 2009, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2009. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for AICD. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 2009 and 15% for 2010. Lenovo Security was subject to an applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009. If Lenovo Security continues to maintains its HNTE status in 2010, then it will remain subject to an applicable tax rate of 7.5% in 2010.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo Holdings, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until the end of 2010. The benefit of the rebate of value-added tax is included in software revenue. Historically, the value-added tax refund is not taxable for income tax purposes as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain nontaxable when the refund is used for expenses or purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent after five years since being received shall be treated as taxable income. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the value-added tax refund received as a non-taxable item for income tax purposes till the five year period ends.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our income statement net of business tax incurred. Business taxes deducted from revenues during the three-month periods ended March 31, 2010 and 2009 were $1.9 million and $1.5 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo Holdings, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended March 31, 2010.

As of March 31, 2010, approximately 61.9%, or $155.9 million of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 38.1%, or $96.0 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of March 31, 2010, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.8263, compared to the rate of US$1.00=RMB6.8359 as of March 31, 2009.

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

For contracts entered into before December 31, 2008, we recognized the total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. We accrued the estimated costs of providing PCS services upon delivery of our Lenovo-AsiaInfo information security software products.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying statutory tax rates applicable to future years. According to the new EIT Law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies is 10% for 2009 and 15% for 2010 and 2011; the eligible tax rate for AICD is 15% for 2009 to 2011; and the eligible rate for Lenovo Security is 7.5% for 2009 to 2010, 15% for 2011. Unless otherwise specified, our other Chinese subsidiaries and VIEs are subject to the statutory tax rate of 25%.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the first quarter of 2010 and 2009.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized no impairment loss on long-term or short-term investments in the first quarter of 2010 and 2009.

Consolidated Results of Operations

Revenues. Total revenues were $63.5 million for the three-month period ended March 31, 2010, representing a 24.5% increase over the year ago period and a 16.8% decrease sequentially. The year-over-year increase was primarily driven by improved profitability through recurring service revenues in our core telecom solutions business. The sequential decrease was mainly due to the seasonality of our Lenovo-AsiaInfo business.

Software products and solutions revenue was $57.8 million for the three-month period ended March 31, 2010, representing an increase of 36.1% over the comparable period in 2009 and a 13.4% sequential decrease. The year-over-year increase was mainly due to growth in both our telecommunications software business and our IT security business. The sequential decrease was mainly due to the seasonality of our IT security business. Telecommunications software products and solutions revenue for the three-month period ended March 31, 2010 was $53.8 million, representing a year-over-year increase of 36.5% and a sequential increase of 2.7%. Those increases were due to strong uptake for our software and service solutions among our top three telecommunications customers with an increasing number of contracts we have entered into to upgrade and maintain their existing systems. Software products and solutions revenue from our IT security business in the three-month period ended March 31, 2010 was $4.0 million, representing a 30.8% year-over-year increase and a 72.1% sequential decrease. The year-over-year increase was attributed to several major high-margin contracts signed with government agencies. The sequential increase was partially due to seasonality, as sales in our Lenovo-AsiaInfo business unit are typically weakest in the first half of each year.

Service revenue was $3.9 million in the three-month period ended March 31, 2010, representing an decrease of 21.9% over the comparable period in 2009 and a 27.5% sequential decrease. The decreases were primarily due to the fluctuation in revenue related to our IBM Arrangement related revenue in which we act as a sales agent in connection with sales of IBM equipment to certain of our telecommunications customers. Third-party hardware revenue for the three-month period ended March 31, 2010 was $1.8 million, representing a year-over-year decrease of 48.9% and a sequential decrease of 56.9%. Third-party hardware revenue has been generally decreasing for many years as we have gradually shifted our focus to our software product solutions business. However, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo business unit contributed $4.2 million, approximately 6.7% of our total revenue in the three-month period ended March 31, 2010, including a 6.9% contribution to software products and solutions revenue and a 1.8% contribution to service revenue. Overall, total revenue for our Lenovo-AsiaInfo business unit increased 10.4% over the year-ago period and decrease 71.7% sequentially. Our AsiaInfo Technologies business unit contributed $59.2 million, approximately 93.3% of our total revenue in the three-month period ended March 31, 2010. Overall, total revenue for the AsiaInfo Technologies business unit increased by 25.6% over the year-ago period and decreased 3.4% sequentially.

During the first quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom, accounted for approximately 93.2% of our total revenue.

Cost of revenues. Our cost of revenues was $24.5 million in the three-month period ended March 31, 2010, representing an increase of 4.2% over the comparable period in 2009. Cost of revenues in the first quarter decreased 24.2% compared to the preceding quarter. These changes in cost of revenues were in line with the changes in total revenues for the same periods.

Gross profit. Our gross profit margin in the three-month period ended March 31, 2010 was 61.5%, compared to 54.0% in the same period in 2009 and 57.7% in the preceding quarter. The year-over-year increase in gross margin reflected an increase in revenues from higher-margin software solutions and services and a decrease in revenue from lower-margin, third-party hardware sales.

Operating expenses. Our operating expenses in the first quarter of 2010 were $28.0 million, representing an increase of 31.2% over the comparable period in 2009 and 5.7% sequential decrease.

Sales and marketing expenses were $10.3 million for the first quarter of 2010, representing a decrease of 2.1% over the comparable period in 2009 and a 17.4% sequential decrease. The year-over-year decreases were mainly due to operational efficiency.

General and administrative expenses were $8.7 million for the first quarter of 2010, representing an increase of 142.8% over the comparable period in 2009 and an 88.4% sequential increase. The year-over-year and sequential increases were largely the result of non-recurring merger related expenses of $3.5 million.

Research and development expenses were $9.0 million for the first quarter of 2010, representing an increase of 24.7% over the comparable period in 2009 and a 28.6% sequential decrease. The research and development expenses are in line with our strategy of continuing to invest in the research and development of world-class products.

Total other income, net. Total other income, including interest income, dividend income, and other income, net, in the first quarter of 2010 was $0.7 million, representing a decrease of 13.9% over the comparable period in 2009 and a increase of 29.9% over the preceding quarter.

Net income from continuing operations. Net income from continuing operations was $9.9 million for the first quarter of 2010, representing an increase of 71.5% over the comparable period in 2009 and a decrease of 25.8% sequentially.

Net income attributable to AsiaInfo Holdings, Inc. Net income attributable to AsiaInfo Holdings, Inc. for the first quarter of 2010 was $10.3 million, or $0.22 per basic share, compared to $5.8 million, or $0.13 per basic share, for the year-ago period, and $13.8 million, or $0.29 per basic share, for the previous quarter.

Liquidity and Capital Resources

Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other capital requirements through private placements of equity securities, our initial public offering in 2000 and, to a limited extent, bank loans.

Our net cash provided by operating activities for the three-month period ended March 31, 2010 was $3.9 million. This was primarily attributable to our net income of $9.9 million, adjusted by a net non-cash related expenses of $4.7 million and a net increase in the components of our working capital of $10.7 million.

Our accounts receivable balance as of March 31, 2010 was $117.9 million, consisting of $45.1 million in billed receivables and $76.7 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Arrangement related accounts receivable balance as of March 31, 2010 was approximately $46.7 million. Our days sales outstanding as of March 31, 2010 was 104 days, as compared to last quarter’s 90 days. When calculating our days sales outstanding, we use the net accounts receivable balance for the IBM Arrangement where we act as a sales agent and record revenue on a net basis.

Our inventory position at the end of the first quarter of 2010 was approximately $9.8 million, as compared to $9.5 million as of December 31, 2009.

Our accounts payable balance as of March 31, 2010 was approximately $63.2 million, compared to $76.0 million as of December 31, 2009. As of March 31, 2010, our accounts payable balance related to the IBM. Arrangement was approximately $50.3 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash used for investing activities for the three-month period ended March 31, 2010 was $0.2 million. This was primarily due to increase of restricted cash of $0.2 million.

Our net cash generated from financing activities for the three-month period ended March 31, 2010 was $3.5 million. This was primarily due to proceeds we received from the exercise of stock options.

As of March 31, 2010, we had cash and cash equivalents and restricted cash totaling $251.9 million and short-term investments totaling $41.7 million.

As of March 31, 2010, we had total short-term credit facilities of $32.0 million for working capital purposes, expiring in March 2011, which were secured by bank deposits of $5.0 million. As of March 31, 2010, unused short-term credit facilities were $27.4 million and used facilities totaled $4.6 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $0.7 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2010. Total bank deposits pledged as security for these credit facilities totaled $5.7 million as of March 31, 2010 and are presented as restricted cash in our consolidated balance sheets.

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

As of March 31, 2010, we had short-term credit facilities for working capital purposes totaling $32.0 million, expiring in March 2011, of which $4.6 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $27.4 million.

Accounting Pronouncements

(1) Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncement but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on our consolidated financial condition or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on our financial condition or results of operations.

(2) Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

In September 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition for arrangements with multiple deliverables. This pronouncement addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The pronouncement provides that products containing both software and non-software components that function together to deliver the product’s essential functionality are excluded from the scope of current revenue recognition guidance for software products. The pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We are in the process of evaluating the effect of adoption of this pronouncement.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We are in the process of evaluating the effect of adoption of this pronouncement.

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. We are in the process of evaluating the effect of adoption of this pronouncement.

For information concerning certain risks that may affect our operating results and the value of our common stock, please see the factors discussed under the heading of “Risk Factors” in Part II, Other Information below and in the other reports we file with the SEC from time to time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2010. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of March 31, 2010, approximately 61.9%, or $155.9 million of our cash, cash equivalent and restricted cash were RMB-denominated and approximately 38.1%, or $96.0 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.8263. If the exchange rate were to increase by 10% to US$1.00 = RMB7.5089, our net assets would potentially decrease by $20.0 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1437, our net assets would potentially increase by $24.4 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Briefing with respect to these appeals concluded in November 2009 and the appeals remain pending.

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

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010 and amended on April 30, 2010. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K for the fiscal year ended December 31, 2009 as amended, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In August 2006, six PRC regulatory authorities, including the PRC Ministry of Commerce, or MOFCOM and the China Securities Regulatory Commission, or CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective in September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

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

In December 2009, the PRC State Administration for Taxation issued a notice, known as “Circular 698,” addressing PRC income tax issues in connection with transfers of equity by a non-PRC resident enterprise that directly or indirectly holds an interest in a PRC resident enterprise. Circular 698 requires certain tax filings with, and the submission of comprehensive information to, the applicable tax authorities regarding the transfer, which must be made by the seller within 30 days of entering into the agreement or receiving consideration in connection with the sale. The filings and submissions are designed to assist the taxing authorities in evaluating whether the transfer has a reasonable business purpose. If the transfer does not have a reasonable business purpose, Circular 698 provides that the seller is subject to PRC income tax on the gains received from the transfer of PRC resident enterprise. Although the tax obligations generally apply to the seller, the PRC resident enterprise that is transferred is also subject to certain requirements to assist the PRC tax authorities in collecting the taxes. Circular 698 is new, has no implementing regulations, and it is uncertain how it will be interpreted, implemented or enforced. For example, there is no clear guidance regarding what constitutes a “reasonable business purpose” or the assistance obligation applicable to the transferred PRC resident enterprise. We cannot predict how Circular 698 will affect our future acquisition strategies and business operations. For example, if we acquire a PRC resident enterprise through the acquisition of an offshore holding company, the PRC resident enterprise we acquire may have broad and uncertain obligations to assist the PRC tax authorities in collecting tax from the seller. Similarly, if we sell one of our PRC resident enterprises owned through an offshore holding company, we may face comprehensive filing obligations that could delay the transaction, significant taxes, potential sanctions or other enforcement action, or other adverse considerations, which could have an adverse impact on our ability to consummate such a transaction or expand our business and market share.

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

In addition to any required regulatory approvals, the Combination is subject to a number of other conditions beyond the control of us and Linkage Cayman that may prevent delay or otherwise materially adversely affect completion of the Combination. These conditions may not be satisfied on a timely basis, if at all. Further, obtaining any required clearances or approvals could delay the completion of the Combination for a significant period of time or prevent it from occurring. Any delay in completing the Combination may significantly reduce the benefits that we expect to achieve if we successfully complete the Combination with Linkage Technologies within the expected timeframe and integrate the business of Linkage Technologies with our business.

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

AsiaInfo Holdings, Inc.

Date: May 7, 2010	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 7, 2010	X