Form 10-Q
period 2010-06-30
ASIAINFO-LINKAGE, INC
filed 2010-08-06
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-15713

ASIAINFO-LINKAGE, INC.

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2010 was 74,171,779.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Software products and solutions	$59,120	$47,151	$116,871	$89,588
Service	6,385	5,931	10,289	10,930
Third-party hardware	1,359	5,486	3,169	9,026

Total revenues	66,864	58,568	130,329	109,544

Cost of revenues:
Software products and solutions	23,082	22,609	43,851	40,823
Service	2,757	1,967	4,712	3,897
Third-party hardware	1,304	5,210	3,030	8,526

Total cost of revenues	27,143	29,786	51,593	53,246

Gross profit	39,721	28,782	78,736	56,298

Operating expenses:
Sales and marketing	10,807	9,929	21,120	20,466
General and administrative	4,598	3,652	13,258	7,218
Research and development	9,776	8,792	18,772	16,007

Total operating expenses	25,181	22,373	53,150	43,691

Income from operations	14,540	6,409	25,586	12,607

Other income
Interest income	741	534	1,402	1,158
Dividend income	250	3	254	174
Gain from sales of short-term investments	472	1,210	472	1,210
Other income (expenses), net	(50)	9	(50)	(14)

Total other income, net	1,413	1,756	2,078	2,528

Income before provision for income taxes	15,953	8,165	27,664	15,135
Provision for income taxes	2,482	962	4,271	2,147

Net income	13,471	7,203	23,393	12,988

Less: Net loss attributable to noncontrolling interest	(435)	(2)	(858)	(7)

Net income attributable to AsiaInfo-Linkage, Inc.	$13,906	7,205	24,251	$12,995

Earnings per share:
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.29	$0.16	$0.51	$0.30

Diluted	$0.29	$0.16	$0.50	$0.29

Weighted average shares used in computation:
Basic	47,328,078	44,586,996	47,277,978	44,048,268

Diluted	48,325,405	45,917,056	48,264,122	45,554,547

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$224,040	$238,553
Restricted cash	5,924	5,540
Short-term investments – held-to-maturity securities	14,726	13,716
Short-term investments – available-for-sale securities	29,433	27,674
Accounts receivable (net of allowances of $4,794 and $2,619 as of June 30, 2010 and December 31, 2009, respectively)	120,861	129,646
Inventories, net	8,496	9,535
Other receivables	3,326	2,841
Deferred income tax assets – current	2,968	2,968
Prepaid expenses and other current assets	6,860	5,679

Total current assets	416,634	436,152

Long-term investments	4,696	4,696
Property and equipment, net	2,991	2,989
Other acquired intangible assets, net	4,788	3,818
Deferred income tax assets – non-current	2,161	2,161
Goodwill	29,139	22,262
Prepaid land use right and other long-term prepayment	10,189	9,699

Total assets	$470,598	$481,777

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$51,379	$76,019
Accrued expenses	25,552	21,793
Deferred revenue	31,448	45,547
Accrued employee benefits	29,797	39,403
Other payables	6,552	6,187
Income taxes payable	1,955	2,862
Other taxes payable	7,678	7,620
Deferred income tax liabilities – current	1,818	1,340

Total current liabilities	156,179	200,771

Unrecognized tax benefits – non-current	3,205	3,052
Other long-term liabilities	163	163

Total liabilities	159,547	203,986

Redeemable noncontrolling interest	2,180	1,122
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity
Common stock (100,000,000 shares authorized; $0.01 par value; 50,335,443 shares and 50,115,821 shares issued as of June 30, 2010 and December 31, 2009, respectively; 47,335,443 shares and 47,115,821 shares outstanding as of June 30, 2010 and December 31, 2009, respectively)	503	501
Additional paid-in capital	252,377	244,838
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of June 30, 2010 and December 31, 2009, respectively)	(27,749)	(27,749)
Retained earnings	39,450	15,199
Statutory reserve	22,306	22,306
Accumulated other comprehensive income	21,184	20,212

Total AsiaInfo-Linkage, Inc. stockholders’ equity	308,071	275,307

Noncontrolling interest	800	1,362

Total equity	308,871	276,669

Total liabilities and equity	$470,598	$481,777

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share amounts)

	Six months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$23,393	$12,988
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	839	657
Share-based compensation expenses	3,906	5,040
Amortization of other acquired intangible assets	871	629
Gain on disposal of property and equipment	(6)	(5)
Gain from sales of available-for-sale securities	(472)	(1,210)
Provision for bad debt	2,175	492
Acquisition related costs	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	7,585	(51,706)
Inventories	1,039	4,845
Other receivables	(373)	(378)
Prepaid expenses and other current assets	(1,520)	800
Prepaid land use right and other long-term prepayment	(434)	—
Accounts payable	(24,791)	40,499
Accrued expenses	3,032	1,489
Deferred revenue	(14,490)	(13,154)
Accrued employee benefits	(10,006)	(3,876)
Other payables	32	2,310
Other taxes payable	(2,377)	(403)
Income taxes payable	(50)	452

Net cash used in operating activities	(11,647)	(543)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(384)	656
Purchases of available-for-sale securities	(2,919)	—
Purchases of held-to-maturity securities	(14,654)	(10,555)
Proceeds from sales of available-for-sale securities	1,937	6,211
Proceeds from maturity of held to maturity securities	13,726	—
Purchases of property and equipment	(635)	(510)
Proceeds from disposal of property and equipment	6	5
Purchase of businesses, net of cash acquired	(4,334)	(872)
Long-term equity investment	—	(25)

Net cash used in investing activities	(7,257)	(5,090)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,634	10,967

Net cash provided by financing activities	3,634	10,967

Effect of exchange rate changes on cash and cash equivalents	757	17

Net (decrease) increase in cash and cash equivalents	(14,513)	5,351

Cash and cash equivalents at beginning of period	238,553	172,119

Cash and cash equivalents at end of period	$224,040	$177,470

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock				Retained		Accumulated
	Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	earnings (Accumulated Deficit)	Statutory Reserve	Other Comprehensive Income	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income (loss)	—	—	—	—	10,345	—	—	(423)	9,922	9,922
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	93	93
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	51	—	51	51
Net unrealized gain on available-for-sale investments, net of tax effects of $(194)	—	—	—	—	—	—	607	—	607	607

Comprehensive income	—	—	—	—	—	—	—	—	—	$10,580

Stock option exercises	183,479	2	3,518	—	—	—	—	—	3,520
Restricted stock units vesting	17,622	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	201	—	—	—	—	—	201
Share-based compensation (performance-based restricted stock units)	—	—	1,770	—	—	—	—	—	1,770

Balance at March 31, 2010	47,316,922	$503	$250,327	$(27,749)	$25,544	$22,306	$20,870	$1,032	$292,833

Net income (loss)	—	—	—	—	13,906	—	—	(435)	13,471	13,471
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	203	203
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	1,073	—	1,073	1,073
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $35	—	—	—	—	—	—	(437)	—	(437)	(437)
Net unrealized loss on available-for-sale investments, net of tax effects of $47	—	—	—	—	—	—	(322)	—	(322)	(322)

Comprehensive income	—	—	—	—	—	—	—	—	—	$13,785

Stock option exercises	15,721	—	115	—	—	—	—	—	115
Restricted stock units vesting	2,800	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	242	—	—	—	—	—	242
Share-based compensation (performance-based restricted stock units)	—	—	1,693	—	—	—	—	—	1,693

Balance at June 30, 2010	47,335,443	$503	$252,377	$(27,749)	$39,450	$22,306	$21,184	$800	$308,871

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

On July 1, 2010, AsiaInfo Holdings, Inc. (“AsiaInfo”) completed its combination with IT software and solutions provider Linkage Technologies International Holdings Limited (“Linkage”) and was renamed “AsiaInfo-Linkage, Inc.” (“AsiaInfo-Linkage”). Please note that second quarter 2010 and prior consolidated financial statements for AsiaInfo-Linkage reflect the standalone operating results and financial position of AsiaInfo and its consolidated subsidiaries and variable interest entities “VIEs”. Starting in the third quarter of 2010, AsiaInfo-Linkage will consolidate Linkage and its consolidated subsidiaries’ operating results and financial position. Please refer to Note 25 for detailed information regarding this acquisition.

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, Inc., its subsidiaries, and its VIEs (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of June 30, 2010, final amounts may differ from these estimates.

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

AsiaInfo-Linkage, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

None of the assets of the Company’s consolidated VIEs can be used only to settle obligations of these VIEs. As of June 30, 2010 and December 31, 2009, respectively, there was $18,917 and $20,542 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2009, as amended except for the following additional accounting policies:

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

(1) Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by the FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on the Company’s financial position or results of operations.

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company does not believe the adoption of this pronouncement will significantly impact the financial position or results of operations of the Company.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Affected entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	As of June 30, 2010	As of December 31, 2009
Cash	$81,591	$128,213
Cash equivalents:
Money market fund	134,350	92,473
Seven-day notice deposits	2,209	12,009
Others	5,890	5,858

Total cash and cash equivalents	$224,040	$238,553

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of June 30, 2010 and December 31, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $14,726 and $13,716, respectively. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of June 30, 2010 and December 31, 2009, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	As of June 30, 2010				As of December 31, 2009
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$16,904	$1,954	$—	$18,858	$16,812	$1,334	$—	$18,146
Balance funds	2,946	94	(99)	2,941	1,465	118	—	1,583
Stock funds	5,847	1,567	—	7,414	5,815	1,895	—	7,710
Corporate stocks	215	5	—	220	215	20	—	235

Total	$25,912	$3,620	$(99)	$29,433	$24,307	$3,367	$—	$27,674

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of June 30, 2010. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The available-for-sale securities measured and recorded at fair value as of June 30, 2010 and December 31, 2009 were as follows:

	As of June 30, 2010
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,858	$—	$—	$18,858
Balance funds	—	—	2,941	2,941
Stock funds	—	—	7,414	7,414
Corporate stocks	220	—	—	220

Total	$19,078	$—	$10,355	$29,433

	As of December 31, 2009
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,146	$—	$—	$18,146
Balanced funds	—	—	1,583	1,583
Stock funds	—	—	7,710	7,710
Corporate stocks	235	—	—	235

Total	$18,381	$—	$9,293	$27,674

The following table presents changes in Level 3 stock funds measured on a recurring basis for the six-month period ended June 30, 2010:

Six Months Ended June 30, 2010
2010
Beginning balance at January 1, 2010	$9,293
Purchases	2,946
Redemption	(1,465)
Realized gain	(472)
Unrealized gain	(12)
Exchange difference	65

Ending balance at June 30, 2010	$10,355

The following table provides additional information on the realized gains of the Company during the three-month and six-month periods ended June 30, 2010. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,
	2010			2009
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,937	$1,465	$472	$6,211	$5,001	$1,210
Trading securities	—	—	—	—	—	—

Total	$1,937	$1,465	$472	$6,211	$5,001	$1,210

	Six Months Ended June 30,
	2010			2009
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,937	$1,465	$472	$6,211	$5,001	$1,210
Trading securities	—	—	—	—	—	—

Total	$1,937	$1,465	$472	$6,211	$5,001	$1,210

The Company reported no impairment losses for its short-term investments for the three and six months ended June 30, 2010 and 2009, respectively.

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

In recent periods the Company has begun to generate service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors for certain products sold to China Mobile and its provincial subsidiaries (the “IBM Arrangement”). The components of the Company’s accounts receivable as of June 30, 2010 and December 31, 2009, including amounts attributable to the IBM Arrangement, were as follows:

	June 30, 2010			December 31, 2009
	IBM Arrangement	Non-IBM Arrangement	Total	IBM Arrangement	Non-IBM Arrangement	Total
Billed accounts receivable	$8,935	$43,331	$52,266	$21,985	$36,064	$58,049
Unbilled accounts receivable	19,039	52,503	71,542	35,700	37,212	72,912
Bank acceptance drafts	—	1,335	1,335	—	15	15
Commercial acceptance drafts	—	512	512	—	1,289	1,289
Less: accounts receivable allowance	—	(4,794)	(4,794)	—	(2,619)	(2,619)

Total accounts receivable, net	$27,974	92,887	$120,861	$57,685	$71,961	$129,646

6. INVENTORIES, NET

The components of inventories, net as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Raw materials	$949	$806
Finished goods	7,547	8,729

Total	$8,496	$9,535

ASIAINFO-LINKAGE, INC.

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

No impairment losses were recognized in 2009 or in the three and six months ended June 30, 2010.

8. ACQUISITION

On May 1, 2010, the Company, through a subsidiary of the Company, consummated the acquisition of 80% equity interest of Hangzhou Zhongbo Software Technology Co., Ltd. (“Hangzhou Zhongbo”) for an aggregate purchase price of $7,068 in cash. Goodwill acquired through this acquisition was $6,833. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

9. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the six months ended June 30, 2010 were as follows:

	As of June 30, 2010
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Gross amount:
Beginning balance at January 1, 2010	$46,102	$21,395	$67,497
Goodwill recognized in acquisition of Hangzhou Zhongbo	6,833	—	6,833
Exchange differences	41	3	44

Ending balance at June 30, 2010:	52,976	21,398	74,374

Accumulated impairment loss:
Beginning balance at January 1, 2010:	(26,380)	(18,855)	(45,235)
Charge for the year	—	—	—
Exchange differences	—	—	—

Ending balance at June 30, 2010:	(26,380)	(18,855)	(45,235)

Goodwill, net	$26,596	$2,543	$29,139

10. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of other acquired intangible assets, net as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010				December 31, 2009
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$2,331	$(2,331)	$—	$—	$2,331	$(2,321)	$—	$10
Trade names	341	(324)	—	17	341	(309)	—	32
Contract backlogs	2,974	(2,495)	12	491	2,451	(2,463)	12	—
Customer lists	131	(134)	12	9	131	(119)	12	24
Customer relationships	3,557	(2,242)	285	1,600	2,739	(1,901)	280	1,118
Distribution network	870	(870)	—	—	870	(870)	—	—
Software	1,758	(1,605)	156	309	1,758	(1,457)	154	455
Non-compete agreements	938	(239)	24	723	446	(188)	23	281
Corporate business agency agreement	2,037	(398)	—	1,639	2,037	(139)	—	1,898

	$14,937	$(10,638)	$489	$4,788	$13,104	$(9,767)	$481	$3,818

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of June 30, 2010 are expected to be as follows:

2010	$1,003
2011	1,478
2012	1,142
2013	654
2014	511

$4,788

11. PREPAID LAND USE RIGHT AND OTHER LONG-TERM PREPAYMENT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of June 30, 2010, the Company had paid approximately $9,699 pursuant to the agreement with ZSPD, with the remaining amount payable in the remainder of 2010. The Company has recorded the $9,699 as prepaid land use right and other long-term prepayment on its consolidated balance sheets as of June 30, 2010. The Company expects to report land use rights and other long-term prepayments at cost less accumulated amortization and to amortize the cost of the land use rights and other long-term prepayments on a straight-line basis over the term of the land use rights and other long-term prepayments to be amortized, which is expected to be 50 years.

12. COMPREHENSIVE INCOME

The components of comprehensive income during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$13,471	$7,203	$23,393	$12,988
Transfer to statements of operation of realized gain on available-for-sale investments net of tax effects of $35 and $350, $35 and $350 for the three and six months ended June 30, 2010 and 2009, respectively	(437)	(860)	(437)	(860)
Net unrealized (loss) gain on available-for-sale investments, net of tax effects of $47 and $77, $(147) and $(501) for the three and six months ended June 30, 2010 and 2009, respectively	(322)	770	285	1,950

Change in cumulative foreign currency translation adjustment	1,073	69	1,124	(28)

Comprehensive income	13,785	7,182	24,365	14,050

Comprehensive loss attributable to noncontrolling interest	(435)	(2)	(858)	(7)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$14,220	$7,184	$25,223	$14,057

13. CREDIT FACILITIES

As of June 30, 2010, the Company had short-term credit facilities for working capital purposes totaling $32,088 expiring in March 2011. As of June 30, 2010, the credit facilities were secured by bank deposits of $5,009 and credit facilities of $6,446 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of June 30, 2010, unused short-term credit facilities were $25,642. In addition, the Company had standby letters of credit and bank acceptance drafts as of June 30, 2010, which were collateralized by bank deposits of $915. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $5,924 as of June 30, 2010 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2009, the Company had total short-term credit facilities totaling $31,968, which will expire in December 2010 and were secured by bank deposits of $5,000.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

14. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $3,123 and $1,932 and commercial acceptances payable of nil and $426 as of June 30, 2010 and December 31, 2009, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of June 30, 2010 and December 31, 2009, the Company’s accounts payable balance related to its sales agency arrangement with IBM was approximately $36,720 and $62,121, respectively, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

15. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $5,521 and $3,822 for the six months ended June 30, 2010 and 2009, respectively.

16. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six months Ended June 30,
	2010	2009
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)	(28)
Subpart F income inclusion and other dividend income	4	1
Share-based compensation	2	5
Other permanent differences	2	1

	15%	14%

Aggregate undistributed earnings of approximately $80,664 at June 30, 2010 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to AsiaInfo-Linkage, Inc. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the six months ended June 30, 2010 were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any taxing authority at this time. The Hong Kong Inland Revenue Department has concluded its examination of our Hong Kong subsidiary’s tax filings tax years and no adjustment was made as a result of the examination. The Company’s various tax years from 2000 to 2009 remain open in these taxing jurisdictions.

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

ASIAINFO-LINKAGE, INC.

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,064,605	$11.51
Granted	—	—
Forfeited	(39,900)	25.57
Exercised	(262,971)	20.82

Outstanding, March 31, 2010	761,734	7.56	$14,516

Granted	—	—
Forfeited	—	—
Exercised	(15,721)	7.28

Outstanding, June 30, 2010	746,013	7.57	$10,791

Vested and expected to vest, June 30, 2010	746,013	7.57	10,791
Exercisable, June 30, 2010	746,013	$7.57	$10,791

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $21.86 of the Company’s common stock on the last trading day (June 30, 2010).

The total intrinsic value of options exercised for each of the three months ended June 30, 2010 and 2009 was $325 and $15,255, respectively; and for each of the six months ended June 30, 2010 and 2009 was $1,424 and $16,685, respectively.

As of June 30, 2010, there was no unrecognized share-based compensation cost relating to share options.

2005 Stock Incentive Plan – restricted stock units (RSUs)

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company may grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance is (a) 600,000 shares plus (b) any authorized shares of the Company’s common stock that, as of April 21, 2005, were available for issuance under the 2002 Plan, or that thereafter become available for issuance under the 2002 Plan in accordance with its terms.

A restricted stock unit (“RSU”) is an agreement to issue stock at the time when the award vests. These units are vested on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

RSUs as of June 30, 2010 and changes during the three months ended June 30, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2010	101,800	$11.26
Granted	86,600	25.43
Vested	(17,622)	9.59
Forfeited	—	—

Restricted stock units unvested at March 31, 2010	170,778	$18.62

Granted	—	—
Vested	(2,800)	17.31
Forfeited	(3,000)	20.70

Restricted stock units unvested at June 30, 2010	164,978	$18.60

Total intrinsic value of RSUs vested for each of the three months ended June 30, 2010 and 2009 was $66 and $5.5, respectively; and for each of the six months ended June 30, 2010 and 2009 was $566 and $5.5, respectively.

As of June 30, 2010, there was $2,641 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.68 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

As of June 30, 2010, 1,669,400 performance stock units (“PSUs”) were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

PSUs as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2010	1,081,413	$13.17
Granted	—	—
Vested	—	—
Forfeited	(2,835)	13.10

Performance-based restricted stock units unvested at March 31, 2010	1,078,578	$13.17

Granted	—	—
Vested	—	—
Forfeited	(16,638)	13.10

Performance-based restricted stock units unvested at June 30, 2010	1,061,940	$13.17

Total intrinsic value of the PSUs granted under the 2008 Plan and vested for each of the six months ended June 30, 2010 and 2009 was nil and nil, respectively.

As of June 30, 2010, there was $1,748 in unrecognized share-based compensation cost related to the PSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 0.25 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months and six months ended June 30, 2010 and 2009, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$480	$1,102	$1,000	$1,395
Sales and marketing	566	1,099	1,112	1,450
General and administrative	604	1,067	1,223	1,427
Research and development	285	590	571	768

Total share-based compensation expense	$1,935	$3,858	$3,906	$5,040

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)	$13,906	$7,205	$24,251	$12,995
Shares (denominator)
Weighted average common stock outstanding
Basic	47,328,078	44,586,996	47,277,978	44,048,268
Dilutive effect of share-based compensation	997,327	1,330,060	986,144	1,506,279

Diluted	48,325,405	45,917,056	48,264,122	45,554,547

Earnings per share
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.29	$0.16	$0.51	$0.30

Diluted	$0.29	$0.16	$0.50	$0.29

As of June 30, 2010 and 2009, the Company had 5,000 and 415,600 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

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

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team, who allocate resources and evaluate performance of segments based on the following table of condensed consolidated statements of operations and total assets. Accordingly, other items such as inter-segment sales, interest income (expense), income tax expenses (benefit), depreciation and amortization are not disclosed by segment, since such information is not used by the Company’s chief operating decision making group to assess the operating performance of individual segments.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The following sets forth the condensed consolidated statements of operations and total assets for the Company’s operating segments based on the Company’s three major product lines:

	Three Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues:
Software products and solutions	$51,773	$7,347	$59,120	$41,776	$5,375	$47,151
Service	6,288	97	6,385	5,883	48	5,931
Third-party hardware	1,237	122	1,359	5,039	447	5,486

Total revenues	59,298	7,566	66,864	52,698	5,870	58,568

Cost of revenues:
Software products and solutions	21,015	2,067	23,082	20,275	2,334	22,609
Service	2,668	89	2,757	1,892	75	1,967
Third-paty hardware	1,175	129	1,304	4,786	424	5,210

Total cost of revenues	24,858	2,285	27,143	26,953	2,833	29,786

Gross profit	34,440	5,281	39,721	25,745	3,037	28,782

Segment expenses:
Sales and marketing	7,300	3,507	10,807	7,569	2,360	9,929
General and administrative(1)	722	140	862	727	(78)	649
Research and development	8,384	1,392	9,776	7,787	1,005	8,792

Total segment expenses	16,406	5,039	21,445	16,083	3,287	19,370

Contribution profit (loss)	$18,034	$242	$18,276	$9,662	$(250)	$9,412

	Six Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues:
Software products and solutions	$105,528	$11,343	$116,871	$81,158	$8,430	$89,588
Service	10,122	167	10,289	10,730	200	10,930
Third-party hardware	2,891	278	3,169	7,963	1,063	9,026

Total revenues	118,541	11,788	130,329	99,851	9,693	109,544

Cost of revenues:
Software products and solutions	40,660	3,191	43,851	37,189	3,634	40,823
Service	4,579	133	4,712	3,740	157	3,897
Third-party hardware	2,746	284	3,030	7,564	962	8,526

Total cost of revenues	47,985	3,608	51,593	48,493	4,753	53,246

Gross profit	70,556	8,180	78,736	51,358	4,940	56,298

Segment expenses:
Sales and marketing	14,914	6,206	21,120	15,985	4,481	20,466
General and administrative(1)	2,977	153	3,130	1,453	44	1,497
Research and development	15,972	2,800	18,772	14,082	1,925	16,007

Total segment expenses	33,863	9,159	43,022	31,520	6,450	37,970

Contribution profit (loss)	$36,693	$(979)	$35,714	$19,838	$(1,510)	$18,328

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

	As of June 30, 2010			As of December 31, 2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Total assets (2)	$413,852	$56,746	$470,598	$423,237	$58,540	$481,777

(1)

General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The credit amount in the Lenovo-AsiaInfo segment primarily reflects the results of certain bad debt provision reversals recorded in three months ended June 30, 2009.

(2)

Included in total assets are net accounts receivable of $119,168 and $1,693 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at June 30, 2010 and $125,445 and $4,201 for AsiaInfo Technologies and Lenovo-AsiaInfo, respectively, at December 31, 2009.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total contribution profit for reportable segments	$18,276	$9,412	$35,714	$18,328
Corporate general and administrative expenses	(3,736)	(3,003)	(10,128)	(5,721)
Interest income	741	534	1,402	1,158
Gain from sales of short-term investments	472	1,210	472	1,210
Dividend income	250	3	254	174
Other income (expense), net	(50)	9	(50)	(14)

Income before provision for income taxes	$15,953	$8,165	$27,664	$15,135

Since revenues net of cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of cost of third-party hardware sales to total revenues as presented in the Company’s consolidated statements of operations:

	Three Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues, net of cost of third-party hardware sales	$58,123	$7,437	$65,560	$47,912	$5,446	$53,358
Third-party hardware cost	1,175	129	1,304	4,786	424	5,210

Total revenues	$59,298	$7,566	$66,864	$52,698	$5,870	$58,568

	Six Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues, net of cost of third-party hardware sales	$115,795	$11,504	$127,299	$92,287	$8,731	$101,018
Third-party hardware cost	2,746	284	3,030	7,564	962	8,526

Total revenues	$118,541	$11,788	$130,329	$99,851	$9,693	$109,544

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

20. RELATED PARTY TRANSACTIONS

The Company entered into a series of contractual agreements with Lenovo in connection with the acquisition of Lenovo’s non-telecommunications IT services business in October 2004. In conjunction with that acquisition, the Company delivered 5,472,414 shares of its common stock to Lenovo. Among them, 648,769 shares were returned to the Company from an escrow account in February 2007. As of June 30, 2010, Lenovo owned approximately 7% of the Company’s outstanding common stock.

The following table provides a summary of the Company’s transactions with Lenovo during the three months and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales and marketing	$10	$14	$25	$28

Total operating expenses	$10	$14	$25	$28

	As of June 30, 2010		As of December 31, 2009
Balances with related parties:
Other receivables		$2		$—
Advances to suppliers		945		—

The Company entered into consulting agreements with Tom Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of June 30, 2010, the Company paid approximately $443 to Mr. Manning pursuant to the agreements.

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

Changes in the product warranty accrual for the six months ended June 30, 2010 were as follows:

Six Months Ended June 30, 2010
Beginning balance at January 1, 2010	$266
Current period provision	17
Expired warranty	(24)
Foreign exchange difference	1

Ending balance at June 30, 2010	$260

Litigation – In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, have all been transferred to a single federal district judge for purposes of case management.

ASIAINFO-LINKAGE, INC.

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

In addition, in June 2007 the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. In July 2008, the Company together with several other issuers who are also named as nominal defendants in the action filed a joint motion to dismiss the action. In March 2009, the court granted the motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Briefing with respect to these appeals concluded in November 2009 and the appeals remain pending.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results of these lawsuits will not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

On February 27, 2008, the Company’s Board of Directors authorized an extension to the 2007 share repurchase program through July 10, 2008. Under the extended program, the Company was authorized from time to time, depending on market conditions, share price and other factors make one or more purchases on the open market or in privately negotiated transactions, subject to availability, of up to 2,755,700 shares of its outstanding common stock. Any common stock repurchased by the Company became part of its treasury stock and may be retired or used by the Company to finance or execute acquisitions or other arrangements. As of July 10, 2008, the Company had repurchased 166,400 shares of its common stock at a total cost of $1,664 pursuant to this repurchase program.

On September 17, 2008, the Company announced a new stock repurchase program under which the Company was authorized to repurchase up to 3,000,000 shares of its outstanding common stock. As of December 31, 2008, the Company had repurchased 2,589,300 shares of its common stock at a total cost of $24,132.

No repurchases occurred in 2009 and in the six months ended June 30, 2010.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

23. NONCONTROLLING INTEREST

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

24. REDEEMABLE NONCONTROLLING INTEREST

(a) In September 2009, the Company formed AsiaInfo International Pte Ltd (“AIP”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”), in Singapore. AIP has total issued and paid-up share capital of $4,000. The Company contributed $2,800 to AIP in cash, which represents 70% of AIP’s share capital. AGI contributed $1,200 to the AIP in cash, which represents 30% of AIP’s share capital. AIP serves as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree. The Company has consolidated AIP since its incorporation.

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

(b) As discussed in Note 8, on May 1, 2010, the Company, through a subsidiary of the Company, consummated the acquisition of 80% equity interest of Hangzhou Zhongbo for an aggregate purchase price of $7,068 in cash. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

Pursuant to the agreement with Hangzhou Zhongbo, the Company granted a put option to Hangzhou Zhongbo to sell, while the Company received a call option from Hangzhou Zhongbo to purchase, the 20% equity interest held by Hangzhou Zhongbo. The options are exercisable after December 31, 2011. The exercise prices for the call and the put options of the 20% equity interest held by Hangzhou Zhongbo are the same and are determined by a formula based on the performance of Hangzhou Zhongbo for years 2010 and 2011.

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2010 and the three months ended June 30, 2010, the amounts charged to the net income attributable to noncontrolling interests were $93 and $203, respectively, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2009	$1,122
Incorporation of new subsidiaries	—
Net loss	(93)
Adjustment to redemption value	—

Balance at March 31, 2010	$1,029
Acquisition of Hangzhou Zhongbo	1,354
Net loss	(203)
Adjustment to redemption value	—

Balance at June 30, 2010	$2,180

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

25. SUBSEQUENT EVENTS

The Company evaluated events occurring after June 30, 2010 until the date the consolidated financial statements were issued.

On July 1, 2010, the Company completed its business combination with Linkage, a leading IT software and solutions provider in China. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement (collectively, the “Combination Agreement”), the Company purchased from Linkage 100% of the outstanding share capital of Linkage’s wholly-owned subsidiary, Linkage Technologies, which carries out all of the operations of Linkage, for $60,000 in cash and 26,832,731 shares of the Company’s common stock. The aggregate market value of the common stock and the total consideration were $581,734 and $641,734 as of the date of acquisition. The transaction was accounted for as a business combination and purchase accounting was applied accordingly. The Company is in the process of performing the purchase price allocation.

Concurrently and in connection with the closing, the Company entered into an escrow agreement with Linkage, Mr. Sun as agent for the shareholders of Linkage, and The Bank of New York Mellon. Pursuant to the agreement, 10% of the Consideration (consisting of $6,000 in cash and 2,683,273 shares of the Company’s common stock) was deposited into an escrow account for a period of 18 months as security for the indemnification obligations of Linkage and certain key Linkage shareholders under the Combination Agreement.

In connection with the closing, on July 1, 2010, the Company changed its corporate name to “AsiaInfo-Linkage, Inc.”

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

In this report, “AsiaInfo,” the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs.

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

We commenced our operations in the United States, or the U.S., in 1993 and moved our major operations from the U.S. to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies. In July 2010, we completed our previously announced business combination with Linkage Technologies International Holdings Limited, or Linkage and, in connection with the closing, changed our corporate name to “AsiaInfo-Linkage, Inc.”

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$44,335	66%	$38,206	65%
China Telecom	2,604	4%	4,966	9%
China Unicom	11,559	17%	9,510	16%

Total	$58,498	87%	$52,682	90%

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

Recent Developments

On July 1, 2010, we completed our previously announced business combination with Linkage. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement, by and among the Company, Linkage, certain shareholders of Linkage, and Libin Sun as agent for the shareholders of Linkage, which we collectively refer to as the Combination Agreement, we purchased from Linkage 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies, for $60 million in cash and 26,832,731 shares of our common stock, resulting in Linkage Technologies becoming our wholly-owned subsidiary. In connection with the closing, on July 1, 2010 we changed our corporate name to “AsiaInfo-Linkage, Inc.”

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third-party hardware revenue. We allocate revenues of bundled arrangements in the three categories based on the selling prices of each component as set out in sales contracts. Please refer to Note 19 to the condensed consolidated financial statements included in this report for detailed financial information regarding segment reporting.

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

Service revenue. Service revenue consists of revenue from professional services, including IT services, management consulting, and network planning, design, systems integration and training services.

In addition, in recent periods we have begun to generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors for certain products sold to China Mobile and its provincial subsidiaries, or the IBM Arrangement. The service fee under the IBM Arrangement is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, in determining whether to record as revenues the gross amount billed to China Mobile and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to China Mobile. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when China Mobile pays us, and (5) we do not have the right to select suppliers.

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

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Three Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$51,773	$7,347	$59,120	$41,776	$5,375	$47,151
Service revenue	6,288	97	6,385	5,883	48	5,931
Third-party hardware revenue	62	(7)	55	253	23	276

Total revenues net of hardware costs	58,123	7,437	65,560	47,912	5,446	53,358
Total hardware costs	1,175	129	1,304	4,786	424	5,210

Total revenues	$59,298	$7,566	$66,864	$52,698	$5,870	$58,568

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Six Months Ended June 30,
	2010			2009
	AsiaInfo Technologies	Lenovo- AsiaInfo	Total	AsiaInfo Technologies	Lenovo- AsiaInfo	Total
Revenues net of hardware costs:
Software products and solutions revenue	$105,528	$11,343	$116,871	$81,158	$8,430	$89,588
Service revenue	10,122	167	10,289	10,730	200	10,930
Third-party hardware revenue	145	(6)	139	399	101	500

Total revenues net of hardware costs	115,795	11,504	127,299	92,287	8,731	101,018
Total hardware costs	2,746	284	3,030	7,564	962	8,526

Total revenues	$118,541	$11,788	$130,329	$99,851	$9,693	$109,544

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

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as high and new technology enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to complete a new application process in order to renew its HNTE status. As of December 2009, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2009. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for AICD. AsiaInfo Technologies was approved as a key software enterprise, and it is eligible for the preferential tax rate of 10% for 2008 and 2009 and 15% for 2010. Lenovo Security was subject to an applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009. If Lenovo Security continues to maintain its HNTE status in 2010, then it will remain subject to an applicable tax rate of 12.5% in 2010.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. This policy is effective until the end of 2010. The benefit of the rebate of value-added tax is included in software revenue. Historically, the value-added tax refund is not taxable for income tax purposes as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain non-taxable when the refund is used for expenses or purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent after five years since being received shall be treated as taxable income. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the value-added tax refund received as a non-taxable item for income tax purposes till the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Business taxes deducted from revenues during the six-month periods ended June 30, 2010 and 2009 were $3.9 million and $3.0 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the six-month period ended June 30, 2010.

As of June 30, 2010, approximately 56.1%, or $129.0 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 43.9%, or $101.0 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of June 30, 2010, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.7909, compared to the rate of US$1.00=RMB6.8319 as of June 30, 2009.

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

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including net operating loss carry forwards and credits. It is computed by applying statutory tax rates applicable to future years. According to the new EIT Law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies is 10% for 2009 and 15% for 2010 and 2011; the eligible tax rate for AICD is 15% for 2009 to 2011; and the eligible rate for Lenovo Security is 7.5% for 2009, 12.5% for 2010 and 15% for 2011. Unless otherwise specified, our other Chinese subsidiaries and VIEs are subject to the statutory tax rate of 25%.

Under the EIT Law, a “resident enterprise,” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. We believe we and our subsidiaries registered outside the PRC are not resident enterprises under the EIT law.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on our consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the second quarter of 2010 and 2009.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized no impairment loss on long-term or short-term investments in the second quarter of 2010 and 2009.

Consolidated Results of Operations

Revenues. Total revenues were $66.9 million for the three-month period ended June 30, 2010, representing a 14.2% increase over the year ago period and a 5.4% increase sequentially. Total revenue for the first half of 2010 was $130.3 million, an increase of 19.0% year-over-year. The year-over-year and sequential increases were driven by strong demand from China’s major telecom carriers.

Software products and solutions revenue was $59.1 million for the three-month period ended June 30, 2010, representing an increase of 25.4% over the comparable period in 2009 and a 2.4% sequential increase. Software products and solutions revenue was $116.9 million for the six-month periods ended June 30, 2010, which was a year-over-year increase of 30.5%. The year-over-year increase was mainly due to growth in both our telecommunications software business and our IT security business. Telecommunications software products and solutions revenue for the three-month period ended June 30, 2010 was $51.8 million, representing a year-over-year increase of 23.9% and a sequential decrease of 3.7%. Telecommunications software products and solutions revenue for the six-month period ended June 30, 2010 was $105.5 million, representing a year-over-year increase of 30.0%. The year-over-year increases were mainly due to strong uptake for our telecommunications customers with an increasing number of contracts we have entered into to upgrade and maintain their existing systems. Software products and solutions revenue from our IT security business in the three-month period ended June 30, 2010 was $7.3 million, representing a 36.7% year-over-year increase and an 83.9% sequential increase. Software products and solutions revenue from our IT security business in the six-month period ended June 30, 2010 was $11.3 million, representing a 34.6% year-over-year increase. These increases were mainly due to customers’ demand for professional consultants to assist in the installation and maintenance of IT solutions. The sequential increase was partially due to seasonality, as sales in our Lenovo-AsiaInfo business unit typically strengthen as the year proceeds.

Service revenue was $6.4 million in the three-month period ended June 30, 2010, representing an increase of 7.7% over the comparable period in 2009 and a 63.6% sequential increase. The sequential increase was primarily due to lower integration service revenue in the first quarter, which is a seasonally slow quarter. Service revenue was $10.3 million in the six-month period ended June 30, 2010, representing a decrease of 5.9% over the comparable period in 2009.

Third-party hardware revenue for the three-month period ended June 30, 2010 was $1.4 million, representing a year-over-year decrease of 75.2% and a sequential decrease of 24.9%. Third-party hardware revenue for the six-month period ended June 30, 2010 was $3.2 million, representing a decrease of 64.9% year-over-year. Third-party hardware revenue has been generally decreasing for many years as we have gradually shifted our focus to our software product solutions business. However, from time to time we offer third-party hardware for certain projects in response to customer requests.

Our Lenovo-AsiaInfo business unit contributed $7.6 million, or 11.3%, of our total revenue in the three-month period ended June 30, 2010, including a 12.4% contribution to software products and solutions revenue and a 1.5% contribution to service revenue. Overall, total revenue for our Lenovo-AsiaInfo business unit increased 28.9% over the year-ago period and 79.2% sequentially. Our Lenovo-AsiaInfo business unit contributed $11.8 million, or 9.0%, of our gross revenue in the six-month period ended June 30, 2010, representing an increase of 21.6% over the year-ago period. Our AsiaInfo Technologies business unit contributed $59.3 million, or 88.7%, of our total revenue in the three-month period ended June 30, 2010. Overall, total revenue for the AsiaInfo Technologies business unit increased by 12.5% over the year-ago period and increased 0.1% sequentially. Our AsiaInfo Technologies business unit contributed $118.5 million, or 91.0%, of our gross revenue in the six-month period ended June 30, 2010, representing an increase of 18.7% over the year-ago period.

During the second quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 87.5% of our total revenue.

Our revenues are impacted by a variety of customer-specific factors beyond our control. For instance, although we previously indicated our expectation that full year 2010 net revenue (non-GAAP) for AsiaInfo on a standalone basis would increase in the range of 25-30%, we now expect the increase in net revenue (non-GAAP) for AsiaInfo-Linkage on a pro forma basis to be in the range of 15-20%, primarily because projects in certain China Unicom and China Telecom accounts have been temporarily delayed.

Cost of revenues. Our cost of revenues was $27.1 million in the three-month period ended June 30, 2010, representing a decrease of 8.9% over the comparable period in 2009. Cost of revenues in the second quarter increased 11.0% compared to the preceding quarter. The year-over-year decrease in cost of revenues was primarily due to the decrease in the low-margin revenue from third-party hardware sales, and the sequential increase in cost of revenues was in line with the changes in total revenues for the same periods. Our cost of revenues was $51.6 million in the six-month period ended June 30, 2010, representing a decrease of 3.1% over the comparable period in 2009.

Gross profit. Our gross profit margin in the three-month period ended June 30, 2010 was 59.4%, compared to 49.1% in the same period in 2009 and 61.5% in the preceding quarter. The year-over-year increase in gross margin reflected an increase in revenues from higher-margin software solutions and services and a decrease in revenue from lower-margin, third-party hardware sales.

Operating expenses. Our operating expenses in the second quarter of 2010 were $25.2 million, representing an increase of 12.6% over the comparable period in 2009 and 10.0% sequential decrease. The sequential decrease was primarily due to certain non-recurring combination-related expenses as well as bad debt provision incurred in the preceding quarter. Our operating expenses in the first half of 2010 were $53.2 million, representing an increase of 21.6% over the comparable period in 2009. The increases were due to increased sales and marketing, research and development, and general administrative expenses, discussed below.

Sales and marketing expenses were $10.8 million for the second quarter of 2010, representing an increase of 8.8% over the comparable period in 2009 and a 4.8% sequential increase. Sales and marketing expenses were $21.1 million for the first half of 2010, representing an increase of 3.2% over the comparable period in 2009. Those increases were mainly due to higher sales commission expenses incurred upon signing new contracts and in line with the increase of sales headcount, offset in part by improved operational efficiency.

General and administrative expenses were $4.6 million for the second quarter of 2010, representing an increase of 25.9% over the comparable period in 2009 and a 46.9% sequential decrease. General and administrative expenses were $13.3 million for the first half of 2010, representing an increase of 83.7% over the comparable period in 2009. The year-over-year increase and sequential decrease was primarily due to $3.5 million in combination-related expenses incurred in the first quarter of 2010.

Research and development expenses were $9.8 million for the second quarter of 2010, representing an increase of 11.2% over the comparable period in 2009 and an 8.7% sequential increase. Research and development expenses were $18.8 million for the first half of 2010, representing an increase of 17.3% over the comparable period in 2009. The research and development expenses are in line with our strategy of continuing to invest in the research and development of world-class products.

Total other income, net. Total other income, including interest income, dividend income, and other income (expenses), net, in the second quarter of 2010 was $1.4 million, representing a decrease of 19.5% over the comparable period in 2009 and an increase of 112.5% over the preceding quarter. Total other income in the first half of 2010 was $2.1 million, representing a decrease of 17.8% over the comparable period in 2009. The year-over-year decrease was primarily due to lower investment gains, and the sequential increase was primarily due to the sale of certain short-term investments and dividend income in the second quarter of 2010.

Net income. Net income was $13.5 million for the second quarter of 2010, representing an increase of 87.0% over the comparable period in 2009 and an increase of 35.8% sequentially. Net income was $23.4 million for the first half of 2010, representing an increase of 80.1% over the comparable period in 2009.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the second quarter of 2010 was $13.9 million, or $0.29 per basic share, compared to $7.2 million, or $0.16 per basic share, for the year-ago period, and $10.3 million, or $0.22 per basic share, for the previous quarter. Net income attributable to AsiaInfo-Linkage, Inc. for the first half of 2010 was $24.3 million, or $0.51 per basic share, compared to $13.0 million, or $0.30 per basic share, for the year-ago period.

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

Our net cash used in operating activities for the six-month period ended June 30, 2010 was $11.6 million. This was primarily attributable to our net income of $23.4 million, adjusted by a net non-cash related expenses of $7.8 million and a net increase in the components of our working capital of $42.8 million.

Our accounts receivable balance as of June 30, 2010 was $120.9 million, consisting of $52.3 million in billed receivables and $71.5 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Arrangement related accounts receivable balance as of June 30, 2010 was approximately $28.0 million. Our days sales outstanding as of June 30, 2010 was 117 days, as compared to last quarter’s 104 days. When calculating our days sales outstanding, we have adjusted for the net effect of the IBM Arrangement.

Our inventory position at the end of the second quarter of 2010 was approximately $8.5 million, as compared to $9.5 million as of December 31, 2009.

Our accounts payable balance as of June 30, 2010 was approximately $51.4 million, compared to $76.0 million as of December 31, 2009. As of June 30, 2010, our accounts payable balance related to the IBM. Arrangement was approximately $36.7 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash used in investing activities for the six-month period ended June 30, 2010 was $7.3 million. This was primarily due to our purchase of Hangzhou Zhongbo for $4.1 million, net of cash acquired.

Our net cash provided by financing activities for the three-month period ended June 30, 2010 was $3.6 million. This was primarily due to proceeds we received from the exercise of stock options.

As of June 30, 2010, we had cash and cash equivalents and restricted cash totaling $230.0 million and short-term investments totaling $44.2 million.

As of June 30, 2010, we had total short-term credit facilities of $32.0 million for working capital purposes, expiring in March 2011, which were secured by bank deposits of $5.0 million. As of June 30, 2010, unused short-term credit facilities were $25.6 million and used facilities totaled $6.4 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $0.9 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2010. Total bank deposits pledged as security for these credit facilities totaled $5.9 million as of June 30, 2010 and are presented as restricted cash in our consolidated balance sheets.

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

As of June 30, 2010, we had short-term credit facilities for working capital purposes totaling $32.0 million, expiring in March 2011, of which $6.4 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $25.6 million.

Accounting Pronouncements

(1) Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncement but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by the FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on our consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on our financial position or results of operations.

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

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. We do not believe the adoption of this pronouncement will significantly impact our financial position or results of operations.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Affected entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We are in the process of evaluating the effect of adoption of this pronouncement.

For information concerning certain risks that may affect our operating results and the value of our common stock, please see the factors discussed under the heading of “Risk Factors” in Part II, Other Information below and in the other reports we file with the SEC from time to time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2010. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of June 30, 2010, approximately 56.1%, or $129.0 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 43.9%, or $101.0 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.7909. If the exchange rate were to increase by 10% to US$1.00 = RMB7.4700, our net assets would potentially decrease by $21.4 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.1118, our net assets would potentially increase by $26.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal quarter ended June 30, 2010, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 1A.	RISK FACTORS

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010 and amended on April 30, 2010, or the 2009 Form 10-K, and in Part II, Other Information, Item 1A of our last Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 7, 2010, or the Q1 2010 Form 10-Q. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K and Q1 2010 Form 10-Q, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and/or operating results.

Integrating the business of Linkage into our business will divert management’s attention and resources, and the anticipated benefits of the combination, including anticipated cost savings, may not be realized fully or at all or may take longer to realize than expected.

Our business combination with Linkage involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. We will be required to devote significant management attention and resources to integrating the two companies. In the process of integration, the combined company may face difficulties in retaining customers and personnel, as well as in combining financial reporting systems, training personnel, and forecasting combined company financial results. If we fail to successfully integrate the business of Linkage with our business, we may not achieve the revenues growth we expect to accomplish from the combination. Even if we are able to integrate Linkage’s business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration. Moreover, these benefits may not be achieved within a reasonable period of time, if at all.

ITEM 5.	OTHER INFORMATION

Our 2010 annual stockholders’ meeting will be held on September 29, 2010 at 3:00 p.m. Beijing time at 4th Floor, Zhongdian Information Tower, 6 Zhongguancun South Street, Haidian District, Beijing, People’s Republic of China. Because the date of the 2010 annual stockholders’ meeting is more than 30 days after the anniversary of the 2009 annual stockholders’ meeting, in accordance with Rule 14a-8 under the Exchange Act, stockholder proposals that are intended to be presented by stockholders at our 2010 annual meeting of stockholders must be received by our Corporate Secretary at our principal executive offices a reasonable time before we begin to print and send our proxy materials, which we regard as August 13, 2010, in order to be considered for inclusion in our proxy statement and form of proxy/voting instruction card.

ITEM 6.	EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: August 6, 2010	By:	/s/ Wei Li
	Name:	Wei Li
	Title:	Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Supplemental Agreement, dated June 5, 2010, by and among the Company, Linkage Technologies International Holdings Limited and the other parties thereto		8-K	10.1	001-15713	6/7/2010

10.2	Form of Lock-Up Agreement, dated June 5, 2010		8-K	10.2	001-15713	6/7/2010

10.3*	Master Employment Agreement (including Confidentiality and Non-Competition Agreement, PRC Employment Contract, and Change of Control Severance Agreement), dated as of June 5, 2010, with Libin Sun		8-K	10.3	001-15713	6/7/2010

10.4*	Master Employment Agreement (including Confidentiality and Non-Competition Agreement, PRC Employment Contract, and Change of Control Severance Agreement), dated as of June 5, 2010, with Xiwei Huang		8-K	10.4	001-15713	6/7/2010

10.5*	Master Employment Agreement (including Confidentiality and Non-Competition Agreement, PRC Employment Contract, and Change of Control Severance Agreement), dated as of June 5, 2010, with Guoxiang Liu		8-K	10.5	001-15713	6/7/2010

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2010	X

*	Management contract, or compensatory plan or arrangement.