Form 10-Q
period 2010-09-30
ASIAINFO-LINKAGE, INC
filed 2010-11-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

ASIAINFO HOLDINGS, INC.

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2010 was 74,877,753.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Software products and solutions	$103,767	$54,882	$220,638	$144,470
Service	8,521	5,848	18,810	16,778
Third-party hardware	9,400	2,803	12,569	11,829

Total revenues	121,688	63,533	252,017	173,077

Cost of revenues:
Software products and solutions	55,552	24,006	99,403	64,829
Service	3,733	2,161	8,445	6,058
Third-party hardware	8,933	2,673	11,963	11,199

Total cost of revenues	68,218	28,840	119,811	82,086

Gross profit	53,470	34,693	132,206	90,991

Operating expenses:
Sales and marketing	19,524	11,223	40,644	31,689
General and administrative	3,994	3,773	17,252	10,991
Research and development	10,875	10,842	29,647	26,849
Government subsidy	—	(1,342)	—	(1,342)

Total operating expenses	34,393	24,496	87,543	68,187

Income from operations	19,077	10,197	44,663	22,804

Other income
Interest income	707	540	2,109	1,698
Dividend income	253	4	507	178
Gain from sales of short-term investments	—	—	472	1,210
Impairment loss on short-term investments	(281)	—	(281)	—
Other expenses, net	(141)	(17)	(191)	(31)

Total other income, net	538	527	2,616	3,055

Income before provision for income taxes	19,615	10,724	47,279	25,859
Provision for income taxes	3,486	1,646	7,757	3,793

Net income	16,129	9,078	39,522	22,066

Less: Net (loss) income attributable to noncontrolling interest	(326)	13	(1,184)	6

Net income attributable to AsiaInfo-Linkage, Inc. common shareholders	$16,455	$9,065	$40,706	$22,060

Earnings per share:
Basic	$0.22	$0.20	$0.72	$0.49

Diluted	$0.22	$0.19	$0.71	$0.48

Weighted average shares used in computation:
Basic	74,235,760	45,772,678	56,362,666	44,629,386

Diluted	74,680,125	46,627,469	57,168,217	45,918,502

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$184,154	$238,553
Restricted cash	7,395	5,540
Short-term investments – held-to-maturity securities	11,938	13,716
Short-term investments – available-for-sale securities	30,494	27,674
Accounts receivable (net of allowances of $3,558 and $2,619 as of September 30, 2010 and December 31, 2009, respectively)	237,731	129,646
Inventories, net	8,385	9,535
Other receivables	6,221	2,841
Deferred income tax assets – current	8,597	2,968
Prepaid expenses and other current assets	4,675	5,679

Total current assets	499,590	436,152

Long-term investments	4,696	4,696
Property and equipment, net	5,425	2,989
Acquired intangible assets, net	220,864	3,818
Deferred income tax assets – non-current	2,353	2,161
Goodwill	435,601	22,262
Prepaid land use right and other long-term prepayment	10,325	9,699

Total assets	$1,178,854	$481,777

LIABILITIES AND EQUITY
Current Liabilities:
Bank loans	$2,985	$—
Accounts payable	45,428	76,019
Accrued expenses	31,039	21,793
Deferred revenue	32,316	45,547
Accrued employee benefits	59,771	39,403
Other payables	8,946	6,187
Income taxes payable	6,123	2,862
Other taxes payable	7,378	7,620
Deferred income tax liabilities – current	9,237	1,340

Total current liabilities	203,223	200,771

Unrecognized tax benefits – non-current	3,272	3,052
Deferred income tax liabilities–non-current	54,652	—
Other long-term liabilities	163	163

Total liabilities	261,310	203,986

Redeemable noncontrolling interest	2,044	1,122
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity
Common stock (100,000,000 shares authorized; $0.01 par value; 77,864,055 shares and 50,115,821 shares issued as of September 30, 2010 and December 31, 2009, respectively; 74,864,055 shares and 47,115,821 shares outstanding as of September 30, 2010 and December 31, 2009, respectively)	779	501
Additional paid-in capital	837,847	244,838
Treasury stock, at cost (3,000,000 shares and 3,000,000 shares as of September 30, 2010 and December 31, 2009, respectively)	(27,749)	(27,749)
Retained earnings	55,905	15,199
Statutory reserve	22,306	22,306
Accumulated other comprehensive income	25,802	20,212

Total AsiaInfo-Linkage, Inc. stockholders’ equity	914,890	275,307

Noncontrolling interest	610	1,362

Total equity	915,500	276,669

Total liabilities and equity	$1,178,854	$481,777

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands, except share amounts)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$39,522	$22,066
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,645	1,079
Share-based compensation expenses	6,103	8,633
Amortization of other acquired intangible assets	11,812	945
Gain on disposal of property and equipment	(15)	(6)
Impairment loss on available-for-sales securities	281	—
Gain from sales of available-for-sale securities	(472)	(1,210)
Provision for bad debt	889	448
Acquisition related costs	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	(25,993)	(48,580)
Inventories	7,019	3,750
Other receivables	2,577	(525)
Deferred income taxes	29
Prepaid expenses and other current assets	1,922	(2,224)
Prepaid land use right	(434)	—
Accounts payable	(43,120)	22,038
Accrued expenses	1,012	2,226
Deferred revenue	(25,323)	(7,832)
Accrued employee benefits	6,937	4,738
Other payables	648	816
Other taxes payable	(1,813)	(77)
Income taxes payable	3,475	2,669

Net cash (used in) provided by operating activities	(13,299)	8,931

Cash flows from investing activities:
(Increase) decrease in restricted cash	(1,854)	959
Purchases of available-for-sale securities	(2,920)	(1,464)
Purchases of held-to-maturity securities	(17,594)	(17,878)
Proceeds from maturity of available-for-sale securities	1,937	6,211
Proceeds from sales of held to maturity securities	19,662	4,393
Purchases of property and equipment	(970)	(917)
Proceeds from disposal of property and equipment	115	6
Purchase of businesses, net of cash acquired	(45,691)	(888)
Long-term equity investment	—	(25)

Net cash used in investing activities	(47,315)	(9,603)

Cash flows from financing activities:
Repayment of short-term bank loans	(2,906)	—
Proceeds from exercise of stock options	5,454	12,703

Net cash provided by financing activities	2,548	12,703

Effect of exchange rate changes on cash and cash equivalents	3,667	69

Net (decrease) increase in cash and cash equivalents	(54,399)	12,100

Cash and cash equivalents at beginning of period	238,553	172,119

Cash and cash equivalents at end of period	$184,154	$184,219

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in	Treasury	Retained earnings (Accumulated	Statutory	Accumulated Other Comprehensive
	Outstanding
	Shares	Amount	Capital	Stock	Deficit)	Reserve	Income
Balance at January 1, 2009	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$58	$208,460
Net income (loss)	—	—	—	—	22,060	—	—	6	22,066	$22,066
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	46	—	46	46
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $350	—	—	—	—	—	—	(860)	—	(860)	(860)
Net unrealized gain/(loss) on available-for-sale investments, net of tax effects of $ (540)	—	—	—	—	—	—	2,149	—	2,149	2,149

Comprehensive income	—	—	—	—	—	—	—	—	—	$23,401

Stock option exercises	1,781,462	18	12,770	—	—	—	—	—	12,788
Performance-based restricted stock units vesting	1,265,954	14	(14)	—	—	—	—	—	—
Restricted stock unit vesting	20,300	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	567	—	—	—	—	—	567
Share-based compensation (performance-based restricted stock units)	—	—	8,066	—	—	—	—	—	8,066

Balance at September 30, 2009	46,533,886	$496	$237,337	$(27,749)	$6,494	$17,212	$19,428	$64	$253,282

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in	Treasury	Retained earnings (Accumulated	Statutory	Accumulated Other Comprehensive
	Outstanding
	Shares	Amount	Capital	Stock	Deficit)	Reserve	Income
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income (loss)	—	—	—	—	40,706	—	—	(1,184)	39,522	$39,522
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	432	432
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	4,960	—	4,960	4,960
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $35	—	—	—	—	—	—	(437)	—	(437)	(437)
Net unrealized gain on available-for-sale investments, net of tax effects of $(365)	—	—	—	—	—	—	786	—	786	786
Transferred to income statement of other-than-temporary impairment:	—	—	—	—	—	—	281	—	281	281

Comprehensive income	—	—	—	—	—	—	—	—	—	$45,112

Stock option exercises	355,050	4	5,446	—	—	—	—	—	5,450
Restricted stock units vesting	22,109	—	—	—	—	—	—	—	—
Performance-based restricted stock units vesting	538,344	5	(5)	—	—	—	—	—	—
New issue	26,832,731	269	581,465						581,734
Share-based compensation (restricted stock units)	—	—	717	—	—	—	—	—	717
Share-based compensation (performance-based restricted stock units)	—	—	5,386	—	—	—	—	—	5,386

Balance at September 30, 2010	74,864,055	$779	$837,847	$(27,749)	$55,905	$22,306	$25,802	$610	$915,500

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

On July 1, 2010, AsiaInfo Holdings, Inc. (“AsiaInfo”) completed its combination with IT software and solutions provider Linkage Technologies International Holdings Limited (“Linkage”) through the acquisition of 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited (“Linkage Technologies”) and was renamed “AsiaInfo-Linkage, Inc.” (“AsiaInfo-Linkage”). Starting in this quarter, AsiaInfo-Linkage’s financial statements consolidated the operating results and financial position of Linkage and its consolidated subsidiaries. Please refer to Note 8 for detailed information regarding this acquisition.

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, Inc., its subsidiaries, and its VIEs (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of September 30, 2010, final amounts may differ from these estimates.

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

All the assets of the Company’s consolidated VIEs can be used to settle obligations of AsiaInfo-Linkage or its subsidiaries to settle obligations of these VIEs. As of September 30, 2010 and December 31, 2009, respectively, there was $17,507 and $20,542 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

(1) Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by the FASB. The pronouncement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company has adopted this pronouncement except for the requirement to provide the Level 3 activities of purchases, sales, issuances and settlements on a gross basis. The adoption of this pronouncement does not have a significant effect on the Company’s consolidated financial position or result of operations.

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

In October 2010, the FASB issued an authoritative pronouncement regarding accounting for costs associated with acquiring or renewing insurance contracts. The pronouncement addresses diversity in practice regarding the interpretation of which costs relating to the acquisition or renewal of insurance contracts qualify for deferral and which costs should be capitalized. The pronouncement will be effective for fiscal years beginning after December 15, 2011. While the guidance is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period. The Company does not believe the adoption of this pronouncement will significantly impact the financial position or results of operations of the Company.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	As of September 30, 2010	As of December 31, 2009
Cash	$90,582	$128,213
Cash equivalents:
Money market funds	63,726	92,473
Seven-day notice deposits	23,877	12,009
Others	5,969	5,858

Total cash and cash equivalents	$184,154	$238,553

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of September 30, 2010 and December 31, 2009, the Company’s held-to-maturity securities consist of term deposits carried at cost of $11,938 and $13,716, respectively. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of September 30, 2010 and December 31, 2009, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	As of September 30, 2010				As of December 31, 2009
	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value	Cost (1)	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$17,131	$2,590	$—	$19,721	$16,812	$1,334	$—	$18,146
Balance funds	2,701	245	—	2,946	1,465	118	—	1,583
Stock funds	5,925	1,678	—	7,603	5,815	1,895	—	7,710
Corporate stocks	215	9	—	224	215	20	—	235

Total	$25,972	$4,522	$—	$30,494	$24,307	$3,367	$—	$27,674

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

(1) Cost is net of $281 and nil impairment loss for nine-month periods ended September 30, 2010 and 2009, respectively, which represents the decline in fair value of the available-for-sale securities. The Company determined such decline was other-than-temporary, due to the duration and the extent to which the fair value of the investment has continued to be less than the cost.

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of September 30, 2010. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value as of September 30, 2010 and December 31, 2009 were as follows:

	As of September 30, 2010
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$19,721	$—	$—	$19,721
Balance funds	—	—	2,946	2,946
Stock funds	—	—	7,603	7,603
Corporate stocks	224	—	—	224

Total	$19,945	$—	$10,549	$30,494

	As of December 31, 2009
	Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$18,146	$—	$—	$18,146
Balanced funds	—	—	1,583	1,583
Stock funds	—	—	7,710	7,710
Corporate stocks	235	—	—	235

Total	$18,381	$—	$9,293	$27,674

The following table presents changes in Level 3 investments measured on a recurring basis for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30	Nine Months Ended September 30
	2010	2009
Beginning balance	$9,293	$5,814
Purchases	2,920	1,464
Redemption	(1,465)	—
Realized gain	(472)	—
Unrealized gain	326	1,630
Impairment loss recognized	(281)	—
Exchange difference	228	—

Ending balance	$10,549	$8,908

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The Company did not realize any gains on its available-for-sale securities during the three-month period ended September 30, 2010. The following table provides additional information on the realized gains of the Company during the nine-month period ended September 30, 2010. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

	Nine Months Ended September 30,
	2010			2009
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,937	$1,465	$472	$6,211	$5,001	$1,210
Total	$1,937	$1,465	$472	$6,211	$5,001	$1,210

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM Type Arrangement”). The components of the Company’s accounts receivable as of September 30, 2010 and December 31, 2009, including amounts attributable to the IBM Type Arrangements, were as follows:

	September 30, 2010			December 31, 2009
	IBM Type Arrangements	Non-IBM Type Arrangements	Total	IBM Type Arrangements	Non-IBM Type Arrangements	Total
Billed accounts receivable	$16,259	$91,499	$107,758	$21,985	$36,064	$58,049
Unbilled accounts receivable	23,085	110,197	133,282	35,700	37,212	72,912
Bank acceptance drafts	—	249	249	—	15	15
Commercial acceptance drafts	—	—	—	—	1,289	1,289
Less: accounts receivable allowance	(126)	(3,432)	(3,558)	—	(2,619)	(2,619)

Total accounts receivable, net	$39,218	$198,513	$237,731	$57,685	$71,961	$129,646

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

6. INVENTORIES, NET

The components of inventories, net as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Raw materials	$801	$806
Finished goods	7,584	8,729

Total	$8,385	$9,535

7. LONG-TERM INVESTMENT

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

No impairment losses were recognized in 2009 or in the three-month and nine-month periods ended September 30, 2010.

8. ACQUISITIONS

On May 1, 2010, the Company, through a subsidiary of the Company, consummated the acquisition of 80% equity interest of Hangzhou Zhongbo Software Technology Co., Ltd. (“Hangzhou Zhongbo”) for an aggregate purchase price of $7,068 in cash. Goodwill acquired through this acquisition was $6,833. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

On July 1, 2010, the Company completed its business combination with Linkage, a leading IT software and solutions provider in China. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement (collectively, the “Combination Agreement”), the Company purchased from Linkage 100% of the outstanding share capital of Linkage’s wholly-owned subsidiary, Linkage Technologies, which carried out all of the operations of Linkage, for $60,000 in cash and 26,832,731 shares of the Company’s common stock. The aggregate market value of the common stock and the total consideration were $581,734 and $641,734 as of the date of acquisition. The transaction was accounted for as a business combination and purchase accounting was applied accordingly.

Concurrently and in connection with the closing under the Combination Agreement, the Company entered into an escrow agreement with Linkage, Mr. Libin Sun as agent for the shareholders of Linkage, and The Bank of New York Mellon. Pursuant to the agreement, 10% of the consideration (consisting of $6,000 in cash and 2,683,273 shares of the Company’s common stock) was deposited into an escrow account for a period of 18 months as security for the indemnification obligations of Linkage and certain key Linkage shareholders under the Combination Agreement.

In connection with the closing under the Combination Agreement, on July 1, 2010, the Company changed its corporate name to “AsiaInfo-Linkage, Inc.”

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The acquired assets in connection with the Combination were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the purchase price of $641,734 to the assets acquired based on their estimated fair values, as follows:

	Purchase Price Allocations	Weighted average useful live
Intangible Assets:
Backlog	$9,500	1
Existing technology	37,500	3
Non Compete agreement	500	5
Core technology	43,600	6
Customer relationship	114,200	10
Trademark	20,700	19
In Process R&D	1,000	Indefinite
Net assets
Cash and cash equivalents	18,643
Accounts receivable	81,815
Other current and non-current assets	21,827
Accounts payable	(12,377)
Other current liabilities	(39,768)
Deferred income tax liabilities, current and non current	(61,761)
Goodwill	406,355

Total:	$641,734

The fair values of the intangible assets were determined using the “cost,” “income approach-excess earnings”, “with and without” and “relief from royalty” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business and market performance of the acquired business in China.

The goodwill is mainly attributable to intangible assets that cannot be recognized separately as identifiable assets under U.S. GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

The following unaudited pro forma information summarizes the results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 assuming that the Company’s acquisition of Linkage Technologies occurred as of January 1, 2009 and 2010, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pro forma revenue	$121,688	$109,403	$333,205	$285,556
Pro forma net income attributable to common shareholders of AsiaInfo-Linkage, Inc,	16,455	19,262	59,020	47,403
Pro forma net income per common share - basic	$0.22	$0.27	$0.77	$0.66
Pro forma net income per common share - diluted	$0.22	$0.26	$0.76	$0.65

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

9. GOODWILL

The changes in the carrying amount of goodwill by reporting segments during the nine months ended September 30, 2010 were as follows:

	As of September 30, 2010
	Telecom Solutions Business	Security- Business	Total
Gross amount:
Beginning balance at January 1, 2010	$46,102	$21,395	$67,497
Goodwill recognized in acquisition of Hangzhou Zhongbo	6,833	—	6,833
Goodwill recognized in acquisition of Linkage Technologies	406,355	—	406,355
Exchange differences	140	11	151

Ending balance at September 30, 2010:	459,430	21,406	480,836

Accumulated impairment loss:
Beginning balance at January 1, 2010:	(26,380)	(18,855)	(45,235)
Charge for the year	—	—	—
Exchange differences	—	—	—

Ending balance at September 30, 2010:	(26,380)	(18,855)	(45,235)

Goodwill, net	$433,050	$2,551	$435,601

10. ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of acquired intangible assets, net, as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010				December 31, 2009
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(4,147)	$—	$41,784	$2,331	$(2,321)	$—	$10
Trade names	21,041	(604)	—	20,437	341	(309)	—	32
Contract backlogs	12,474	(4,919)	12	7,567	2,451	(2,463)	12	—
Customer lists	131	(141)	12	2	131	(119)	12	24
Customer relationships	117,758	(5,257)	294	112,795	2,739	(1,901)	280	1,118
Distribution network	870	(870)	—	—	870	(870)	—	—
Software	1,758	(1,682)	159	235	1,758	(1,457)	154	455
Non-compete agreements	1,437	(307)	28	1,158	446	(188)	23	281
Corporate business agency agreement	2,037	(527)	1	1,511	2,037	(139)	—	1,898
Existing technology	37,500	(3,125)	—	34,375	—	—	—	—
In process research and development assets (“IPR&D” assets)	1,000	—	—	1,000	—	—	—	—

	$241,937	$(21,579)	$506	$220,864	$13,104	$(9,767)	$481	$3,818

IPR&D assets are capitalized as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts.

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of September 30, 2010 are expected to be as follows:

Three-month period ended December 31, 2010	$10,934
2011	46,339
2012	41,197
2013	32,382
2014 and thereafter	89,012

$219,864

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

11. PREPAID LAND USE RIGHT AND OTHER LONG-TERM PREPAYMENT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of September 30, 2010, the Company had paid approximately $9,699 pursuant to the agreement with ZSPD, with the remaining amount payable in the remainder of 2010. The Company has recorded the $9,699 as prepaid land use right and other long-term prepayment on its consolidated balance sheets as of September 30, 2010. The Company expects to report land use rights and other long-term prepayments at cost less accumulated amortization and to amortize the cost of the land use rights and other long-term prepayments on a straight-line basis over the term of the land use rights and other long-term prepayments to be amortized, which is expected to be 50 years.

12. COMPREHENSIVE INCOME

The components of comprehensive income during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$16,129	$9,078	$39,522	$22,066

Transfer to statements of operation of realized gain on available-for-sale investments net of tax effects of $nil and $nil, $35 and $350 for the three and nine months ended September 30, 2010 and 2009, respectively	—	—	(437)	(860)
Net unrealized gain on available-for-sale investments, net of tax effects of $(218) and $(39), $(365) and $(540) for the three and nine months ended September 30, 2010 and 2009, respectively	501	199	786	2,149
Transfer to income statement of other-than-temporary-impairment	281	—	281	—
Change in cumulative foreign currency translation adjustment	3,836	74	4,960	46

Comprehensive income	20,747	9,351	45,112	23,401

Comprehensive loss attributable to noncontrolling interest	(326)	13	(1,184)	6

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$21,073	$9,338	$46,296	$23,395

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

13. CREDIT FACILITIES

As of September 30, 2010, the Company had short-term credit facilities for working capital purposes totaling $37,574 expiring in May 2011. As of September 30, 2010, the credit facilities were secured by bank deposits of $5,019 and credit facilities of $11,616 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of September 30, 2010, unused short-term credit facilities were $25,958. In addition, the Company had standby letters of credit and bank acceptance drafts as of September 30, 2010, which were collateralized by bank deposits of $2,375. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $7,394 as of September 30, 2010 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2009, the Company had total short-term credit facilities totaling $31,968, which will expire in December 2010 and were secured by bank deposits of $5,000.

14. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $3,472 and $1,932 and commercial acceptances payable of nil and $426 as of September 30, 2010 and December 31, 2009, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of September 30, 2010 and December 31, 2009, the Company’s accounts payable balance related to the IBM Type Arrangements was approximately $29,730 and $62,121, respectively, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

15. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services received from the Chinese tax authorities as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $8,997 and $6,524 for the nine months ended September 30, 2010 and 2009, respectively.

16. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine months Ended September 30,
	2010	2009
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(26)	(27)
Subpart F income inclusion and other dividend income	3	1
Share-based compensation	2	5
Other permanent differences	2	1

	16%	15%

Aggregate undistributed earnings of approximately $99,177 at September 30, 2010 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese dividend withholding taxes that would be payable upon the distribution of those amounts to AsiaInfo-Linkage, Inc. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the nine months ended September 30, 2010 were to be distributed or were determined to be no longer permanently reinvested.

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2010	1,064,605	$11.51
Granted	—	—
Forfeited	(39,900)	25.57
Exercised	(262,971)	20.82

Outstanding, March 31, 2010	761,734	7.56	$14,516

Granted	—	—
Forfeited	—	—
Exercised	(15,721)	7.28

Outstanding, June 30, 2010	746,013	7.57	$10,791

Granted	—	—
Forfeited	(3,300)	68.47
Exercised	(155,850)	11.65

Outstanding, September 30, 2010	586,863	6.14	$7,977

Vested and expected to vest, September 30, 2010	586,863	6.14	7,977
Exercisable, September 30, 2010	586,863	$6.14	$7,977

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $19.73 of the Company’s common stock on the last trading day (September 30, 2010).

The total intrinsic value of options exercised for each of the three months ended September 30, 2010 and 2009 was $1,313 and $3,431, respectively; and for each of the nine months ended September 30, 2010 and 2009 was $2,737 and $20,116, respectively.

As of September 30, 2010, there was no unrecognized share-based compensation cost relating to share options.

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

RSUs as of September 30, 2010 and changes during the three months ended September 30, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2010	101,800	$11.26
Granted	86,600	25.43
Vested	(17,622)	9.59
Forfeited	—	—

Restricted stock units unvested at March 31, 2010	170,778	$18.62

Granted	—	—
Vested	(2,800)	17.31
Forfeited	(3,000)	20.70

Restricted stock units unvested at June 30, 2010	164,978	$18.60

Granted	52,685	22.66
Vested	(1,687)	10.03
Forfeited	(25,876)	9.13

Restricted stock units unvested at September 30, 2010	190,100	$21.09

The total intrinsic value of RSUs vested for each of the three months ended September 30, 2010 and 2009 was $34 and $372, respectively; and for each of the nine months ended September 30, 2010 and 2009 was $600and $378, respectively.

As of September 30, 2010, there was $3,342 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.7 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

As of September 30, 2010, 1,669,400 performance stock units (“PSUs”) were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

PSUs as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2010	1,081,413	$13.17
Granted	—	—
Vested	—	—
Forfeited	(2,835)	13.10

Performance-based restricted stock units unvested at March 31, 2010	1,078,578	$13.17

Granted	—	—
Vested	—	—
Forfeited	(16,638)	13.10

Performance-based restricted stock units unvested at June 30, 2010	1,061,940	$13.17

Granted	20,000	20.63
Vested	(538,344)	13.31
Forfeited	(24,834)	13.10

Performance-based restricted stock units unvested at September 30, 2010	518,762	$13.32

Total intrinsic value of the PSUs granted under the 2008 Plan and vested in each of the three months ended September 30, 2010 and 2009 was $10,621 and $11,063, respectively; and for each of the nine months ended September 30, 2010 and 2009 was $10,621 and $11,063, respectively.

As of September 30, 2010, there was $6,909 in unrecognized share-based compensation cost related to the PSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months and nine months ended September 30, 2010 and 2009, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$487	$1,024	$1,487	$2,419
Sales and marketing	561	962	1,673	2,412
General and administrative	866	1,081	2,089	2,508
Research and development	283	526	854	1,294

Total share-based compensation expense	$2,197	$3,593	$6,103	$8,633

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)	$16,455	$9,065	$40,706	$22,060
Shares (denominator)
Weighted average common stock outstanding
Basic	74,235,760	45,772,678	56,362,666	44,629,386
Dilutive effect of share-based compensation	444,365	854,791	805,551	1,289,116

Diluted	74,680,125	46,627,469	57,168,217	45,918,502

Earnings per share
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.22	$0.20	$0.72	$0.49

Diluted	$0.22	$0.19	$0.71	$0.48

As of September 30, 2010 and 2009, the Company had 10,352 and 413,600 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

19. SEGMENT INFORMATION

The Company is organized as two business units, the telecommunications solutions business (which we formerly called the AsiaInfo Technologies business unit), encompassing the Company’s traditional telecommunications business, and the security business unit (which we formerly called the Lenovo-AsiaInfo business unit), providing IT services, including security products and services, IT consulting, software customization, and business process outsourcing services, to the enterprise market in China. The security business focuses on IT security solutions for the small and medium-sized enterprise market in China. In accordance with FASB guidance, the Company determined that each of these two business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Each operating segment has three product lines: (1) software products and solutions, (2) services, and (3) third-party hardware.

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

The following sets forth the condensed consolidated statements of operations and total assets for the Company’s operating segments based on the Company’s three major product lines:

	Three Months Ended September 30,
	2010			2009
	Telecom Solutions Business	Security Business	Total	Telecom Solutions Business	Security Business	Total
Revenues(1):
Software products and solutions	$95,241	$8,526	$103,767	$45,660	$9,222	$54,882
Service	8,337	184	8,521	5,703	145	5,848
Third-party hardware	6,884	2,516	9,400	1,193	1,610	2,803

Total revenues	110,462	11,226	121,688	52,556	10,977	63,533

Cost of revenues:
Software products and solutions	53,023	2,529	55,552	21,217	2,789	24,006
Service	3,658	75	3,733	2,074	87	2,161
Third-party hardware	6,539	2,394	8,933	1,133	1,540	2,673

Total cost of revenues	63,220	4,998	68,218	24,424	4,416	28,840

Gross profit	47,242	6,228	53,470	28,132	6,561	34,693

Segment expenses:
Sales and marketing	16,270	3,254	19,524	8,531	2,692	11,223
General and administrative(2)	(910)	74	(836)	614	(143)	471
Research and development	9,594	1,281	10,875	8,162	2,680	10,842
Government subsidy	—	—	—	(1,342)	—	(1,342)

Total segment expenses	24,954	4,609	29,563	15,965	5,229	21,194

Segment profit (loss)	$22,288	$1,619	$23,907	$12,167	$1,332	$13,499

	Nine Months Ended September 30,
	2010			2009
	Telecom Solutions Business	Security Business	Total	Telecom Solutions Business	Security Business	Total
Revenues(1):
Software products and solutions	$200,769	$19,869	$220,638	$126,818	$17,652	$144,470
Service	18,459	351	18,810	16,433	345	16,778
Third-party hardware	9,775	2,794	12,569	9,156	2,673	11,829

Total revenues	229,003	23,014	252,017	152,407	20,670	173,077

Cost of revenues:
Software products and solutions	93,683	5,720	99,403	58,406	6,423	64,829
Service	8,237	208	8,445	5,814	244	6,058
Third-party hardware	9,285	2,678	11,963	8,697	2,502	11,199

Total cost of revenues	111,205	8,606	119,811	72,917	9,169	82,086

Gross profit	117,798	14,408	132,206	79,490	11,501	90,991

Segment expenses:
Sales and marketing	31,184	9,460	40,644	24,516	7,173	31,689
General and administrative(2)	2,067	227	2,294	2,067	(99)	1,968
Research and development	25,566	4,081	29,647	22,244	4,605	26,849
Government subsidy	—	—	—	(1,342)	—	(1,342)

Total segment expenses	58,817	13,768	72,585	47,485	11,679	59,164

Segment profit (loss)	$58,981	$640	$59,621	$32,005	$(178)	$31,827

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

	As of September 30, 2010			As of December 31, 2009
	Telecom Solutions Business	Security Business	Total	Telecom Solutions Business	Security Business	Total
Total assets (3)	$1,120,387	$58,467	$1,178,854	$423,237	$58,540	$481,777

(1)	The Company classifies the revenues and cost of revenues into three categories: software products and solutions, services, and third party software. The Company allocates revenues of bundled arrangements in the three categories based on the selling prices of each component as set out in sales contracts.
(2)	General and administrative expenses reported reflect only the direct controllable expenses of each business unit and do not include allocation of corporate general and administrative expenses. The credit amount primarily reflects the results of certain bad debt provision reversals recorded in three and nine months ended September 30, 2009.
(3)	Included in total assets are net accounts receivable of $233,850 and $3,881 for telecom solutions business and security business, respectively, at September 30, 2010 and $125,445 and $4,201 for telecom solutions business and security business, respectively, at December 31, 2009.

The following is a reconciliation of operating segment contribution profit to income before provision for income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total contribution profit for reportable segments	$23,907	$13,499	$59,621	$31,827
Corporate general and administrative expenses	(4,830)	(3,302)	(14,958)	(9,023)
Interest income	707	540	2,109	1,698
Gain from sales of short-term investments	—	—	472	1,210
Impairment loss on short term investment	(281)	—	(281)	—
Dividend income	253	4	507	178
Other expense, net	(141)	(17)	(191)	(31)

Income before provision for income taxes	$19,615	$10,724	$47,279	$25,859

Since revenues net of cost of third-party hardware sales were reported to the chief operating decision maker, the Company also provides the following table, which reconciles revenues net of cost of third-party hardware sales to total revenues as presented in the Company’s consolidated statements of operations:

	Three Months Ended September 30,
	2010			2009
	Telecom Solutions Business	Security Business	Total	Telecom Solutions Business	Security Business	Total
Revenues, net of cost of third-party hardware sales	$103,923	$8,832	$112,755	$51,423	$9,437	$60,860
Third-party hardware cost	6,539	2,394	8,933	1,133	1,540	2,673

Total revenues	$110,462	$11,226	$121,688	$52,556	$10,977	$63,533

	Nine Months Ended September 30,
	2010			2009
	Telecom Solutions Business	Security Business	Total	Telecom Solutions Business	Security Business	Total
Revenues, net of cost of third-party hardware sales	$219,718	$20,336	$240,054	$143,710	$18,168	$161,878
Third-party hardware cost	9,285	2,678	11,963	8,697	2,502	11,199

Total revenues	$229,003	$23,014	$252,017	$152,407	$20,670	$173,077

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

20. RELATED PARTY TRANSACTIONS

Mr. Libin Sun, Executive Co-Chairman and a member of the Company Board, is the chairman of Nanjing Lianchuang Group Limited (“Nanjing Lianchuang”). Lianchuang Technology Company Limited (“Lianchuang Technology”) is a subsidiary of Nanjing Lianchuang. During the three-month periods ended September 30, 2010, the Company leased vehicles from Lianchuang Technology for $57, and leased an office building from Lianchuang Technology Labor Union, a union established in accordance with the Chinese Labor Union Law, for $55. Both contracts are renewable annually.

As of September 30, 2010, the Company has payable balance to Linkage of $50.

The Company entered into consulting agreements with Tom Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of December 31, 2009, the Company paid approximately $443 to Mr. Manning pursuant to the agreements. Mr. Manning did not provide any management and consulting services to the Company and the Company did not pay any service fees to Mr. Manning pursuant to the agreements in the nine months ended September 30, 2010.

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

Changes in the product warranty accrual for the nine months ended September 30, 2010 were as follows:

Nine Months Ended September 30, 2010
Beginning balance at January 1, 2010	$266
Current period provision	27
Expired warranty	(29)
Foreign exchange difference	5

Ending balance at September 30, 2010	$269

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

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

(In thousands, except share and per share amounts)

In addition, in June 2007 the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. In July 2008, the Company together with several other issuers who are also named as nominal defendants in the action filed a joint motion to dismiss the action. In March 2009, the court granted the motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Oral arguments with respect to these appeals occurred in early October 2010 and the appeals remain pending.

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

No stock repurchases occurred in 2009 and in the nine months ended September 30, 2010.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2010, June 30, 2010 and September 30, 2010, the amounts charged to the net income attributable to noncontrolling interests were $93, $203 and $136, respectively, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2009	$1,122
Incorporation of new subsidiaries	—
Net loss	(93)
Adjustment to redemption value	—

Balance at March 31, 2010	$1,029
Acquisition of Hangzhou Zhongbo	1,354
Net loss	(203)
Adjustment to redemption value	—

Balance at June 30, 2010	$2,180
Incorporation of new subsidiaries	—
Net loss	(136)
Adjustment to redemption value	—

Balance at September 30, 2010	$2,044

25. SUBSEQUENT EVENTS

The Company evaluated events occurring after September 30, 2010 until the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs, “Linkage” refers to Linkage Technologies International Holdings Limited; and “AsiaInfo” refers to the Company prior to its combination with Linkage.

Overview

We are a leading provider of high-quality communications software solutions and IT security products and related services in China. In the telecommunications market, our software and services enable our customers to build, maintain, operate, manage and continuously improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecommunications carriers, we also offer sophisticated IT security products and related services to many small- and medium-sized companies and government agencies in China.

We commenced our operations in the United States, or the U.S., in 1993 and moved our major operations from the U.S. to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies. On July 1, 2010, we completed the combination with Linkage and, in connection with the closing, changed our corporate name to “AsiaInfo-Linkage, Inc.”

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$60,481	50%	$36,935	58%
China Telecom	20,562	17%	3,648	6%
China Unicom	27,415	22%	12,008	19%

Total	$108,458	89%	$52,591	83%

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

We are organized as two business segments: our telecom solutions business unit, encompassing our traditional telecommunications business, and our security business unit, providing IT security products and services to China’s enterprise market. For financial reporting purposes, each of the two business segments is further organized into three product lines:

•	Software products and solutions;

•	Services; and

•	Third-party hardware.

Recent Developments

On July 1, 2010, we completed the combination with Linkage. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement, by and among the Company, Linkage, certain shareholders of Linkage, and Mr. Libin Sun as agent for the shareholders of Linkage, which we collectively refer to as the Combination Agreement, we purchased from Linkage 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies, for $60 million in cash and 26,832,731 shares of our common stock, resulting in Linkage Technologies becoming our wholly-owned subsidiary. In connection with the closing, on July 1, 2010 we changed our corporate name to “AsiaInfo-Linkage, Inc.” In the third quarter of 2010, we consolidated the operating results and financial position of Linkage and its consolidated subsidiaries. Our consolidated financial statements for periods before July 1, 2010 reflect the standalone operating results and financial position of AsiaInfo and its consolidated subsidiaries and VIEs.

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

In addition, we generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and a few other hardware vendors, for certain products sold to our customers, which we refer to as our IBM Type Arrangements. The service fee under the IBM Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, in determining whether to record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, and (4) we do not have the right to select suppliers.

Third-party hardware revenue. Other than the IBM Type Arrangements, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in FASB guidance. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Three Months Ended September 30,
	2010			2009
	Telecom Solution Business	Security Business	Total	Telecom Solution Business	Security Business	Total
Revenues net of hardware costs:
Software products and solutions revenue	$95,241	$8,526	$103,767	$45,660	$9,222	$54,882
Service revenue	8,337	184	8,521	5,703	145	5,848
Third-party hardware revenue net of hardware costs	345	122	467	60	70	130

Total revenues net of hardware costs	103,923	8,832	112,755	51,423	9,437	60,860
Total hardware costs	6,539	2,394	8,933	1,133	1,540	2,673

Total revenues	$110,462	$11,226	$121,688	$52,556	$10,977	$63,533

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues
	Nine Months Ended September 30,
	2010			2009
	Telecom Solution Business	Security Business	Total	Telecom Security Business	Security Business	Total
Revenues net of hardware costs:
Software products and solutions revenue	$200,769	$19,869	$220,638	$126,818	$17,652	$144,470
Service revenue	18,459	351	18,810	16,433	345	16,778
Third-party hardware revenue net of hardware costs	490	116	606	459	171	630

Total revenues net of hardware costs	219,718	20,336	240,054	143,710	18,168	161,878
Total hardware costs	9,285	2,678	11,963	8,697	2,502	11,199

Total revenues	$229,003	$23,014	$252,017	$152,407	$20,670	$173,077

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

Third-party hardware costs. We generally recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. However, in large projects we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements.

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

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as high and new technology enterprises, or HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate. The HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to complete a new application process in order to renew its HNTE status. As of December 2009, we had received certification of HNTE status for AsiaInfo Technologies, AsiaInfo Technologies (Chengdu), or AICD, and Lenovo Security, which allows for a reduced 15% tax rate starting January 1, 2009. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for AICD. AsiaInfo Technologies was approved as a key software enterprise in 2008 and 2009, and was eligible for the preferential tax rate of 10% for 2008 and 2009 accordingly. AsiaInfo Technologies is eligible for the preferential tax rate of 15% for 2010 as an HNTE. Lenovo Security was subject to an applicable tax rate of 0% from 2005 to 2007 and 7.5% from 2008 to 2009 due to transitional rules. If Lenovo Security continues to maintain its HNTE status in 2010, it will remain to apply an applicable tax rate of 12.5% in 2010. Similar to AsiaInfo Technologies, Linkage Nanjing, a subsidiary of Linkage Technologies, was approved as a key software enterprise in 2008 and 2009, and was eligible for the preferential tax rate of 10% for 2008 and 2009 accordingly. Linkage Nanjing is eligible for the preferential tax rate of 15% for 2010 as an HNTE.

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

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Business taxes deducted from revenues during the nine-month periods ended September 30, 2010 and 2009 were $6.0 million and $4.7 million, respectively.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the nine-month period ended September 30, 2010.

As of September 30, 2010, approximately 81.8%, or $156.7 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 18.2%, or $34.8 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of September 30, 2010, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.7011, compared to the rate of US$1.00=RMB6.829 as of September 30, 2009.

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

The information security products sold by our security business are accounted for under US GAAP because the related software is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

For contracts entered into before December 31, 2008, we recognized the total arrangement fees for the information security products as revenue upon delivery assuming all other revenue recognition criteria were met regardless of whether the PCS services terms are one, two or three years because (a) PCS services primarily included telephone and online support, (b) PCS services were substantially provided within the first year of the arrangement term, (c) the costs of providing PCS services had historically been insignificant and were expected to be insignificant in the future, and (d) PCS services did not include upgrades or enhancements. PCS services provided beyond the first year of the service term had historically been negligible. We accrued the estimated costs of providing PCS services upon delivery of our security business’s information security software products.

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

In addition, we generate service revenues from the IBM Type Arrangements. The service fee under the IBM Type Arrangements is determined as a percentage of the gross contract amount. We record the net amount earned after deducting hardware costs as agency service revenue for IBM Type Arrangements because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, and (4) we do not have the right to select suppliers.

Income taxes. Deferred income taxes are recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, including net operating loss carry forwards and credits. It is computed by applying statutory tax rates applicable to future years. According to the new EIT Law, the transitional rules and relevant regulations, the eligible tax rate for AsiaInfo Technologies and Linkage Nanjing is 10% for 2009 and 15% for 2010; the eligible tax rate for AICD is 15% for 2009 to 2011; and the eligible rate for Lenovo Security is 7.5% for 2009, 12.5% for 2010 and 15% for 2011. Unless otherwise specified, our other Chinese subsidiaries and VIEs are subject to the statutory tax rate of 25%. For both AsiaInfo Technologies and Linkage Nanjing, their HNTE certificates are subject to renewal in 2011. Given the current legislation in this regard and the two companies’ operations, we do not expect any challenge to pass the renewal. Accordingly, the eligible rate will be 15% for 2011 for the two companies.

We adopted the statutory rate, i.e., 25%, as the applicable rate to calculate the deferred tax balance of Linkage Nanjing for the years after the expiration of its current HNTE certificate in 2011. If we successfully have such a certificate renewed by passing a number of tests, the applicable rate will be reduced to 15% for the next three years. It will cause a credit to the deferred tax balance and have a positive impact to our consolidated statement of operations.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on our consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the third quarter of 2010 and 2009.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized no impairment loss on long-term investment in the third quarter of 2010 and 2009. We recognized impairment loss of $281 and nil on short-term investment in the third quarter of 2010 and 2009, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $121.7 million for the three-month period ended September 30, 2010, representing a 91.5% increase over the year ago period and an 82.0% increase sequentially. Total revenue for the nine-month period ended September 30, 2010 was $252.0 million, an increase of 45.6% year-over-year. Our revenues for the third quarter of 2010 are not comparable to those of prior periods due to the combination with Linkage and we are not able to separately present the portion of revenues in this quarter contributed by AsiaInfo’s historical business and Linkage’s historical business as a result of our full integration strategy.

Software products and solutions revenue was $103.8 million for the three-month period ended September 30, 2010, representing an increase of 89.1% over the comparable period in 2009 and a 75.5% sequential increase. Software products and solutions revenue was $220.6 million for the nine-month periods ended September 30, 2010, which was a year-over-year increase of 52.7%. Telecommunications software products and solutions revenue for the three-month period ended September 30, 2010 was $95.2 million, representing a year-over-year increase of 108.6% and a sequential increase of 84%. Telecommunications software products and solutions revenue for the nine-month period ended September 30, 2010 was $200.8 million, representing a year-over-year increase of 58.3%. Software products and solutions revenue from our security business in the three-month period ended September 30, 2010 was $8.5 million, representing a 7.5% year-over-year decrease and a 16% sequential increase. Software products and solutions revenue from our IT security business in the nine-month period ended September 30, 2010 was $19.9 million, representing a 12.6% year-over-year increase.

Service revenue was $8.5 million in the three-month period ended September 30, 2010, representing an increase of 45.7% over the comparable period in 2009 and a 33.5% sequential increase. Service revenue was $18.8 million in the nine-month period ended September 30, 2010, representing a decrease of 12.1% over the comparable period in 2009.

Third-party hardware revenue for the three-month period ended September 30, 2010 was $9.4 million, representing a year-over-year decrease of 235.4% and a sequential increase of 591.7%. Third-party hardware revenue for the nine-month period ended September 30, 2010 was $12.6 million, representing an increase of 6.3% year-over-year.

Our security business unit contributed $11.2 million, or 9.2%, of our total revenue in the three-month period ended September 30, 2010, including an 8.2% contribution to software products and solutions revenue and a 2.2% contribution to service revenue. Overall, total revenue for our security business unit increased 2.3% over the year-ago period and 48.4% sequentially. Our security business unit contributed $23.0 million, or 9.1%, of our gross revenue in the nine-month period ended September 30, 2010, representing an increase of 11.3% over the year-ago period. Our telecom solutions business unit contributed $110.5 million, or 90.8%, of our total revenue in the three-month period ended September 30, 2010. Overall, total revenue for the telecom solutions business unit increased by 110.2% over the year-ago period and increased 86.3% sequentially. Our telecom solutions business unit contributed $229.0 million, or 90.9%, of our gross revenue in the nine-month period ended September 30, 2010, representing an increase of 50.3% over the year-ago period.

During the third quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 89% of our total revenue.

Cost of revenues. Our cost of revenues was $68.2 million in the three-month period ended September 30, 2010, representing an increase of 136.5% over the comparable period in 2009. Cost of revenues in the third quarter increased 151.3% compared to the preceding quarter. The year-over-year and the sequential increase in cost of revenues was primarily related to Linkage combination and in line with the changes in total revenues for the same periods. Our cost of revenues was $119.8 million in the nine-month period ended September 30, 2010, representing an increase of 46.0% over the comparable period in 2009.

Gross profit. Our gross profit margin in the three-month period ended September 30, 2010 was 43.9%, compared to 54.6% in the same period in 2009 and 59.4% in the preceding quarter. The year-over-year and sequential decrease in gross margin were primarily due to the amortization of acquired intangible assets related to Linkage combination. In addition, we deployed more of our R&D employees into client service team, which result in relative higher cost of revenues but lower R&D expenses.

Operating expenses. Our operating expenses in the third quarter of 2010 were $34.4 million, representing an increase of 40.4% over the comparable period in 2009 and 36.6% sequential increase. Our operating expenses in the in the nine-month period ended September 30, 2010 were $87.5 million, representing an increase of 28.4% over the comparable period in 2009. The sequential and year over year increase was primarily due to Linkage combination

Sales and marketing expenses were $19.5 million for the third quarter of 2010, representing an increase of 74.0% over the comparable period in 2009 and an 80.7% sequential increase. Sales and marketing expenses were $40.6 million for the nine-month period ended September 30, 2010, representing an increase of 28.3% over the comparable period in 2009.

General and administrative expenses were $4.0 million for the third quarter of 2010, representing an increase of 5.9% over the comparable period in 2009 and a 13.1% sequential decrease. The sequential decrease was primarily due to $0.6 million in combination-related expenses incurred in the second quarter of 2010. General and administrative expenses were $17.3 million for the nine-month period ended September 30, 2010, representing an increase of 57.0% over the comparable period in 2009. The year-over-year increase was primarily due to $4.2 million in combination-related expenses incurred in the first half 2010.

Research and development expenses were $10.9 million for the third quarter of 2010, representing an increase of 0.3% over the comparable period in 2009 and an 11.2% sequential increase. Research and development expenses were $29.6 million in the nine-month period ended September 30, 2010, representing an increase of 10.4% over the comparable period in 2009. These research and development expenses are in line with our strategy of continuing to invest in research and development of world-class products, solutions and upgrades to meet the demand of our customers.

Total other income, net. Total other income, including interest income, dividend income, and other income (expenses), net, in the third quarter of 2010 was $0.5 million, representing an increase of 2.1% over the comparable period in 2009 and a decrease of 62.0% over the preceding quarter. Total other income in the nine-month period ended September 30, 2010 was $2.6 million, representing a decrease of 14.4% over the comparable period in 2009. The year-over-year decrease was primarily due to lower investment gains.

Net income. Net income was $16.1 million for the third quarter of 2010, representing an increase of 77.7% over the comparable period in 2009 and an increase of 19.7% sequentially. Net income was $39.5 million for the nine-month period ended September 30, 2010, representing an increase of 79.1% over the comparable period in 2009.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the third quarter of 2010 was $16.5 million, or $0.22 per basic share, compared to $9.1 million, or $0.20 per basic share, for the year-ago period, and $13.9 million, or $0.29 per basic share, for the previous quarter. Net income attributable to AsiaInfo-Linkage, Inc. for the nine-month period ended September 30, 2010 was $40.7 million, or $0.72 per basic share, compared to $22.1 million, or $0.49 per basic share, for the year-ago period.

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

Our net cash used in operating activities for the nine-month period ended September 30, 2010 was $13.3 million. This was primarily attributable to our net income of $39.5 million, adjusted by a net non-cash related expenses of $20.3 million and a net increase in the components of our working capital of $73.1 million.

Our accounts receivable balance as of September 30, 2010 was $237.7 million, consisting of $105.1 million in billed receivables and $132.6 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Type Arrangements related accounts receivable balance as of September 30, 2010 was approximately $39.2 million. Our days sales outstanding as of September 30, 2010 was 132 days, as compared to last quarter’s 117 days. When calculating our days sales outstanding, we have adjusted for the net effect of the IBM type Arrangements. The increase in days of sales outstanding from December 31, 2009 to September 30, 2010 was primarily attributable to the legal entity re-naming process, which resulted in a longer payment approval process for both us and our customers. When calculating our days sales outstanding, we include both billed and unbilled accounts receivable and we use the net accounts receivable balance for the IBM Type and other similar arrangements where we act as a sales agent and record revenue on a net basis.

Our inventory position at the end of the third quarter of 2010 was approximately $8.4 million, as compared to $9.5 million as of December 31, 2009.

Our accounts payable balance as of September 30, 2010 was approximately $45.4 million, compared to $76.0 million as of December 31, 2009. As of September 30, 2010, our accounts payable balance related to the IBM Type Arrangements was approximately $29.7 million under which we are contractually obligated to pay our vendor only when China Mobile pays us.

Our net cash used in investing activities for the nine-month period ended September 30, 2010 was $47.3 million. This was primarily due to our purchase of Hangzhou Zhongbo for $4.1 million and purchase of Linkage for $41.3, net of cash acquired.

Our net cash provided by financing activities for the nine-month period ended September 30, 2010 was $2.5 million. This was primarily due to proceeds we received from the exercise of stock options.

As of September 30, 2010, we had cash and cash equivalents and restricted cash totaling $191.5 million and short-term investments totaling $42.4 million.

As of September 30, 2010, we had total short-term credit facilities of $37.6 million for working capital purposes, expiring in May 2011, which were secured by bank deposits of $5.0 million. As of September 30, 2010, unused short-term credit facilities were $26.0 million and used facilities totaled $11.6 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $2.4 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2010. Total bank deposits pledged as security for these credit facilities totaled $7.4 million as of September 30, 2010 and are presented as restricted cash in our consolidated balance sheets. During the three-month period ended September 30, 2010, the largest aggregate amount that we had used of our short-term credit facilities was $11.6 million.

As of September 30, 2010, we had $3.0 million outstanding bank borrowings. During the three-month period ended September 30, 2010, the largest aggregate amount of our bank borrowings was $6.0 million.

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

As of September 30, 2010, we had short-term credit facilities for working capital purposes totaling $37.6 million, expiring in May 2011, of which $11.6 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $26.0 million.

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

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We have adopted this pronouncement except for the requirement to provide the Level 3 activities of purchases, sales, issuances and settlements on a gross basis. The adoption of this pronouncement does not have a significant effect on our consolidated financial position or result of operations.

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

In October 2010, the FASB issued an authoritative pronouncement regarding accounting for costs associated with acquiring or renewing insurance contracts. This pronouncement addresses diversity in practice regarding the interpretation of which costs relating to the acquisition or renewal of insurance contracts qualify for deferral and which costs should be capitalized. The pronouncement will be effective for fiscal years beginning after December 15, 2011. While the guidance is required to be applied prospectively upon adoption, retrospective application is also permitted (to all prior periods presented). Early adoption is also permitted, but only at the beginning of an entity’s annual reporting period. We do not believe the adoption of this pronouncement will significantly impact our financial position or results of operations.

For information concerning certain risks that may affect our operating results and the value of our common stock, please see the factors discussed under the heading of “Risk Factors” in Part II, Other Information below and in the other reports we file with the SEC from time to time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2010. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of September 30, 2010, approximately 81.8%, or $156.7 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 18.2%, or $34.8 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.7011. If the exchange rate were to increase by 10% to US$1.00 = RMB7.3712, our net assets would potentially decrease by $31.0 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB6.0310, our net assets would potentially increase by $37.9 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

As a result of our combination with Linkage on July 1, 2010, our internal control over financial reporting, subsequent to the date of the combination, includes certain additional internal controls relating to Linkage. Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Oral arguments with respect to these appeals occurred in early October 2010 and the appeals remain pending.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended September 30, 2010, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 1A.	RISK FACTORS

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010 and amended on April 30, 2010, or the 2009 Form 10-K, and in Part II, Other Information, Item 1A of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, filed with the SEC on May 7, 2010 and August 6, 2010, or the 2010 Forms 10-Q. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2009 Form 10-K and 2010 Forms 10-Q, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and/or operating results.

Integrating the business of Linkage into our business will divert management’s attention and resources, and the anticipated benefits of the combination, including anticipated cost savings, may not be realized fully or at all or may take longer to realize than expected.

Our business combination with Linkage involves the integration of two companies that have previously operated independently, with principal offices in two distinct locations, and with unique corporate policies and practices. In addition, Linkage Technologies has historically been a private company with limited numbers of accounting personnel and other resources with which to address internal controls and procedures, and its independent registered public accounting firm identified a number of material weaknesses and significant deficiencies in its internal control over financial reporting. We are devoting significant management attention and human, technical and financial resources to integrating the two companies. For example, the process of integrating the accounting systems, records and procedures of Linkage Technologies and designing and implementing an effective financial reporting system for the combined company entails significant time and expense and may not be effective in preventing material weaknesses or significant deficiencies in internal control over financial reporting. In the process of integration, the combined company faces difficulties in retaining customers and personnel, as well as in combining financial reporting systems, training personnel, and forecasting combined company financial results.

If we are unable to integrate operational, financial and other business matters effectively, we may face a variety of adverse consequences. We may not achieve the revenue growth we expect to accomplish from the combination, may not realize the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible, or may identify a material weakness in our internal controls in the future. Moreover, any benefits from the combination may not be achieved within a reasonable period of time, if at all. Any of these events could have a material adverse impact on our financial condition and results of operations.

ITEM 6.	EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: November 9, 2010	By:	/S/ JUN WU
	Name:	Jun Wu
	Title:	Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Amendment to Certificate of Incorporation, dated July 1, 2010		8-K	3.1	001-15713	7/6/2010

3.2	Amended and Restated By-Laws of the Company, dated July 1, 2010		8-K	3.1	001-15713	7/1/2010

10.1*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Libin Sun, effective July 1, 2010		8-K	10.3	001-15713	6/7/2010

10.2*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Xiwei Huang, effective July 1, 2010		8-K	10.4	001-15713	6/7/2010

10.3*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Guoxiang Liu, effective July 1, 2010		8-K	10.5	001-15713	6/7/2010

10.4	Registration Rights Agreement, by and between the Company and LT International Limited, dated July 1, 2010		8-K	10.1	001-15713	7/1/2010

10.5	Escrow Agreement by and between the Company and Linkage Technologies International Holdings Limited, dated July 1, 2010		8-K	10.2	001-15713	7/1/2010

10.6*	Executive Employment Agreement by and between the Company and Steve Zhang, dated July 1, 2010,		8-K	10.29	001-15713	7/6/2010

10.7*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.30	001-15713	7/6/2010

10.8*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.31	001-15713	7/6/2010

10.9*	Offer Letter with Jun Wu dated August 1, 2010 (English Translation)	X

10.10*	Employment Contract by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)	X

10.11*	Confidentiality and Non-Competition Agreement by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)	X

10.12*	Master Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu dated August 16, 2010	X

10.13*	Change-of-Control Severance Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu, dated as of August 16, 2010	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2010	X

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2010	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2010	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2010	X

*	Management contract, or compensatory plan or arrangement.