Form 10-K
period 2010-12-31
ASIAINFO-LINKAGE, INC
filed 2011-02-28
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $844,397,193.72.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 75,053,943 at February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO-LINKAGE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs, “Linkage” refers to Linkage Technologies International Holdings Limited and “AsiaInfo” refers to the Company prior to its combination with Linkage.

PART I

ITEM 1.	Business

Overview

We are the leading provider of high-quality telecommunications software solutions and information technology products and services in China. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom.

Our operations are currently organized into one reportable segment, which we refer to as our telecom business, which encompasses our traditional telecommunications business and provides software solutions to China’s telecommunications carriers. Products and services in our telecom business include:

•	business operation support systems, including billing, customer relationship management and partnership relationship management applications;

•	business intelligence systems, including data warehousing platforms, online analytical applications and data mining applications;

•	OSS package, including protocol adaptor, service fulfilment, process management, inventory management and service activation;

•	service and data applications, such as mail centers, mobile device management and mobile e-commerce platforms; and

•	network infrastructure services, including network design and implementation, integrated network management and professional maintenance and support.

Recent Developments

On May 1, 2010, we consummated the acquisition of an 80% equity interest of Hangzhou Zhongbo Software Technology Co., Ltd., or Hangzhou Zhongbo, for an aggregate purchase price of $7.1 million in cash. Hangzhou Zhongbo is a provider of IT solutions to broadcasting operators in China. This transaction is an important step in our effort to expand into China’s fragmented cable TV industry.

On July 1, 2010, we completed the combination with Linkage. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement, by and among AsiaInfo, Linkage, certain shareholders of Linkage, and Mr. Libin Sun as agent for the shareholders of Linkage, which we collectively refer to as the Combination Agreement, we purchased from Linkage 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies, for $60 million in cash and 26,832,731 shares of our common stock, resulting in Linkage Technologies becoming our wholly-owned subsidiary. In connection with the closing, on July 1, 2010 we changed our corporate name to “AsiaInfo-Linkage, Inc.” Starting the third quarter of 2010, we consolidated the operating results and financial position of Linkage and its consolidated subsidiaries. Our consolidated financial statements for periods before July 1, 2010 reflect the standalone operating results and financial position of AsiaInfo and its consolidated subsidiaries and VIEs. As a result of the combination with Linkage, we have the leading market position in our domestic telecommunications software and services industry with increased abilities to improve customer satisfaction.

On August 26, 2010, we entered into an agreement with Mfone Co., Ltd., or Mfone, a leading provider of fixed and mobile telecommunications services in Cambodia, to develop a Business Intelligence, or BI, system for the operator. This is the first international customer after the creation of our joint venture with Alpha Growth International Pte Ltd, or AGI, to expand our core business in Southeast Asia. AGI is a Singapore-based telecommunications services company with marketing and sales expertise in Southeast Asia.

On December 1, 2010, we entered into a Framework Agreement for Termination of Lenovo Security Control Structure with Messr. Jian Qi and Mr. Kequan Liu, the management of Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, and Lenovo-AsiaInfo Technologies, Inc., one of our wholly owned subsidiaries, whereby we sold our IT security business through the disposition of Lenovo Security to the management team of the our IT security business, including our executive officer Mr. Jian Qi. Under the terms of the agreement, we received approximately $15.0 million in cash in exchange for 100% of our economic interest in Lenovo Security and settlement of certain inter-company liabilities. As of December 2010, we began reflecting the historical results of our IT security business as discontinued operations in our consolidated financial statements.

Our Corporate Structure

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. Although we are organized as a Delaware corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the People’s Republic of China, or the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC, including value-added telecommunications services businesses. Through our VIEs, principally Beijing Zhongxinjia Sci-Tech Development Co., Ltd., or ZXJ, we provide outbound call services on behalf of telecommunications operators in the PRC and may provide other value-added telecommunications services. US GAAP requires us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership.

For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of Computer Information Security Products and Services—Foreign Ownership Restrictions and License Requirements.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Star VATS and ZXJ, please see the discussion in Item 1A of this report, “Risk Factors.”

The following diagram illustrates the current organizational structure of our company and our operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest that are not consolidated in our financial statements.

(1)	AsiaInfo-Linkage Inc. holds 70% of the share capital of AsiaInfo International Pte Ltd., or AsiaInfo Singapore, a Singapore registered company, and the remaining 30% is held by Alpha Growth International Pte Ltd.
(2)	Beijing Star VATS Technologies, Inc. is a domestic Chinese company owned by certain of our employees but controlled by our subsidiary AsiaInfo-Linkage Technologies (China), Inc. through a series of contractual arrangements. While organized to conduct value-added technology services business, Star VATS Technologies, Inc. is not currently licensed to, and does not currently, conduct such business.
(3)	Zhongbo Software Technology Co. Ltd is a domestic Chinese company with 80% of its shares held by AsiaInfo-Linkage Technologies (Chengdu), Inc. and 20% held by certain of our employees.

(4)	AsiaInfo-Linkage Technologies (China), Inc. holds 90% of the share capital of Shanghai Xinjia Information and Technology Co., Ltd., a domestic Chinese company, and the remaining 10% is held by Mr. Yao Yuan.
(5)	Bonson Information Technology Ltd. Holds 60% of the share capital of SmartCall Holding Ltd., or SmartCall Cayman, a Cayman Islands registered company, and the remaining 40% is held by Call Center International Limited.
(6)	Lenovo Computer System and Technology Services Ltd., a domestic Chinese company, is owned by the subsidiaries of one of our indirect shareholders, Lenovo Group Limited, but controlled by our subsidiary Lenovo-AsiaInfo Technologies, Inc. through a series of contractual arrangements.
(7)	Beijing Zhongxinjia Sci-Tech Development Co., Ltd., a domestic Chinese company, is owned by two of our employees but controlled by our subsidiary SmartCall Cayman through a series of contractual arrangements.
(8)	We disposed our IT security business in December 2010 but still retain this legal entity.

Industry Background and Market Opportunities

Our largest customers are the three major telecommunications operators in China and their provincial subsidiaries. The recent restructuring of China’s telecommunications industry opened the fixed-line, mobile and broadband segments to all existing telecommunications operators in China, and the ensuing competition in these segments prompted each telecommunications operator to increase its IT spending on infrastructure upgrades and 3G and other next-generation technologies. We believe that increasing competition among the three operators will drive demand for telecommunications-related software and IT solutions in the long-run. We believe we are well positioned to continue capitalizing on the competition between carriers, increasing number of mobile subscribers, new technologies as well as other trends in the telecommunications industry through our market leadership, comprehensive solutions, long-standing relationships with the three PRC telecommunications operators, customer focus, and highly qualified personnel. We will also be able to expand our telecommunication software and service offerings to telecommunication providers in Southeast Asia, where 3G upgrades, software convergence and analytical tools such as Business Intelligence are in high demand as the operators in the region look to upgrade and expand their own systems going forward.

According to the Ministry of Industry and Information Technology of China, or MIIT, in 2010, the number of China’s mobile phone subscribers increased by 15% to 859 million while the number of China’s fixed-line phone subscribers decreased by 7% to 294 million. Additionally, the number of broadband access subscribers in China increased by 22% to 126 million in 2010, the number of Internet users in China increased 19% to 457 million in 2010. In China’s twelfth Five-Year-Plan (2011—2015), the government stipulated its support and commitment towards the continued development of telecommunication software and the IT services industry.

The following table sets forth certain information relating to the telecommunications industry in China as of the dates indicated:

	As of December 31,				Compound Annual Growth Rate
	2007	2008	2009	2010	(2007-2010)
Fixed-line Telephone
Subscribers (in millions)	356	341	314	294	-5%
Penetration rate	28%	26%	23%	20%	-7%
Mobile Telephone
Subscribers (in millions)	547	641	747	859	12%
Penetration rate	41%	48%	56%	59%	9%
Internet
Users (in millions)	210	298	384	457	21%
Penetration rate	16%	22%	29%	31%	19%
Broadband
Users (in millions)	66	83	103	126	18%

Source:	National Statistical Bureau of China, MIIT, CINIC

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to maintain a leadership position in the telecommunications software products and services industry in China. Over the last decade, we have gained experience and knowledge in China’s telecommunications industry, including experience meeting the demand driven by new technologies as well as changes in business models, impacted by both consumer demand and competition amongst the carriers. We believe we have the experience and the capabilities to anticipate the changes in the demands from the carriers and provide more sophisticated and personalized services and offerings to domestic and international customers.

Leading provider of telecommunications BSS/OSS solutions. We are a leading provider of business and operation support systems, or BSS/OSS, to telecommunications carriers in China, particularly to China Mobile and its provincial subsidiaries. We have deployed our industry-leading BSS/OSS solutions for 18 of China Mobile’s 31 provincial subsidiaries, and our operating analysis and decision support system platform for China Mobile’s headquarters and 18 of its provincial subsidiaries. We have constructed over 58% of China Mobile’s billing and customer relationship management, or CRM, systems and approximately 56% of its BI systems and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang Mobile provincial subsidiary, supporting over 45 million mobile subscribers. For China Unicom, we have deployed our BSS/OSS solution for 20 of its provincial subsidiaries and our operating analysis and decision support system platform for five of its provincial subsidiaries. For China Telecom, we have deployed our BSS/OSS solution for 15 of its provincial subsidiaries, and our operating analysis and decision support system solution for thirteen of its provincial subsidiaries.

Comprehensive, scalable solutions. We offer a comprehensive suite of solutions and services that cover all major telecommunications systems, including business operation support systems, service application solutions and network infrastructure solutions. Over the years, we have continued to invest in our research and development of products and services and have created a high entry to barrier for competitors. Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time, which enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. Most of our software products are scalable to accommodate millions of users, which allows telecommunications carriers to develop their networks incrementally as their level of business grows without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allows our customers, third party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead.

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

Highly qualified personnel. In view of the specific needs of China’s market, our recruitment efforts target Chinese citizens who have information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading information technology company in China. Our ability to recruit and train high quality employees will enable us to continue offering the high quality of services to our customers.

Our Strategy

Our vision is to be the leading solution provider in the global telecommunications industry, to enable the connected digital life style, and to help our customers to build, maintain, operate, manage and improve their communications infrastructure. The key aspects of our strategy include:

Capitalizing on growth opportunities in China and the global telecommunications market. We believe that increased competition among the telecommunications operators will continue to drive demand for nationwide BSS/OSS upgrades and new system deployments throughout China. We also expect the introduction of new technologies and change of consumer habits will intensify competition among mobile operators and drive up overall telecommunications software and IT service spending. With our market leadership in China and strong commitment to customer relationships, we believe we are well positioned to continue capitalizing on the competition and other trends in the telecommunications industry both domestically and abroad. We also intend to continue to leverage our industry knowledge and research and development capabilities to offer new solutions, including upgrades and add-ons, and provide more consulting and other value-added services in both China and the international market.

Strengthening relationships with key customers. Our customers include all three major telecommunications carriers in China and their provincial subsidiaries. We expect our customers’ software and IT service needs to evolve as they address an increasingly competitive market, continue their modernization process and offer their customers progressively more sophisticated and innovative solutions and services. We intend to address the software and IT needs of these large telecommunications carriers and increase the sales of our products and services by, among others things:

•

Maintaining a high level of customer satisfaction. We aim to maintain a high level of customer satisfaction by continuing to exceed our customers’ expectations in the projects we undertake and provide quality services on an ongoing basis.

•

Foreseeing customer needs. We plan to leverage our industry know-how and long-term customer relationships to understand our customers’ development and spending initiatives, allowing us to better coordinate our research and development and marketing efforts.

•

Actively identifying cross-selling opportunities. Our solutions and services cover all major telecommunications systems and we believe there are substantial opportunities for us to cross-sell our wide range of products and services to our existing customer base. We will continue to leverage existing customer relationships and our ongoing projects to actively identify opportunities to market additional solutions and services to our customers.

Pursuing strategic acquisitions and alliances that fit within our core competencies and growth strategy. We hold a leading position in the market for BSS/OSS solutions in China, which we believe is important for the future development of the country’s telecommunications carriers. In recent years, we further strengthened our leading position in the telecommunications software solutions market through strategic transactions, most notably the business combination with Linkage on July 1, 2010. As the market for telecommunications software solutions in China continues to expand, we intend to selectively pursue additional acquisitions to access new sectors or new clients, expand our product and service offerings and strengthen our market leadership position. We also plan to continue forging strategic alliances with complementary businesses and technologies.

Enhancing our brand. We plan to continue building awareness of AsiaInfo-Linkage as a leading provider of high quality telecommunications software products and services in China. Our goal is to make the AsiaInfo-Linkage brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value in our industry.

Leveraging our operational excellence. We have over the years been able to gain valuable knowledge and expertise in the telecommunication industry and will continue to leverage our operational excellence in order to provide the best-in-class service and offerings to provide customer satisfaction and improved productivity especially after the combination with Linkage.

Products and Services

We leverage our core strengths in software to offer product and service solutions for leading telecommunications service providers, as well as other major enterprises, in China. We offer a specialized suite of products and services for the telecommunications industry. We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining and open application program interfaces, we are able to provide our customers with the flexibility and scalability required in a highly competitive, dynamic environment. We also closely monitor world-wide technological developments in our service and product areas.

Software and Solutions for the Telecommunications Market

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

OSS Package

Our OSS Package is a highly comprehensive and intelligent service fulfillment framework based on OSS fulfillment domain definition in eTOM model and OSS specifications of telecom operators and taking into account the process analysis methodology (process reviewing and definition) and project implementation methodology (rapid and phased implementation). It enables rapid building of reliable and highly efficient service fulfillment system and ensures the actual needs and future requirements of telecom operators for system functionality and performance are met.

In OSS Package, process analysis methodology and project implementation methodology enables a rapid implementation of telecom service fulfillment system. It provides process analysis methodology, project implementation methodology, inventory data model, interface integration framework and built-in inventory management templates. The OSS package-based service fulfilment system is characterized by rapid process deployment, intelligent self-learning, implementation monitoring, high extensibility and easy integration. It provides comprehensive support for customers’ complicated service fulfillment process and accelerates implementation of new service fulfillment support process through accumulation function of module library.

The key features to our OSS Package include:

•	Differentiating strategic values, high operational performance

•	Timely to market for technology agnostic services

•	Network technology adapters for rapid interface creation

•	Sophisticated order decomposition and orchestration engine

•	End-to-end order management to facilitate rapid launch on new products and services

•	Extremely low latency for e-service provisioning and activation

•	Real-time monitoring of the end-to-end provisioning process

Network Management Solutions

Our network management solutions include network access and backbone infrastructure planning, design and implementation for telecommunications and Internet service providers. These services include technical training for our customers, as well as professional maintenance and support services. Together with these professional services, we offer comprehensive Internet Protocol, or IP, and business operation network management solutions through our NetXpert and OpenXpert product suites.

•

AsiaInfo NetXpert Solution. Our NetXpert is a carrier-class data and IP network management solution. NetXpert covers network elements, such as core, aggregation and access layers of the carriers’ data and IP network, and provides comprehensive network management functions, including fault, performance, topology and resource management. NetXpert also provides traffic analysis, quality of service monitoring and routing monitoring. NetXpert is designed to help carriers reduce their costs and improve maintenance efficiency by supporting multi-vendor environments and real-time optimization.

•

AsiaInfo OpenXpert Product Suite. Our OpenXpert is an integrated telecommunications network management system. OpenXpert generates a spectrum of network managerial data that enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM applications. OpenXpert includes a high function internal formula engine that detects the root cause of network failures and predicts which business and applications are likely to be affected. It also incorporates an integrated classification and authentication technology to control different access and user authority for network management personnel at different levels.

Service Application Solutions

We design and provide a series of service applications that enable telecommunications operators and service providers to offer value-added services, such as Short Message Service, or SMS, mobile email, mobile entertainment and mobile e-commerce. These applications often involve licensed third-party software that we customize or integrate with our proprietary software to provide individualized solutions. Our service applications products include:

•

Mail Center Product. Our Mail Center product is our flagship online messaging software. Mail Center is a carrier-class messaging software product that supports electronic mail systems for all types of email service providers, from small Internet service providers to large-scale mail hosting providers with millions of mailboxes and thousands of domains. Its flexible design allows service providers to offer Web-based free email, basic email service and premium business secure email to end-users. The ability to scale both horizontally and vertically allows rapid expansion when more capacity is needed. The system is built to accommodate clustering technology and is highly fault tolerant. The wireless application protocol and SMS functions allow end-users to access emails at any time with a mobile connection.

•	Spam Patrol. Our Spam Patrol is software that offers real time anti-spam control, with advanced technology for real time recovery, intelligent upgrade capability and content filtering.

•

Net Disk. Net Disk is a network hard disk product that facilitates Internet-based file transfer, sharing and management. It provides access authentication that restricts access to authorized persons. Net Disk is an independent software that does not rely on other software but can be linked to standard database programs. In addition, Net Disk supports other value-added functions like data processing of short message folders and synchronization of mobile devices.

•

Internet Short Messaging Gateway. Our Internet Short Messaging Gateway is a business support platform for value-added short messaging services. It is the only one-layer short messaging gateway used by China Mobile to achieve single-point access and provincial roaming within China. It supports multiple protocols to transport short messages between different carriers and different mobile networks, including digital mobile, otherwise known as global system for mobile communications, or GSM, code division multiple access, or CDMA, personal handy-phone system, and 3G networks. Our Internet Short Messaging Gateway uses mainstream development tools based on the UNIX platform. It features multi-task and multi-thread concurrent processing, full parameter tuning systems, expansion capability through a modularized and distributed architecture, and a high level of system stability facilitated by disk array and system redundancy.

•

Device Management Platform. Our Device Management Platform enables mobile operators to manage many kinds of mobile devices using over-the-air technology and perform remote mobile device management, such as remote diagnosis and parameter setup. It can also help operators promote new services through firmware downloading and gather dynamic mobile usage information in support of marketing decision-making.

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. We upgrade our existing software products to enhance scalability and performance and to provide added features and functions. We had over one thousand employees in our research and development department as of December 31, 2010. Our core product development teams for telecommunications software are located in Beijing, Nanjing, Hangzhou and Xiamen.

During the fiscal years ended December 31, 2010, 2009 and 2008, we had research and product development expenses of $36.2 million, $30.4 million and $19.9 million, respectively. Our research and development team made several achievements in the development of next generation BSS/OSS, or NGBOSS, BI systems, and cloud computing during 2010.

Achievements in NGBOSS development

In 2010, our next generation business and operating support system was upgraded with improvements in billing and CRM functionality. Improvements were also made in prepaid tracking capabilities as well as in carriers’ corporate accounts. Billing capabilities combined with eight flexible payment methods provide customers with convenient and simple payment methods. Our CRM functionality includes a uniform platform development with uniform functionality and design for improved management of systems requirements and e-commerce websites. There were also improvements in support of value-added services and prepaid service upgrades. We are currently evaluating the potential requirements for the next phase of NGBOSS upgrades.

Achievements in BI development

In 2010, our business intelligence products saw improvements in search technology capabilities and personal portal technology capabilities. The development of an individual customer tag database and multi-functional tagging functionality allows analysis of customer behavior. With the results from the analytical data, the carrier is able to provide specific targeting strategies. In 2010, we also further strengthened our development marketing administration platform, optimized our multi-marketing-channel system, and enhanced our rates management system, which includes rates analysis, rates pre-performance, rates mapping, and rates recommendation. We believe these developments will allow telecommunications operators in China to be more competitive and present us with additional opportunities to expand our market share.

Achievements in Cloud Computing

In 2010, we continued to conduct targeted research designs and evaluated several key technologies regarding cloud computing, such as software and data access in virtualized infrastructure facilities and resources (host, network, storage) and cloud computing management platforms. Based on the concepts of platform-as-a-service and software-as-a-service, we are accelerating our R&D efforts in the development of platforms and services that provide multiple users the access to multiple applications.

Customers

Our customers consist primarily of Chinese telecommunications service providers and their provincial subsidiaries, including China Mobile, China Unicom, and China Telecom. For the year ended December 31, 2010, revenue from China Mobile and its provincial subsidiaries accounted for $210.4 million, revenues from China Unicom and its provincial subsidiaries were $76.3 million and revenues from China Telecom and its provincial subsidiaries were $51.1 million, or approximately 61%, 22% and 15% of our total revenues, respectively. In the international telecommunications market of Southeast Asia, our current customer consists of Mfone Co., Ltd. (“Mfone”). Outside of the telecommunications industry, we also have customers in China’s cable TV industry, such as, Jiangsu Cable, Chongqing Cable and the China DB Star.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 584 million wireless voice service subscribers as of December 31, 2010, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s GSM network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. China Unicom merged with China Netcom and became a full-service telecommunications provider in October 2008. As of December 31, 2010, China Unicom had 167 million mobile (GSM+WCDMA) subscribers and 96 million local access subscribers and 47 million broadband subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia. In September 2008, China Telecom bought China Unicom’s CDMA business and became a full-service telecommunications provider. As of December 31, 2010, China Telecom had 91 million CDMA subscribers, 175 million local access subscribers and 63 million broadband subscribers.

International Telecommunications Customers

We provide a BI system for Mfone, a leading provider of fixed and mobile telecommunications services in Cambodia.

Cable TV Industry

China’s current cable TV industry is fragmented into over two thousand small cable television operators. The Chinese government has initiated the consolidation the cable industry into 31 provincial level entities and to be the led by one national operator, China Cable. Our strategy is to provide billing and CRM services to the cable providers that are the consolidators in the cable TV industry.

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

We rely on our own sales force to market and sell our products and services in China and global. Our sales organizations are structured into five strategic customer accounts, namely China Mobile, China Unicom and China Telecom, Cable TV market and Overseas market. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu, Fuzhou, Shenyang, Hangzhou, Nanjing, Guangzhou and Singapore.

Marketing

Our marketing and consulting departments focus on strategic planning, strategic alliance development, market analysis, software product development planning, solution consulting and business operation consulting. In addition, we have a market communications department, which engages in a number of activities aimed at increasing public awareness of our products and services. Our marketing activities include:

•	managing and maintaining our website;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations programs; and

•	creating and placing advertisements.

Competition

The telecommunications software market is a highly competitive environment. Our competitors include local companies such as Digital China, Huawei, Neusoft and ZTE. We believe that we have competitive advantages in our product and service sectors due to our leading BSS/OSS solutions, comprehensive and scalable product and service offerings, customer-centric and cost effective project management capability, and established customer relationships. However, our competitors, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

The global telecommunications software market is highly competitive. Our competitors include Amdocs, Convergys, Comverse, CSG and Huawei along with other international players. We believe our core competency will be able to lead us in our expansion in the international telecommunications software and services.

China’s cable TV industry is currently fragmented with over two thousand cable TV operators and many more software and service providers. Our Hangzhou Zhongbo subsidiary is able to provide high quality software and services to China’s cable TV operators. As the industry is being consolidated into a headquarter level and 31 provincial level entities, we will seek to gain customers as an industry consolidator.

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

Under the Software Protection Regulations, PRC citizens, legal persons and organizations enjoy copyright protection over computer software they have developed, regardless of whether the software has been published. Other developers may enjoy copyright protection over computer software they have developed, if such computer software was first distributed in China, or in accordance with a bilateral agreement between China and the developer’s country citizenship or residence, or in accordance with an international treaty to which China is a party.

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

Policies to Encourage the Development of Software and Integrated Circuit Industries

In the CCP’s 12th five-year plan, the government reiterated the importance of developing and strengthening the IT and telecommunications industry in China. The government is pushing for a more sophisticated and integrated system with enhanced security, which could prove favorable to the growth of our business. Moreover, the government stated the desire for convergence of telecom, Internet and cable and the improvement in the application of the Internet of Things, two trends that we recognize as having possible positive impacts on our business operations.

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

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by its previous circular as outlined above, including the value-added tax rebate on sales of software. However, the implementation guidance of this new circular has not yet been issued as of the date of this annual report.

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

Despite the introduction of the provisions in 2001, PRC regulations still restrict most direct foreign ownership of VATS businesses in the PRC. We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our limited VATS Type 2 business activities. In order to comply with these restrictions, we entered into a series of contractual arrangements with certain individuals to facilitate our domestic companies, principally ZXJ in conducting value-added telecommunications services business in the PRC. Historically, our VIE Star VATS obtained a License for Operating Value-Added Telecommunications Services (Type 2), which expired in August 2008. ZXJ obtained a License for Operating Value-Added Telecommunications Services (Type 2), issued by the MII initially with a validity period from September 2010 to September 2015. While our VATS services offerings are limited to date, we anticipate offering customers various Type 2 VATS in the future.

We offer VATS services through our VIEs, principally ZXJ. Our VIEs receive any revenue we generate in the VATS business, we do not have any equity interest in ZXJ, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with our VIEs and their respective shareholders. For more information on the regulatory and other risks associated with our contractual arrangements related to our VIEs, please see the discussion below in Item 1A, “Risk Factors.”

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

Regulations affecting acquisitions of PRC companies by foreign entities

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which requires PRC residents to register with the competent local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in Circular 75 as “offshore special purpose company”. Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore special purpose company” for purposes of Circular 75 and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations, including without limitation any and all implementation rules of Circular 75. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC-resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

We cannot predict how Circular 75 and other related regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by Circular 75, its implementation rules and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In August 2006, six PRC regulatory authorities, including the PRC Ministry of Commerce, or MOFCOM and the China Securities Regulatory Commission, or CSRC, jointly promulgated the M&A Rules, which became effective in September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

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

As of January 31, 2011, our subsidiaries or VIEs held the following certifications or qualifications, among others, that enable us to engage in certain industry or business activities:

•	Computer Information System Integration Qualification Certificate (Level 2) issued by the Ministry of Information Industry (holders: AsiaInfo-Linkage Technologies (China), Inc.);

•

The People’s Republic of China License for Operating Value-Added Telecommunications Services issued by the Ministry of Industry and Information Technology (holder: Beijing Zhongxinjia Sci-Tech Development Co., Ltd.).

As of January 31, 2011, our subsidiaries or VIEs held the following certifications or qualifications, among others, that provide us with tax benefits:

•

Hi-tech Enterprise Approval Certificate issued by the Beijing Municipal Science & Technology Commission, the Beijing Municipal Finance Bureau, the Beijing Municipal National Taxation Bureau and the Beijing Municipal Local Taxation Bureau (holders: AsiaInfo-Linkage Technologies (China), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Sichuan Provincial Science & Technology Commission, the Sichuan Provincial Finance Bureau, the Sichuan Provincial National Taxation Bureau and the Sichuan Provincial Local Taxation Bureau (holder: AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by the China Software Industry Association (holders: AsiaInfo-Linkage Technologies (China), Inc., AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Jiangsu Provincial Science & Technology Commission, the Jiangsu Provincial Finance Bureau, the Jiangsu Provincial National Taxation Bureau and the Jiangsu Provincial Local Taxation Bureau (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.); and

•

Hi-tech Product Approval Certificate (Linkage Management Analysis System, Linkage Integrated Billing System, Linkage CDMA1X Billing and Business Support System Software) issued by the Jiangsu Provincial Science & Technology Commission (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.).

As of January 31, 2011, our subsidiaries or VIEs held the following certifications or qualifications, among others, that we believe provide us with marketing advantages:

•

CMMI (Capability Maturity Model Integration) LEVEL 3 Certificate issued by Software Engineering Institute of Carnegie Mellon University (holders: AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Certificate of Quality Management System Certification (GB/T19001-2000 idt ISO9001:2000 Standard) issued by the Guangzhou Saibao Certification Co., Ltd. (holder: Linkage-AsiaInfo (Nanjing), Inc.); and

•	Member of TM Forum Certification issued by the Chairman of TM Forum (holder: AsiaInfo-Linkage Technologies (China), Inc.).

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark and patent registrations. We have filed sixteen trademark applications with the United States Patent and Trademark Office, five of which have been registered and eight of which are newly filed AsiaInfo-Linkage’s new logo and design. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. We have also filed fifteen applications to protect AsiaInfo-Linkage’s new logo and design soon after the combination to the Trademark Bureau of the State Administration of Industry and Commerce in China. In addition, we have filed nine trademark applications with the Hong Kong Trade Marks Registry, three of which have been passed to registration and six pending newly filed AsiaInfo-Linkage’s new logo and design. We have been granted thirteen patents and currently have five pending patent applications with the China State Intellectual Property Office for hardware and software products used or developed in our business. In additional, we have granted one patents by the United States Patent and Trademark Office and have two pending patent applications. More than 300 versions of our software products have been registered with the State Copyright Bureau in China, although we have not applied for copyright protection elsewhere, including in the U.S.

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

Employees

As of December 31, 2010, we had 8,221 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are western-educated Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.AsiaInfo-Linkage.com, as soon as such reports become available on the Securities and Exchange Commission, or SEC, website at www.sec.gov. The contents of our website are not incorporated by reference into this report on Form 10-K or any of our other Exchange Act reports.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom (and their respective provincial subsidiaries). In the aggregate, China Mobile, China Telecom and China Unicom (including results from China Netcom, which merged with China Unicom on October 15, 2008) accounted for 99%, 99% and 98% of our total revenues in 2008, 2009 and 2010 respectively. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits.

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

Our telecommunications customers are directly or indirectly owned or controlled by the government of China. Accordingly, our business is also heavily dependent on these government policies. Insufficient future funding allocated to China’s telecommunications industry by the government could directly reduce the demand for our software and services. Government initiatives directed at the market could also significantly affect the market conditions for our customers and influence the level of spending on IT solutions and services. While some of these initiatives, such as the convergence of mobile and fixed-line markets in the telecommunications industry, may increase market competition and generate more demand for our software and services, the anticipated increase in demand may not materialize. Some of our customers may not adapt well to the market conditions under the new regulatory environment and may reduce their demand for our software and services as a result. The telecommunications industry may also become less competitive over time, either as a result of market propelled consolidations or as a result of government efforts to curtail competition. A less competitive market may create fewer incentives for IT spending on innovations and upgrades, which may directly affect our revenues and business prospects.

The restructuring of China’s telecommunications sector may have an adverse impact on our business prospects and results of operations.

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

In May 2008, China restructured its telecommunications carriers, creating three major carriers that have both mobile and fixed-line services. As China’s telecommunications industry grows larger in size and smaller in the number of telecommunications carriers, more IT solutions providers will be competing for projects and telecommunications carriers may be able to exact lower prices for our solutions and services. If we cannot effectively compete with our competitors, we may lose business and our results of operations may be materially and adversely affected. Furthermore, telecommunications carriers may also find it more cost-effective to set up their own IT divisions to meet their IT needs, instead of outsourcing to third-party providers. If the current trend favoring the outsourcing of such services is reduced or reversed, our financial condition and results of operations may be materially and adversely affected.

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

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our results of operations may not be a good indication of our future performance and should not be overly relied upon. It is likely that our results of operations in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

Our working capital requirements may increase significantly.

We typically purchase hardware for our customers as part of our turn-key total solutions services. Other than the IBM-Type Arrangements as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, we have agreed to payment of less than 80% to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

If we are unable to effectively manage the negotiation of new sales contracts or renewal of existing contracts, we may be exposed to adoption of less favorable payment terms which result to lengthy cash collection cycle and increased needs of our working capital.

We may be exposed to the credit risk of customers that have been adversely affected by weakened markets.

We typically sell our software and services as part of long-term projects. During the life of a project, a customer’s budgeting constraints can impact the scope of a project and the customer’s ability to make required payments. In addition, adverse general business conditions may degrade the creditworthiness of our customers over time, and we may be adversely affected by discontinued operations or other business failures.

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

Certain of our affiliates are engaged in businesses that PRC laws and regulations currently prohibit foreign-invested companies from engaging in, including those involving state secrets and value-added telecommunications services, which we refer to “restricted businesses.” AsiaInfo-Linkage and its PRC operating subsidiaries in China are considered foreign persons or foreign-invested enterprises under the laws of China and cannot therefore engage in restricted businesses.

Many aspects of the telecommunications services industry, such as VATS, are also restricted from foreign ownership in most circumstances. In order to comply with these restrictions, we have entered into a series of contractual agreements with certain individuals to facilitate our domestic companies, principally ZXJ, in conducting value-added telecommunications services business in the PRC. Through our VIEs we provide outbound call services on behalf of telecommunications operators in the PRC and may provide other value-added telecommunications services. Our VIEs receive any revenue we generate in the VATS business. We do not have any equity interest in our VIEs, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with VIEs and their shareholders. Our VIEs make use of the licenses and approvals that are essential to conducting VATS business in the PRC. However, these licenses and approvals expire and we may be unable to renew them. For instance, Star VATS, our VIE, had obtained a License for Operating Value-Added Telecommunications Services (Type 2), which expired in August 2008, and which has not been renewed, and ZXJ’s License for Operating Value-Added Telecommunications Services (Type 2) expires in September 2015. If these licenses and approvals expire and we are unable to renew them, our continuing VATS services may not be in compliance with PRC law and we may be forced to suspend VATS activities.

In addition, as part of the contractual arrangements, the shareholders of our VIEs agreed to pledge their respective shares in our VIEs to certain of our subsidiaries. Pursuant to a regulation in China known as the Provisions for Changes of Investors’ Equity in Foreign Invested Enterprises, a pledge of the equity interests of a foreign-invested enterprise will only be effective after obtaining approval from and registering with the relevant governmental authorities. Furthermore, under the PRC Property Rights Law, effective in October 2007, a pledge is created only after registration with the local branch of the Administration for Industry and Commerce in China. The pledges of the equity interests in our VIEs have been registered with the relevant governmental authorities in China.

There are, however, substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations, including regulations governing the validity and enforcement of such contractual arrangements. Accordingly, China government authorities may ultimately conclude that our contractual arrangements do not comply with PRC laws.

If we or any of our contractual arrangements are found to be in violation of any existing or future PRC laws or regulations concerning the VATS businesses, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

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

The principal shareholders and directors of our VIEs may have potential conflicts of interest with us, which may adversely affect our business.

We offer our value-added telecommunications services in China through our VIEs, primarily through ZXJ, which are partially owned by certain of our employees. Conflicts of interests between their duties to us and to the VIE may arise. When conflicts of interest arise, these persons may not act in the best interests of our company or resolve such conflicts in our favor. In addition, these persons or their heirs or other successors may breach or cause our VIEs to breach or refuse to renew the existing contractual arrangements that allow us to effectively control our VIEs and to receive economic benefits from them. Other than relying on the duties of loyalty owed to us by the shareholders of our VIEs who are also our officers, and the contractual arrangements with the shareholders of our VIEs, we currently do not have any measure or policy to address these potential conflicts of interest. In the event of any disputes regarding the contractual arrangements, we would have to rely on legal remedies under PRC law. These remedies may not always be effective, particularly in light of uncertainties in the PRC legal system. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our VIEs, we would have to rely on legal proceedings, the outcome of which may be uncertain and which could be disruptive to our business.

Our contractual arrangements with our VIEs may not be as effective in providing operational control as direct ownership of these affiliated entities and may be difficult to enforce.

We rely on contractual arrangements with our VIEs to operate our value-added telecommunications services businesses. These contractual arrangements, which require our VIEs to pay service and licensing fees to our subsidiaries in China, are currently the means by which we could receive economic benefits from these affiliated companies. In the future, we expect to continue to obtain economic benefits from our VIEs through these contractual arrangements. These contractual arrangements may not be as effective as direct ownership of these affiliated entities. For example, these affiliated entities and their respective shareholders could fail to perform or make payments as required under such contractual arrangements. In such event, we would have to rely on the PRC legal system to enforce these agreements. Any legal proceedings would be uncertain as to outcome and could result in the disruption of our business, damage to our reputation, diversion of our resources and the incurrence of substantial costs.

In addition, in the event we are unable to so extend our contractual arrangements, we may fail to obtain the requisite license to conduct certain our VATS businesses in China and may be required to temporarily suspend related business activities.

Contractual arrangements we have entered into between our subsidiaries and VIEs may be subject to scrutiny by China tax authorities, and a finding that we or VIEs owe additional taxes or are ineligible for our preferential tax treatment, or both, could substantially increase our taxes owed, or could materially reduce our profits and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be audited or challenged by the tax authorities in PRC. If any of the transactions between our subsidiaries and VIEs are found to not have been entered into on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the tax authorities in China have the authority to disallow our tax savings, adjust the profits and losses of our respective Chinese entities and assess late payment interest and penalties. A finding by the tax authorities in China that we are ineligible for certain tax savings, or that any of our subsidiaries or VIEs is ineligible for their preferential tax treatment, could increase our taxes owed and reduce our profits and the value of your investment.

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

In 2008, we recorded a $6.6 million non-cash impairment charge to net income, and may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

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

As of December 31, 2008, we recognized a $2.0 million impairment on long-term investments, representing the decline in fair value of our 5% equity stake in Hinge Software Company Limited, a Shanghai-based provider of business intelligence software solutions. We review long-term investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may no longer be recoverable.

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

Historically, wages for comparably skilled technical and management personnel in the telecommunications software solutions industry in China have been lower than in developed countries, such as in the U.S. or Europe. In recent years, wages in China’s software industry have increased and may continue to increase at faster rates. Wage increases will increase our cost of our products and services of the same quality and increase our cost of operations. As a result, our gross margin and profit margin may decline. In the long term, unless offset by increases in efficiency and productivity of our work force, wage increases may also result in increased prices for our solutions and services, making us potentially less competitive. Increases in wages, including an increase in the cash component of our compensation expenses, will increase our net cash outflow and our gross margin and profit margin may decline.

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

We are incorporated in the State of Delaware. However, a majority of our directors and executive officers, and certain of our principal stockholders, live outside of the U.S., principally in China and Hong Kong. As a result, you may not be able to:

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

We use U.S. dollars as our reporting and functional currency. The financial records of our Chinese subsidiaries are maintained in RMB, their functional currency. Their assets and liabilities are translated into U.S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rates might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $9.2 million, $0.1 million and $6.5 million in other comprehensive income (loss) in 2010, 2009 and 2008, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

The telecommunications software market is a highly competitive environment. Our competitors include multinational and local companies such as Amdocs, Digital China, Huawei, Neusoft and ZTE. Our competitors, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition. In addition, if we are unable to effectively manage the negotiation of new sales contracts or renewal of existing contracts, we may be exposed to adoption of less favorable payment terms which result to lengthy cash collection cycle and increased needs of our working capital.

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

As of December 31, 2010, 74,933,404 shares of our common stock were outstanding, and there were approximately 1,186,362 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding performance stock units and restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2012; Class II will expire at the annual meeting of the stockholders to be held in 2013 and Class III, whose term will expire at the annual meeting of stockholders to be held in 2011. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

Certain of our subsidiaries in China are likely to continue to enjoy preferential tax rate as they have been qualified as a Key Software Enterprise or a High and New Technology Enterprise, or HNTE, under the EIT Law. The qualification of our subsidiaries as a Key Software Enterprise or HNTE and the preferential tax rate enjoyed or to be enjoyed by them in relation with such qualification may be challenged, revoked or rejected by tax authority in the future, which would have a material adverse effect on our future financial condition and results of operations.

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

We did not receive any material comments from the SEC staff more than 180 days before the end of 2010 regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2.	Properties

Our principal development facilities and administrative offices currently located in Beijing and Nanjing, totally occupy approximately 24,928 square meters in buildings in the Beijing Zhongguancun Science Park and in Nanjing Window of the World Software Park & Archer Square. Each of our subsidiaries and VIEs generally entered into separate leases. The current leases for our Beijing facilities mostly expire in December 2012, and for our Nanjing facilities the central two leases expire in November 2012 and February 2013. We also have regional branches in various cities in China, namely Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Haikou, Changsha, Jinan, Haerbin, Changsha, Tianjin, Wuhan, Fuzhou, Beijing and Macao as well as a regional office in Singapore and Santa Clara, California.

In China, all land is owned by the government of China, its agencies and its collectives, which grant land use rights for periods ranging from 50 to 70 years that are typically renewable. To obtain land use rights, various steps may be involved to develop the land or obtain related government approvals. We have commenced the process to obtain land use rights for 11,332 square meters of land in Beijing, on which we plan to construct a building of approximately 20,965 square meters for use as our new corporate headquarters. In October 2009, we entered into an agreement with Zhongguancun Software Park Development Co., Ltd., or ZSPD, pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $11.1 million. In connection with the agreement, we will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of December 31, 2010, our design description has been approved by Haidian District Development and Reform Commission and we had paid approximately $10.0 million to Zhongguancun Software Park Development Co., Ltd., or ZSPD, pursuant to the agreement with ZSPD, dated on October 2009. According to the agreement, we will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land.

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

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Oral arguments with respect to these appeals occurred in early October 2010.

In December 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss our case on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In January 2011, the underwriters and another appellant filed motions to stay the issuance of the Ninth Circuit’s mandate, which the Ninth Circuit granted, staying the mandate for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended December 31, 2010, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

	High ($)	Low ($)
2010:
Fourth Quarter	24.50	15.80
Third Quarter	27.05	15.76
Second Quarter	32.60	19.01
First Quarter	32.45	22.44
2009:
Fourth Quarter	32.40	18.00
Third Quarter	21.20	15.30
Second Quarter	22.09	14.67
First Quarter	17.52	8.61

As of February 25, 2011, we had approximately 713 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the common stock that may be issued under our existing equity compensation plans. Further information concerning our existing equity compensation plans is available in the section entitled “Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed with the SEC.

Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding units		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,186,362	(1)	$5.74	(2)	2,705,105	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,186,362	(1)	$5.74	(2)	2,705,105	(3)

(1)	Includes 520,924 shares issuable upon exercise of outstanding stock options; 178,350 shares issuable upon vesting of outstanding restricted stock units; and 487,088 shares issuable under outstanding performance stock units.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units or the shares issuable under outstanding performance stock units, both of which have no exercise price.

(3)	Options and other awards that are outstanding under our existing stock option plans will become available for re-grant under our 2008 Stock Incentive Plan if those awards are forfeited or cancelled prior to vesting, exercise or expiration.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our common stock, the Standard & Poor’s 500 Information Technology Sector Index, or the S&P 500 Information Technology, and the Nasdaq Stock Market Index for U.S. and foreign companies, or the Nasdaq U.S. & Foreign Index. The graph assumes the investment of $100 on December 31, 2005 in our common stock, the S&P 500 Information Technology and the Nasdaq U.S. & Foreign Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2005 was the closing sales price of $5.96 per share.

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

	December 2005 ($)	December 2006 ($)	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)
AsiaInfo-Linkage, Inc.	100.00	192.96	276.38	297.49	765.08	416.33
Nasdaq U.S. & Foreign Index	100.00	111.74	124.67	73.77	107.12	125.93
S&P 500 Information Technology	100.00	108.42	126.10	71.70	115.95	127.77

Issuer Purchases of Equity Securities

We did not repurchase any shares during our 2010 fiscal year.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Notes 4 and 28 of the notes to consolidated financial statements for detailed information regarding discontinued operations and noncontrolling interest, respectively.

	Years Ended December 31,
	2010	2009	2008	2007(1)	2006
	(Amounts in thousands of U.S. dollars, except per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$343,383	$213,756	$146,881	$113,940	$100,442
Total cost of revenues	173,801	100,450	74,659	61,968	59,792
Gross profit	169,582	113,306	72,222	51,972	40,650
Total operating expenses	109,475	78,523	54,667	42,741	35,195
Income from continuing operations	53,743	33,457	16,505	17,114	8,781
Income on discontinued operations, net of taxes	1,058	1,973	2,270	6,513	(2,950)
Net income	54,801	35,430	18,775	23,627	5,831
Less: net loss attributable to noncontrolling interest	(1,410)	(429)	(15)	—	—
Net income attributable to AsiaInfo-Linkage, Inc.	56,211	35,859	18,790	23,627	5,831
Earnings per share:
Net income (loss) from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.90	$0.75	$0.37	$0.39	$0.20
Diluted	$0.89	$0.73	$0.35	$0.38	$0.20
Net income (loss) from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.02	$0.04	$0.05	$0.15	$(0.07)
Diluted	$0.02	$0.04	$0.05	$0.14	$(0.07)
Net income (loss) attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.92	$0.79	$0.42	$0.54	$0.13
Diluted	$0.91	$0.77	$0.40	$0.52	$0.13

	As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands of U.S. dollars)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$237,844	$238,553	$172,119	$148,834	$104,575
Total assets	1,253,206	481,777	323,154	308,469	244,162
Total equity	938,378	276,669	208,460	207,788	162,461

(1)	We adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading provider of high-quality telecommunications software solutions and information technology products and services in China. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. In addition to providing customized software solutions to China’s telecommunications carriers. We plan to expand into international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. We also believe we are well positioned to gain market share in China’s cable TV industry through our Hangzhou Zhongbo subsidiary, a provider of IT solutions to broadcasting operators in China.

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

	Year Ended December 31,
	2010		2009		2008
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$210,396	61.3%	$149,032	69.7%	$104,977	71.5%
China Telecom	51,088	14.9	19,565	9.2	11,871	8.1
China Unicom	76,334	22.2	44,543	20.8	15,906	10.8
China Netcom*	—	—	—	—	13,854	9.4
Total	$337,818	98.4%	$213,140	99.7%	$146,608	99.8%

*	On October 15, 2008, China Netcom merged with China Unicom.

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

For financial reporting purposes, we present our revenues as follows:

•	software products and solutions;

•	services; and

•	third party hardware.

In December 2010 we disposed of our IT security business, which we now account as discontinued operations.

Revenues

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 24 of the notes to consolidated financial statements included in this report for detailed information regarding our segment reporting.

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue consists of fees received from customers for using our software products or third party software products, including software license and customizations. In most cases where a customer has additional requirements, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software products and solutions revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns.

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

Third party hardware revenue. Other than the IBM-Type Arrangement, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in FASB guidance. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Years Ended December 31,
	2010	2009	2008
Revenues net of hardware costs:
Software products and solutions revenue	$301,970	$179,177	$116,258
Service revenue	26,596	21,704	16,834
Third party hardware revenue net of hardware costs	743	644	690

Total revenues net of hardware costs	329,309	201,525	133,782
Total hardware costs	14,074	12,231	13,099

Total revenues	$343,383	$213,756	$146,881

We believe total revenues net of hardware costs more accurately reflects our core business, which is the provision of software solutions and services, and provides transparency to our investors. We believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business in each of the segments. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business.

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. Prior to the enactment of the Enterprise Income Tax Law (the “EIT Law”), which became effective from January 1, 2008, foreign invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as High-and-New Tech Enterprise (“HNTE”). Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 2010, we had received certification of HNTE status for AsiaInfo-Linkage Technologies, AsiaInfo-Linkage Technologies (Chengdu), or AICD, and Linkage Nanjing, a subsidiary of Linkage Technologies, which allows for a reduced 15% tax rate for year 2010. Accordingly, we have used the reduced rate of 15% in the calculations of current and deferred tax balances for related companies. AsiaInfo-Linkage Technologies and Linkage Nanjing were approved as a Key Software Enterprise, and were eligible for a further reduction tax rate to 10% for 2008 and 2009. Both companies raised application for Key Software Enterprise status for 2010 which were under related governments’ review by the end of year 2010. In February 2011, the relevant PRC governmental authorities announced that AsiaInfo-Linkage Technologies and Linkage Nanjing were granted the Key Software Enterprise status for the year 2010. Consequently, we expect to recognize a tax benefit of approximately $5 million in 2011.

Sales of hardware procured in China are subject to a 17% value-added tax. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. The benefit of the rebate of value-added tax is included in software revenue. Historically, the value-added tax refund is not taxable for income tax purpose as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain non-taxable when the refund is used for expenses or purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the value-added tax refund as a taxable item for income tax purposes going forward.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% and 5%, respectively, on certain types of service revenues, which are presented in our statement of operations net of business tax incurred.

Effective from December 1, 2010, our PRC subsidiaries are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of value-added tax and business tax paid.

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies stipulated by previous circulars, including the value-added tax rebate on sales of software. However, the implementation guidance of this new circular has not yet been issued as of the date of this annual report.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our US parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in anticipation of increases in value of the RMB. We did not engage in any significant foreign exchange transactions in 2010.

Pursuant to the rate of exchange quoted by People’s Bank of China, as of December 31, 2010 the exchange rate between the RMB and the U.S. dollar decreased 3.0% to U.S.$1.00 = RMB6.6227, compared to the rate of U.S.$1.00 = RMB6.8282 as of December 31, 2009.

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. We generally bifurcate the third-party hardware from our development services and recognize the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when delivered if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

We generated service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and for a few other hardware companies for certain products sold to our customers. We refer to each such arrangement as an “IBM-Type Arrangement.” The service fee under our IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customer pays us, and (5) we do not have the right to select suppliers.

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

Revenue recognition policies for discontinued IT security business. The information security products sold by our former Lenovo-AsiaInfo division have been accounted for under US GAAP accounting guidance regarding software revenue recognition for products with multiple deliverables. The related software contained in our information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in 2010.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized a $0.3 million impairment on short-term investments in 2010.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We completed the combination with Linkage in July 2010, which significantly increased our size. Therefore, the consolidated results of operations in 2010 are not comparable to those of 2009. Because Linkage has been integrated into our operations, we are not able to identify the portion of our results of operations that is attributable to Linkage. Consequently, the following analysis does not quantify the effect of the Linkage acquisition. However, the following unaudited pro forma information summarizes our results of operations for the years ended December 31, 2010 and 2009 assuming that our combination with Linkage occurred as of January 1, 2010 and 2009, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results.

	Year Ended
	December 31,
	2010	2009
Pro forma revenue	$424,576	$367,365
Pro forma net income attributable to ordinary shareholders of AsiaInfo-Linkage, Inc.	55,345	23,264

Revenues. Total revenues increased 60.6% to $343.4 million in 2010, from $213.8 million in 2009, primarily driven by continued demand for our best-of-class IT solutions and services. The increase was also due to the effects of the acquisition of Linkage. Revenue from software products and solutions was $302.0 million, representing a 68.5% increase from $179.2 million in 2009. Service revenue was $26.6 million, representing a 22.5% increase from $21.7 million in 2009. Revenue from third party hardware was $14.8 million, representing an increase of 15.1% from $12.9 million in 2009.

Cost of revenues. Our total cost of revenues was $173.8 million in 2010, representing a 73.0% increase from $100.5 million in 2009, primarily due to acquisition of Linkage, as we integrated additional R&D employees into client service increasing our cost of revenue. In addition, amortization of acquired intangible assets related to Linkage acquisition was $10.0 million in the second half of 2010, since the acquisition day.

Gross profit. Our gross profit increased 49.7% in 2010 to $169.6 million, from $113.3 million in 2009.

Operating expenses. Total operating expenses increased 39.4% to $109.5 million in 2010, from $78.5 million in 2009. Other than the effect of the acquisition of Linkage, the increase was primarily driven by our efforts to expand our customer base and open new market opportunities in domestic and overseas markets. In addition, amortization of acquired intangible assets related to the Linkage acquisition was $11.0 million in the second half of 2010, since the acquisition day.

Sales and marketing expenses increased 52.2% to $50.0 million in 2010, from $32.9 million in 2009. Other than the sales and marketing associated with the acquisition of Linkage, the increase was mainly due to amortization of acquired intangible assets related to Linkage acquisition of $11.0 million and higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 40.4%, to $23.3 million in 2010, from $16.6 million in 2009. Besides the effect of the acquisition of Linkage, the increase was largely attributable to non-recurring expenses of $4.2 million related to the Linkage acquisition. Linkage acquisition related expenses were $2.1 million in 2009.

Research and development expenses increased 18.9% to $36.2 million in 2010, as compared to $30.4 million in 2009, mainly reflecting an investment in product development for upcoming opportunities, consistent with our target to develop best-of-class products and solutions for our customers.

Income from operations. Income from operations increased to $60.1 million in 2010 from $34.8 million in 2009, reflecting our increased sales and our continued efforts to improve operating efficiency. The increase was also due to the acquisition of Linkage. Operating margin was 17.5% in 2010, as compared to 16.3% in 2009.

Income tax expense. Income tax expense in 2010 was $9.6 million as compared to $4.9 million in 2009. Our effective tax rate was 15% for 2010 as compared to 13% for 2009. The increase in effective tax rate was primarily because one of our major operating subsidiaries enjoyed a 10% preferred tax rate in 2009 as a Key Software Enterprise, which reduced rate we did not use for our 2010 financial reporting as the Chinese authorities had not issued the list of qualified Key Software Enterprises for 2010 as of December 31, 2010.

Income from continuing operations. Net income from continuing operations was $53.7 million or $0.90 per basic share in 2010, as compared to $33.5 million or $0.75 per basic share in 2009.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications, we discontinued certain non-core businesses during the past several years. In December 2010, we sold our IT security business through the disposition of Lenovo Security for approximately US$15.0 million in cash. The IT security business has been reclassified to discontinued operations for the year ended December 31, 2010, and the comparative figures for the years ended December 31, 2008 and 2009 have been retrospectively reclassified to discontinued operations. Income from discontinued operations decreased 46.4% to $1.1 million in 2010, from $2.0 million in 2009. The decrease was mainly due to only 11-months of operating results of our IT security business in 2010 and the seasonality of such business.

Net income attributable to AsiaInfo-Linkage, Inc. In 2010, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $56.2 million, compared to $35.9 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues. Total revenues increased 45.5% to $213.8 million in 2009, from $146.9 million in 2008. Revenue from software products and solutions was $179.2 million, representing a 54.1% increase from $116.3 million in 2008. The increases were primarily driven by our ability to capitalize on the Chinese telecom sector’s 3G rollout and subsequent demand for best-of –class IT solutions and services. Service revenue was $21.7 million, representing a 28.9% increase from $16.8 million in 2008. Revenue from third party hardware was $12.9 million, representing a decrease of 6.6% from $13.8 million in 2008. Third party hardware revenue has been generally decreasing as we focus on our core business of telecommunications software solutions, which generates higher gross profit margins compared to hardware sales. However, from time to time we offer third-party hardware as a part of total solutions in response to customer requests.

Cost of revenues. Our total cost of revenues was $100.5 million in 2009, representing a 34.5% increase from $74.7 million in 2008, primarily due to the increased sales of software and services provided to meet increased demand.

Gross profit. Our gross profit increased 56.9% in 2009 to $113.3 million, from $72.2 million in 2008. The increase primarily as a result of revenue growth of $62.9 million, or 54.1%, in relatively high-margin software solutions and a decrease of $0.9 million, or 6.6%, in relatively low-margin third party hardware sales in 2009 compared to 2008.

Operating expenses. Total operating expenses increased 43.6% to $78.5 million in 2009, from $54.7 million in 2008. The increase in operating expenses was primarily driven by our efforts to expand our customer base and open new market opportunities through continual investment in research and development and sales and marketing initiatives.

Sales and marketing expenses increased 33.0% to $32.9 million in 2009, from $24.7 million in 2008, mainly due to higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 64.4%, to $16.6 million in 2009, from $10.1 million in 2008. The increase was largely the result of increases in share-based compensation related to the performance stock unit awards granted to key employees on March 16, 2009 and non-recurring expenses of $2.1 million related to the acquisition of Linkage Technologies.

Research and development expenses increased 53.0% to $30.4 million in 2009, as compared to $19.9 million in 2008, mainly reflecting the emphasis we place on the research and development of products and solutions in order to strengthen our competitiveness, including several achievements in the development of NGBOSS, BI systems, and cloud computing during 2009.

Income from operations. Income from operations increased to $34.8 million in 2009 from $17.6 million in 2008, reflecting our increased sales and our continued efforts to improve operational efficiency. Operating margin was 16.3% in 2009, as compared to 12.0% in 2008.

Income tax expense. Income tax expense in 2009 was $4.9 million as compared to $3.8 million in 2008. Our effective tax rate was 13% for 2009 as compared to 19% for 2008. In the fourth quarter of 2008, two of our subsidiaries, i.e., AsiaInfo-Linkage Technologies and AsiaInfo-Linkage Technologies (Chengdu) received the HNTE qualification and their tax rates are reduced from 25% to 15%. Therefore, these entities’ deferred taxes are tax effected at 15% rather than 25%, which is the rate the Company adopted to compute deferred tax assets as of December 31, 2007. This rate change caused a higher tax expense, which is the main reason our effective tax rate is higher for 2008.

Income from continuing operations. Net income from continuing operations was $33.5 million or $0.75 per basic share in 2009, as compared to $16.5 million or $0.37 per basic share in 2008. In the fourth quarter 2008, we recognized a non-cash impairment charge to earnings of $6.6 million, or $0.15 per basic share, which included a $4.6 million impairment on our short-term investments in stock funds and a $2.0 million impairment on a long-term investment, representing the decline in fair value of our five percent equity stake in Hinge Software Company Limited.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications, we discontinued certain non-core businesses during the past several years. In March 2008, we received part of a contingent payment from Fidelity and recognized the amount of $1.0 million as gain on sale of discontinued operations. In December 2010, we sold our IT security business through the disposition of Lenovo Security for approximately US$15.0 million in cash. The IT security business has been reclassified to discontinued operations for the year ended December 31, 2010, and the comparative figures for the years ended December 31, 2008 and 2009 have been retrospectively reclassified to discontinued operations. Income of discontinued operations was decreased 13% to $2.0 million in 2009, from $2.3 million in 2008.

Net income attributable to AsiaInfo-Linkage, Inc. In 2009, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $35.9 million, compared to $18.8 million in 2008.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the years ended December 31, 2010 and 2009. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Amounts in thousands of U.S. dollars, except per share data)
Selected quarterly operations data
Total revenues	$114,380	$110,462	$59,298	$59,243	$61,349	$52,556	$52,698	$47,153
Total cost of revenues	62,596	63,220	24,858	23,127	27,533	24,424	26,953	21,540
Gross profit	51,784	47,242	34,440	36,116	33,816	28,132	25,745	25,613
Total operating expenses	35,700	29,784	20,142	23,849	22,015	19,267	19,086	18,155
Income from continuing operations	14,722	14,862	13,282	10,877	11,241	7,955	7,414	6,847
Income/(loss) on discontinued operations, net of taxes	557	1,267	189	(955)	2,123	1,123	(211)	(1,062)
Net income	15,279	16,129	13,471	9,922	13,364	9,078	7,203	5,785
Less: net loss (income) attributable to noncontrolling interest	(226)	(326)	(435)	(423)	(435)	13	(2)	(5)
Net income attributable to AsiaInfo-Linkage, Inc.	15,505	16,455	13,906	10,345	13,799	9,065	7,205	5,790
Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.20	$0.20	$0.29	$0.24	$0.25	$0.18	$0.16	$0.15
Diluted	$0.20	$0.20	$0.29	$0.23	$0.25	$0.17	$0.16	$0.15
Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.01	$0.02	$—	$(0.02)	$0.04	$0.02	$—	$(0.02)
Diluted	$0.01	$0.02	$—	$(0.02)	$0.04	$0.02	$—	$(0.02)
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.21	$0.22	$0.29	$0.22	$0.29	$0.20	$0.16	$0.13
Diluted	$0.21	$0.22	$0.29	$0.21	$0.29	$0.19	$0.16	$0.13

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

On December 4, 2009, we executed the Combination Agreement to combine our business with the business of Linkage through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we completed the combination with Linkage on July 1, 2010.

Our full year net cash provided by operating activities in 2010 was $47.8 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalents, restricted cash and short-term investment totalling $294.0 million as of December 31, 2010 as compared to $285.5 million as of December 31, 2009. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by the increase of accounts receivable, which amounted to $51.2 million.

Our accounts receivable balance as of December 31, 2010 was $258.3 million, consisting of $94.2 million in billed receivables and $164.1 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM-Type Arrangement related accounts receivable balance as of December 31, 2010 was approximately $73.0 million.

Our days sales outstanding as of December 31, 2010 was 137 days, as compared to 90 days at the end of the year 2009. The increase in days of sales outstanding from December 31, 2009 to December 31, 2010 was primarily attributable to our aggressive efforts to expand and win new customers and business in China. When calculating our days of sales outstanding, we include both billed and unbilled accounts receivable and we use the net accounts receivable balance for the IBM-Type Arrangement where we act as a sales agent and record revenue on a net basis.

Our inventory position at the end of the year of 2010 was $9.9 million, as compared to $9.5 million as of December 31, 2009.

Our accounts payable balance as of December 31, 2010 was $89.9 million, compared to $76.0 million as of December 31, 2009. As of December 31, 2010, our accounts payable balance related to the IBM Type Arrangements was approximately $75.3 million.

Our full year net cash used in investing activities was $56.2 million in 2010. This was primarily due to our payments of $41.3 million for our purchase of Linkage and $4.1 million for our purchase of Hangzhou Zhongbo, net of cash acquired. Also, net of cash transferred out of $2.9 million, there was a $1.4 million cash outflow related to our sales of our Lenovo security business. Restricted cash increased $8.4 million.

Our full year net cash provided by financing activities was $0.1 million. This was primarily due to proceeds on exercise of stock of options of $6.0 million and repayment of bank loans of $5.9 million.

As of December 31, 2010, we had total short-term credit facilities for working capital purposes totalling $96.0 million, expiring in December 2011. The credit facilities were secured by bank deposits of $10.3 million as of December 31, 2010. Credit facilities of $13.4 million were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2010, unused short-term credit facilities were $82.6 million. In addition, we had standby letters of credit and bank acceptance drafts as of December 31, 2010, which were collateralized by bank deposits of $3.7 million. Total bank deposits pledged as security for these credit facilities, standby letters of credit, and bank acceptance drafts totalled $14.0 million as of December 31, 2010 and were presented as restricted cash in our consolidated balance sheets. During the year ended December 31, 2010, the largest aggregate amount that we had used of our short-term credit facilities was $13.4 million.

We anticipate that our available funds and cash flows provided by operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2011. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of equity or debt securities, or through credit facilities extended by lending institutions.

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

As of December 31, 2010, we had short-term credit facilities for working capital purposes totalling $96.0 million, expiring in December 2011, of which $13.4 million had been used for issuing standby letters of credit and bank acceptance drafts to hardware suppliers and customers. Unused short-term credit facilities were $82.6 million.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2010:

	Payment due by period (amounts in thousands of US$)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	7,773	4,340	3,375	58	—
Capital commitment for obtaining land use right	1,111	1,111	—	—	—

Other long-term liabilities, such as unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historic trends to be used as a predictor for such payments.

Accounting Pronouncements

(1) Newly adopted accounting pronouncements—In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have any significant impact on our financial condition or results of operations.

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

In September 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition for arrangements with multiple deliverables. The pronouncement addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The pronouncement provides that products containing both software and non-software components that function together to deliver the product’s essential functionality are excluded from the scope of current revenue recognition guidance for software products. The pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date, or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. We do not expect the adoption of this pronouncement to have a significant impact on our financial condition or result of operations.

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

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption will not be permitted. For nonpublic entities, the guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2011. Early application for nonpublic entities is permitted; nonpublic entities that elect early application will use the same effective date as that for public entities. We do not expect the adoption of this pronouncement to have a significant impact on our financial condition or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a significant impact on our financial condition or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2010. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of December 31, 2010, approximately 85.4%, or $215.1 million, of our cash, cash equivalents and restricted cash were RMB-denominated, approximately 14.1%, or $35.4 million, were U.S. dollar-denominated and approximately 0.5%, or $1.3 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.6227. If the exchange rate were to increase by 10% to US$1.00 = RMB7.2850, our net assets would potentially decrease by $33.3 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.9604, our net assets would potentially increase by $40.7 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the fiscal year 2010.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 8.	Financial Statements and Supplementary Data

Our independent registered public accounting firm’s report and our consolidated financial statements begin on page F-1.

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

Prior to the filing date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the internal control over financial reporting of AsiaInfo-Linkage , Inc., its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/    Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China

February 28, 2011

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class III Directors,” “Corporate Governance—Committees and Meetings Attendance,” “Management—Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”). Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

In 1999 we adopted a code of ethics, or the Code, which applies to all of our employees. In 2003, we conducted a thorough review and update of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Investor Relations section of our website, which can be accessed at www.asiaInfo-linkage.com. The contents of our website are not incorporated by reference into this report on Form 10-K.

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

Exhibits

The following exhibits are filed as a part of this report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Business Combination Agreement, by and among AsiaInfo Holdings, Inc., Linkage Technologies International Holdings Limited, certain shareholders of Linkage Technologies International Holdings Limited and Libin Sun as Shareholders’ Agent, dated December 4, 2009		8-K	2.1	001-15713	12/9/2009

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998		S-1	3.1	333-93199	12/21/1999

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999		S-1	3.3	333-93199	12/21/1999

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000		10-K	3.3	001-15713	3/16/2001

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001		10-K	3.4	001-15713	3/16/2001

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007		8-K	3.1	001-15713	4/25/2007

3.6	Certificate of Amendment to Certificate of Incorporation, dated July 1, 2010		8-K	3.1	001-15713	7/6/2010

3.7	Amended and Restated By-Laws of the AsiaInfo-Linkage, Inc.(formerly known as AsiaInfo Holdings, Inc.), dated July 1, 2010		8-K	3.1	001-15713	7/1/2010

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock		S-1/A	4.1	333-93199	2/3/2000

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated December 1, 2008 (English Translation)		10-K	10.1	001-15713	3/5/2009

10.2*	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005		8-K	10.1	001-15713	4/8/2005

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.3*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.7	001-15713	3/16/2005

10.4*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.8	001-15713	3/16/2005

10.5*	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.31	001-15713	3/16/2010

10.6*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.32	001-15713	3/16/2010

10.7*	Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. (formerly known as AsiaInfo Holdings, Inc.) and Steve Zhang, dated July 1, 2010		8-K	10.29	001-15713	7/6/2010

10.8*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.30	001-15713	7/6/2010

10.9*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.31	001-15713	7/6/2010

10.10*	Offer Letter with Wei Li dated January 19, 2009 (English Translation)		10-K	10.37	001-15713	3/5/2009

10.11*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.38	001-15713	3/5/2009

10.12*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Wei Li dated January 19, 2009		10-K	10.39	001-15713	3/5/2009

10.13*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.40	001-15713	3/5/2009

10.14*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Wei Li, dated January 19, 2009 (English Translation)		10-K	10.41	001-15713	3/5/2009

10.15*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.41	001-15713	1/30/2009

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.16*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.42	001-15713	1/30/2009

10.17*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.14	001-15713	5/10/2004

10.18*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Jian Qi dated April 1, 2004		10-Q	10.15	001-15713	5/10/2004

10.19*	Employment Contract by and between Lenovo Security Technologies (Beijing), Inc and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.39	001-15713	5/8/2008

10.20*	Confidentiality and Non-Competition Agreement by and between Lenovo Security Technologies (Beijing), Inc. and Jian Qi, dated February 1, 2008 (English Translation)		10-Q	10.40	001-15713	5/8/2008

10.21*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Jie Li dated June 10, 2009		10-Q	10.1	001-15713	08/07/2009

10.22*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Jie Li dated June 10, 2009		10-Q	10.2	001-15713	08/07/2009

10.23*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Jie Li, dated June 10, 2009 (English Translation)		10-Q	10.3	001-15713	08/07/2009

10.24*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Jie Li, dated January 1, 2008 (English Translation)		10-Q	10.4	001-15713	08/07/2009

10.25*	Offer Letter with Jun Wu dated August 1, 2010 (English Translation)		10-Q	10.9	001-15713	11/09/2010

10.26*	Employment Contract by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.10	001-15713	11/09/2010

10.27*	Confidentiality and Non-Competition Agreement by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.11	001-15713	11/09/2010

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.28*	Master Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu dated August 16, 2010		10-Q	10.12	001-15713	11/09/2010

10.29*	Change-of-Control Severance Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu, dated as of August 16, 2010		10-Q	10.13	001-15713	11/09/2010

10.30*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated January 1, 2009		10-Q	10.1	001-15713	11/09/2009

10.31*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated February 1, 2009		10-Q	10.2	001-15713	11/09/2009

10.32*	AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, as amended through April 10, 2008		8-K	10.1	001-15713	4/10/2008

10.33*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10	001-15713	11/28/2006

10.34*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10.1	001-15713	3/16/2009

10.35	Form of Lock-Up Agreement		8-K	10.1	001-15713	12/9/2009

10.36	Voting Agreement by and among Linkage Technologies International Holdings Limited and Messrs. Edward Tian and James Ding dated December 4, 2009		8-K	10.2	001-15713	12/9/2009

10.37	Stockholders’ Agreement, by and among AsiaInfo Holdings, Inc., Mr. Edward Tian, Mr. Libin Sun and Linkage Technologies International Holdings Limited dated December 4, 2009		8-K	10.3	001-15713	12/9/2009

10.38*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Libin Sun, effective July 1, 2010		8-K	10.3	001-15713	6/7/2010

10.39*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Xiwei Huang, effective July 1, 2010		8-K	10.4	001-15713	6/7/2010

10.40*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Guoxiang Liu, effective July 1, 2010		8-K	10.5	001-15713	6/7/2010

10.41	Registration Rights Agreement, by and between the Company and LT International Limited, dated July 1, 2010		8-K	10.1	001-15713	7/1/2010

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.42	Escrow Agreement by and between the Company and Linkage Technologies International Holdings Limited, dated July 1, 2010		8-K	10.2	001-15713	7/1/2010

10.43	First Amendment to Stockholders’ Agreement, dated January 27, 2011		8-K	10.1	001-15713	2/2/2011

10.44	Framework Agreement for Termination of Lenovo Security Control Structure with Messr. Jian Qi and Mr. Kequan Liu	X

10.45	Engagement letter with Davin A. Mackenzie dated on December 29, 2009	X

11.1	Statement regarding computation of per share earnings (included in Note 16 to the consolidated financial statements in this report)	X

21.1	Subsidiaries of AsiaInfo-Linkage, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu, dated February 28, 2011	X

24.1	Power of Attorney (included on signature page to this report)	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011	X

*	Management contract, or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

ASIAINFO-LINKAGE, INC.

By:	/S/ JUN WU
Name:	Jun Wu
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

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

Signature	Title	Date
/S/ JAMES DING James Ding	Board Member and Co-Chairman of the Board	February 28, 2011

/S/ LIBIN SUN Libin Sun	Board Member and Executive Co-Chairman of the Board	February 28, 2011

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	February 28, 2011

/S/ JUN WU Jun Wu	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2011

/S/ YUNGANG LU Yungang Lu	Board Member	February 28, 2011

/S/ DAVIN MACKENZIE Davin Mackenzie	Board Member	February 28, 2011

/S/ SEAN SHAO Sean Shao	Board Member	February 28, 2011

/S/ TOM MANNING Tom Manning	Board Member	February 28, 2011

/S/ EDWARD TIAN Edward Tian	Board Member	February 28, 2011

/S/ XIWEI HUANG Xiwei Huang	Board Member, Vice President and Chief Operating Officer	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China
February 28, 2011

ASIAINFO-LINKAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$237,844	$238,553
Restricted cash	13,943	5,540
Short-term investments—available for sale securities	31,682	27,674
Short-term investments—held to maturity securities	10,570	13,716
Accounts receivable (net of allowances of $2,514 and $2,619 as of December 31, 2010 and 2009, respectively)	258,338	129,646
Inventories, net	9,902	9,535
Other receivables	5,934	2,841
Deferred income tax assets—current	13,781	2,968
Prepaid expenses and other current assets	4,774	5,679

Total current assets	586,768	436,152

Long-term investments	5,646	4,696
Property and equipment, net	5,961	2,989
Other acquired intangible assets, net	209,626	3,818
Deferred income tax assets—non-current	2,066	2,161
Goodwill	433,139	22,262
Prepaid land use right	10,000	9,699

Total Assets	$1,253,206	$481,777

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$89,867	$76,019
Accrued expenses	25,391	21,793
Deferred revenue	27,963	45,547
Accrued employee benefits	72,309	39,403
Other payables	6,608	6,187
Income taxes payable	18,457	2,862
Other taxes payable	11,678	7,620
Deferred income tax liabilities	3,657	1,340

Total current liabilities	255,930	200,771

Unrecognized tax benefits	4,870	3,052
Deferred income tax liabilities—non-current	51,836	—
Other long term liabilities	274	163

Total liabilities	312,910	203,986

Redeemable noncontrolling interest	1,918	1,122
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value, 77,933,404 and 50,115,821 shares issued as of December 31, 2010 and 2009, respectively; 74,933,404 and 47,115,821 shares outstanding as of December 31, 2010 and 2009, respectively)	779	501
Additional paid-in capital	840,328	244,838
Treasury stock, at cost (3,000,000 and 3,000,000 shares as of December 31, 2010 and 2009, respectively)	(27,749)	(27,749)
Retained earnings	72,076	15,199
Statutory reserve	21,640	22,306
Accumulated other comprehensive income	30,794	20,212

Total AsiaInfo-Linkage, Inc. stockholders’ equity	937,868	275,307

Noncontrolling interest	510	1,362

Total equity	938,378	276,669

Total Liabilities and Equity	$1,253,206	$481,777

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Software products and solutions	$301,970	$179,177	$116,258
Service	26,596	21,704	16,834
Third party hardware	14,817	12,875	13,789

Total revenues	343,383	213,756	146,881

Cost of revenues:
Software products and solutions	147,386	78,780	54,548
Service	12,341	9,439	7,012
Third party hardware	14,074	12,231	13,099

Total cost of revenues	173,801	100,450	74,659

Gross profit	169,582	113,306	72,222

Operating expenses:
Sales and marketing	50,019	32,868	24,706
General and administrative	23,284	16,582	10,087
Research and development	36,172	30,415	19,874
Government grant	—	(1,342)	—

Total operating expenses	109,475	78,523	54,667

Income from operations	60,107	34,783	17,555

Other income, net:
Interest income	2,851	2,215	4,670
Dividend income	507	178	545
Gain from sales of short-term investments	472	1,210	4,866
Impairment loss on short-term investments	(281)	—	(4,684)
Impairment loss on long-term investments	—	—	(2,042)
Other expenses, net	(353)	(36)	(559)

Total other income, net	3,196	3,567	2,796

Income before provisions for income taxes and discontinued operations	63,303	38,350	20,351

Provision for income taxes	9,560	4,893	3,846

Income from continuing operations	53,743	33,457	16,505

Discontinued operations:
Loss from operations of discontinued operations	1,663	2,341	1,737
Gain (loss) on sales of discontinued operations	(84)	—	1,306
Provision for income taxes	521	368	773

Income from discontinued operations, net of taxes	1,058	1,973	2,270
Net income	54,801	35,430	18,775

Less: Net loss attributable to the noncontrolling interest	(1,410)	(429)	(15)

Net income attributable to AsiaInfo-Linkage, Inc.	$56,211	$35,859	$18,790

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.90	$0.75	$0.37

Diluted	$0.89	$0.73	$0.35

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholder:
Basic	$0.02	$0.04	$0.05

Diluted	$0.02	$0.04	$0.05

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.92	$0.79	$0.42

Diluted	$0.91	$0.77	$0.40

Weighted average shares used in computation:
Basic	61,036,299	45,182,831	44,828,915

Diluted	61,782,710	46,386,278	46,675,694

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Shares	Amount
Balance at January 1, 2008	44,781,903	$450	$207,865	$(1,953)	$(31,018)	$13,874	$18,570	$—	$207,788
Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	73	73
Net income	—	—	—	—	18,790	—	—	(15)	18,775	$18,775
Statutory reserve	—	—	—	—	(3,338)	3,338	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	6,486	—	6,486	6,486
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $1,220	—	—	—	—	—	—	(3,646)	—	(3,646)	(3,646)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $1,377	—	—	—	—	—	—	(8,001)	—	(8,001)	(8,001)
Transfer to income statement of other-than-temporary impairment:	—	—	—	—	—	—	4,684	—	4,684	4,684

Comprehensive income										$18,298

Stock option exercises	585,951	6	3,947	—	—	—	—	—	3,953
Restricted stock units vesting	122,137	1	(1)	—	—	—	—	—	—
Performance-based restricted stock units vesting	731,879	7	(7)	—	—	—	—	—	—
Stock-based compensation (stock options)	—	—	13	—	—	—	—	—	13
Stock-based compensation (restricted stock units)	—	—	600	—	—	—	—	—	600
Stock-based compensation (performance-based restricted stock units)	—	—	2,949	—	—	—	—	—	2,949
Excess tax benefit from share-based compensation	—	—	582	—	—	—	—	—	582
Repurchase of common stock	(2,755,700)		—	(25,796)	—	—	—	—	(25,796)

Balance at December 31, 2008	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$58	$208,460

Noncontrolling interest acquired in business combinations	—	—	—	—	—	—	—	1,655	1,655
Net income	—	—	—	—	35,859	—	—	(429)	35,430	$35,430
Net income attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	78	78
Statutory reserve	—	—	—	—	(5,094)	5,094	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	58	—	58	58
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of nil	—	—	—	—	—	—	(1,210)	—	(1,210)	(1,210)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $(388)	—	—	—	—	—	—	3,271	—	3,271	3,271

Comprehensive income										$37,549

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Shares	Amount
Stock option exercises	2,259,397	23	18,239	—	—	—	—	—	18,262
Restricted stock units vesting	124,300	1	(1)	—	—	—	—	—	—
Performance-based restricted stock units vesting	1,265,954	13	(13)	—	—	—	—	—	—
Stock-based compensation (restricted stock units)	—	—	820	—	—	—	—	—	820
Stock-based compensation (performance-based restricted stock units)	—	—	9,845	—	—	—	—	—	9,845

Balance at December 31, 2009	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669

Net income	—	—	—	—	56,211	—	—	(1,410)	54,801	$54,801
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	558	558	—
Statutory reserve	—	—	—	—	666	(666)	—	—	—	—
Other comprehensive income:	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	9,229	—	9,229	9,229
Transfer to income statement of realized (gain)/loss on available-for-sale investments, net of tax effects of $35	—	—	—	—	—	—	(437)	—	(437)	(437)
Net unrealized gains (losses) on available-for-sale investments, net of tax effects of $(525)	—	—	—	—	—	—	1,509	—	1,509	1,509
Transferred to income statement of other-than-temporary impairment	—	—	—	—	—	—	281	—	281	281

Comprehensive income										$65,383

Stock option exercises	418,649	4	6,031	—	—	—	—	—	6,035
Restricted stock units vesting	27,859	—	—	—	—	—	—	—	—
Performance-based restricted stock units vesting	538,344	5	(5)	—	—	—	—	—	—
Share issued in connection with acquisition of Linkage	26,832,731	269	581,465	—	—	—	—	—	581,734
Stock-based compensation (restricted stock units)	—	—	989	—	—	—	—	—	989
Stock-based compensation (performance-based restricted stock units)	—	—	7,010	—	—	—	—	—	7,010

Balance at December 31, 2010	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$510	$938,378

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$54,801	$35,430	$18,775
Depreciation and amortization of property and equipment	2,304	1,466	1,401
Stock-based compensation expense	7,999	10,665	3,562
Amortization of other acquired intangible assets	22,822	1,386	1,589
Impairment loss on cost method investments	—	—	2,042
Gain on disposal of property and equipment	(66)	(10)	80
Impairment loss on short-term investments	281	—	4,684
Gain from sale of trading securities	—	—	(62)
Gain from sale of available for sales securities	(472)	(1,210)	(4,804)
Provision for bad debts	709	442	452
Gain on sale of discontinued operations	84	—	(1,306)
Proceeds from sales of trading securities	—	—	163
Purchases of trading securities	—	—	(101)
Excess tax benefit from share-based compensation	—	—	(582)
Changes in operating assets and liabilities:
Accounts receivable	(51,217)	(78,076)	(7,230)
Inventories	909	2,787	(4,299)
Other receivables	1,824	58	612
Deferred income taxes	(13,618)	—	(624)
Prepaid expenses and other current assets	1,524	(254)	1,420
Prepaid land use right	—	(9,699)	—
Accounts payable	4,183	62,184	(9,259)
Accrued expenses	(2,510)	7,558	1,564
Deferred revenue	(24,211)	1,133	15,321
Accrued employee benefits	22,146	11,833	6,846
Other payables	766	568	480
Other taxes payable	1,652	1,309	2,093
Income taxes payable	17,847	4,863	(1,767)

Net cash provided by operating activities	47,757	52,433	31,050

Cash flows from investing activities:
Decrease (increase) in restricted cash	(8,403)	6,970	3,516
Purchases of available for sale securities	(2,920)	(1,631)	(7,455)
Proceeds from sales of available for sale securities	1,937	6,211	18,853
Purchases of held to maturity securities	(25,079)	(30,435)	—
Proceeds from sales of held to maturity securities	28,667	16,722	1,541
Purchases of property and equipment	(2,438)	(1,404)	(1,812)
Proceeds from disposal of property and equipment	174	10	8
Purchase of businesses, net of cash acquired	(45,691)	(2,662)	(2,186)
Long term equity investment	(950)	—	(4,661)
Proceeds from disposal of discontinued operations net of cash transferred out of $2,928 and nil for year 2010 and 2008, respectively	(1,447)	—	1,306

Net cash (used in) provided by investing activities	(56,150)	(6,219)	9,110

Cash flows from financing activities:
Proceeds from exercise of stock options	6,030	18,176	3,953
Repurchases of common stock	—	—	(25,796)
Repayment of short-term bank loans	(5,890)	—	—
Excess tax benefit from share-based compensation	—	—	582
Funds received from noncontrolling interest	—	1,930	73

Net cash provided by (used in) financing activities	140	20,106	(21,188)

Effect of exchange rate changes	7,544	114	4,313

Net (decrease)/increase in cash and cash equivalents	(709)	66,434	23,285

Cash and cash equivalents at beginning of year	238,553	172,119	148,834

Cash and cash equivalents at end of year	$237,844	$238,553	$172,119

Supplemental cash flow information:
Cash paid during the year:
Income taxes	$7,255	$2,131	$5,989

Non-cash investing activity
Share consideration issued for acquisition of Linkage	$581,734	$—	$—

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except per share amounts)

1. Organization and Principal Activities

AsiaInfo-Linkage, Inc. (“AsiaInfo-Linkage”) is incorporated in the State of Delaware, in the United States (the “US”). AsiaInfo-Linkage principally operates through the following directly owned subsidiaries, or their respective subsidiaries and variable interest entities (“VIEs”): AsiaInfo-Linkage Technologies (China), Inc. (“AsiaInfo-Linkage Technologies”) (100% owned), incorporated in the People’s Republic of China (“PRC”), Linkage-AsiaInfo Technologies (Nanjing), Inc. (“Linkage Nanjing”) (100% owned), incorporated in the PRC and Bonson Information Technology Limited (“Bonson”) (100% owned), incorporated in the British Virgin Islands. AsiaInfo-Linkage, Inc., its subsidiaries and VIEs are collectively referred to as the “Company”.

The Company is a leading provider of high-quality software solutions in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. The software and customer solutions of AsiaInfo-Linkage Technologies enable its customers to build, maintain, operate, manage and improve their communications infrastructure.

PRC regulations prohibit direct foreign ownership of entities engaged in certain restricted businesses, including the provision of value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo-Linkage engages in such businesses through its VIEs, principally Beijing Zhongxinjia Sci-Tech Development Co. Ltd. to a lesser extent Beijing Star VATS Technologies, Inc. The Company historically provided certain information technology security services, which is also a restricted business area, through Lenovo Security Technologies (Beijing) Inc., although the Company has discontinued these operations.

Each of the VIEs was established or acquired by the respective equity owners on behalf, and for the exclusive benefit, of AsiaInfo-Linkage Technologies or Lenovo-AsiaInfo. AsiaInfo-Linkage Technologies or Lenovo-AsiaInfo funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment Beijing Star VATS Technologies, Inc. and Beijing Zhongxinjia Sci-Tech Development Co. Ltd. were $5,099 (RMB 40,000) and $835 (RMB5,700), respectively.

A subsidiary of AsiaInfo-Linkage entered into exclusive business cooperation agreements with each of the VIEs, where the subsidiary of AsiaInfo-Linkage provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs net income. the subsidiary of AsiaInfo-Linkage also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to the subsidiary of AsiaInfo-Linkage, resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and the subsidiary of AsiaInfo-Linkage’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. Because the subsidiary of AsiaInfo-Linkage absorbs the majority of the economic rewards of the VIEs through service fees and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from the subsidiary of AsiaInfo-Linkage, the Company is the primary beneficiary of these VIEs. AsiaInfo-Linkage consolidated its VIEs from their inception.

None of the assets of the Company’s consolidated VIEs can be used only to settle obligations of these VIEs. As of December 31, 2010 and December 31, 2009, respectively, there was $2,876 and $20,542 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

The following financial statement amounts and balances of AsiaInfo-Linkage’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	Years Ended December 31,
	2010	2009
Total assets	$8,155	$26,271
Total liabilities	2,876	20,542

	Years Ended December 31,
	2010	2009	2008
Net revenue	$7,149	$2,035	$658
Net income	9,501	(568)	(1,135)

2. Summary of Significant Accounting Policies

Basis of presentation—The consolidated financial statements of the Company, are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation—The consolidated financial statements include the financial statements of AsiaInfo-Linkage, its subsidiaries and its VIEs. All inter-company transactions and balances are eliminated in consolidation.

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

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	As of December 31, 2010	As of December 31, 2009
Cash	$103,744	$128,213
Cash equivalents:
Money market funds	119,001	92,473
Seven-day notice deposits	—	12,009
Others	15,099	5,858

Total cash and cash equivalents	$237,844	$238,553

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit, bank acceptance drafts and related to escrow account.

Business combination—Business combinations are recorded using the purchase method of accounting. On January 1, 2009, the Company adopted a new accounting pronouncement with prospective application which made certain changes to the previous authoritative literature on business combinations.

From January 1, 2009, the assets acquired, the liabilities assumed, and any noncontrolling interest of the acquiree at the acquisition date, if any, are measured at their fair values as of that date. Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of any noncontrolling interest of the acquiree, if any, at the acquisition date over the fair values of the identifiable net assets acquired. Previously, any non-controlling interest was reflected at historical cost.

Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as at the date of acquisition. For shares issued in a business combination, the Company has estimated the fair value as of the date of acquisition.

Where the consideration in an acquisition includes contingent consideration the payment of which depends on the achievement of certain specified conditions post-acquisition, from January 1, 2009 the contingent consideration is recognized and measured at its fair value at the acquisition date and if recorded as a liability it is subsequently carried at fair value with changes in fair value reflected in earnings. For periods prior to January 1, 2009 contingent consideration was not recorded until the contingency was resolved.

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

Short-term investments—Short-term investments are comprised of marketable debt and equity securities, which are classified as held-to-maturity, trading, or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. The Company did not purchase or sell trading securities during 2010 and there were no outstanding balances at December 31, 2010 and 2009. Short-term investments classified as available for sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available for sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

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

Inventories—Inventories are stated at the lower of cost or market. The cost of inventories is determined principally by the specific identification method.

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Software	3 years
Building	20 years

Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Long-term investment—The Company accounts for its investment in Shanghai Hinge Software Co., Ltd (“Hinge”), C-Platform Corporation (“C-Platform”) and Santen Corporation (“Santen”) using the cost method of accounting as the Company does not have significant influence over Hinge, C-Platform and Santen’s business and operations. The Company carries the investment at cost and recognizes as income any dividends received from a distribution of investee’s earnings. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Goodwill—The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company performs its annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2010, 2009 and 2008.

Acquired intangible assets, net—Amortization of customer relationship is computed using the estimated attrition pattern of the acquired customers. Acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives. In process research and developments (“IP R&D”) assets are capitalized as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 to 6 years
Existing technologies	3 years
Trade names and Trademarks	2 to 19 years
Contract backlogs	0.5 to 3 years
Customer lists	5 years
Customer relationships	2 to 10 years
Distribution network	3 to 4 years
Software	1 to 6 years
Non-compete agreements	2 to 10 years
In process research and developments (“IP R&D”)	Indefinite

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. We generally bifurcate the third-party hardware from our development services and recognize the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when shipped if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

The Company reports revenue net of sales returns and business taxes. Business taxes included in revenue during 2010, 2009, and 2008 totalled $8,279, $6,791, and $4,269, respectively. Software revenue includes value-added tax rebates received from the Chinese tax authorities on the sales of software and software-related services. Such rebates are granted to the Company as part of the PRC government’s policy to encourage software development in the PRC, and are recorded as a component of revenue when the relevant compliance requirements are met, there are no further obligations, and are not subject to future returns or reimbursements. Total rebates recorded were $11,496, $10,119 and $7,405 in 2010, 2009 and 2008, respectively.

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and a few other hardware vendors, for certain products sold to our customers, which we refer to as our IBM Type Arrangements. The service fee under the IBM-Type Arrangement is determined as a percentage of the gross contract amount. The Company has evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as agent, in determining whether to record as revenues the gross amount billed to the Company’s customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though the Company bears inventory risks after the vendor ships the products to the Company and the Company bills gross amounts to the Company’s customers. The Company records the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) the Company has no latitude in establishing the prices, (3) the Company is not involved in the determination of the product specifications, and (4) the Company does not have the right to select suppliers.

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

The information security products sold by the Company’s Lenovo-AsiaInfo division are accounted for under US GAAP accounting guidance regarding software regarding software revenue recognition for products’ with multiple deliverables. The related software contained in the Company’s information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

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

For contracts entered into after January 1, 2010, the Company extended PCS services terms to include unspecified upgrades. In addition, the Company has established vendor-specific objective evidence of fair value of the PCS services. Therefore, the security products revenue is recognized upon delivery and the PCS services is deferred and recognized ratably over the PCS services period.

Presentation of revenues in consolidated statements of operations—The Company classifies the revenues and cost of revenues into three categories: software products and solutions, services, and third party software. The Company allocates revenues of bundled arrangements in the three categories based on the selling prices of each component as set out in sales contracts.

Value-added tax—The Company’s PRC subsidiaries are subject to value-added tax at a rate of 17% on revenues from procurement of hardware on behalf of its customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”).

Value-added tax payable on revenues is computed net of value-added tax paid on purchases. In respect of revenues on software sales, however, if the net amount of value-added tax payable exceeds 3% of software sales, the excess portion of value-added tax can be refunded immediately. The Company therefore is subject to an effective net value-added tax rate of 3% from software sales. The net amount of value-added tax due or receivable is recorded either in the line item of other tax payable or prepaid expenses and other current assets on the face of consolidated balance sheet.

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

Foreign currency translation—AsiaInfo-Linkage uses the United States dollar as its reporting currency and functional currency. The financial records of AsiaInfo-Linkage’s PRC subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC.

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

Use of estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: revenue recognition; valuation allowance for deferred tax assets and adequacy of unrecognized tax benefits; collectability of accounts receivable and other receivables; inventory allowance; estimated useful lives and impairment of property and equipment and intangible assets; impairment of goodwill; valuation and impairment of short-term investments; impairment of long-term investments; adequacy of product warranty accrual; adequacy of allowance for sales return.

Concentration of credit risk—The Company holds its cash and cash equivalents, restricted cash, and short-term investments in highly rated financial instruments and with highly rated financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk. The Company sells its products and services to various customers in the telecommunication industry in China. The Company generally requires no collateral against accounts receivable. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Information relating to the Company’s significant customers is summarized in Note 21.

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

Net income per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

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

Newly adopted accounting pronouncements—In June 2009, the FASB issued an authoritative pronouncement that changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncements but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.

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

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption will not be permitted. For nonpublic entities, the guidance is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2011. Early application for nonpublic entities is permitted; nonpublic entities that elect early application will use the same effective date as that for public entities. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable t the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.

3. Acquisitions

(a) In April 2009, the Company, through its majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired value-added telecommunications services business from Shanghai Huanyou Information Consultation Co. Ltd., a PRC based enterprise, for a cash consideration of $658. Goodwill acquired through this acquisition was $410.

(b) On October 1, 2009, the Company, through its wholly-owned subsidiary Bonson Information Technology Ltd. (“Bonson”), acquired 60% of the share capital of SmartCall Holding Limited (“SmartCall”), a Cayman Islands registered company that, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2,213, including a $1,774 initial payment and contingent consideration up to $439, subject to the achievement of certain performance goals.

The transaction was accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $2,140, including a $1,774 initial payment and the fair value of the contingent consideration of $366 as of the date of acquisition, to the assets acquired based on their estimated fair values.

(c) On May 1, 2010, the Company, through a subsidiary of the Company, consummated the acquisition of 80% equity interest of Hangzhou Zhongbo Software Technology Co., Ltd. (“Hangzhou Zhongbo”) for an aggregate purchase price of $7,068 in cash. Goodwill acquired through this acquisition was $6,834. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

The Company measured the fair value of the purchased intangible assets in above acquisitions using the “cost,” “income approach-excess earnings” and “with & without” valuation method. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. These purchased intangible assets and contingent consideration are considered Level 3 assets and liabilities because the Company used unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use in valuing these assets and liabilities.

The Company believes these above acquisitions did not have a significant impact on the financial position and operating results of the Company. Therefore, no pro forma financial information is presented.

(d) On July 1, 2010, the Company completed its business combination with Linkage Technologies International Holdings Limited (“Linkage”), a leading IT software and solutions provider in China. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement (collectively, the “Combination Agreement”), the Company purchased from Linkage 100% of the outstanding share capital of Linkage’s wholly-owned subsidiary, Linkage Technologies, which carried out all of the operations of Linkage, for $60,000 in cash and 26,832,731 shares of the Company’s common stock. The aggregate market value of the common stock and the total consideration were $581,734 and $641,734 as of the date of acquisition. The transaction was accounted for as a business combination and purchase accounting was applied accordingly.

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

The acquired assets in connection with the Combination were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the purchase price of $641,734 to the assets acquired based on their estimated fair values, as follows:

	Purchase Price Allocations	Weighted average useful live
Intangible Assets:
Contract backlogs	$9,500	1
Existing technologies	37,500	3
Non Compete agreement	500	5
Core technologies	43,600	6
Customer relationship	114,200	10
Trademark	20,700	19
IP R&D	1,000	Indefinite
Net assets
Cash and cash equivalents	18,643
Accounts receivable	81,815
Other current and non-current assets	21,827
Accounts payable	(12,377)
Other current liabilities	(39,768)
Deferred income tax liabilities, current and non current	(61,761)
Goodwill	406,355

Total:	$641,734

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

The following unaudited pro forma information summarizes the results of operations of the Company for the years ended December 31, 2010 and 2009 assuming that the Company’s acquisition of Linkage Technologies International Holdings Limited (“Linkage”) occurred as of January 1, 2010 and 2009, respectively. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results.

	Year Ended December 31,
	2010	2009
Pro forma revenue	$424,576	$367,365
Pro forma net income attributable to ordinary shareholders of AsiaInfo-Linkage, Inc,	55,345	23,264
Pro forma net income per ordinary share—basic	$0.74	$0.32
Pro forma net income per ordinary share—diluted	$0.74	$0.32

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

4. Discontinued Operations

(a) In January 2007, the Company sold certain assets and liabilities constituting its financial services IT solutions business (“FIS”), which has been grouped under the Company’s Lenovo-AsiaInfo reportable segment, to Fidelity Information Systems (“Fidelity”), a major U.S.-based provider of IT services and information products to financial institutions, for a maximum cash consideration valued at $3,581 (RMB25,430) which was structured as follows: (1) $1,653 (RMB11,740) was received from Fidelity upon closing; (2) $413 (RMB2,934) escrow amount was transferred to an escrow agent by Fidelity upon closing; (3) $1,515 (RMB10,756) was to be paid subject to adjustment based upon an earn-out calculation and certain other contingencies.

On March 18, 2008, the Company received the $1,515 contingent payment from Fidelity and recognized the amount as gain on sales of discontinued operations. Costs related to the contingent payments, amounting to $209 (RMB1,483), were accrued accordingly.

(b) On December 1, 2010, the Company sold its IT security business through the disposition of Lenovo Security to the management team of its IT security business, including the executive officer Mr. Jian Qi. Under the terms of the agreement, the Company received approximately $15.0 million in cash in exchange for 100% of our economic interest in Lenovo Security and settlement of certain inter-company liabilities.

Major balance sheet items of Lenovo Security as of December 1, 2010 are as follows:

December 31, 2010
ASSETS
Cash and cash equivalents	$2,928
Accounts receivable	4,658
Other receivable	14,459
Inventories	4,593
LIABILITIES
Accounts payable	$2,862
Deferred revenue	5,421
Accrued employee benefits	2,489
Other payables	10,860

All of the above divestitures were made based on the Company’s strategy to focus on core telecommunications software solutions. The accompanying consolidated statements of operations reflect the above business components as discontinued operations. Results of the discontinued operations for each of the disposed components are summarized as follows:

	Lenovo Security			FIS
	2010	2009	2008	2010	2009	2008
Revenue of discontinued operations	$27,979	$35,583	$28,662	$—	$—	$—
Income loss from operations of discontinued operations	1,663	2,341	1,737	—	—	—
Gain/(loss) on sales of discontinued operations	(84)	—	—	—	—	1,306

Provisions for income taxes	521	368	447	—	—	326

Gain on discontinued operations	$1,058	$1,973	$1,290	$—	$—	$980

5. Short-term investments

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of December 31, 2010, the Company’s held-to-maturity securities consist of term deposits carried at cost of $10,570. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. The held-to-maturity securities consist of term deposits carried at cost of $13,716 as of December 31, 2009.

As of December 31, 2010 and 2009, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	December 31, 2010				December 31, 2009
	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value	Cost	Gross unrealized gains	Gross unrealized (losses)	Fair value
Bond funds	$17,334	$2,853	$—	$20,187	$16,812	$1,334	$—	$18,146
Balanced funds(1)	2,733	588	—	3,321	1,465	118	—	1,583
Stock funds	5,995	1,949	—	7,944	5,815	1,895	—	7,710
Corporate stocks	215	15	—	230	215	20	—	235

Total	$26,277	$5,405	$—	$31,682	$24,307	$3,367	$—	$27,674

(1)	Cost is net of $281 and nil impairment loss as of December 31, 2010 and 2009, respectively, which represent the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary based on various factors such as poor performance of that investment.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of December 31, 2010. The Company’s Level 3 investments primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed during the several days period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of December 31, 2010 and 2009 were as follows:

	As of December 31, 2010				As of December 31, 2009
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$20,187	$—	$—	$20,187	$18,146	$—	$—	$18,146
Balanced funds	—	—	3,321	3,321	—	—	1,583	1,583
Stock funds	—	—	7,944	7,944	—	—	7,710	7,710
Corporate stocks	230	—	—	230	235	—	—	235

Total	$20,417	$—	$11,265	$31,682	$18,381	$—	$9,293	$27,674

The following table presents changes in Level 3 stock funds measured on a recurring basis for the twelve-month period ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Beginning balance	$9,293	$5,817
Purchases	2,920	1,465
Redemption	(1,465)	—
Realized gain	(472)	—
Unrealized gain	619	2,013
Impairment loss recognized	(281)	—
Exchange difference	651	(2)

Ending balance	$11,265	$9,293

The following table provides additional information on the realized gains of the Company as of December 31, 2010 and 2009. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

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

The components of accounts receivable as of December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010			2009
	IBM Type Arrangement	Non-IBM Type Arrangement	Total	IBM Type Arrangement	Non-IBM Type Arrangement	Total
Billed accounts receivable	$24,561	$71,355	$95,916	$21,985	$36,064	$58,049
Unbilled accounts receivable	48,738	115,859	164,597	35,700	37,212	72,912
Bank acceptance drafts	—	—	—	—	15	15
Commercial acceptance drafts	—	339	339	—	1,289	1,289
Less: accounts receivable allowance	(256)	(2,258)	(2,514)	—	(2,619)	(2,619)

Total accounts receivable, net	$73,043	$185,295	$258,338	$57,685	$71,961	$129,646

7. Inventories

The components of inventories as of December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
Raw materials	$—	$806
Finished goods	9,902	8,729

Total	$9,902	$9,535

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

(c) On November 30, 2010, the Company acquired 3,562,500 Series A-1 Preferred Shares of Santen Corporation (“Santen”), for a total cash consideration of $950 for 9.5% of Santen’s issued and outstanding voting share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of Santen, the Company uses the cost method of accounting to record its investment in Santen.

Santen is a Cayman Islands company, which, through its subsidiaries in China, provides a form of value-added telecommunication services, to telecommunications carriers in China. The Company believes that the transaction furthers its ongoing strategy of expanding its market leading telecommunications software solutions business in China

9. Property and Equipment, Net

	Years Ended December 31,
	2010	2009
Furniture, fixtures and electronic equipment	$12,472	$9,621
Motor vehicles	1,312	796
Leasehold improvements	2,012	2,714
Software	2,212	2,351
Building	571	—

	18,579	15,482
Less: Accumulated depreciation and amortization	(12,618)	(12,493)

Property and equipment, net	$5,961	$2,989

10. Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 were as follows:

	As of December 31,
	2010			2009
	Telecom Solutions Business	Security- Business	Total	Telecom Solutions Business	Security- Business	Total
Gross amount:
Beginning balance	$46,183	$21,395	$67,578	$44,566	$21,394	$65,960
Goodwill recognized in acquisition	413,189	—	413,189	1,530	—	1,530
Disposal	—	(21,395)	(21,395)	—	—	—
Exchange differences	242	—	242	87	1	88

Ending balance	459,614	—	459,614	46,183	21,395	67,578

Accumulated impairment loss:
Beginning balance	(26,461)	(18,855)	(45,316)	(26,380)	(18,855)	(45,235)
Disposal	—	18,855	18,855
Charge for the year	—	—	—	—	—	—
Exchange differences	(14)	—	(14)	(81)	—	(81)

Ending balance	(26,475)	—	(26,475)	(26,461)	(18,855)	(45,316)

Goodwill, net	$433,139	$—	$433,139	$19,722	$2,540	$22,262

The Company performs its annual goodwill impairment tests on October 1 of each year. Based on the impairment tests performed, no impairment charges were recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Acquired Intangible Assets, Net

	Years Ended December 31,
	2010					2009
	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technology	$45,931	$(5,964)	$—	—	$39,967	$2,331	$(2,321)	$—	$10
Trade name	21,041	(882)	(4)	—	20,155	341	(309)	—	32
Contract backlog	12,474	(7,342)	—	12	5,144	2,451	(2,463)	12	—
Customer list	131	(143)	—	12	—	131	(119)	12	24
Customer relationship	117,758	(8,272)	(3)	300	109,783	2,739	(1,901)	280	1,118
Distribution network	870	(870)	—	—	—	870	(870)	—
Software	1,758	(1,753)	(37)	160	128	1,758	(1,457)	154	455
Non-compete agreement	1,437	(373)	(188)	24	900	446	(188)	23	281
Corporate business agency agreement	2,037	(657)	—	2	1,382	2,037	(139)	—	1,898
Existing technology	38,328	(6,333)	—	—	31,995	—	—	—	—
“IPR&D” assets	172	—	—	—	172	—	—	—	—

	$241,937	$(32,589)	$(232)	$510	$209,626	$13,104	$(9,767)	$481	$3,818

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of December 31, 2010 are expected to be as follows:

2011	$46,575
2012	41,433
2013	32,545
2014	23,445
2015 and thereafter	65,456

$209,454

The Company recognized no impairment loss on intangible assets with definite lives in 2010, 2009 and 2008.

12. Prepaid land use right

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of December 31, 2010, the Company had paid approximately $10,000, after an exchange rate difference adjustment of $301, pursuant to the agreement with ZSPD. The Company has recorded the $10,000 as a prepaid land use right on its consolidated balance sheets as of December 31, 2010. The Company expects to report land use rights at cost less accumulated amortization and to amortize the cost of the land use rights on a straight-line basis over the term of the land use rights to be authorized, which is expected to be 50 years.

13. Credit Facilities

As of December 31, 2010, the Company had total short-term credit facilities for working capital purposes totalling $95,968, expiring in December 2011. The credit facilities were secured by bank deposits of $10,293 as of December 31, 2010. Credit facilities of $13,356 were pledged as security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2010, unused short-term credit facilities were $82,612. In addition, the Company had standby letters of credit and bank acceptance drafts as of December 31, 2010, which were collateralized by bank deposits of $3,650. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totalled $13,943 as of December 31, 2010 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2009, the Company had total short-term credit facilities totalling $31,968, which expired in December 2010 and were secured by bank deposits of $5,000.

14. Accounts payable

Accounts payable included bank acceptance drafts payable of $2,813 and $1,932 and commercial acceptances payable of nil and $426 as of December 31, 2010 and 2009, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance. As of December 31, 2010, the Company’s accounts payable balance related to the IBM-Type Arrangement was approximately $75,278, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

15. Other Taxes Payable

	Years Ended December 31,
	2010	2009
Individual income taxes withheld	$4,856	$2,516
Business taxes payable	6,798	5,158
Others	24	(54)

	$11,678	$7,620

16. Income Taxes

The components of income before provisions for income taxes and discontinued operations are as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$(13,892)	$(10,236)	$(3,078)
Foreign	77,195	48,586	23,429

	$63,303	$38,350	$20,351

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provisions for income tax expense (benefit) from continuing operations consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current
United States:
Federal	$(84)	$(838)	$2,098
State	1	(66)	92
Foreign	23,109	4,903	3,434

Total current income tax expense	23,026	3,999	5,624
Deferred
United States:
Federal	—	1,107	(552)
State	—	75	(19)
Foreign	(13,466)	(288)	(1,207)

Total deferred income tax expense (benefit)	(13,466)	894	(1,778)

Total provisions for income taxes	$9,560	$4,893	$3,846

The components of deferred income tax assets and liabilities were as follows:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Allowances and reserves	$12,360	$3,613
Depreciation and amortization	895	1,114
Net operating loss and credits carry forwards	12,220	4,765
Acquired intangibles	971	1,315

Total gross deferred tax assets	26,446	10,807
Valuation allowance	(13,532)	(6,409)

Total net deferred tax assets	12,914	4,398
Deferred tax liabilities:
Amortization of acquired intangibles	(51,462)	—
Unrealized gain on short-term investments	(1,098)	(609)

Total net deferred tax assets	$(39,646)	$3,789

	Years Ended December 31,
	2010	2009
Current deferred tax assets	$13,781	$2,968
Non-current deferred tax assets	2,066	2,161
Current deferred tax liabilities	(3,657)	(1,340)
Non-current deferred tax liabilities	(51,836)	—
Total net deferred tax assets	$(39,646)	$3,789

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2010, operating loss carry forwards amounted to $17,078 and $5,505 for U.S. federal and California state income tax purposes, which will begin to expire in 2023 and 2014, respectively. A valuation allowance of $13,532 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized. The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to FASB ASC 718 (formerly known as SFAS 123(R)). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 31, 2010 were $5,415 and $754 for both federal and state tax purposes.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that enjoy tax holidays or preferred tax treatment, as discussed below.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008. Prior to December 31, 2008, certain of the Company’s PRC entities applied for High-and-New-Tech Enterprise (“HNTE”) status that would allow them to be subject to income tax at a reduced rate 15% based on the EIT Law. The official HNTE certificates have been issued in December 2008 and are valid for AsiaInfo-Linkage Technologies, AsiaInfo-Linkage Technologies (Chengdu) and Linkage Nanjing till the end of 2010. Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to the PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

AsiaInfo-Linkage Technologies and Linkage Nanjing were approved as a Key Software Enterprise, and were eligible for a further reduced tax rate of 10% for 2008 and 2009. Both companies applied for Key Software Enterprise status for 2010, which were under review by the relevant governmental authorities as of the end of year 2010.

Under applicable accounting principles, a deferred tax liability should be recorded for taxable temporary differences attributable to the excess of financial reporting basis over tax basis in a domestic subsidiary. However, recognition is not required in situations where the tax law provides a means by which the reported amount of that investment can be recovered tax-free and the enterprise expects that it will ultimately use that means. The Company has not recorded any such deferred tax liability attributable to the undistributed earnings of our financial interest in the VIE affiliates because the Company believes such excess earnings can be distributed in a manner that would not be subject to tax.

The Company is also subject to U.S. income taxes on revenues generated in the United States, including revenues from its limited hardware procurement activities and interest income earned in the United States.

Undistributed foreign earnings amounted to approximately $106,240 as of December 31, 2010. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits), if any.

Reconciliation between the provision for income taxes computed by applying the US federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	2010	2009	2008
US Federal Rate	35%	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)%	(32)%	(38)%
Subpart F income inclusion	3%	—	4%
Non-deductible meals and entertainment expenses	2%	1%	2%
Stock based compensation	2%	5%	(1)%
PRC super R&D deduction	(2)%	(2)%	(1)%
Change in valuation allowance	1%	4%	2%
Qualified Electing Fund income	—	1%	8%
Change in tax rates	2%	1%	8%

	15%	13%	19%

During the years ended December 31, 2010, 2009 and 2008, if the Company’s subsidiaries and VIEs in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, the income tax expense and earnings per share amounts would be as follows:

	Years ended December 31,
	2010	2009	2008
Changes in income tax expense	$1,089	$3,102	$940
Net income per ordinary share-basic	1.02	0.78	0.43
Net income per ordinary share-diluted	1.01	0.76	0.42

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2010	2009	2008
Beginning balance	3,052	1,326	834
Additions based on tax position related to the prior year	139	760	104
Additions based on tax positions related to the current year	1,679	966	388

Ending balance	4,870	3,052	1,326

Included in the balance of unrecognized tax benefits as of December 31, 2010, are tax benefits of $4,870 that, if recognized, would affect the effective tax rate and none would affect deferred tax assets. The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes. Additional interest and penalties of $111 were recognized as of December 31, 2010.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There is one ongoing examination by the Hong Kong taxing authority at this time. The Company believes that it has not taken any aggressive filing positions in its Hong Kong tax filings and it is expected that it will not be subject to additional tax liabilities or penalties. There are no ongoing examinations by other taxing authorities at this time. The Company’s tax years starting from 2002 to 2010 remain open in various tax jurisdictions. The Company does not anticipate any significant changes of its uncertain tax positions within the next 12 months.

17. Net income per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Years Ended December 31,
	2010	2009	2008
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$55,153	$33,886	$16,520
Income from discontinued operations, net of taxes	1,058	1,973	2,270

Net income	$56,211	$35,859	$18,790

Shares (denominator):
Weighted average common stock outstanding
Basic	61,036,299	45,182,831	44,828,915
Dilutive effect of employee stock options and restricted stock units	746,411	1,203,447	1,846,779

Diluted	61,782,710	46,386,278	46,675,694

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.90	$0.75	$0.37

Diluted	$0.89	$0.73	$0.35

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.02	$0.04	$0.05

Diluted	$0.02	$0.04	$0.05

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.92	$0.79	$0.42

Diluted	$0.91	$0.77	$0.40

The Company had nil, 258,000 and 667,815 common stock options outstanding in 2010, 2009 and 2008, respectively, which could have potentially diluted EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

18. Commitments and Contingencies

Operating Leases—As of December 31, 2010, the Company had commitments under certain non-cancellable operating leases through 2011 to 2015 that require annual minimum rentals as follows:

2011	$4,340
2012	3,171
2013	204
2014	56
2015	2

$7,773

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $6,021, $3,794 and $3,187 for the years ended December 31, 2010, 2009 and 2008, respectively.

Letters of Credit—As of December 31, 2010, the Company had outstanding standby letters of credit to customers of $8,393.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
Balance at beginning of year	$266	$418
Current year provision	23	38
Payments	—	(1)
Expired warranty	(253)	(189)
Foreign exchange difference	8	—

Balance at end of year	$44	$266

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

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. On October 9, 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO on March 3, 2000, through at least March 2, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. In July 2008, the Company filed a joint motion to dismiss, with several other issuers who are also named as nominal defendants in the action. In March 2009, the court granted the issuer defendants’ joint motion to dismiss without prejudice on the grounds that the plaintiff failed to make an adequate demand to the Company prior to filing her complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. Oral arguments with respect to these appeals occurred in early October 2010.

In December 2010, the Ninth Circuit Court of Appeals affirmed decision to dismiss the case on the grounds that the plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them dismissing the case with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In January 2011, the Ninth Circuit stayed the issuance of its mandate for ninety days pending the filing of an appeal to the United States Supreme Court.

The Company intends to continue to defend vigorously the two litigation matters described above. While the Company cannot guarantee the outcome of these proceedings, the Company does not believe that the final results of these lawsuits will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19. Employee Retirement Benefits

The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 12% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of the employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2010, 2009 and 2008 were $10,036, $5,500 and $4,014, respectively.

In addition, the Company is required by law to contribute approximately 16.5% to 24.8% of base salaries of its PRC employees for staff welfare, housing, medical and education benefits, representing an expense of $14,079, $8,462 and $5,755 in 2010, 2009 and 2008, respectively.

20. Distribution of Profits

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were nil, $5,094 and $3,338 in 2010, 2009 and 2008, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIE. As of December 31, 2010, the aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIE in the Company not available for distribution was $89,694. As a result, the restricted net assets held by the Company’s consolidated subsidiaries is lower than 25% of the consolidated net assets as of December 31, 2010.

21. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2010 and 2009, 0.1% and 5% of short-term investments were placed with financial institutions in the US, respectively.

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

	Year Ended December 31,
	2010		2009		2008
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$210,396	61.3%	$149,032	69.7%	$104,977	71.5%
China Telecom	51,088	14.9	19,565	9.2	11,871	8.1
China Unicom	76,334	22.2	44,543	20.8	15,906	10.8
China Netcom*	—	—	—	—	13,854	9.4

Total	$337,818	98.4%	$213,140	99.7%	$146,608	99.8%

*	On October 15, 2008, China Netcom merged with China Unicom.

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2010 and 2009 were as follows:

	Percentage of accounts receivable as of December 31,
	2010	2009
China Mobile	55%	71%
China Unicom	23%	16%
China Telecom	20%	9%

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$2,619	$2,605	$2,427
Provision for bad debts	709	442	452
Write-offs and other	(814)	(428)	(274)

Balance at end of the year	$2,514	$2,619	$2,605

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

22. Stock-based compensation plan

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

The vesting periods of the options under the Option Plans are determined based on individual stock option agreements. Options granted prior to 1998 generally vested and became exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods were generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan and were generally over four years cliffs at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% from the date of grant for the 2002 Plan.

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

Year Ended December 31, 2005
Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	—

Activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2008	3,968,020	$8.83
Granted	—	—
Forfeited	(25,317)	14.85
Exercised	(585,951)	6.75

Outstanding, December 31, 2008	3,356,752	9.14

Granted	—	—
Forfeited	(32,750)	5.37
Exercised	(2,259,397)	8.08

Outstanding, December 31, 2009	1,064,605	11.51

Granted	—	—
Forfeited	(45,540)	28.00
Exercised	(498,141)	16.04

Outstanding, December 31, 2010	520,924	$5.74	5,645

Vested and expected to vest, December 31, 2010	520,924	5.74	5,645
Exercisable, December 31, 2010	520,924	5.74	5,645

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $16.57 of the Company’s common stock on December 31, 2010.

Total intrinsic value of options exercised for each of the three years ended December 31, 2010, 2009 and 2008 was $3,434, $26,107 and $3,615, respectively.

As of December 31, 2010, there was no unrecognized share-based compensation cost relating to share options.

Additional information on options outstanding as of December 31, 2010 is as follows:

	Options Outstanding as of December 31, 2010			Options Exercisable as of December 31, 2010
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.35-$5.70	374,234	2.70	$4.57	374,234	$4.57
$6.51-$7.07	44,535	2.74	7.07	44,535	7.07
$7.88-$9.63	101,055	0.26	9.38	101,055	9.38
$10.00-$14.56	1,100	1.06	14.56	1,100	14.56

Total	520,924	2.22	$5.74	520,924	$5.74

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

As of December 31, 2010, the activity of RSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted share units unvested at January 1, 2008	257,074	$4.29
Granted	28,000	10.55
Vested	(122,137)	4.26
Forfeited	(15,125)	5.02

Restricted share units unvested at December 31, 2008	147,812	5.42

Granted	86,500	11.48
Vested	(124,300)	4.58
Forfeited	(8,212)	9.54

Restricted share units unvested at December 31, 2009	101,800	11.26

Granted	139,285	24.38
Vested	(27,859)	10.83
Forfeited	(34,876)	13.04

Restricted share units unvested at December 31, 2010	178,350	$21.22

Total intrinsic values of RSUs vested for the three years ended December 31, 2010, 2009 and 2008 were $708, $3,544 and $1,386, respectively.

As of December 31, 2010, there was $2,913 unrecognized share-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 1.49 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

2005 Stock Incentive Plan – Performance-based Restricted Share Units (PSUs)

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

Fair values of PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated with a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Weighted average risk-free rate of return	4.7%
Weighted average expected life	1.49 years
Weighted average volatility rate	45%
Weighted average dividend yield	—

The activity of performance based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2008	1,099,340	$5.05
Granted	—	—
Vested	(439,529)	5.06
Forfeited	(32,900)	4.99

PSUs unvested at December 31, 2008	626,911	5.05

Granted	—	—
Vested	(472,089)	5.05
Forfeited	(154,822)	5.05

PSUs unvested at December 31, 2009	—	$—

The activity of market based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2008	549,930	$2.42
Granted	—	—
Vested	(292,350)	2.66
Forfeited	(16,450)	2.33

PSUs unvested at December 31, 2008	241,130	2.14

Granted	—	—
Vested	(239,880)	2.14
Forfeited	(1,250)	2.14

PSUs unvested at December 31, 2009	—	$—

Total intrinsic value of PSUs vested for the years ended December 31, 2010 and 2009 was nil and $12,167, respectively.

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

As of December 31, 2010, 1,689,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

The activity of performance based PSUs under the 2008 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	—	$—
Granted	1,669,400	13.17
Vested	(553,985)	13.17
Forfeited	(34,002)	13.10

Performance-based restricted stock units unvested at December 31, 2009	1,081,413	$13.17

Granted	20,000	20.63
Vested	(538,344)	13.31
Forfeited	(75,981)	13.10

Performance-based restricted stock units unvested at December 31, 2010	487,088	$13.33

Total intrinsic value of PSUs vested for the years ended December 31, 2010, 2009 and 2008 was $10,621, $11,063 and nil, respectively.

As of December 31, 2010, there was $4,871 unrecognized share-based compensation cost related to PSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.75 years. To the extent the actual forfeiture rate is different from original estimate; actual share-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs are as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$1,984	$2,969	$682
Sales and marketing	2,107	2,955	1,258
General and administrative	2,774	3,159	1,048
Research and development	1,134	1,582	574

Total stock-based compensation expense	$7,999	$10,665	$3,562

The total income tax benefit recognized in the income statement for share-based compensation arrangements was nil for 2010, nil for 2009, and $200 for 2008.

23. Stock Repurchase Program

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

No repurchases occurred in 2009 and 2010.

24. Related Party Transactions

The Company entered into consulting agreements with Mr. Tom Manning, one of its directors, in January 2009 and February 2009, pursuant to which Mr. Manning agreed to provide certain management and consulting services to the Company. As of December 31, 2010, the Company paid approximately $443 to Mr. Manning pursuant to the agreements. Mr. Manning did not provide any management and consulting services to the Company and the Company did not pay any service fees to Mr. Manning pursuant to the agreements in the year 2010.

25. Noncontrolling interest

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

26. Redeemable noncontrolling interest

(a) In October 2009, the Company formed AsiaInfo International Pte Ltd (“AIP”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”), in Singapore. AIP has total issued and paid-up share capital of $4,000. The Company contributed $2,800 to AIP in cash, which represents 70% of AIP’s share capital. AGI contributed $1,200 to the AIP in cash, which represents 30% of AIP’s share capital. AIP serves as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree. The Company has consolidated AIP since its incorporation.

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

(b) In May 2010, the Company, through a subsidiary of the Company, consummated the acquisition of 80% equity interest of Hangzhou Zhongbo for an aggregate purchase price of $7,068 in cash. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the year 2010, the amounts charged to the net income attributable to noncontrolling interests were $558, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2009	$1,122
Incorporation of new subsidiaries	1,354
Net loss	(558)
Adjustment to redemption value	—

Balance at December 31, 2010	$1,918

27. Segment Information

Our operations are currently organized into three business units by three major customers, the three telecommunication carriers in China. In accordance with FASB guidance, each of these three business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The three operating segments are aggregated into one reportable segment because they meet the aggregation criteria of FASB that have same economic characteristics.

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

28. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2010, 2009 and 2008 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2010
Total revenues	$114,380	$110,462	$59,298	$59,243
Total cost of revenues	62,596	63,220	24,858	23,127
Gross profit	51,784	47,242	34,440	36,116
Total operating expenses	35,700	29,784	20,142	23,849
Income from continuing operations	14,722	14,862	13,282	10,877
Income from discontinued operations, net of taxes	557	1,267	189	(955)
Net loss attributable to noncontrolling interest	(226)	(326)	(435)	(423)
Net income attributable to AsiaInfo-Linkage, Inc.	15,505	16,455	13,906	10,345
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.20	$0.20	$0.29	$0.24
Diluted	$0.20	$0.20	$0.29	$0.23
Net income per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.01	$0.02	$—	$(0.02)
Diluted	$0.01	$0.02	$—	$(0.02)
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.21	$0.22	$0.29	$0.22
Diluted	$0.21	$0.22	$0.29	$0.21
Year Ended December 31, 2009
Total revenues	$61,349	$52,556	$52,698	$47,153
Total cost of revenues	27,533	24,424	26,953	21,540
Gross profit	33,816	28,132	25,745	25,613
Total operating expenses	22,015	19,267	19,086	18,155
Income from continuing operations	11,241	7,955	7,414	6,847
Income from discontinued operations, net of taxes	2,123	1,123	(211)	(1,062)
Net loss attributable to noncontrolling interest	(435)	13	(2)	(5)
Net income attributable to AsiaInfo-Linkage, Inc.	13,799	9,065	7,205	5,790
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.25	$0.18	$0.16	$0.15
Diluted	$0.25	$0.17	$0.16	$0.15
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.04	$0.02	$—	$(0.02)
Diluted	$0.04	$0.02	$—	$(0.02)
Net income per share attributable to AsiaInfo-Linkage, Inc
Basic	$0.29	$0.20	$0.16	$0.13
Diluted	$0.29	$0.19	$0.16	$0.13
Year Ended December 31, 2008
Total revenues	$41,763	$36,288	$36,751	$32,079
Total cost of revenues	20,089	18,150	20,358	16,062
Gross profit	21,674	18,138	16,393	16,017
Total operating expenses	15,901	13,540	12,635	12,591
Income from continuing operations	724	5,579	5,367	4,835
Income from discontinued operations, net of taxes	1,476	516	(146)	424
Net loss attributable to noncontrolling interest	(11)	(4)	—	—
Net income attributable to AsiaInfo-Linkage, Inc	2,211	6,099	5,221	5,259
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.02	$0.12	$0.12	$0.11
Diluted	$0.02	$0.12	$0.11	$0.10
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.03	$0.01	$—	$0.01
Diluted	$0.03	$0.01	$—	$0.01
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.05	$0.13	$0.12	$0.12
Diluted	$0.05	$0.13	$0.11	$0.11

29. Subsequent Event

The Company evaluated events occurring after December 31, 2010 until the date the consolidated financial statements were issued.

(a) On February 23, 2011, the relevant PRC governmental authorities announced that AsiaInfo-Linkage Technologies and Linkage Nanjing were granted the Key Software Enterprise status for the year 2010. Consequently, the Company expects to recognize a tax benefit of approximately $5,000 in 2011.

(b) On January 30, 2011, the Board of Directors of the Company authorized a new stock repurchase program, under which the Company may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. Any common stock repurchased by the Company will become part of its treasury stock.

(c) The Board of Directors of the Company approved to adopt the 2011 Stock Incentive Plan (the “2011 Plan”) on February 19, 2011, which is subject to approval of the Company’s stockholders. The 2011 Plan is intended to better align the interests of participants in the 2011 Plan with the Company’s stockholders and to promote the Company’s long-term growth and profitability by providing the Company with the tools to remain competitive in attracting and retaining employees, directors, officers, consultants, advisors and independent contractors. Under the 2011 Plan, the Company may grant participants restricted stock awards, performance stock awards, stock options, or other types of equity incentives which represents up to 7,501,752 shares of the common stock of the Company.