Form 10-Q
period 2011-03-31
ASIAINFO-LINKAGE, INC
filed 2011-05-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 6, 2011 was 73,435,724.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Software products and solutions	$101,384	$53,755
Service	6,877	3,834
Third-party hardware	6,220	1,654

Total revenues	114,481	59,243

Cost of revenues:
Software products and solutions	52,569	19,645
Service	3,757	1,911
Third-party hardware	5,909	1,571

Total cost of revenues	62,235	23,127

Gross profit	52,246	36,116

Operating expenses:
Sales and marketing	19,255	7,614
General and administrative	8,014	8,647
Research and development	9,969	7,588

Total operating expenses	37,238	23,849

Income from operations	15,008	12,267

Other income, net
Interest income	1,418	661
Dividend income	4	4
Gain from sales of short-term investments	199	—
Other expenses, net	(115)	—

Total other income, net	1,506	665

Income before provision for income taxes and discontinued operations	16,514	12,932

Provision for income taxes	(995)	2,055

Income from continuing operations	17,509	10,877

Discontinued operations:
Loss from operations of discontinued operations	—	(1,221)
Provision for income taxes	—	266

Loss from discontinued operations, net of taxes	—	(955)

Net income	17,509	9,922

Less: Net loss attributable to noncontrolling interest	(331)	(423)

Net income attributable to AsiaInfo-Linkage, Inc.	$17,840	$10,345

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.24	$0.24

Diluted	$0.24	$0.23

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$—	$(0.02)

Diluted	$—	$(0.02)

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.24	$0.22

Diluted	$0.24	$0.21

Weighted average shares used in computation:
Basic	74,992,768	47,227,325

Diluted	75,581,628	48,202,285

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$249,229	$237,844
Restricted cash	14,268	13,943
Short-term investments – held-to-maturity securities	14,490	10,570
Short-term investments – available-for-sale securities	32,799	31,682
Accounts receivable (net of allowances of $3,645 and $2,514 as of March 31, 2011 and December 31, 2010, respectively)	302,806	258,338
Inventories, net	8,351	9,902
Other receivables	5,189	5,934
Deferred income tax assets – current	13,828	13,781
Prepaid expenses and other current assets	8,242	4,774

Total current assets	649,202	586,768

Long-term investments	5,646	5,646
Property and equipment, net	6,086	5,961
Other acquired intangible assets, net	196,716	209,626
Deferred income tax assets – non-current	2,067	2,066
Goodwill	433,215	433,139
Prepaid land use right	10,101	10,000

Total assets	$1,303,033	$1,253,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$121,584	$89,867
Accrued expenses	24,575	25,391
Deferred revenue	21,124	27,963
Accrued employee benefits	76,978	72,309
Other payables	7,183	6,608
Income taxes payable	16,108	18,457
Other taxes payable	17,363	11,678
Deferred income tax liabilities	3,695	3,657

Total current liabilities	288,610	255,930

Unrecognized tax benefits	3,791	4,870
Deferred income tax liabilities–non-current	51,836	51,836
Other long-term liabilities	274	274

Total liabilities	344,511	312,910

Redeemable noncontrolling interest	1,721	1,918
Equity:
AsiaInfo-Linkage, Inc. equity
Common stock (100,000,000 shares authorized; $0.01 par value; 78,083,368 shares and 77,933,404 shares issued as of March 31, 2011 and December 31, 2010, respectively; 74,834,468 shares and 74,933,404 shares outstanding as of March 31, 2011 and December 31, 2010, respectively)	781	779
Additional paid-in capital	842,922	840,328
Treasury stock, at cost (3,248,900 shares and 3,000,000 shares as of March 31, 2011 and December 31, 2010, respectively)	(32,705)	(27,749)
Retained earnings	89,916	72,076
Statutory reserve	21,640	21,640
Accumulated other comprehensive income	33,871	30,794

Total AsiaInfo-Linkage, Inc. stockholders’ equity	956,425	937,868

Noncontrolling interest	376	510

Total equity	956,801	938,378

Total liabilities, redeemable noncontrolling interest and equity	$1,303,033	$1,253,206

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,509	$9,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	690	417
Share-based compensation expense	1,897	1,971
Amortization of other acquired intangible assets	12,917	404
Gain on disposal of property and equipment	(56)	(4)
Gain from sales of available-for-sale securities	(199)	—
Provision for bad debt	1,111	1,939
Changes in operating assets and liabilities:
Accounts receivable	(45,579)	9,838
Inventories	1,551	(226)
Other receivables	752	2
Deferred income taxes	23	—
Prepaid expenses and other current assets	694	(757)
Prepaid land use right	—	(434)
Accounts payable	31,709	(12,807)
Accrued expenses	(816)	1,899
Deferred revenue	(6,839)	(10,315)
Accrued employee benefits	4,669	(142)
Other payables	484	(1,366)
Other taxes payable	1,523	1,735
Income taxes payable	(3,427)	1,871

Net cash provided by operating activities	18,613	3,947

Cash flows from investing activities:
Increase in restricted cash	(325)	(165)
Purchases of available-for-sale securities	(2,694)	(1,465)
Purchases of held-to-maturity securities	(9,886)	(5,859)
Proceeds from sale of available-for-sale securities	1,721	7,859
Proceeds from maturity of held to maturity securities	6,085	—
Purchases of property and equipment	(701)	(201)
Proceeds from disposal of property and equipment	12	4

Net cash (used in) provided by investing activities	(5,788)	173

Cash flows from financing activities:
Proceeds from exercise of stock options	699	3,520
Repurchase of common stock	(4,956)	—

Net cash (used in) provided by financing activities	(4,257)	3,520

Effect of exchange rate changes on cash and cash equivalents	2,817	35

Net increase in cash and cash equivalents	11,385	7,675

Cash and cash equivalents at beginning of period	237,844	238,553

Cash and cash equivalents at end of period	$249,229	$246,228

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock						Accumulated
	Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained earnings	Statutory Reserve	Other Comprehensive Income	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income (loss)	—	—	—	—	10,345	—	—	(423)	9,922	$9,922
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	93	93	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	51	—	51	51
Net unrealized gain on available-for-sale investments, net of tax effects of $ (194)	—	—	—	—	—	—	607	—	607	607

Comprehensive income										$10,580

Stock option exercises	183,479	2	3,518	—	—	—	—	—	3,520
Restricted stock unit vesting	17,622	—	—	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	201	—	—	—	—	—	201
Share-based compensation (performance-based restricted stock units)	—	—	1,770	—	—	—	—	—	1,770

Balance at March 31, 2010	47,316,922	$503	$250,327	$(27,749)	$25,544	$22,306	$20,870	$1,032	$292,833

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock						Accumulated
	Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained earnings	Statutory Reserve	Other Comprehensive Income	Noncontrolling Interest	Total Equity	Comprehensive Income
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$510	$938,378
Net income (loss)	—	—	—	—	17,840	—	—	(331)	17,509	$17,509
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	197	197	—
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	3,361	—	3,361	3,361
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $30	—	—	—	—	—	—	(169)	—	(169)	(169)
Net unrealized loss on available-for-sale investments, net of tax effects of $4	—	—	—	—	—	—	(115)	—	(115)	(115)

Comprehensive income										$20,586

Stock option exercises	114,874	1	698	—	—	—	—	—	699
Restricted stock units vesting	35,090	1	(1)	—	—	—	—	—	—
Share-based compensation (restricted stock units)	—	—	294	—	—	—	—	—	294
Share-based compensation (performance-based restricted stock units)	—	—	1,603	—	—	—	—	—	1,603
Repurchase of common stock	(248,900)	—	—	(4,956)	—	—	—	—	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$376	$956,801

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

On July 1, 2010, AsiaInfo Holdings, Inc. (“AsiaInfo”) completed its combination with IT software and solutions provider Linkage Technologies International Holdings Limited (“Linkage”) through the acquisition of 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited (“Linkage Technologies”) and was renamed “AsiaInfo-Linkage, Inc.” (“AsiaInfo-Linkage”). Starting in the third quarter of 2010, AsiaInfo-Linkage’s financial statements consolidated the operating results and financial position of Linkage and its consolidated subsidiaries.

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, its subsidiaries, and its variable interest entities (the “VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of March 31, 2011, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2011.

AsiaInfo-Linkage, Inc. uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

All the assets of the Company’s consolidated VIEs can be used to settle obligations of AsiaInfo-Linkage or its subsidiaries to settle obligations of these VIEs. As of March 31, 2011 and December 31, 2010, respectively, there was $2,384 and $2,876 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2010, except for the following additional accounting policies:

Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company has adopted this pronouncement except for the requirement to provide the Level 3 activities of purchases, sales, issuances and settlements on a gross basis. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In September 2009, the FASB issued an authoritative pronouncement to amend the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date, or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Affected entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The pronouncement modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The pronouncement is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption is not permitted. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial position or results of operations.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, other taxes payable, long-term investments in equity securities of unquoted companies and redeemable noncontrolling interest.

Short-term investments are classified as available-for-sale securities, held-to-maturity securities and trading securities, as discussed in Note 4.

The fair values of long-term investments are not readily determinable. Long-term investments are carried at cost.

The fair value of redeemable noncontrolling interest is not readily determinable. Redeemable noncontrolling interest is carried at higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	March 31, 2011	December 31, 2010
Cash	$118,030	$103,744
Cash equivalents:
Money market funds	115,090	119,001
Seven-day notice deposits	458	—
Others	15,651	15,099

Total cash and cash equivalents	$249,229	$237,844

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of March 31, 2011 and December 31, 2010, the Company’s held-to-maturity securities consist of term deposits carried at cost of $14,490 and $10,570, respectively. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of March 31, 2011 and December 31, 2010, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	March 31, 2011				December 31, 2010
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$17,510	$2,999	$—	$20,509	$17,334	$2,853	$—	$20,187
Balance funds	1,999	160	(16)	2,143	2,733	588	—	3,321
Stock funds	7,581	1,935	—	9,516	5,995	1,949	—	7,944
Corporate stocks	624	7	—	631	215	15	—	230

Total	$27,714	$5,101	$(16)	$32,799	$26,277	$5,405	$—	$31,682

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of March 31, 2011 and December 31, 2010. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$20,509	$—	$—	$20,509	$20,187	$—	$—	$20,187
Balance funds	—	—	2,143	2,143	—	—	3,321	3,321
Stock funds	—	—	9,516	9,516	—	—	7,944	7,944
Corporate stocks	631	—	—	631	230	—	—	230

Total	$21,140	$—	$11,659	$32,799	$20,417	$—	$11,265	$31,682

The following table presents changes in Level 3 investments measured on a recurring basis for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Beginning balance	$11,265	$9,293
Purchases	2,284	1,465
Redemption	(1,522)	—
Realized gain	(199)	—
Unrealized gain	(194)	53
Impairment loss recognized	—	—
Exchange difference	25	3

Ending balance	$11,659	$10,814

The following table provides additional information on the realized gains of the Company during the three-month periods ended March 31, 2011 and 2010 respectively. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended March 31,
	2011			2010
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,721	$1,522	$199	$—	$—	$—

Total	$1,721	$1,522	$199	$—	$—	$—

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM Type Arrangement”). The components of the Company’s accounts receivable as of March 31, 2011 and December 31, 2010, including amounts attributable to the IBM Type Arrangements, were as follows:

	March 31, 2011			December 31, 2010
	IBM Type Arrangements	Non-IBM Type Arrangements	Total	IBM Type Arrangements	Non-IBM Type Arrangements	Total
Billed accounts receivable	$38,263	$82,836	$121,099	$24,561	$71,355	$95,916
Unbilled accounts receivable	50,948	132,381	183,329	48,738	115,859	164,597
Bank acceptance drafts	—	119	119	—	—	—
Commercial acceptance drafts	—	1,904	1,904	—	339	339
Less: accounts receivable allowance	(367)	(3,278)	(3,645)	(256)	(2,258)	(2,514)

Total accounts receivable, net	$88,844	$213,962	$302,806	$73,043	$185,295	$258,338

6. INVENTORIES, NET

The components of inventories, net as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Finished goods	8,351	9,902

Total	$8,351	$9,902

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

8. GOODWILL

The changes in the carrying amount of goodwill during the three months ended March 31, 2011 were as follows:

March 31, 2011
Gross amount:
Beginning balance at January 1, 2011	$459,614
Exchange differences	81

Ending balance at March 31, 2011:	459,695

Accumulated impairment loss:
Beginning balance at January 1, 2011:	(26,475)
Exchange differences	(5)
Ending balance at March 31, 2011:	(26,480)

Goodwill, net	$433,215

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of other acquired intangible assets, net, as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(7,781)	$—	$38,150	$45,931	$(5,964)	$—	$—	$39,967
Trade names	21,037	(1,154)	—	19,883	21,041	(882)	(4)	—	20,155
Contract backlogs	12,474	(9,765)	12	2,721	12,474	(7,342)	—	12	5,144
Customer lists	131	(143)	12	—	131	(143)	—	12	—
Customer relationships	117,755	(13,252)	305	104,808	117,758	(8,272)	(3)	300	109,783
Distribution network	870	(870)	—	—	870	(870)	—	—	—
Software	1,721	(1,793)	161	89	1,758	(1,753)	(37)	160	128
Non-compete agreements	1,249	(428)	24	845	1,437	(373)	(188)	24	900
Corporate business agency agreement	2,037	(787)	3	1,253	2,037	(657)	—	2	1,382
Existing technology	38,396	(9,533)	—	28,863	38,328	(6,333)	—	—	31,995
In process research and development assets (IPR&D assets)	104	—	—	104	172	—	—	—	172

	$241,705	$(45,506)	$517	$196,716	$241,937	$(32,589)	$(232)	$510	$209,626

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of March 31, 2011 are expected to be as follows:

Nine-month period ended December 31, 2011	$33,685
2012	41,457
2013	32,568
2014	23,445
2015 and thereafter	65,457

$196,612

10. PREPAID LAND USE RIGHT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777. In connection with the agreement, the Company will be eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. As of March 31, 2011, the Company had paid approximately $10,101 after an exchange rate difference adjustment of $101 pursuant to the agreement with ZSPD, with the remaining amount payable in the remainder of 2011. The Company has recorded the $10,101 as a prepaid land use right on its consolidated balance sheets as of March 31, 2011. The Company expects to report land use rights at cost less accumulated amortization and to amortize the cost of the land use rights on a straight-line basis over the term of the land use rights to be amortized, which is expected to be 50 years.

11. COMPREHENSIVE INCOME

The components of comprehensive income during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$17,509	$9,922
Transfer to statements of operation of realized gain on available-for-sale investments net of tax effects of $30 and $nil for the three months ended March 31, 2011 and 2010, respectively	(169)	—
Net unrealized (loss) gain on available-for-sale investments, net of tax effects of $4 and $(194) for the three months ended March 31, 2011 and 2010, respectively	(115)	607
Transfer to income statement of other-than-temporary-impairment	—	—
Change in cumulative foreign currency translation adjustment	3,361	51

Comprehensive income	20,586	10,580

Comprehensive loss attributable to noncontrolling interest	(331)	(423)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$20,917	$11,003

12. CREDIT FACILITIES

As of March 31, 2011, the Company had short-term credit facilities for working capital purposes totaling $83,422 expiring in December 2011. As of March 31, 2011, the credit facilities were secured by bank deposits of $10,356 and credit facilities of $15,096 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of March 31, 2011, unused short-term credit facilities were $68,326. In addition, the Company had standby letters of credit and bank acceptance drafts as of March 31, 2011, which were collateralized by bank deposits of $3,912. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $14,268 as of March 31, 2011 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2010, the Company had total short-term credit facilities totaling $95,968, which will expire in December 2011 and were secured by bank deposits of $10,293.

13. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $2,736 and $2,813 and commercial acceptances payable of $nil and $nil as of March 31, 2011 and December 31, 2010, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of March 31, 2011 and December 31, 2010, the Company’s accounts payable balance related to the IBM Type Arrangements was approximately $105,652 and $75,278, respectively, under which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $1,946 and $2,643 for the three months ended March 31, 2011 and 2010, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three months Ended March 31,
	2011	2010
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(19)	(28)
Subpart F income inclusion and other dividend income	—	5
Decrease in valuation allowance	(1)	—
Share-based compensation	—	2
Tax effect due to reduced rate granted for 2010	(18)	—
Other permanent differences	(3)	1

	(6%)	15%

The tax rate for the first three months ended as of March 31, 2011 is lower than that of the same period of year 2010 mainly because the Company recognized the tax benefit of 2010 Key Software Enterprise upon receiving the Chinese government’s approval this quarter. Pursuant to the relevant rules, a company with Key Software Enterprise status could apply a reduced rate of 10%. Two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China) and Linkage-AsiaInfo Technologies (Nanjing), applied for this status for 2010 and received approvals this quarter thus tax benefit was recorded this quarter.

Aggregate undistributed earnings of approximately $167,215 at March 31, 2011 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding tax on dividend that would be payable upon the distribution of those amounts to AsiaInfo-Linkage, Inc. Additionally, the Chinese tax authorities have clarified that distributions to be made out of prior January 1, 2008 retained earnings would not be subject to the Chinese withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the three months ended March 31, 2011 were to be distributed or were determined to be no longer permanently reinvested.

Approximately $1,100 long-term unrecognized benefit was reclassified to current income tax payable due to a change in taxability for one of the PRC legal entities relating to certain tax exempted government refunds for a prior year. It is determined that this government refund is now taxable under the current tax enforcement of Chinese local tax authorities. This reclassification does not have a material impact to the effective tax rate for the quarter or the year.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. Other than the above states reclassification of a long term tax liability for unrecognized tax benefit to current tax payable, the Company did not change its position of recognizing uncertain tax benefit in the first three months ended March 31, 2011, and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2000 to 2010 remain open in these taxing jurisdictions.

16. SHARE-BASED COMPENSATION

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	520,924	$5.74	$5,645
Forfeited	(730)	9.25
Exercised	(133,864)	5.21

Outstanding, March 31, 2011	386,330	$5.91	$6,485

Vested and expected to vest, March 31, 2011	386,330	5.91	6,485
Exercisable, March 31, 2011	386,330	$5.91	$6,485

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $21.65 of the Company’s common stock on the last trading day (March 31, 2011).

The total intrinsic value of options exercised for each of the three months ended March 31, 2011 and 2010 was $1,630 and $1,099, respectively.

As of March 31, 2011, there was no unrecognized share-based compensation cost relating to share options.

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

RSUs as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2011	178,350	$21.22
Granted	2,800	20.35
Vested	(35,090)	21.68
Forfeited	(1,500)	26.07

Restricted stock units unvested at March 31, 2011	144,560	$21.05

The total intrinsic value of RSUs vested for each of the three months ended March 31, 2011 and 2010 was $663 and $500, respectively.

As of March 31, 2011, there was $2,637 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.61 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

As of March 31, 2011, 1,689,400 performance stock units (“PSUs”) were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2011	487,088	$13.33
Forfeited	(3,138)	13.10

Performance-based restricted stock units unvested at March 31, 2011	483,950	$13.33

Total intrinsic value of the PSUs granted under the 2008 Plan and vested in each of the three months ended March 31, 2011 and 2010 was $nil and $nil, respectively.

As of March 31, 2011, there was $3,227 in unrecognized share-based compensation cost related to the PSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months ended March 31, 2011 and 2010, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$479	$520
Sales and marketing	430	546
General and administrative	714	619
Research and development	274	286

Total share-based compensation expense	$1,897	$1,971

17. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended
	March 31,
	2011	2010
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$17,840	$11,300
Income from discontinued operations, net of taxes	—	(955)

Net income	$17,840	$10,345

Shares (denominator):
Weighted average common stock outstanding
Basic	74,992,768	47,227,325
Dilutive effect of employee stock options and restricted stock units	588,860	974,960

Diluted	75,581,628	48,202,285

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.24	$0.24

Diluted	$0.24	$0.23

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$—	$(0.02)

Diluted	$—	$(0.02)

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.24	$0.22

Diluted	$0.24	$0.21

As of March 31, 2011 and 2010, the Company had $78,381 and 5,000 common stock options outstanding, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

18. SEGMENT INFORMATION

The Company’s operations are currently organized into three business units by three major customers, the three telecommunication carriers in China. In accordance with FASB guidance, each of these three business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The three operating segments are aggregated into one reportable segment because they meet the aggregation criteria of FASB that have same economic characteristics.

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

19. COMMITMENTS AND CONTINGENCIES

Litigation–In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The suit seeks rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, have all been transferred to a single federal district judge for purposes of case management.

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. In July 2008, the Company together with several other issuers who are also named as nominal defendants in the action filed a joint motion to dismiss the action. In March 2009, the court granted the motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and briefing on the request is currently being provided to the U.S. Supreme Court.

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

No stock repurchased during year 2009 or 2010.

On January 30, 2011, the Company announced the authorization of a new stock repurchase program, under which the Company may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of March 31, 2011, the Company repurchased 248,900 shares of its common stock at a total cost of $4,956 pursuant to this repurchase program.

Any common stock repurchased by the Company will become part of its treasury stock.

21. NONCONTROLLING INTEREST

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

22. REDEEMABLE NONCONTROLLING INTEREST

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the first quarter of year 2011, the amounts charged to the net income attributable to noncontrolling interests were $197, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2010	$1,918
Net loss	(197)
Adjustment to redemption value	—

Balance at March 31, 2011	$1,721

23. SUBSEQUENT EVENTS

The Company evaluated events occurring after March 31, 2011 until the date the consolidated financial statements were issued.

At the annual meeting of the Company’s stockholders held on April 21, 2011 (the “Annual Meeting”), the Company’s stockholders approved and adopted the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides a means whereby employees, directors, officers, consultants, advisors and independent contractors of the Company may be granted restricted stock awards, performance stock awards, stock options, or other types of equity incentives. Subject to certain adjustments, the number of shares of Common Stock available for issuance under the 2011 Plan is 7,501,752 shares, plus any shares that are available for grant under the Company’s 2008 Stock Incentive Plan, or would again become available for grant under the Prior Plan, in accordance with its terms. The Compensation Committee of the Company’s Board of Directors is the plan administrator of the 2011 Plan and has discretion over whether and to whom awards will be granted as well as the terms and conditions of awards, including the vesting of restricted stock awards and the exercise price of any options granted under the 2011 Plan. The 2011 Plan does not have a fixed expiration date. However, no option shall be exercisable after the expiration of ten years from the grant date of the option and the term of an incentive stock option may not exceed ten years.

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

Overview

We are the leading provider of high-quality communications software solutions and IT related services in China. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$61,910	54%	$44,484	75%
China Telecom	22,144	19%	4,198	8%
China Unicom	28,788	25%	10,300	17%

Total	$112,842	98%	$58,982	100%

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, there have been a number of state-mandated restructurings in China’s telecommunications sector. Some of these restructurings have led to cancellation or delays in telecommunications-related capital expenditures that have negatively impacted our operating results. Other restructurings have caused our revenues to increase as carriers have increased spending on software and IT infrastructure designed to increase their competitiveness. Any future restructurings affecting our major telecommunications customers could have an adverse impact on our business.

Our telecom solutions business unit, encompassing our telecommunications business For financial reporting purposes, each of the business is further organized into three product lines:

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

On December 1, 2010, we entered into a Framework Agreement for Termination of Lenovo Security Control Structure with Messrs. Jian Qi and Kequan Liu, the management of Lenovo Security Technologies (Beijing), Inc., or Lenovo Security, and Lenovo-AsiaInfo-Linkage Technologies, Inc., one of our wholly owned subsidiaries, whereby we sold our IT security business through the disposition of Lenovo Security to the management team of the IT security business, including our former executive officer Mr. Jian Qi. Under the terms of the agreement, we received approximately $15.0 million in cash in exchange for 100% of our economic interest in Lenovo Security and settlement of certain inter-company liabilities. Since December 2010, we began reflecting the historical results of our IT security business as discontinued operations in our consolidated financial statements.

On January 30, 2011, we announced the authorization of a new stock repurchase program under which we may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60 million in aggregate value of our outstanding common stock. As of March 31, 2011, we had repurchased 248,900 shares of our common stock at a total cost of approximately $5.0 million pursuant to this repurchase program.

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

	Reconciliation of Net Revenues (non-GAAP) to Total Revenues (in thousands)
	Three Months Ended March 31,
	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$101,384	$53,755
Service revenue	6,877	3,834
Third-party hardware revenue net of hardware costs	311	83

Total revenues net of hardware costs	108,572	57,672
Total hardware costs	5,909	1,571

Total revenues	$114,481	$59,243

We believe total revenues net of hardware costs more accurately reflect our core business, which is the provision of software solutions and services. We also believe this measure provides transparency to our investors because it is the measure used by our management to evaluate the competitiveness and performance of our business. In addition, third-party hardware revenue tends to fluctuate from period to period depending on the requirements of our customers. As a result, a presentation that excludes hardware costs allows investors to better evaluate the performance of our core business and we report this presentation to our chief operating decision maker.

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct majority of our business through our Chinese subsidiaries and VIEs. Prior to the enactment of China’s current Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all Chinese resident enterprises are subject to a flat 25% income tax rate, unless they are eligible for certain preferential tax treatments.

Pursuant to the related tax legislation, a qualified High-and-New Technology Enterprise, or the HNTE, is eligible for a reduced EIT rate of 15%. The HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for additional three years through a simplified assessment if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process if it continues to renew its HNTE status. As of December 2008, we had received HNTE certification for AsiaInfo-Linkage Technologies (China), AsiaInfo-Linkage Technologies (Chengdu), and Linkage-AsiaInfo Technologies (Nanjing), which allows those companies to compute tax at a reduced 15% tax rate starting January 1, 2008. The three entities intend to file renewal applications with related authorities in 2011 and we believe they are likely to pass the renewal assessment and have their HNTE certificates renewed.

Both AsiaInfo-Linkage Technologies (China) and Linkage-AsiaInfo Technologies (Nanjing) were approved as Key Software Enterprise, or KSE, for 2010. Pursuant to the prevailing Chinese tax legislations, KSE’s income tax rate would have been further reduced from 15% to 10% for 2010. Related approvals, however, were not announced until early 2011. As such, both companies include related tax benefit as a discrete item in this quarter.

Sales of hardware procured in China are subject to 17% Value Added Tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include them in revenue reported in our financial statements. Companies that develop their own software and register the software with relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy is extended by a new tax circular issued in January 2011. The benefit of the VAT rebate is included in software revenue. Historically, the VAT refund received is not taxable for income tax purposes as long as the refund is used for research and development activities. However, according to a tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the refund would remain non-taxable when the refund is used for expenses or purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within a five-year period since it is received shall be added back to taxable income in the sixth year. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the VAT refund received as a non-taxable item for income tax purposes till the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax, or BT, at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Business taxes deducted from revenues during the three-month periods ended March 31, 2011 and 2010 were $3.1 million and $1.9 million, respectively. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and BT paid.

In January 2011, the State Council issued a new circular providing an exemption from business tax for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies stipulated by previous circulars, including extending the policy of VAT rebate on sales of self-developed software. However, the implementation guidance of this new circular has not yet been issued, causing Chinese tax authorities to delay their processing of VAT rebates in the first three months of 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the three-month period ended March 31, 2011.

As of March 31, 2011, approximately 88.2%, or $232.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 11.4%, or $30.2 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of March 31, 2011, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.5564, compared to the rate of US$1.00=RMB6.8263 as of March 31, 2010.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventories, short-term investments, long-term investments, long-lived assets, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We generated service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and for a few other hardware companies for certain products sold to our customers. We refer to each such arrangement as an “IBM-Type Arrangement.” The service fee under our IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customer, pays us, and (5) we do not have the right to select suppliers.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Interest and penalties on income taxes will be classified as a component of the provisions for income taxes.

AsiaInfo-Linkage Technologies (China), AsiaInfo-Linkage Technologies (Chengdu) and Linkage-AsiaInfo Technologies (Nanjing)’s HNTE certificates are subject to renewal in 2011. Given the current legislation in this regard and the three companies’ operations, we expect they will obtain renewals.

We adopted the statutory rate, i.e., 25%, as the applicable rate to calculate the deferred tax balance of Linkage-AsiaInfo Technologies (Nanjing) for the years after the expiration of its current HNTE certificate in 2011. If we successfully have such a certificate renewed by passing a number of tests, the applicable rate will be reduced to 15% for the next three years. It will cause a credit to the deferred tax balance and have a positive impact to our consolidated statement of operations.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on our consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the first quarter of 2011 and 2010.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized no impairment loss on long-term investment in the first quarter of 2011 and 2010. We recognize nil and a $0.3 million impairment loss on short-term investment in the first quarter of 2011 and 2010, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $114.5 million for the three-month period ended March 31, 2011, representing a 93.2% increase over the year ago period and a 0.1% increase sequentially. Our revenues for the first quarter of 2011 are not comparable to those of prior periods before July 1, 2010 due to the combination with Linkage and we are not able to separately present the portion of revenues in this quarter contributed by AsiaInfo’s historical business and Linkage’s historical business as a result of our full integration strategy. Software products and solutions revenue was $101.4 million for the three-month period ended March 31, 2011, representing an increase of 88.6% over the comparable period in 2010 and a 0.2% sequential increase. Service revenue was $6.9 million in the three-month period ended March 31, 2011, representing an increase of 79.4% over the comparable period in 2010 and a 15.5% sequential decrease. The sequential decrease of service revenue is primarily due to service revenue generated by IBM Type Arrangement decreased approximately $0.8 million compared with last quarter. Third-party hardware revenue for the three-month period ended March 31, 2011 was $6.2 million, representing a year-over-year increase of 276.1% and a sequential increase of 23.4%. During the first quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 98.6% of our total revenue.

Cost of revenues. Our cost of revenues was $62.2 million in the three-month period ended March 31, 2011, representing an increase of 169.1% over the comparable period in 2010. Cost of revenues in the first quarter of 2011 decreased 0.6% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily related to Linkage combination and in line with the change in total revenues for the period.

Gross profit. Our gross profit margin in the three-month period ended March 31, 2011 was 45.6%, compared to 61.0% in the same period in 2010 and 45.3% in the preceding quarter. The year-over-year decrease in gross margin was primarily due to the amortization of acquired intangible assets related to the Linkage combination.

Operating expenses. Our operating expenses in the first quarter of 2011 were $37.2 million, representing an increase of 56.1% over the comparable period in 2010 and 4.3% sequential increase. The year over year increase was primarily due to the Linkage merger and the amortization of acquired intangible assets related to Linkage.

Sales and marketing expenses were $19.3 million for the first quarter of 2011, representing an increase of 152.9% over the comparable period in 2010 and an 2.2% sequential increase.

General and administrative expenses were $8.0 million for the first quarter of 2011, representing an decrease of 7.3% over the comparable period in 2010 and a 28.0% sequential increase. The year-over-year decrease was primarily due to $3.5 million in non-recurring transaction expenses incurred in the first quarter of 2010 associated with the Linkage merger. The sequential increase was primarily due to a $1.1 million accounts receivable provision for one provincial contract accrued in the first quarter of 2011 as well as additional consulting and legal service fees.

Research and development, or R&D, expenses were $10.0 million for the first quarter of 2011, representing an increase of 31.4% over the comparable period in 2010 and a 6.0% sequential decrease. The slight sequential decrease in R&D expenses was primarily due to R&D personnel temporarily being assigned to support client services on specific projects.

Total other income, net. Total other income, including interest income, dividend income, and other income (expenses), net, in the first quarter of 2011 was $1.5 million, representing an increase of 126.5% over the comparable period in 2010 and an increase of 159.7% over the preceding quarter. The year-over-year and sequential increase was primarily due to higher yields from our bank deposits and short-term investments.

Net income. As a result of the foregoing, net income was $17.5 million for the first quarter of 2011, representing an increase of 76.5% over the comparable period in 2010 and an increase of 14.6% sequentially.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the first quarter of 2011 was $17.8 million, or $0.24 per basic share, compared to $10.3 million, or $0.22 per basic share, for the year-ago period, and $15.5 million, or $0.21 per basic share, for the previous quarter.

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

Our net cash provided by operating activities for the three-month period ended March 31, 2011 was $18.6 million. This was primarily attributable to our net income of $17.5 million, adjusted by net non-cash related expenses of $16.4 million and a net increase in the components of our working capital of $15.3 million.

Our accounts receivable balance as of March 31, 2011 was $303 million, consisting of $120 million in billed receivables and $183 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. The IBM Type Arrangements related accounts receivable balance as of March 31, 2011 was approximately $89 million. Our days sales outstanding as of March 31, 2011 was 159 days, as compared to last year’s 137 days. When calculating our days sales outstanding, we have adjusted for the net effect of the IBM Type Arrangements. The increase in days of sales outstanding from December 31, 2010 to March 31, 2011 was primarily attributable to the seasonality of the collection process. When calculating our days sales outstanding, we include both billed and unbilled accounts receivable and we use the net accounts receivable balance for the IBM Type Arrangements.

Our inventory position at the end of the first quarter of 2011 was approximately $8.4 million, as compared to $9.9 million as of December 31, 2010.

Our accounts payable balance as of March 31, 2011 was approximately $121.6 million, compared to $89.9 million as of December 31, 2010. As of March 31, 2011, our accounts payable balance related to the IBM Type Arrangements was approximately $105.7 million, under which we are contractually obligated to pay our vendor only when our customers pay us.

Our net cash used in investing activities for the three-month period ended March 31, 2011 was $5.8 million. This was primarily due to our purchase of $12.6 million in short-term investments, which was partially offset by the proceeds from sales of short-term investment for $7.8 million.

Our net cash used in financing activities for the three-month period ended March 31, 2011 was $4.3 million. This was primarily due to our repurchase of shares of our common stock pursuant to our share repurchase program.

As of March 31, 2011, we had cash and cash equivalents and restricted cash totaling $263.5 million and short-term investments totaling $47.3 million.

As of March 31, 2011, we had total short-term credit facilities of $83.4 million for working capital purposes, expiring in December 2011, which were secured by bank deposits of $10.4 million. As of March 31, 2011, unused short-term credit facilities were $68.3 million and used facilities totaled $15.1 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $3.9 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2011. Total bank deposits pledged as security for these credit facilities totaled $14.3 million as of March 31, 2011 and are presented as restricted cash in our consolidated balance sheets. During the three-month period ended March 31, 2011, the largest aggregate amount that we had used of our short-term credit facilities was $15.1 million.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

As of March 31, 2011, we had short-term credit facilities for working capital purposes totaling $83.4 million, expiring in December 2011, of which $15.1 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $68.3 million.

Newly Adopted Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We have adopted this pronouncement except for the requirement to provide the Level 3 activities of purchases, sales, issuances and settlements on a gross basis. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In September 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria from the existing pronouncement for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In September 2009, the FASB issued an authoritative pronouncement to amend the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement prospectively to new or materially modified arrangements after the pronouncement’s effective date, or retrospectively for all periods presented. Early application is permitted. However, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also retrospectively apply this pronouncement as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Affected entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The pronouncement modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The pronouncement is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early adoption is not permitted. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

In December 2010, the FASB issued an authoritative pronouncement on disclosure of supplementary pro forma information for business combinations. The objective of this guidance is to address diversity in practice regarding the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable t the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments will be effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2011. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of March 31, 2011, approximately 88.2%, or $232.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 11.4%, or $30.2 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.5564. If the exchange rate were to increase by 10% to US$1.00 = RMB7.2120, our net assets would potentially decrease by $36.4 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.9008, our net assets would potentially increase by $44.5 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs have been filed by the remaining objector groups, and those appeals remain pending. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and briefing on the request is currently being provided to the U.S. Supreme Court.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended March 31, 2011, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended March 31, 2010 made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2011 to January 31, 2011	—	$—	$—	$60,000
February 1, 2011 to February 28, 2011	—	—	—	60,000
March 1, 2011 to March 31, 2011	248,900	19.9123	4,956	55,044

Total	248,900	$19.9123	$4,956	$55,044

(1)	Represents repurchases of shares of our common stock by us pursuant to a stock repurchase program we publicly announced on January 30, 2011. Under the program, we may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60 million in aggregate value of our outstanding common stock.

ITEM 6.	EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: May 9, 2011	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	First Amendment to Stockholders’ Agreement, dated January 27, 2011, by and among the Company, Linkage, Edward Tian and Libin Sun		8-K	10.1	001-15713	2/2/2011

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011	X