Form 10-Q/A
period 2011-03-31
ASIAINFO-LINKAGE, INC
filed 2011-05-20
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2011 of AsiaInfo-Linkage, Inc. (the “Company”), as filed with the Securities and Exchange Commission on May 9, 2011 (the “Original Filing”), is to furnish Exhibit 101 to the Original Filing, as required by Rule 405 of Regulation S-T. Exhibit 101, which was not included in the Original Filing in reliance on applicable grace periods, provides certain items from the Original Filing formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Original Filing. This Amendment No. 1 does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way disclosures made in the Original Filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: May 20, 2011	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	First Amendment to Stockholders’ Agreement, dated January 27, 2011, by and among the Company, Linkage, Edward Tian and Libin Sun		8-K	10.1	001-15713	2/2/2011

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011		10-Q	31.1	001-15713	5/9/2011

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011		10-Q	31.2	001-15713	5/9/2011

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011		10-Q	32.1	001-15713	5/9/2011

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2011		10-Q	32.2	001-15713	5/9/2011

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; (iv) Condensed Consolidated Statements of Equity and Comprehensive Income for the three months ended March 31, 2010; (v) Condensed Consolidated Statements of Equity and Comprehensive Income for the three months ended March 31, 2011; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text	X