Form 10-Q
period 2011-06-30
ASIAINFO-LINKAGE, INC
filed 2011-08-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2011 was 71,932,394.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Software products and solutions	$102,849	$51,773	$204,233	$105,528
Service	7,140	6,288	14,017	10,122
Third-party hardware	6,197	1,237	12,417	2,891

Total revenues	116,186	59,298	230,667	118,541

Cost of revenues:
Software products and solutions	57,228	21,015	109,797	40,660
Service	3,986	2,668	7,743	4,579
Third-party hardware	5,887	1,175	11,796	2,746

Total cost of revenues	67,101	24,858	129,336	47,985

Gross profit	49,085	34,440	101,331	70,556

Operating (income) expenses:
Sales and marketing	19,201	7,300	38,456	14,914
General and administrative	5,626	4,458	13,640	13,105
Research and development	11,855	8,384	21,824	15,972
Government subsidy	(2,125)	0	(2,125)	0

Total operating expenses	34,557	20,142	71,795	43,991

Income from operations	14,528	14,298	29,536	26,565

Other income, net
Interest income	1,195	741	2,613	1,402
Dividend income	176	250	180	254
Gain from sales of short-term investments	0	472	199	472
Other expenses, net	(160)	(50)	(275)	(50)

Total other income, net	1,211	1,413	2,717	2,078

Income before income tax (benefit) expense and discontinued operations	15,739	15,711	32,253	28,643

Income tax (benefit) expense	(16,512)	2,429	(17,507)	4,484

Income from continuing operations	32,251	13,282	49,760	24,159

Discontinued operations:
Gain (loss) from operations of discontinued operations	0	242	0	(979)
Income tax (expense) benefit for discontinued operations	0	(53)	0	213

Gain (loss) from discontinued operations, net of taxes	0	189	0	(766)

Net income	32,251	13,471	49,760	23,393

Less: Net loss attributable to noncontrolling interest	(698)	(435)	(1,029)	(858)

Net income attributable to AsiaInfo-Linkage, Inc.	$32,949	$13,906	$50,789	$24,251

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$0.29	$0.68	$0.53

Diluted	$0.45	$0.29	$0.68	$0.52

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0	$0	$0	$(0.02)

Diluted	$0	$0	$0	$(0.02)

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$0.29	$0.68	$0.51

Diluted	$0.45	$0.29	$0.68	$0.50

Weighted average shares used in computation:
Basic	73,318,324	47,328,078	74,150,914	47,277,978

Diluted	73,961,561	48,325,405	74,766,963	48,264,122

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$188,141	$237,844
Restricted cash	16,141	13,943
Short-term investments – held-to-maturity securities	0	10,570
Short-term investments – available-for-sale securities	32,794	31,682
Accounts receivable (net of allowances of $3,862 and $2,514 as of June 30, 2011 and December 31, 2010, respectively)	298,146	258,338
Inventories, net	6,368	9,902
Other receivables	5,639	5,934
Deferred income tax assets – current	11,577	13,781
Prepaid expenses and other current assets	10,781	4,774

Total current assets	569,587	586,768

Long-term investments	5,646	5,646
Property and equipment, net	6,605	5,961
Other acquired intangible assets, net	183,845	209,626
Deferred income tax assets – non-current	2,069	2,066
Goodwill	433,315	433,139
Prepayment for land use right	13,104	10,000

Total assets	$1,214,171	$1,253,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$105,370	$89,867
Accrued expenses	27,411	25,391
Deferred revenue	20,686	27,963
Accrued employee benefits	53,665	72,309
Other payables	6,475	6,608
Income taxes payable	10,270	18,457
Other taxes payable	9,949	11,678
Deferred income tax liabilities – current	3,711	3,657

Total current liabilities	237,537	255,930

Unrecognized tax benefits	3,154	4,870
Deferred income tax liabilities – non-current	31,232	51,836
Other long-term liabilities	274	274

Total liabilities	272,197	312,910

Redeemable noncontrolling interest	1,323	1,918
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity
Common stock (100,000,000 shares authorized; $0.01 par value; 78,092,281 shares and 77,933,404 shares issued as of June 30, 2011 and December 31, 2010, respectively; 71,925,781 shares and 74,933,404 shares outstanding as of June 30, 2011 and December 31, 2010, respectively)	781	779
Additional paid-in capital	844,856	840,328
Treasury stock, at cost (6,166,500 shares and 3,000,000 shares as of June 30, 2011 and December 31, 2010, respectively)	(87,746)	(27,749)
Retained earnings	122,865	72,076
Statutory reserve	21,640	21,640
Accumulated other comprehensive income	38,179	30,794

Total AsiaInfo-Linkage, Inc. stockholders’ equity	940,575	937,868

Noncontrolling interest	76	510

Total equity	940,651	938,378

Total liabilities, redeemable noncontrolling interest and equity	$1,214,171	$1,253,206

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$49,760	$23,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,378	839
Share-based compensation expenses	3,791	3,906
Amortization of other acquired intangible assets	25,793	871
Gain on disposal of property and equipment	(170)	(6)
Gain from sales of available-for-sale securities	(199)	(472)
Provision for bad debt	1,438	2,175
Changes in operating assets and liabilities:
Accounts receivable	(41,246)	7,585
Inventories	3,534	1,039
Other receivables	305	(373)
Deferred income taxes	(18,237)	0
Prepaid expenses and other current assets	(216)	(1,520)
Prepayment for land use right	(2,870)	(434)
Accounts payable	15,495	(24,791)
Accrued expenses	2,019	3,032
Deferred revenue	(7,277)	(14,490)
Accrued employee benefits	(18,644)	(10,006)
Other payables	(371)	32
Other taxes payable	(7,519)	(2,377)
Income taxes payable	(9,904)	(50)

Net cash used in operating activities	(3,140)	(11,647)

Cash flows from investing activities:
Increase in restricted cash	(2,198)	(384)
Purchases of available-for-sale securities	(2,715)	(2,919)
Purchases of held-to-maturity securities	(9,886)	(14,654)
Proceeds from sale of available-for-sale securities	1,721	1,937
Proceeds from maturity of held to maturity securities	20,686	13,726
Purchases of property and equipment	(1,683)	(635)
Proceeds from disposal of property and equipment	76	6
Purchase of businesses, net of cash acquired	0	(4,334)

Net cash provided by (used in) investing activities	6,001	(7,257)

Cash flows from financing activities:
Proceeds from exercise of stock options	738	3,634
Repurchase of common stock	(59,997)	0

Net cash (used in) provided by financing activities	(59,259)	3,634

Effect of exchange rate changes on cash and cash equivalents	6,695	757

Net decrease in cash and cash equivalents	(49,703)	(14,513)

Cash and cash equivalents at beginning of period	237,844	238,553

Cash and cash equivalents at end of period	$188,141	$224,040

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income (loss)	0	0	0	0	10,345	0	0	(423)	9,922	9,922
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	93	93	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	51	0	51	51
Net unrealized gain on available-for-sale investments, net of tax effects of $ (194)	0	0	0	0	0	0	607	0	607	607

Comprehensive income										$10,580

Stock option exercises	183,479	2	3,518	0	0	0	0	0	3,520
Restricted stock units vesting	17,622	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	201	0	0	0	0	0	201
Share-based compensation (performance-based restricted stock units)	0	0	1,770	0	0	0	0	0	1,770

Balance at March 31, 2010	47,316,922	$503	$250,327	$(27,749)	$25,544	$22,306	$20,870	$1,032	$292,833

Net income (loss)	0	0	0	0	13,906	0	0	(435)	13,471	13,471
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	203	203	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	1,073	0	1,073	1,073
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $35	0	0	0	0	0	0	(437)	0	(437)	(437)
Net unrealized loss on available-for-sale investments, net of tax effects of $47	0	0	0	0	0	0	(322)	0	(322)	(322)

Comprehensive income										$13,785

Stock option exercises	15,721	0	115	0	0	0	0	0	115
Restricted stock units vesting	2,800	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	242	0	0	0	0	0	242
Share-based compensation (performance-based restricted stock units)	0	0	1,693	0	0	0	0	0	1,693

Balance at June 30, 2010	47,335,443	$503	$252,377	$(27,749)	$39,450	$22,306	$21,184	$800	$308,871

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained earnings (Accumulated Deficit)	Statutory Reserve	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$510	$938,378
Net income (loss)	0	0	0	0	17,840	0	0	(331)	17,509	$17,509
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	197	197	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	3,361	0	3,361	3,361
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $30	0	0	0	0	0	0	(169)	0	(169)	(169)
Net unrealized loss on available-for-sale investments, net of tax effects of $4	0	0	0	0	0	0	(115)	0	(115)	(115)

Comprehensive income										$20,586

Stock option exercises	114,874	1	698	0	0	0	0	0	699
Restricted stock units vesting	35,090	1	(1)	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	294	0	0	0	0	0	294
Share-based compensation (performance-based restricted stock units)	0	0	1,603	0	0	0	0	0	1,603
Repurchase of common stock	(248,900)	0	0	(4,956)	0	0	0	0	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$376	$956,801

Net income (loss)	0	0	0	0	32,949	0	0	(698)	32,251	32,251
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	398	398	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	4,590	0	4,590	4,590
Net unrealized loss on available-for-sale investments, net of tax effects of $77	0	0	0	0	0	0	(282)	0	(282)	(282)

Comprehensive income										$36,559

Stock option exercises	6,413	0	40	0	0	0	0	0	40
Restricted stock units vesting	2,500	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	325	0	0	0	0	0	325
Share-based compensation (performance-based restricted stock units)	0	0	1,569	0	0	0	0	0	1,569
Repurchase of common stock	(2,917,600)	0	0	(55,041)	0	0	0	0	(55,041)

Balance at June 30, 2011	71,925,781	$781	$844,856	$(87,746)	$122,865	$21,640	$38,179	$76	$940,651

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of June 30, 2011, final amounts may differ from these estimates.

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

AsiaInfo-Linkage uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.

All the assets of the Company’s consolidated VIEs can be used to settle obligations of AsiaInfo-Linkage or its subsidiaries to settle obligations of these VIEs. As of June 30, 2011 and December 31, 2010, respectively, there were $2,354 and $2,876 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2010.

Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In May 2011, the Financial Accounting Standard Board (“FASB”) issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board (the “IASB”) to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•

Highest-and-best-use and valuation-premise concepts for nonfinancial assets – the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•

Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk – the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•

Premiums or discounts in fair value measure – the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•

Fair value of an instrument classified in a reporting entity’s stockholders’ equity – the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements – the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

The guidance is to be applied prospective and effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The Company does not expect the adoption of this pronouncement to have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is in the process of evaluating the effect of adoption of this guidance on its consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents as of the dates indicated:

	June 30, 2011	December 31, 2010
Cash	$86,761	$103,744
Cash equivalents:
Money market funds	74,792	119,001
Others	26,588	15,099

Total cash and cash equivalents	$188,141	$237,844

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities, available-for-sale securities and trading securities.

As of June 30, 2011 and December 31, 2010, the Company’s held-to-maturity securities consisted of term deposits carried at cost of $0 and $10,570, respectively. The term deposits were either not allowed to be redeemed early or were subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of June 30, 2011 and December 31, 2010, the Company did not hold trading securities.

The following table provides additional information, as of the dates indicated, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	June 30, 2011				December 31, 2010
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$17,739	$2,803	$0	$20,542	$17,334	$2,853	$0	$20,187
Balance funds	2,025	67	(46)	2,046	2,733	588	0	3,321
Stock funds	7,680	1,915	0	9,595	5,995	1,949	0	7,944
Corporate stocks	624	0	(13)	611	215	15	0	230

Total	$28,068	$4,785	$(59)	$32,794	$26,277	$5,405	$0	$31,682

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of trading and available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of June 30, 2011 and December 31, 2010. The Company’s Level 3 investments other than derivatives primarily include investments in certain mutual funds without quoted prices as of the date of reporting. The Company values its Level 3 investments using the quoted market price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$20,542	$0	$0	$20,542	$20,187	$0	$0	$20,187
Balance funds	0	0	2,046	2,046	0	0	3,321	3,321
Stock funds	0	0	9,595	9,595	0	0	7,944	7,944
Corporate stocks	611	0	0	611	230	0	0	230

Total	$21,153	$0	$11,641	$32,794	$20,417	$0	$11,265	$31,682

The following table presents changes in Level 3 investments measured on a recurring basis for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Beginning balance	$11,265	$9,293
Purchases	2,285	2,946
Redemption	(1,522)	(1,465)
Realized gain	(199)	(472)
Unrealized loss	(368)	(12)
Exchange difference	180	65

Ending balance	$11,641	$10,355

The following tables provide additional information on the realized gains of the Company during the three-month and six-month periods ended June 30, 2011 and 2010, respectively. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended June 30,
	2011			2010
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$0	$0	$0	$1,937	$1,465	$472

Total	$0	$0	$0	$1,937	$1,465	$472

	Six Months Ended June 30,
	2011			2010
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,721	$1,522	$199	$1,937	$1,465	$472

Total	$1,721	$1,522	$199	$1,937	$1,465	$472

The Company reported no impairment losses for its short-term investments for the three and six months ended June 30, 2011 and 2010, respectively.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM Type Arrangement”). The components of the Company’s accounts receivable as of June 30, 2011 and December 31, 2010, including amounts attributable to the IBM Type Arrangements, were as follows:

	June 30, 2011			December 31, 2010
	IBM Type Arrangements	Non-IBM Type Arrangements	Total	IBM Type Arrangements	Non-IBM Type Arrangements	Total
Billed accounts receivable	$40,745	$80,414	$121,159	$24,561	$71,355	$95,916
Unbilled accounts receivable	39,935	135,649	175,584	48,738	115,859	164,597
Bank acceptance drafts	0	2,140	2,140	0	0	0
Commercial acceptance drafts	0	3,125	3,125	0	339	339
Less: accounts receivable allowance	(562)	(3,300)	(3,862)	(256)	(2,258)	(2,514)

Total accounts receivable, net	$80,118	$218,028	$298,146	$73,043	$185,295	$258,338

6. INVENTORIES, NET

The components of inventories, net as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010

Finished goods	$6,368	$9,902

Total	$6,368	$9,902

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

8. GOODWILL

The changes in the carrying amount of goodwill during the six months ended June 30, 2011 were as follows:

June 30, 2011
Gross amount:
Beginning balance at January 1, 2011	$459,614
Exchange differences	187

Ending balance at June 30, 2011:	459,801

Accumulated impairment loss:
Beginning balance at January 1, 2011:	(26,475)
Exchange differences	(11)
Ending balance at June 30, 2011:	(26,486)

Goodwill, net	$433,315

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of other acquired intangible assets, net as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(9,597)	$0	$36,334	$45,931	$(5,964)	$0	$0	$39,967
Trade names	21,037	(1,427)	0	19,610	21,041	(882)	(4)	0	20,155
Contract backlogs	12,474	(12,189)	12	297	12,474	(7,342)	0	12	5,144
Customer lists	131	(143)	12	0	131	(143)	0	12	0
Customer relationships	117,755	(18,196)	308	99,867	117,758	(8,272)	(3)	300	109,783
Distribution network	870	(870)	0	0	870	(870)	0	0	0
Software	1,721	(1,828)	162	55	1,758	(1,753)	(37)	160	128
Non-compete agreements	1,249	(483)	25	791	1,437	(373)	(188)	24	900
Corporate business agency agreement	2,037	(916)	3	1,124	2,037	(657)	0	2	1,382
Existing technology	38,396	(12,733)	0	25,663	38,328	(6,333)	0	0	31,995
In process research and development assets	104	0	0	104	172	0	0	0	172

	$241,705	$(58,382)	$522	$183,845	$241,937	$(32,589)	$(232)	$510	$209,626

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of June 30, 2011 are expected to be as follows:

Six-month period ended December 31, 2011	$20,812
2012	41,459
2013	32,569
2014	23,445
2015 and thereafter	65,456

$183,741

10. PREPAYMENT FOR LAND USE RIGHT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010. In connection with the agreement, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire land use rights with a 50-year term, for a consideration of approximately $2,870, which was paid in June 2011. As of June 30, 2011, the Company had paid approximately $13,104 after an exchange rate effect of $234 pursuant to the agreement with ZSPD, with the remaining amount payable in the remainder of 2011. The Company has recorded the $13,104 as a prepayment for land use right on its consolidated balance sheets as of June 30, 2011. The Company expects to report land use rights at cost less accumulated amortization and to amortize the cost of the land use rights on a straight-line basis over the 50-year term upon obtaining the land use right certificate issued by Beijing Municipal Bureau of Land and Resources.

11. COMPREHENSIVE INCOME

The components of comprehensive income during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$32,251	$13,471	$49,760	$23,393

Transfer to statements of operation of realized gain on available-for-sale investments net of tax effects of $nil and $35, $30 and $35 for the three and six months ended June 30, 2011 and 2010, respectively	0	(437)	(169)	(437)
Net unrealized (loss) gain on available-for-sale investments, net of tax effects of $77 and $47, $81 and $(147) for the three and six months ended June 30, 2011 and 2010, respectively	(282)	(322)	(397)	285
Change in cumulative foreign currency translation adjustment	4,590	1,073	7,951	1,124

Comprehensive income	36,559	13,785	57,145	24,365

Comprehensive loss attributable to noncontrolling interest	(698)	(435)	(1,029)	(858)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$37,257	$14,220	$58,174	$25,223

12. CREDIT FACILITIES

As of June 30, 2011, the Company had short-term credit facilities for working capital purposes totaling $114,521 expiring in September 2012. As of June 30, 2011, the credit facilities were secured by bank deposits of $10,437 and credit facilities of $17,205 were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. As of June 30, 2011, unused short-term credit facilities were $97,316. In addition, the Company had standby letters of credit and bank acceptance drafts as of June 30, 2011, which were collateralized by bank deposits of $5,704. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $16,141 as of June 30, 2011 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2010, the Company had total short-term credit facilities totaling $95,968, which will expire in December 2011 and were secured by bank deposits of $10,293.

13. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $3,845 and $2,813 and commercial acceptances payable of $nil and $nil as of June 30, 2011 and December 31, 2010, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of June 30, 2011 and December 31, 2010, the Company’s accounts payable balance related to the IBM Type Arrangements was approximately $90,952 and $75,278, respectively, under which the Company is contractually obligated to pay its vendor only when its customers pay the Company.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $4,435 and $5,521 for the six months ended June 30, 2011 and 2010, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2011	2010
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(20)	(28)
Subpart F income inclusion and other dividend income	0	4
Share-based compensation	0	2
Tax effect due to reduced rate granted for 2010	(13)	0
Discrete effect of change in tax rate of Linkage Nanjing	(57)	0
Others	1	2

	(54)%	15%

The tax rate for the six months ended as of June 30, 2011 was lower than that of the same period of year 2010 because the Company recognized the tax benefit of 2010 Key Software Enterprise upon receiving the Chinese government’s approval in the first quarter of 2011. Pursuant to the relevant rules, a company with Key Software Enterprise status could apply a reduced rate of 10%. Two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. and Linkage-AsiaInfo Technologies (Nanjing), Inc. (“Linkage Nanjing”), applied for this status for 2010 and received approvals in the first quarter of 2011 and thus tax benefit was reflected in the six months ended June 30, 2011.

The lower tax rate compared to the same period of 2010 was also because in the second quarter of 2011, Linkage Nanjing received a preliminary confirmation of its High-and-New Technology Enterprise (“HNTE”) status. The Company now believes that Linkage Nanjing will obtain its HNTE certificate and renew the status going forward and, accordingly, has re-calculated the balance of deferred tax relating to acquired intangible assets amortization and the social welfare accruals by applying a 15% rate instead of a 25% rate.

Aggregate undistributed earnings of approximately $202,919 at June 30, 2011 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividend that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the six months ended June 30, 2011 were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position of recognizing uncertain tax benefit in the six months ended June 30, 2011 and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2000 to 2010 remain open in these taxing jurisdictions.

16. SHARE-BASED COMPENSATION

2002 Stock Option Plan and the Prior Plans

Under the Company’s 2002 Stock Option Plan (the “2002 Plan”), the Company was authorized to grant options for the purchase of up to 4,500,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value on the date of grant for incentive stock options and nonqualified options. Shares as to which an option was granted under the 2002 Plan but remained unexercised at the expiration, forfeiture or other termination of such option may be the subject of the grant of further options. Prior to adopting the 2002 Stock Option Plan, the Company adopted annual stock option plans for each of 1995, 1996, 1997, 1998, 1999 and 2000 (such plans, together with the 2002 Stock Option Plan, are referred to hereinafter as the “Option Plans”).

The vesting periods of the options under the Option Plans were determined based on the individual stock option agreements. Options granted prior to 1998 generally vest and become exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 are substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods are generally over four one-year cliffs at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan, generally over four years at an annual rate of 25% for the 2000 plan, and are generally no more than four years at an annual rate of 25% for the 2002 Plan.

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	520,924	$5.74
Forfeited	(730)	9.25
Exercised	(133,864)	5.21

Outstanding, March 31, 2011	386,330	5.91	$6,485

Forfeited	(500)	7.77
Exercised	(6,413)	6.29

Outstanding, June 30, 2011	379,417	$5.90	$4,448

Vested and expected to vest, June 30, 2011	379,417	5.90	4,448
Exercisable, June 30, 2011	379,417	$5.90	$4,448

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $16.56 per share for the Company’s common stock on the last trading day (June 30, 2011).

The total intrinsic value of options exercised for each of the three months ended June 30, 2011 and 2010 was $86 and $325, respectively.

As of June 30, 2011, there was no unrecognized share-based compensation cost relating to share options under the Option Plans.

2005 Stock Incentive Plan – restricted stock units (RSUs)

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company was authorized to grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 600,000 shares plus (b) any authorized shares of the Company’s common stock that, as of April 21, 2005, were available for issuance under the 2002 Plan, or that thereafter became available for issuance under the 2002 Plan in accordance with its terms.

A restricted stock unit (“RSU”) is an agreement to issue stock at the time when the award vests. The Company’s RSUs under its 2005 Plan vested on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

RSUs as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2011	178,350	$21.22
Granted	2,800	20.35
Vested	(35,090)	21.68
Forfeited	(1,500)	26.07

Restricted stock units unvested at March 31, 2011	144,560	$21.05

Granted	2,000	22.65
Vested	(2,500)	18.80

Restricted stock units unvested at June 30, 2011	144,060	$21.11

The total intrinsic value of RSUs vested for each of the three months ended June 30, 2011 and 2010 was $35 and $66, respectively.

As of June 30, 2011, there was $2,385 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.39 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

2008 Stock Incentive Plan

On February 25, 2008, the Board of Directors of the Company authorized the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2008 Plan was subsequently approved by the Company’s stockholders at the 2008 annual meeting of stockholders. Under the 2008 Plan, the Company was authorized to grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 2,000,000 shares plus (b) any authorized shares of the Company’s common stock that, as of February 25, 2008, were available for issuance under the 2005 Plan, or that thereafter become available for issuance under the 2005 Plan in accordance with its terms.

As of June 30, 2011, 1,689,400 performance stock units (“PSUs”) were granted under the 2008 Plan. These awards vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2011	487,088	$13.33
Forfeited	(3,138)	13.10

Performance-based restricted stock units unvested at March 31, 2011	483,950	$13.33

Forfeited	(4,488)	13.10

Performance-based restricted stock units unvested at June 30, 2011	479,462	$13.34

Total intrinsic value of the PSUs granted under the 2008 Plan and vested in each of the six months ended June 30, 2011 and 2010 was $nil and $nil, respectively.

As of June 30, 2011, there was $1,599 in unrecognized share-based compensation cost related to the PSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 0.25 year. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

2011 Stock Incentive Plan

In February 2011, the Board of Directors of the Company authorized the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan was subsequently approved by the Company’s stockholders on April 21, 2011 at the 2011 annual meeting of stockholders. Under the 2011 Plan, the Company is authorized to grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 7,501,752 shares plus (b) any authorized shares of the Company’s common stock that, as of April 21, 2011, were available for issuance under the 2008 Plan, or that thereafter become available for issuance under the 2008 Plan in accordance with its terms.

Unless otherwise specified in the RSU award agreement, the Company’s RSUs under its 2011 Plan vest on an annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock.

RSUs as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at March 31, 2011	0	$0
Granted	36,500	19.83
Vested	0	0

Restricted stock units unvested at June 30, 2011	36,500	$19.83

The total intrinsic value of RSUs vested for each of the three months ended June 30, 2011 and 2010 was $nil and $nil, respectively.

As of June 30, 2011, there was $695 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 2.35 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months and six months ended June 30, 2011 and 2010, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$470	$480	$949	$1,000
Sales and marketing	405	566	835	1,112
General and administrative	739	604	1,453	1,223
Research and development	280	285	554	571

Total share-based compensation expense	$1,894	$1,935	$3,791	$3,906

17. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$32,949	13,717	50,789	25,017
Income (loss) from discontinued operations, net of taxes	0	189	0	(766)

Net income	$32,949	13,906	50,789	24,251

Shares (denominator):
Weighted average common stock outstanding
Basic	73,318,324	47,328,078	74,150,914	47,277,978
Dilutive effect of employee stock options and restricted stock units	643,237	997,327	616,049	986,144

Diluted	73,961,561	48,325,405	74,766,963	48,264,122

Earnings per share

Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.45	$0.29	$0.68	$0.53

Diluted	$0.45	$0.29	$0.68	$0.52

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.00	$0.00	$(0.02)

Diluted	$0.00	$0.00	$0.00	$(0.02)

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.45	$0.29	$0.68	$0.51

Diluted	$0.45	$0.29	$0.68	$0.50

As of June 30, 2011 and 2010, the Company had outstanding options to acquire 75,820 and 5,000 shares of common stock, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

18. SEGMENT INFORMATION

The Company’s operations are currently organized into five business units by three telecommunication carriers in China, multiple Cable Television providers in China, and telecommunication carriers internationally. In accordance with FASB guidance, each of these five business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The five operating segments are aggregated into one reportable segment because they meet the aggregation criteria of FASB that have same economic characteristics.

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

19. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use rights for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $30,761 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

Contingencies

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

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs were filed by the remaining objector groups, one of which was dismissed and the other remanded to the District Court to determine whether the appellant has standing to object to the settlement. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as a defendant in this action, although the Company is named as a nominal defendant. In July 2008, the Company together with several other issuers who are also named as nominal defendants in the action filed a joint motion to dismiss the action. In March 2009, the court granted the motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review.

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

On January 30, 2011, the Company announced the authorization of a new stock repurchase program, under which the Company may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of June 30, 2011, the Company repurchased 3,166,500 shares of its common stock at a total cost of $59,997 pursuant to this repurchase program. The Company has determined that it has completed the repurchases pursuant to the program.

All common stock repurchased by the Company has become part of its treasury stock.

21. NONCONTROLLING INTEREST

(a) In September 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Ms. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2011 and the three months ended June 30, 2011, the amounts charged to the net income attributable to noncontrolling interests were $197 and $398, respectively, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2010	$1,918
Net loss	(197)
Adjustment to redemption value	0
Balance at March 31, 2011	$1,721

Net loss	(398)
Adjustment to redemption value	0

Balance at June 30, 2011	$1,323

23. SUBSEQUENT EVENTS

The Company evaluated events occurring after June 30, 2011 until the date the consolidated financial statements were issued.

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

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs, “Linkage” refers to Linkage Technologies International Holdings Limited, and “AsiaInfo” refers to the Company prior to its combination with Linkage.

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

We commenced our operations in the United States, or the U.S., in 1993 and moved our major operations from the U.S. to China in 1995. We began generating significant network solutions revenues in 1996 and significant software revenues in 1998. We conduct the bulk of our business through our operating subsidiaries, most of which are Chinese companies. On July 1, 2010, we completed the combination with Linkage and, in connection with the closing, changed our corporate name to “AsiaInfo-Linkage, Inc.” On August 1, 2011, AsiaInfo-Linkage’s board of directors and management team determined that the integration of the two combined companies had been completed.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$59,406	51%	$44,354	75%
China Telecom	21,623	19%	2,583	4%
China Unicom	33,353	29%	11,445	19%

Total	$114,382	99%	$58,382	98%

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

Recent Developments

On July 1, 2010, we completed the combination with Linkage. Pursuant to the Business Combination Agreement dated December 4, 2009, as supplemented on June 5, 2010 by the Supplemental Agreement, by and among AsiaInfo, Linkage, certain shareholders of Linkage, and Mr. Libin Sun as agent for the shareholders of Linkage, we purchased from Linkage 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited, or Linkage Technologies, for $60 million in cash and 26,832,731 shares of our common stock, resulting in Linkage Technologies becoming our wholly-owned subsidiary. In the third quarter of 2010, we consolidated the operating results and financial position of Linkage and its consolidated subsidiaries. Our consolidated financial statements for periods before July 1, 2010 reflect the standalone operating results and financial position of AsiaInfo and its consolidated subsidiaries and VIEs.

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

On January 30, 2011, we announced the authorization of a new stock repurchase program under which we may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60.0 million in aggregate value of our outstanding common stock. As of June 30, 2011, we had repurchased 3,166,500 shares of our common stock at a total cost of approximately $60.0 million pursuant to this repurchase program.

On April 5, 2011, AsiaInfo-Linkage announced that the Company has signed an agreement to provide Customer Relationship Management, or CRM, and Business Intelligence, or BI, systems to U Mobile Sdn Bhd, or U Mobile, in Malaysia.

On August 1, 2011, AsiaInfo-Linkage’s board of directors and management team determined that the integration of the two combined companies had been completed. The main areas of focus during the integration included customer facing sales and service organizations, human resource policies, product and solution platforms as well as IT system, project management, accounting and financial reporting practices.

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

	Three Months Ended June 30,
	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$102,849	$51,773
Service revenue	7,140	6,288
Third-party hardware revenue net of hardware costs	310	62

Total revenues net of hardware costs	110,299	58,123
Total hardware costs	5,887	1,175

Total revenues	$116,186	$59,298

	Six Months Ended June 30,
	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$204,233	$105,528
Service revenue	14,017	10,122
Third-party hardware revenue net of hardware costs	621	145

Total revenues net of hardware costs	218,871	115,795
Total hardware costs	11,796	2,746

Total revenues	$230,667	$118,541

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

Operating (Income) Expenses

Operating (income) expenses are comprised of sales and marketing expenses, general and administrative expenses, research and development expenses and government subsidy. Amortizations of acquired intangible assets expenses comprise a significant portion of our total operating (income) expenses.

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

General and administrative expenses include compensation expenses for employees in our general and administrative departments, consulting fees, as well as the depreciation expenses allocated to our general and administrative departments.

Government subsidy represents rewards from government for the high-tech software innovation.

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

Pursuant to related tax laws, a qualified High-and-New Technology Enterprise, or HNTE, is eligible for a reduced EIT rate of 15%. HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for additional three years through a simplified assessment if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process if it continues to renew its HNTE status. As of December 2008, we had received HNTE certification for AsiaInfo-Linkage Technologies (China), Inc., AsiaInfo-Linkage Technologies (Chengdu), Inc., and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, which allows those companies to compute tax at a reduced 15% tax rate starting January 1, 2008.

Linkage Nanjing obtained a preliminary confirmation of its HNTE status in the second quarter of 2011 and applied a 15% tax rate, while AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc. have already filed or intend to file renewal applications with related authorities in the first half of 2011. We believe they are likely to pass the renewal assessment and have their HNTE certificates renewed.

Both AsiaInfo-Linkage Technologies (China), Inc. and Linkage Nanjing were approved as Key Software Enterprise, or KSE, for 2010. Pursuant to the prevailing Chinese tax law, KSE’s income tax rate would have been further reduced from 15% to 10% for 2010. Related approvals, however, were not announced until early 2011. As such, both companies include related tax benefit as a discrete item in the first quarter of 2011.

Sales of hardware procured in China are subject to 17% Value Added Tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include them in revenue reported in our financial statements. Companies that develop their own software and register the software with relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the VAT rebate is included in software revenue. Historically, the VAT refund received is not taxable for income tax purposes as long as the refund is used for research and development activities. However, according to a tax circular issued by the PRC State Administration of Taxation in January 2009, although the refund would remain non-taxable when the refund is used for purchases of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the VAT refund received as a non-taxable item for income tax purposes till the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax, or BT, at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Business taxes deducted from revenues during the six-month periods ended June 30, 2011 and 2010 were $5.3 million and $3.8 million, respectively. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and BT paid.

In January 2011, the State Council issued a new circular providing an exemption from business tax for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies stipulated by previous circulars, including extending the policy of VAT rebate on sales of self-developed software. However, the implementation guidance of this new circular has not yet been issued, causing Chinese tax authorities to delay their processing of VAT rebates in the first six months of 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the six-month period ended June 30, 2011.

As of June 30, 2011, approximately 84.0%, or $171.7 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 15.4%, or $31.4 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of June 30, 2011, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.4716, compared to the rate of US$1.00=RMB6.7909 as of June 30, 2010.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventories, short-term investments, long-term investments, long-lived assets, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We generated service revenues by acting as a sales agent pursuant to the IBM Type Arrangements. The service fee under our IBM Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customers pay us, and (5) we do not have the right to select suppliers.

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

AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc’s HNTE certificates are subject to renewal in 2011. Given the current law and the two companies’ operations, we expect they will obtain renewals.

We have previously used the 25% statutory rate as the applicable rate to calculate the deferred tax balance of Linkage Nanjing after the expiration of its current HNTE certificate. In the second quarter of 2011, Linkage Nanjing received a preliminary confirmation of its HNTE status, we now believe that Linkage Nanjing will obtain its HNTE certificate and renew the status going forward and, accordingly, have re-calculated the balance of deferred tax relating to acquired intangible assets amortization and social welfare accrual by applying a 15% rate instead of a 25% rate. Such change resulted in a reduction of deferred tax balance and a net income tax credit to our consolidated statement of operations.

Under the EIT Law, a “resident enterprise,” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. We believe we and our subsidiaries established outside the PRC are not resident enterprises under the EIT law.

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

Goodwill. The excess of the purchase price over the fair value of net assets acquired is recorded on our consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. We perform our annual goodwill impairment test on October 1 of each fiscal year for all reporting units. Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We recognized no impairment loss on goodwill in the second quarter of 2011 and 2010.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. We recognized no impairment loss on long-term investment in the second quarter of 2011 and 2010. We recognize $nil and a $nil million impairment loss on short-term investment in the second quarter of 2011 and 2010, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $116.2 million for the three-month period ended June 30, 2011, representing a 95.9% increase over the year ago period and a 1.5% increase sequentially. Total revenue for the first half of 2011 was $230.7 million, an increase of 94.6% year-over-year. Our revenues for the first half of 2011 are not comparable to those of prior periods before July 1, 2010 due to the combination with Linkage and we are not able to separately present the portion of revenues in this quarter contributed by AsiaInfo’s historical business and Linkage’s historical business as a result of our full integration strategy.

Software products and solutions revenue was $102.8 million for the three-month period ended June 30, 2011, representing an increase of 98.7% over the comparable period in 2010 and a 1.4% sequential increase. Software products and solutions revenue was $204.2 million for the six-month periods ended June 30, 2011, which was a year-over-year increase of 93.5%.

Service revenue was $7.1 million in the three-month period ended June 30, 2011, representing an increase of 13.5% over the comparable period in 2010 and a 3.8% sequential increase. Service revenue was $14.0 million in the six-month period ended June 30, 2011, representing a increase of 38.5% over the comparable period in 2010.

Third-party hardware revenue for the three-month period ended June 30, 2011 was $6.2 million, representing a year-over-year increase of 401.0% and a sequential decrease of 0.4%. Third-party hardware revenue for the six-month period ended June 30, 2011 was $12.4 million, representing an increase of 329.5% year-over-year.

During the second quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 99% of our total revenue.

Cost of revenues. Our cost of revenues was $67.1 million in the three-month period ended June 30, 2011, representing an increase of 169.9% over the comparable period in 2010. Cost of revenues in the second quarter increased 7.8% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily related to Linkage combination and in line with the change in total revenues for the period. Our cost of revenues was $129.3 million in the six-month period ended June 30, 2011, representing an increase of 169.5% over the comparable period in 2010.

Gross profit. Our gross profit margin in the three-month period ended June 30, 2011 was 42.2%, compared to 58.1% in the same period in 2010 and 45.6% in the preceding quarter. The year-over-year decrease in gross margin was primarily due to the amortization of acquired intangible assets related to the Linkage merger.

Operating expenses. Our operating expenses in the second quarter of 2011 were $34.6 million, representing an increase of 71.6% over the comparable period in 2010 and 7.2% sequential decrease. Our operating expenses in the first half of 2011 were $71.8 million, representing an increase of 63.2% over the comparable period in 2010. The year over year increase was primarily due to the amortization of acquired intangible assets related to the Linkage merger.

Sales and marketing expenses were $19.2 million for the second quarter of 2011, representing an increase of 163.0% over the comparable period in 2010 and a 0.3% sequential decrease. Sales and marketing expenses were $38.5 million for the first half of 2011, representing an increase of 157.9% over the comparable period in 2010.

General and administrative expenses were $5.6 million for the second quarter of 2011, representing an increase of 26.2% over the comparable period in 2010 and a 29.8% sequential decrease. The sequential decrease is primarily due to a $0.9 million accounts receivable provision for one provincial contract accrued in the first quarter of 2011. General and administrative expenses were $13.6 million for the first half of 2011, representing an increase of 4.1% over the comparable period in 2010.

Research and development expenses were $11.9 million for the second quarter of 2011, representing an increase of 41.4% over the comparable period in 2010 and an 18.9% sequential increase. Research and development expenses were $21.8 million for the first half of 2011, representing an increase of 36.6% over the comparable period in 2010. The research and development expenses are in line with our strategy of continuing to invest in the research and development for overseas expansion and product standardization.

Other income, net. Other income, including interest income, dividend income, and other expenses, net, in the second quarter of 2011 was $1.2 million, representing a decrease of 14.3% over the comparable period in 2010 and a decrease of 19.6% over the preceding quarter. Both decreases were primarily due to lower investment gains. Total other income in the first half of 2011 was $2.7 million, representing an increase of 30.8% over the comparable period in 2010. The year-over-year increase was primarily due to higher yields from our bank deposits and short-term investments in the first quarter of 2011.

Net income. Net income was $32.3 million for the second quarter of 2011, representing an increase of 139.4% over the comparable period in 2010 and an increase of 84.2% sequentially. Net income was $49.8 million for the first half of 2011, representing an increase of 112.7% over the comparable period in 2010.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the second quarter of 2011 was $32.9 million, or $0.45 per basic share, compared to $13.9 million, or $0.29 per basic share, for the year-ago period, and $17.8 million, or $0.24 per basic share, for the previous quarter. Net income attributable to AsiaInfo-Linkage, Inc. for the first half of 2011 was $50.8 million, or $0.68 per basic share, compared to $24.3 million, or $0.51 per basic share, for the year-ago period.

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

For the second quarter of 2011, we had a net cash used in operating activities of $21.8 million, primarily attributable to 2010 bonus payments made during the quarter amounting to US$35.5 million.

Our net cash used in operating activities for the six-month period ended June 30, 2011 was $3.1 million. This was primarily attributable to our net income of $49.8 million, adjusted by net non-cash related expenses of $32.0 million, the purchase of $2.9 million for land use right, and a net increase in the components of our working capital of $82 million.

Our accounts receivable balance as of June 30, 2011 was $298.1 million, consisting of $123.1 million in billed receivables and $175.0 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our accounts receivable balance as of June 30, 2011 related to the IBM Type Arrangements was approximately $80.1 million. Our days sales outstanding, or DSO, as of June 30, 2011 was 159 days, which was also our DSO last quarter. When calculating our DSO, we have adjusted for the net effect of the IBM Type Arrangement.

Our inventory position at the end of the second quarter of 2011 was approximately $6.4 million, as compared to $9.9 million as of December 31, 2010.

Our accounts payable balance as of June 30, 2011 was approximately $105.4 million, compared to $89.9 million as of December 31, 2010. As of June 30, 2011, our accounts payable balance related to the IBM Type Arrangements was approximately $91.0 million under which we are contractually obligated to pay our vendor only when our customers pay us.

Our net cash provided by investing activities for the six-month period ended June 30, 2011 was $6.0 million. This was primarily due to our purchase of $12.6 million in short-term investments and purchase of $1.7 million in property and equipment, which was partially offset by the proceeds from sales of short-term investments for $22.4 million.

Our net cash used in financing activities for the six-month period ended June 30, 2011 was $59.3 million. This was primarily due to our repurchase of shares of our common stock pursuant to our share repurchase program.

As of June 30, 2011, we had cash and cash equivalents and restricted cash totaling $204.3 million and short-term investments totaling $32.8 million.

As of June 30, 2011, we had total short-term credit facilities of $114.5 million for working capital purposes, expiring in September 2012, which were secured by bank deposits of $10.4 million. As of June 30, 2011, unused short-term credit facilities were $97.3 million and used facilities totaled $17.2 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $5.7 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2011. Total bank deposits pledged as security for these credit facilities totaled $16.1 million as of June 30, 2011 and are presented as restricted cash in our consolidated balance sheets. During the three-month period ended June 30, 2011, the largest aggregate amount that we had used of our short-term credit facilities was $17.2 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which we acquired land use rights for a 50-year term. Pursuant to the agreement, we have committed a minimum of $30.8 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

As of June 30, 2011, we had short-term credit facilities for working capital purposes totaling $114.5 million, expiring in September 2012, of which $17.2 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $97.3 million.

Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board, or IASB, to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•

Highest-and-best-use and valuation-premise concepts for nonfinancial assets – the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•

Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk – the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•

Premiums or discounts in fair value measure – the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•

Fair value of an instrument classified in a reporting entity’s stockholders’ equity – the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements – the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

The guidance is to be applied prospective and effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. We do not expect the adoption of this pronouncement to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2011. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of June 30, 2011, approximately 84.0%, or $171.7 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 15.4%, or $31.4 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.4716. If the exchange rate were to increase by 10% to US$1.00 = RMB7.1188, our net assets would potentially decrease by $38.7 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.8244, our net assets would potentially increase by $47.4 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs were filed by the remaining objector groups, one of which was dismissed and the other remanded to the District Court to determine whether the appellant has standing to object to the settlement. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as a defendant in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended June 30, 2011, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases during the three months ended June 30, 2011 made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3)) of equity securities that are registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Three months ended June 30, 2011

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Dollar Value of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2011 to April 30, 2011	773,200	19.4529	15,041	40,003

May 1, 2011 to May 31, 2011	1,284,200	19.4674	25,000	15,003

June 1, 2011 to June 30, 2011	860,200	17.4378	15,000	3	(2)

Total	2,917,600	$18.8652	$55,041	$3	(2)

(1)	Represents repurchases of shares of our common stock by us pursuant to a stock repurchase program we publicly announced on January 30, 2011. The program permitted us, from time to time for a period of twelve months, depending on market conditions, share price and other factors, to make one or more purchases, on the open market or in privately negotiated transactions, of up to $60 million in aggregate value of our outstanding common stock.
(2)	The Company has determined that it has completed the repurchases pursuant to the program.

ITEM 6. EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: August 8, 2011	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011	X