Form 10-Q
period 2011-09-30
ASIAINFO-LINKAGE, INC
filed 2011-11-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2011 was 71,940,488.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software products and solutions	$108,428	$95,241	$312,661	$200,769
Service	8,689	8,337	22,706	18,459
Third-party hardware	2,168	6,884	14,585	9,775

Total revenues	119,285	110,462	349,952	229,003

Cost of revenues:
Software products and solutions	59,912	53,023	169,709	93,683
Service	4,973	3,658	12,716	8,237
Third-party hardware	2,060	6,539	13,856	9,285

Total cost of revenues	66,945	63,220	196,281	111,205

Gross profit	52,340	47,242	153,671	117,798

Operating expenses (income):
Sales and marketing	16,269	16,270	54,725	31,184
General and administrative	2,223	3,920	15,863	17,025
Research and development	18,574	9,594	40,398	25,566
Government subsidy	0	0	(2,125)	0

Total operating expenses	37,066	29,784	108,861	73,775

Income from operations	15,274	17,458	44,810	44,023

Other income, net
Interest income	1,376	707	3,989	2,109
Dividend income	0	253	180	507
Gain from sales of short-term investments	0	0	199	472
Impairment loss on short-term investments	(144)	(281)	(144)	(281)
Impairment loss on long-term investments	(950)	0	(950)	0
Other benefit (expenses), net	296	(141)	21	(191)

Total other income, net	578	538	3,295	2,616

Income before income tax expense (benefit) and discontinued operations	15,852	17,996	48,105	46,639

Income tax expense (benefit)	3,163	3,134	(14,344)	7,618

Income from continuing operations	12,689	14,862	62,449	39,021

Discontinued operations:
Gain from operations of discontinued operations	0	1,619	0	640
Provision of income tax for discontinued operations	0	(352)	0	(139)

Gain from discontinued operations, net of taxes	0	1,267	0	501

Net income	12,689	16,129	62,449	39,522

Less: Net loss attributable to noncontrolling interest	(600)	(326)	(1,629)	(1,184)

Net income attributable to AsiaInfo-Linkage, Inc.	$13,289	$16,455	$64,078	$40,706

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.18	$0.20	$0.87	$0.71

Diluted	$0.18	$0.20	$0.87	$0.70

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.02	$0.00	$0.01

Diluted	$0.00	$0.02	$0.00	$0.01

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.18	$0.22	$0.87	$0.72

Diluted	$0.18	$0.22	$0.87	$0.71

Weighted average shares used in computation:
Basic	71,934,704	74,235,760	73,404,067	56,362,666

Diluted	72,593,341	74,680,125	74,034,312	57,168,217

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$209,598	$237,844
Restricted cash	20,768	13,943
Short-term investments – held-to-maturity securities	0	10,570
Short-term investments – available-for-sale securities	32,831	31,682
Accounts receivable (net of allowances of $2,932 and $2,514 as of September 30, 2011 and December 31, 2010, respectively)	292,220	258,338
Inventories, net	6,394	9,902
Other receivables	4,931	5,934
Deferred income tax assets – current	11,666	13,781
Prepaid expenses and other current assets	15,512	4,774

Total current assets	593,920	586,768

Long-term investments	4,863	5,646
Property and equipment, net	7,450	5,961
Other acquired intangible assets, net	173,441	209,626
Deferred income tax assets – non-current	2,072	2,066
Goodwill	433,458	433,139
Prepayment for land use right	14,614	10,000

Total assets	$1,229,818	$1,253,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$86,324	$89,867
Accrued expenses	25,857	25,391
Deferred revenue	23,157	27,963
Accrued employee benefits	65,226	72,309
Other payables	6,690	6,608
Income taxes payable	11,488	18,457
Other taxes payable	9,942	11,678
Deferred income tax liabilities – current	3,797	3,657

Total current liabilities	232,481	255,930

Unrecognized tax benefits	3,175	4,870
Deferred income tax liabilities – non-current	31,233	51,836
Other long-term liabilities	274	274

Total liabilities	267,163	312,910

Redeemable noncontrolling interest	884	1,918
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity
Common stock (100,000,000 shares authorized; $0.01 par value; 78,106,251 shares and 77,933,404 shares issued as of September 30, 2011 and December 31, 2010, respectively; 71,939,751 shares and 74,933,404 shares outstanding as of September 30, 2011 and December 31, 2010, respectively)	781	779
Additional paid-in capital	846,795	840,328
Treasury stock, at cost (6,166,500 shares and 3,000,000 shares as of September 30, 2011 and December 31, 2010, respectively)	(87,746)	(27,749)
Retained earnings	136,154	72,076
Statutory reserve	21,640	21,640
Accumulated other comprehensive income	44,232	30,794

Total AsiaInfo-Linkage, Inc. stockholders’ equity	961,856	937,868

Noncontrolling interest	(85)	510

Total equity	961,771	938,378

Total liabilities, redeemable noncontrolling interest and equity	$1,229,818	$1,253,206

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$62,449	$39,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,086	1,645
Share-based compensation expenses	5,727	6,103
Amortization of other acquired intangible assets	36,202	11,812
Gain on disposal of property and equipment	(287)	(15)
Impairment loss on available-for-sale securities	144	281
Gain from sales of available-for-sale securities	(199)	(472)
Impairment loss on long-term investments	950	0
Provision for bad debt	518	889
Changes in operating assets and liabilities:
Accounts receivable	(34,400)	(25,993)
Inventories	3,508	7,019
Other receivables	1,013	2,577
Deferred income taxes	(18,195)	29
Prepaid expenses and other current assets	153	1,922
Prepayment for land use right	(4,192)	(434)
Accounts payable	(3,550)	(43,120)
Accrued expenses	466	1,012
Deferred revenue	(4,806)	(25,323)
Accrued employee benefits	(7,083)	6,937
Other payables	(485)	648
Other taxes payable	(12,627)	(1,813)
Income taxes payable	(8,664)	3,475

Net cash provided by (used in) operating activities	18,728	(13,299)

Cash flows from investing activities:
Increase in restricted cash	(6,825)	(1,854)
Purchases of available-for-sale securities	(2,715)	(2,920)
Purchases of held-to-maturity securities	(9,886)	(17,594)
Proceeds from sale of available-for-sale securities	1,721	1,937
Proceeds from maturity of held-to-maturity securities	20,686	19,662
Purchases of property and equipment	(2,800)	(970)
Proceeds from disposal of property and equipment	126	115
Purchase of businesses, net of cash acquired	0	(45,691)

Net cash provided by (used in) investing activities	307	(47,315)

Cash flows from financing activities:
Repayment of short-term bank loans	0	(2,906)
Proceeds from exercise of stock options	741	5,454
Repurchase of common stock	(59,997)	0

Net cash (used in) provided by financing activities	(59,256)	2,548

Effect of exchange rate changes on cash and cash equivalents	11,975	3,667

Net decrease in cash and cash equivalents	(28,246)	(54,399)

Cash and cash equivalents at beginning of period	237,844	238,553

Cash and cash equivalents at end of period	$209,598	$184,154

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained earnings	Statutory Reserve	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669
Net income (loss)	0	0	0	0	10,345	0	0	(423)	9,922	$9,922
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	93	93	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	51	0	51	51
Net unrealized gain on available-for-sale investments, net of tax effects of $ (194)	0	0	0	0	0	0	607	0	607	607

Comprehensive income										$10,580

Stock option exercises	183,479	2	3,518	0	0	0	0	0	3,520
Restricted stock units vesting	17,622	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	201	0	0	0	0	0	201
Share-based compensation (performance-based restricted stock units)	0	0	1,770	0	0	0	0	0	1,770

Balance at March 31, 2010	47,316,922	$503	$250,327	$(27,749)	$25,544	$22,306	$20,870	$1,032	$292,833

Net income (loss)	0	0	0	0	13,906	0	0	(435)	13,471	13,471
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	203	203	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	1,073	0	1,073	1,073
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $35	0	0	0	0	0	0	(437)	0	(437)	(437)
Net unrealized loss on available-for-sale investments, net of tax effects of $ 47	0	0	0	0	0	0	(322)	0	(322)	(322)

Comprehensive income										$13,785

Stock option exercises	15,721	0	115	0	0	0	0	0	115
Restricted stock units vesting	2,800	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	242	0	0	0	0	0	242
Share-based compensation (performance-based restricted stock units)	0	0	1,693	0	0	0	0	0	1,693

Balance at June 30, 2010	47,335,443	$503	$252,377	$(27,749)	$39,450	$22,306	$21,184	$800	$308,871

Net income (loss)	0	0	0	0	16,455	0	0	(326)	16,129	16,129
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	136	136	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	3,836	0	3,836	3,836
Net unrealized gain on available-for-sale investments, net of tax effects of $(218)	0	0	0	0	0	0	501	0	501	501
Transfer to statements of operations of other-than-temporary impairment on available-for-sale investment:	0	0	0	0	0	0	281	0	281	281

Comprehensive income										$20,747

Stock option exercises	155,850	2	1,813	0	0	0	0	0	1,815
Restricted stock units vesting	1,687	0	0	0	0	0	0	0	0
Performance-based restricted stock units vesting	538,344	5	(5)	0	0	0	0	0	0
New issue	26,832,731	269	581,465	0	0	0	0	0	581,734
Share-based compensation (restricted stock units)	0	0	274	0	0	0	0	0	274
Share-based compensation (performance-based restricted stock units)	0	0	1,923	0	0	0	0	0	1,923

Balance at September 30, 2010	74,864,055	$779	$837,847	$(27,749)	$55,905	$22,306	$25,802	$610	$915,500

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders							Noncontrolling Interest	Total Equity	Comprehensive Income
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained earnings	Statutory Reserve	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$510	$938,378
Net income (loss)	0	0	0	0	17,840	0	0	(331)	17,509	$17,509
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	197	197	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	3,361	0	3,361	3,361
Transfer to statements of operations of realized gain on available-for-sale investments, net of tax effects of $30	0	0	0	0	0	0	(169)	0	(169)	(169)
Net unrealized loss on available-for-sale investments, net of tax effects of $4	0	0	0	0	0	0	(115)	0	(115)	(115)

Comprehensive income										$20,586

Stock option exercises	114,874	1	698	0	0	0	0	0	699
Restricted stock units vesting	35,090	1	(1)	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	294	0	0	0	0	0	294
Share-based compensation (performance-based restricted stock units)	0	0	1,603	0	0	0	0	0	1,603
Repurchase of common stock	(248,900)	0	0	(4,956)	0	0	0	0	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$376	$956,801

Net income (loss)	0	0	0	0	32,949	0	0	(698)	32,251	32,251
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	398	398	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	4,590	0	4,590	4,590
Net unrealized loss on available-for-sale investments, net of tax effects of $77	0	0	0	0	0	0	(282)	0	(282)	(282)

Comprehensive income										$36,559

Stock option exercises	6,413	0	40	0	0	0	0	0	40
Restricted stock units vesting	2,500	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	325	0	0	0	0	0	325
Share-based compensation (performance-based restricted stock units)	0	0	1,569	0	0	0	0	0	1,569
Repurchase of common stock	(2,917,600)	0	0	(55,041)	0	0	0	0	(55,041)

Balance at June 30, 2011	71,925,781	$781	$844,856	$(87,746)	$122,865	$21,640	$38,179	$76	$940,651

Net income (loss)	0	0	0	0	13,289	0	0	(600)	12,689	12,689
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	439	439	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	6,162	0	6,162	6,162
Net unrealized loss on available-for-sale investments, net of tax effects of $47	0	0	0	0	0	0	(253)	0	(253)	(253)
Transfer to statements of operations of other-than-temporary impairment on available-for-sale investment	0	0	0	0	0	0	144	0	144	144

Comprehensive income										$18,742

Stock option exercises	800	0	3	0	0	0	0	0	3
Restricted stock units vesting	13,170	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	355	0	0	0	0	0	355
Share-based compensation (performance-based restricted stock units)	0	0	1,581	0	0	0	0	0	1,581
Repurchase of common stock	0	0	0	0	0	0	0	0	0

Balance at September 30, 2011	71,939,751	$781	$846,795	$(87,746)	$136,154	$21,640	$44,232	$(85)	$961,771

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

On July 1, 2010, AsiaInfo Holdings, Inc. (“AsiaInfo”) completed its combination with IT software and solutions provider Linkage Technologies International Holdings Limited through the acquisition of 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited (“Linkage Technologies”) and was renamed “AsiaInfo-Linkage, Inc.” (“AsiaInfo-Linkage”). Starting in the third quarter of 2010, AsiaInfo-Linkage’s financial statements consolidated the operating results and financial position of Linkage Technologies and its consolidated subsidiaries.

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, its subsidiaries, and its consolidated variable interest entities (the “VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of September 30, 2011, final amounts may differ from these estimates.

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

None of the assets of the Company’s consolidated VIEs can be used only to settle obligations of these VIEs. As of September 30, 2011 and December 31, 2010, respectively, there were $2,973 and $2,876 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2010.

Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In May 2011, the Financial Accounting Standard Board (“FASB”) issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

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

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is in the process of evaluating the effect of adoption of this guidance on its consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is in the process of evaluating the effect of adoption of this guidance on its consolidated financial statements.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, other taxes payable, long-term investments in equity securities of unquoted companies and redeemable noncontrolling interest.

Short-term investments are classified as available-for-sale securities and held-to-maturity securities, as discussed in Note 4.

The fair values of long-term investments are not readily determinable. Long-term investments are carried at cost less impairment loss incurred.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use and have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents as of the dates indicated:

	September 30, 2011	December 31, 2010
Cash	$59,605	$103,744
Cash equivalents:
Money market funds	110,133	119,001
Seven-day notice deposits	25,492	0
Others	14,368	15,099

Total cash and cash equivalents	$209,598	$237,844

Cash equivalents are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. Cash equivalents are mainly classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

4. SHORT-TERM INVESTMENTS

Short-term investments are classified as held-to-maturity securities and available-for-sale securities.

As of September 30, 2011 and December 31, 2010, the Company’s held-to-maturity securities consisted of term deposits carried at cost of $0 and $10,570, respectively. The term deposits were either not allowed to be redeemed early or were subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of September 30, 2011 and December 31, 2010, the Company did not hold trading securities.

The following table provides additional information, as of the dates indicated, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	September 30, 2011				December 31, 2010
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$18,065	$2,569	$0	$20,634	$17,334	$2,853	$0	$20,187
Balance funds	1,918	0	(78)	1,840	2,733	588	0	3,321
Stock funds	7,822	2,094	0	9,916	5,995	1,949	0	7,944
Corporate stocks	457	0	(16)	441	215	15	0	230

Total	$28,262	$4,663	$(94)	$32,831	$26,277	$5,405	$0	$31,682

Where applicable, the Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of September 30, 2011 and December 31, 2010. The Company’s Level 3 investments primarily include investments in certain mutual funds without readily available prices as of the date of reporting. The Company values its Level 3 investments using the counter party’s estimated price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$20,634	$0	$0	$20,634	$20,187	$0	$0	$20,187
Balance funds	0	0	1,840	1,840	0	0	3,321	3,321
Stock funds	0	0	9,916	9,916	0	0	7,944	7,944
Corporate stocks	32	0	409	441	230	0	0	230

Total	$20,666	$0	$12,165	$32,831	$20,417	$0	$11,265	$31,682

The following table presents changes in Level 3 investments measured on a recurring basis for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$11,265	$9,293
Purchases	2,694	2,920
Redemption	(1,522)	(1,465)
Realized gain	(199)	(472)
Unrealized (loss) gain	(329)	326
Impairment loss recognized	(144)	(281)
Exchange difference	400	228

Ending balance	$12,165	$10,549

The following table provides additional information on the realized gains of the Company during the nine-month periods ended September 30, 2011 and 2010, respectively. For purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

	Nine Months Ended September 30,
	2011			2010
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$1,721	$1,522	$199	$1,937	$1,465	$472
Total	$1,721	$1,522	$199	$1,937	$1,465	$472

The Company reported impairment loss of $144 for its short-term investments for the three- and nine-month periods ended September 30, 2011 and reported impairment loss of $281 for its short-term investments for the three- and nine-month periods ended September 30, 2010, respectively.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of September 30, 2011 and December 31, 2010, including amounts attributable to the IBM-Type Arrangements, were as follows:

	September 30, 2011			December 31, 2010
	IBM-Type Arrangements	Non-IBM-Type Arrangements	Total	IBM-Type Arrangements	Non-IBM-Type Arrangements	Total
Billed accounts receivable	$36,014	$78,560	$114,574	$24,561	$71,355	$95,916
Unbilled accounts receivable	32,013	139,659	171,672	48,738	115,859	164,597
Bank acceptance drafts	2,615	2,057	4,672	0	0	0
Commercial acceptance drafts	13	4,221	4,234	0	339	339
Less: accounts receivable allowance	(400)	(2,532)	(2,932)	(256)	(2,258)	(2,514)

Total accounts receivable, net	$70,255	$221,965	$292,220	$73,043	$185,295	$258,338

6. INVENTORIES, NET

The components of inventories, net as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Deferred costs	$2,575	$0
Finished goods	3,819	9,902

Total	$6,394	$9,902

Deferred costs represent the costs incurred for the implementation phases of the overseas projects, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 years system implementation periods. The deferred costs were expected to be reimbursed once the system successfully launched, and were capitalized as inventories and expected to be transferred to cost of goods sales upon the revenue recognition.

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

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. In August 2009 and March 2011, the Company paid for and acquired $167 and $409 of convertible promissory notes from C-Platform, respectively. Such convertible promissory notes were accounted for as a short-term investment, available-for-sale securities. In March 2011, the Company converted $167 of the convertible promissory notes into 78,023 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in July 2011, while $409 of convertible promissory notes remained unconverted. Following the transaction, the Company owned approximately 19.8% of C-Platform’s issued and outstanding share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform.

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

Santen is a Cayman Islands company that, through its subsidiaries in China, provides a form of value-added telecommunication services to telecommunications carriers in China. In the third quarter of 2011, the Company performed an assessment of the financial condition of Santen and, based on the assessment, the Company provided for an impairment loss of $950, which is equal to the carrying amount of the investment.

8. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 30, 2011 were as follows:

September 30, 2011
Gross amount:
Beginning balance at January 1, 2011:	$459,614
Exchange differences	339

Ending balance at September 30, 2011:	459,953

Accumulated impairment loss:
Beginning balance at January 1, 2011:	(26,475)
Exchange differences	(20)
Ending balance at September 30, 2011:	(26,495)

Goodwill, net	$433,458

In the third quarter of 2011, the Company conducted a quarterly review for impairment indicators, during which the Company determined that due to the significant decline in its stock price for a sustained period, there was an impairment indicator related to goodwill. In response, the Company performed an assessment of the carrying value of goodwill. Based on that assessment, the Company concluded that no impairment loss needs to be recognized as of September 30, 2011.

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of other acquired intangible assets, net as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(11,414)	$0	$34,517	$45,931	$(5,964)	$0	$0	$39,967
Trade names	21,037	(1,699)	0	19,338	21,041	(882)	(4)	0	20,155
Contract backlogs	12,474	(12,237)	12	249	12,474	(7,342)	0	12	5,144
Customer lists	131	(143)	12	0	131	(143)	0	12	0
Customer relationships	117,755	(23,053)	311	95,013	117,758	(8,272)	(3)	300	109,783
Distribution network	870	(870)	0	0	870	(870)	0	0	0
Software	1,721	(1,856)	163	28	1,758	(1,753)	(37)	160	128
Non-compete agreements	1,249	(538)	25	736	1,437	(373)	(188)	24	900
Corporate business agency agreement	2,037	(1,046)	4	995	2,037	(657)	0	2	1,382
Existing technology	38,500	(15,935)	0	22,565	38,328	(6,333)	0	0	31,995

In process research and development assets	0	0	0	0	172	0	0	0	172

	$241,705	$(68,791)	$527	$173,441	$241,937	$(32,589)	$(232)	$510	$209,626

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of September 30, 2011 are expected to be as follows:

Three-month period ended December 31, 2011	$10,416
2012	41,496
2013	32,628
2014	23,445
2015 and thereafter	65,456

$173,441

10. PREPAYMENT FOR LAND USE RIGHT

The Company has commenced the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010 and $777 was paid in 2011.

In connection with the agreement with ZSPD, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire land use rights with a 50-year term, for a consideration of approximately $2,870, plus related local levy of $111, paid in June 2011 and August 2011, respectively.

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,614 after an exchange rate effect of $856, as a prepayment for land use right on its consolidated balance sheets as of September 30, 2011. The Company expects to report land use rights at cost less accumulated amortization and to amortize the cost of the land use rights on a straight-line basis over the 50-year term upon obtaining the land use right certificate issued by Beijing Municipal Bureau of Land and Resources.

11. COMPREHENSIVE INCOME

The components of comprehensive income during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$12,689	$16,129	$62,449	$39,522

Transfer to statements of operations of realized gain on available-for-sale investments net of tax effects of $nil and $nil, $30 and $35 for the three and nine months ended September 30, 2011 and 2010, respectively	0	0	(169)	(437)
Net unrealized (loss) gain on available-for-sale investments, net of tax effects of $47 and $(218), $128 and $(365) for the three and nine months ended September 30, 2011 and 2010, respectively	(253)	501	(650)	786
Transfer to statements of operations of other-than-temporary impairment on available-for-sale investment	144	281	144	281
Change in cumulative foreign currency translation adjustment	6,162	3,836	14,113	4,960

Comprehensive income	18,742	20,747	75,887	45,112

Comprehensive loss attributable to noncontrolling interest	(600)	(326)	(1,629)	(1,184)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$19,342	$21,073	$77,516	$46,296

12. CREDIT FACILITIES

As of September 30, 2011, the Company had short-term credit facilities for working capital purposes totaling $90,835, expiring in September 2012, which were secured by bank deposits of $13,048. As of September 30, 2011, unused short-term credit facilities were $63,736 and used credit facilities totaled $27,099. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $7,720 were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2011. Total bank deposits pledged as security for credit facilities, standby letters of credit, trade notes payable and bank acceptance drafts totaled $20,768 as of September 30, 2011 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2010, the Company had total short-term credit facilities totaling $95,968, which will expire in December 2011 and were secured by bank deposits of $10,293.

13. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $10,987 and $2,813 and commercial acceptances payable of $nil and $nil as of September 30, 2011 and December 31, 2010, respectively. These bank acceptance drafts and commercial acceptances were non-interest bearing and were due within six months of issuance.

As of September 30, 2011 and December 31, 2010, the Company’s accounts payable balance related to the IBM-Type Arrangements was approximately $76,014 and $75,278, respectively, under which the Company is contractually obligated to pay its vendor only when its customers pay the Company.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $6,807 and $8,997 for the nine months ended September 30, 2011 and 2010, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2011	2010
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(20)	(26)
Subpart F income inclusion and other dividend income	0	3
Share-based compensation	0	2
Tax effect due to reduced rate granted for 2010	(9)	0
Discrete effect of change in tax rate of Linkage Nanjing	(38)	0
Others	2	2

	(30%)	16%

The tax rate for the nine months ended as of September 30, 2011 was lower than that of the same period of year 2010 because the Company recognized the tax benefit of 2010 Key Software Enterprise upon receiving the Chinese government’s approval in the first quarter of 2011. Pursuant to the relevant rules, a company with Key Software Enterprise status could apply a reduced rate of 10%. Two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. and Linkage-AsiaInfo Technologies (Nanjing), Inc., (“Linkage Nanjing”) applied for this status for 2010 and received approvals in the first quarter of 2011 and thus tax benefit was reflected in the nine months ended September 30, 2011.

The lower tax rate compared to the same period of 2010 was also because, in the second quarter of 2011, Linkage Nanjing received a preliminary confirmation of its High-and-New Technology Enterprise (“HNTE”) status. The Company then believed that Linkage Nanjing would obtain its HNTE certificate and renew the status going forward and, accordingly, re-calculated the balances of deferred tax relating to acquired intangible assets amortization and social welfare accrual by applying a 15% rate instead of a 25% rate. In the third quarter of 2011, Linkage Nanjing was notified that its HNTE status has been approved, and the Company expects to obtain the HNTE certificate by the end of this year.

Aggregate undistributed earnings of approximately $219,141 at September 30, 2011 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividend that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the nine months ended September 30, 2011 were to be distributed or were determined to be no longer permanently reinvested.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position of recognizing uncertain tax benefit in the nine months ended September 30, 2011 and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2000 to 2010 remain open in these taxing jurisdictions.

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

Activities for the Option Plans are summarized as follows:

	Number of shares	Weighted average exercise price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	520,924	$5.74
Forfeited	(730)	9.25
Exercised	(133,864)	5.21

Outstanding, March 31, 2011	386,330	5.91	$6,485

Forfeited	(500)	7.77
Exercised	(6,413)	6.29

Outstanding, June 30, 2011	379,417	5.90	$4,448

Exercised	(800)	4.03

Outstanding, September 30, 2011	378,617	$5.91	$975

Vested and expected to vest, September 30, 2011	378,617	5.91	975
Exercisable, September 30, 2011	378,617	$5.91	$975

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.38 per share for the Company’s common stock on the last trading day (September 30, 2011).

The total intrinsic value of options exercised for each of the three months ended September 30, 2011 and 2010 was $7 and $1,313, respectively.

As of September 30, 2011, there was no unrecognized share-based compensation cost relating to share options under the Option Plans. The weighted average remaining contractual term was 1.91 years as of September 30, 2011.

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

RSUs as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at January 1, 2011	178,350	$21.22
Granted	2,800	20.35
Vested	(35,090)	21.68
Forfeited	(1,500)	26.07

Restricted stock units unvested at March 31, 2011	144,560	$21.05

Granted	2,000	22.65
Vested	(2,500)	18.80

Restricted stock units unvested at June 30, 2011	144,060	$21.11

Vested	(13,170)	22.66
Forfeited	(40,190)	19.04

Restricted stock units unvested at September 30, 2011	90,700	$21.80

The total intrinsic value of RSUs vested for each of the three months ended September 30, 2011 and 2010 was $167 and $34 respectively.

As of September 30, 2011, there was $1,452 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.26 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

As of September 30, 2011, 1,689,400 performance stock units (“PSUs”) were granted under the 2008 Plan. These awards vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of the participant’s PSU agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

PSUs as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2011	487,088	$13.33
Forfeited	(3,138)	13.10

Performance-based restricted stock units unvested at March 31, 2011	483,950	$13.33

Forfeited	(4,488)	13.10

Performance-based restricted stock units unvested at June 30, 2011	479,462	$13.34

Forfeited	(1,336)	13.10

Performance-based restricted stock units unvested at September 30, 2011	478,126	$13.34

Total intrinsic value of the PSUs granted under the 2008 Plan and vested in each of the three months ended September 30, 2011 and 2010 was $nil and $10,621, respectively.

As of September 30, 2011, there was no unrecognized share-based compensation cost related to the PSUs. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

RSUs as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at March 31, 2011	0	$0
Granted	36,500	19.83

Restricted stock units unvested at June 30, 2011	36,500	$19.83

Granted	98,609	11.55

Restricted stock units unvested at September 30, 2011	135,109	$13.79

The total intrinsic value of RSUs vested for the three months ended September 30, 2011 was $nil.

As of September 30, 2011, there was $1,647 in unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.37 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months and nine months ended September 30, 2011 and 2010, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$465	$487	$1,414	$1,487
Sales and marketing	414	561	1,249	1,673
General and administrative	758	866	2,211	2,089
Research and development	299	283	853	854

Total share-based compensation expense	$1,936	$2,197	$5,727	$6,103

17. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$13,289	$15,188	$64,078	$40,205
Income from discontinued operations, net of taxes	0	1,267	0	501

Net income	$13,289	$16,455	$64,078	$40,706

Shares (denominator):
Weighted average common stock outstanding
Basic	71,934,704	74,235,760	73,404,067	56,362,666
Dilutive effect of employee stock options and restricted stock units	658,637	444,365	630,245	805,551

Diluted	72,593,341	74,680,125	74,034,312	57,168,217

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.18	$0.20	$0.87	$0.71

Diluted	$0.18	$0.20	$0.87	$0.70

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.02	$0.00	$0.01

Diluted	$0.00	$0.02	$0.00	$0.01

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.18	$0.22	$0.87	$0.72

Diluted	$0.18	$0.22	$0.87	$0.71

As of September 30, 2011 and 2010, the Company had outstanding options to acquire 84,253 and 10,352 shares of common stock, respectively, that were excluded from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

18. SEGMENT INFORMATION

The Company’s operations are currently organized into five business units by three telecommunication carriers in China, multiple Cable Television providers in China, and telecommunication carriers internationally. In accordance with FASB guidance, each of these five business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The five operating segments are aggregated into one reportable segment because they meet the aggregation criteria of FASB and have the same economic characteristics.

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

19. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use rights for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $34,458 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs were filed by the remaining objector groups, one of which was dismissed and the other remanded to the District Court to determine whether the appellant has standing to object to the settlement. On August 25, 2011, the District Court issued a decision in the IPO Allocation Cases holding that the last remaining appellant has no standing to object to the settlement. The last remaining appellant has appealed. If the settlement is approved, the Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies. If the litigation proceeds, the Company intends to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that its directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 the Company received a letter from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as a defendant in this action, although the Company is named as a nominal defendant. In July 2008, the Company together with several other issuers who are also named as nominal defendants in the action filed a joint motion to dismiss the action. In March 2009, the court granted the motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review. The underwriter defendants and plaintiff have submitted briefing to the U.S. Supreme Court, which has scheduled oral argument for November 2011.

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

On January 30, 2011, the Company announced the authorization of a stock repurchase program, under which the Company may, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of June 30, 2011, the Company repurchased 3,166,500 shares of its common stock at a total cost of $59,997 pursuant to this repurchase program. The Company has determined that it has completed the repurchases pursuant to the program.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2011, the three months ended June 30, 2011 and the three months ended September 30, 2011, the amounts charged to net income attributable to noncontrolling interests were $197, $398 and $439, respectively, which represent the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2010	$1,918
Net loss	(197)
Adjustment to redemption value	0

Balance at March 31, 2011	$1,721
Net loss	(398)
Adjustment to redemption value	0

Balance at June 30, 2011	$1,323
Net loss	(439)
Adjustment to redemption value	0

Balance at September 30, 2011	$884

23. SUBSEQUENT EVENTS

In October 2011, Yinhe Tianhong, who acted as the Company’s sub-contractor for a Human Resource Management contract amounting to approximately $1,900 with China Sinopec Group, initiated an arbitration claim against the Company for allegedly unpaid/delayed payment and overdue charges for an amount of approximately $6,800 (RMB43,000). The Company is in the process of contesting this claim and evaluating the probability of any loss contingencies associated with the arbitration and the amount and range of the loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2010 and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$61,553	52%	$60,384	55%
China Telecom	20,507	17%	20,559	18%
China Unicom	35,404	29%	27,378	25%

Total	$117,464	98%	$108,321	98%

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

For financial reporting purposes, we present our revenue sources as follows:

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

In addition, we generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and a few other hardware vendors, for certain products sold to our customers, which we refer to as our IBM-Type Arrangements. The service fee under the IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the Financial Accounting Standards Board, or the FASB, regarding reporting revenue gross as principal versus net as an agent, in determining whether to record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, and (4) we do not have the right to select suppliers.

Third party hardware revenue. Other than the IBM-Type Arrangements, we sometimes procure for, and sell hardware to, our customers as part of certain turn-key solutions. We typically minimize our exposure to hardware inventory risks by sourcing equipment from hardware vendors against letters of credit from our customers. For these hardware transactions, we have also evaluated the criteria outlined in FASB guidance. As a result of the evaluation, we record the gross amounts billed to our customers as revenues because (1) we are the primary obligor in these transactions, (2) we bear the inventory risk, (3) we have latitude in establishing prices, (4) we are involved in the determination of the product specifications, (5) we bear credit risk, and (6) we have the right to select suppliers. As the telecommunications-related IT services market in China develops, our customers are increasingly purchasing hardware directly from hardware vendors and retaining us for our software and professional services.

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

	Three Months Ended September 30,
	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$108,428	$95,241
Service revenue	8,689	8,337
Third-party hardware revenue net of hardware costs	108	345

Total revenues net of hardware costs	117,225	103,923
Total hardware costs	2,060	6,539

Total revenues	$119,285	$110,462

	Nine Months Ended September 30,
	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$312,661	$200,769
Service revenue	22,706	18,459
Third-party hardware revenue net of hardware costs	729	490

Total revenues net of hardware costs	336,096	219,718
Total hardware costs	13,856	9,285

Total revenues	$349,952	$229,003

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

Operating Expenses (Income)

Operating expenses (income) consist of sales and marketing expenses, general and administrative expenses, research and development expenses and government subsidy. Amortizations of acquired intangible assets expenses comprise a significant portion of our total operating expenses (income).

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

Linkage Nanjing obtained a preliminary confirmation of its HNTE status in the second quarter of 2011 and was further notified that the HNTE status was approved in the third quarter of 2011, and applied a 15% tax rate, while AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc. have already filed or intend to file renewal applications with related authorities in the nine months ended September 30, 2011. We believe they are likely to pass the renewal assessment and have their HNTE certificates renewed.

Both AsiaInfo-Linkage Technologies (China), Inc. and Linkage Nanjing were approved as a Key Software Enterprise, or KSE, for 2010. Pursuant to the prevailing Chinese tax law, the income tax rate for a KSE would have been further reduced from 15% to 10% for 2010. Related approvals, however, were not announced until early 2011. As such, both companies included related tax benefits as a discrete item in the first quarter of 2011.

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

Our PRC subsidiaries and VIEs are subject to business tax, or BT, at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Business taxes deducted from revenues during the nine-month periods ended September 30, 2011 and 2010 were $8.2 million and $5.8 million, respectively. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and BT paid, respectively.

In January 2011, the State Council issued a new circular providing an exemption from business tax for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies stipulated by previous circulars, including extending the policy of VAT rebate on sales of self-developed software. However, the implementation guidance of this new circular has not yet been issued, causing Chinese tax authorities to delay their processing of VAT rebates in the nine months ended September 30, 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions in the nine-month period ended September 30, 2011.

As of September 30, 2011, approximately 87.8%, or $202.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 11.4%, or $26.2 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of September 30, 2011, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.3549, compared to the rate of US$1.00=RMB6.7011 as of September 30, 2010.

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

We generated service revenues by acting as a sales agent pursuant to the IBM-Type Arrangements. The service fee under our IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customers pay us, and (5) we do not have the right to select suppliers.

Revenue recognized in excess of billings is recorded as unbilled receivables and is included in accounts receivable. Amounts billed but not yet collected are recorded as billed receivables and are included in accounts receivable. All billed and unbilled amounts are expected to be collected within one year. Billings for installation and customization services are rendered based on agreed upon milestones specified in customer contracts. Billings in excess of revenues recognized are recorded as deferred revenue.

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

We had previously used the 25% statutory rate as the applicable rate to calculate the deferred tax balance of Linkage Nanjing after the expiration of its current HNTE certificate. In the second quarter of 2011, Linkage Nanjing received a preliminary confirmation of its HNTE status. We then believed that Linkage Nanjing would obtain its HNTE certificate and renew the status going forward and, accordingly, re-calculated the balances of deferred tax relating to acquired intangible assets amortization and social welfare accrual by applying a 15% rate instead of a 25% rate. Such change resulted in a reduction of deferred tax balance and a net income tax credit to our consolidated statements of operations. In the third quarter of 2011, Linkage Nanjing was notified that its HNTE status has been approved, and we expect to obtain the HNTE certificate by the end of this year.

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

Intangible Assets and Goodwill. Intangible assets consist of certain identifiable intangible assets resulting from business acquisitions and primarily comprise customer relationships, core technologies and purchase order backlog. We amortize these intangible assets over their respective estimated useful lives, which range from 1 to 19 years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

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

In the third quarter of 2011, we conducted our quarterly review for impairment indicators, during which we determined that due to the significant decline in our stock price for a sustained period, there was an impairment indicator related to goodwill. In response, we performed an assessment of the carrying value of goodwill. Based on that assessment, we concluded that no impairment loss needed to be recognized as of September 30, 2011.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of them were other-than-temporary in accordance with ASC 320 and SEC Staff Accounting Bulletin Topic 5M. We determined that the decline in fair value of the long-term investment in Santen and of the short-term investments in available-for-sale securities were other-than-temporary and, accordingly, provided for impairment losses. We recognized $950 and $nil in impairment losses on long-term investments in the third quarter of 2011 and 2010, respectively. We recognize $144 and $281 in impairment losses on short-term investments in the third quarter of 2011 and 2010, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $119.3 million for the three-month period ended September 30, 2011, representing an 8.0% increase over the same period in 2010 and a 2.7% increase sequentially. Total revenue for the nine-month period ended September 30, 2011 was $350.0 million, an increase of 52.8% year-over-year. Our revenues for the nine-month period ended September 30, 2011 are not comparable to those of the same period in 2010 due to the combination with Linkage in July 2010, and we are not able to separately present the portion of revenues in third quarter of 2010 contributed by AsiaInfo’s historical business and Linkage’s historical business as a result of our full integration strategy.

Software products and solutions revenue was $108.4 million for the three-month period ended September 30, 2011, representing an increase of 13.8% over the comparable period in 2010 and a 5.4% sequential increase. Software products and solutions revenue was $312.7 million for the nine-month periods ended September 30, 2011, which was a year-over-year increase of 55.7%.

Service revenue was $8.7 million for the three-month period ended September 30, 2011, representing an increase of 4.2% over the comparable period in 2010 and a 21.7% sequential increase. Service revenue was $22.7 million for the nine-month period ended September 30, 2011, representing an increase of 23.0% over the comparable period in 2010.

Third-party hardware revenue was $2.2 million for the three-month period ended September 30, 2011, representing a year-over-year decrease of 68.5% and a sequential decrease of 65.0%. Third-party hardware revenue was $14.6 million for the nine-month period ended September 30, 2011, representing an increase of 49.2% year-over-year.

During the third quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 98.4% of our total revenue.

Cost of revenues. Our cost of revenues was $66.9 million for the three-month period ended September 30, 2011, representing an increase of 5.9% over the comparable period in 2010. Cost of revenues for the three-month period ended September 30, 2011 decreased 0.2% compared to the preceding quarter. Our cost of revenues was $196.3 million in the nine-month period ended September 30, 2011, representing an increase of 76.5% over the comparable period in 2010. The year-over-year increase in cost of revenues was primarily related to Linkage combination and in line with the change in total revenues for the period.

Gross profit. Our gross profit margin for the three-month period ended September 30, 2011 was 43.9%, compared to 42.8% in the comparable period in 2010 and 42.2% in the preceding quarter. The slight increase in gross margin was primarily due to a decrease in sales of third party hardware equipment, which generates lower gross profit.

Operating expenses. Our operating expenses were $37.1 million for the three-month period ended September 30, 2011, representing an increase of 24.4% over the comparable period in 2010 and 7.3% sequentially. Our operating expenses were $108.9 million in the nine-month period ended September 30, 2011, representing an increase of 47.6% over the comparable period in 2010. The year-over-year and sequential increases were primarily attributable to research and development, or R&D, expenses.

Sales and marketing expenses were $16.3 million for three-month period ended September 30, 2011, representing no change from the comparable period in 2010 and a 15.3% sequential decrease. The sequential decrease was mainly due to the completion of the backlog amortization schedule related to the Linkage merger. Sales and marketing expenses were $54.7 million for the nine-month period ended September 30, 2011, representing an increase of 75.5% over the comparable period in 2010.

General and administrative expenses were $2.2 million for the three-month period ended September 30, 2011, representing a decrease of 43.3% over the comparable period in 2010 and 60.5% sequentially. These decreases were primarily due to a $1.2 million reversal of allowance for doubtable accounts due to our enhanced long-aging accounts receivable collection effort. General and administrative expenses were $15.9 million for the nine-month period ended September 30, 2011, representing a decrease of 6.8% over the comparable period in 2010.

Research and development expenses were $18.6 million for the three-month period ended September 30, 2011, representing an increase of 93.6% over the comparable period in 2010 and a 56.7% sequential increase. Research and development expenses were $40.4 million for the nine-month period ended September 30, 2011, representing an increase of 58.0% over the comparable period in 2010. These increased expenses reflect the addition of R&D engineers, an increase in investment in product development for current and anticipated overseas expansion, product standardization and delivery improvements, and increased cost of labor.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, net of impairment losses on short- and long-term investments and other expenses, was $0.6 million for the three-month period ended September 30, 2011, representing an increase of 7.4% over the comparable period in 2010 and a decrease of 52.3% over the preceding quarter. The sequential decrease was mainly due to a $1.0 million impairment of a long-term investment we recognized in this quarter, following a full review of our long-term and short-term investments and consideration of current market valuations. Total other income in the nine-month period ended September 30, 2011 was $3.3 million, representing an increase of 26.0% over the comparable period in 2010. The year-over-year increase was primarily due to higher yields from our bank deposits and short-term investments in the nine-month period ended September 30, 2011.

Net income. Net income was $12.7 million for the three-month period ended September 30, 2011, representing a decrease of 21.3% over the comparable period in 2010 and 60.7% sequentially. Net income was $62.4 million for the nine-month period ended September 30, 2011, representing an increase of 58.0% over the comparable period in 2010.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended September 30, 2011 was $13.2 million, or $0.18 per basic share, compared to $16.5 million, or $0.22 per basic share, for the comparable period in 2010, and $32.9 million, or $0.45 per basic share, for the previous quarter. Net income attributable to AsiaInfo-Linkage, Inc. for the nine-month period ended September 30, 2011 was $64.1 million, or $0.87 per basic share, compared to $40.7 million, or $0.72 per basic share, for the comparable period in 2010.

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

For the third quarter of 2011, we had a net cash provided by operating activities of $21.9 million. This was primarily attributable to our net income of $12.7 million, adjusted by a net non-cash related expenses of $13.1 million and a net increase in the components of our working capital of $3.9 million.

Our net cash provided by operating activities for the nine-month period ended September 30, 2011 was $18.7 million. This was primarily attributable to our net income of $62.4 million, adjusted by net non-cash related expenses of $45.1 million, the $4.2 million prepayment for land use rights, and a net increase in the components of our working capital of $84.6 million.

Our accounts receivable balance as of September 30, 2011 was $292.2 million, consisting of $121.0 million in billed receivables and $171.2 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our unbilled receivables are based on the revenues that we have booked through the percentage completion method, but for which we have not yet billed the customer. Our accounts receivable balance as of September 30, 2011 related to the IBM-Type Arrangements was approximately $70.3 million. Our days sales outstanding, or DSO, as of September 30, 2011 was 159 days, which was also our DSO last quarter. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements.

Our inventory position at the end of the third quarter of 2011 was $6.4 million, as compared to $9.9 million as of December 31, 2010.

Our accounts payable balance as of September 30, 2011 was $86.3 million, compared to $89.9 million as of December 31, 2010. As of September 30, 2011, our accounts payable balance related to the IBM-Type Arrangements was approximately $76.0 million under which we are contractually obligated to pay our vendor only when our customers pay us.

Our net cash provided by investing activities for the nine-month period ended September 30, 2011 was $0.3 million. This was primarily due to our purchase of $12.6 million in short-term investments, a $6.8 million increase in restricted cash and our purchase of $2.8 million in property and equipment, which was partially offset by the proceeds from sales of short-term investments for $22.5 million.

Our net cash used in financing activities for the nine-month period ended September 30, 2011 was $59.3 million. This was primarily due to our repurchase of shares of our common stock pursuant to our share repurchase program.

As of September 30, 2011, we had cash and cash equivalents and restricted cash totaling $230.4 million and short-term investments totaling $32.8 million.

As of September 30, 2011, we had total short-term credit facilities of $90.8 million for working capital purposes, expiring in September 2012, which were secured by bank deposits of $13.1 million. As of September 30, 2011, unused short-term credit facilities were $63.7 million and used facilities totaled $27.1 million. The used facilities were pledged as security for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Additional bank deposits of $7.7 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2011. Total bank deposits pledged as security for credit facilities, standby letters of credit, trade notes payable, and bank acceptance drafts totaled $20.8 million as of September 30, 2011 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended September 30, 2011, the largest aggregate amount that we had used of our short-term credit facilities was $27.1 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use rights with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June 2011 and August 2011 respectively. Pursuant to the agreement, we have committed a minimum of $34.5 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

As of September 30, 2011, we had short-term credit facilities for working capital purposes totaling $90.8 million, expiring in September 2012, of which $27.1 million had been used for issuing standby letters of credit and trade notes payable to hardware suppliers and customers. Unused short-term credit facilities were $63.7 million.

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

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.

The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2011. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. Substantially all of our revenues and expenses relating to the service and software components of our business are denominated in RMB. As of September 30, 2011, approximately 87.8%, or $202.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 11.4%, or $26.2 million, were U.S. dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.3549. If the exchange rate were to increase by 10% to US$1.00 = RMB6.9904, our net assets would potentially decrease by $41.9 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.7194, our net assets would potentially increase by $51.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. The agreement was filed with the court in April 2009 and a final approval was granted by the court in October 2009. The final approval was subject to appeal until November 2009. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement, five of which have been dismissed with prejudice. Two appeal briefs were filed by the remaining objector groups, one of which was dismissed and the other remanded to the District Court to determine whether the appellant has standing to object to the settlement. On August 25, 2011, the District Court issued a decision in the IPO Allocation Cases, holding that the last remaining appellant has no standing to object to the settlement. The last remaining appellant has appealed. If the settlement is approved, we expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies. If the litigation proceeds, we intend to continue to defend the litigation vigorously. Moreover, if the litigation proceeds, we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000, for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as a defendant in this action, although we are named as a nominal defendant. In July 2008, we, together with several other issuers who are also named as nominal defendants in the action, filed a joint motion to dismiss the action. In March 2009, the court granted our motion, dismissing the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us prior to filing the complaint. The plaintiff subsequently appealed the judgment to the Court of Appeals for the Ninth Circuit, and the underwriter defendants have filed certain cross-appeals. In December 2010, the Ninth Circuit affirmed the dismissal of the case, but reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review. The underwriter defendants and plaintiff have submitted briefing to the U.S. Supreme Court, which has scheduled oral argument for November 2011.

We intend to continue to defend vigorously the two litigation matters described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended September 30, 2011, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 6. EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: November 8, 2011	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Equity and Comprehensive Income for the three months and nine months ended September 30, 2010; (v) Condensed Consolidated Statements of Equity and Comprehensive Income for the three months and nine months ended September 30, 2011; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.