Form 10-K
period 2011-12-31
ASIAINFO-LINKAGE, INC
filed 2012-02-28
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $836,971,115.04.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 72,497,518 at February 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO-LINKAGE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Cautionary Statement

Except for historical information, the statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains safe harbors regarding forward-looking statements. Forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our future operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially and adversely from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. Factors that could cause actual results to differ materially include, but are not limited to, those factors discussed below under Item 1A, “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC.

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs, “Linkage” refers to Linkage Technologies International Holdings Limited and “AsiaInfo” refers to the Company prior to its combination with Linkage.

PART I

ITEM 1.	Business

Overview

We are the leading provider of high-quality telecommunications software solutions and information technology, or IT, related services in China. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom.

We provide software solutions to telecommunications carriers and cable television, or TV, operators in China as well as telecommunications operators in other countries, including:

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

We also provide variety of services including business operational consulting service, IT architecture planning service, system integration services based on our own products and other third party software and hardware, change of request implementation, maintenance on customer premise and management services.

Recent Developments

On January 30, 2011, we announced the authorization of a new stock repurchase program under which we could purchase up to $60.0 million in aggregate value of our common stock within a period of twelve months. As of June 30, 2011, we had repurchased 3,166,500 shares of our common stock at a total cost of approximately $60.0 million pursuant to this repurchase program.

On February 14, 2011, we announced that we signed Next Generation, or NG, Business Operation Support System, or BOSS, 3.0 version upgrade contracts with Shanghai Mobile, Zhejiang Mobile, Henan Mobile, Liaoning Mobile and Guizhou Mobile, each of which is a subsidiary of China Mobile.

On April 5, 2011, we announced that we signed an agreement to provide Customer Relationship Management, or CRM, and Business Intelligence, or BI, systems to U Mobile Sdn Bhd, or U Mobile, in Malaysia.

On April 28, 2011, we announced that we signed five NG-BOSS 3.0 version upgrade contracts with Gansu Mobile, Inner Mongolia Mobile, Qinghai Mobile, Tianjin Mobile and Xinjiang Mobile and two NG Business Analysis Support System, or BASS, 3.0 version upgrade contracts with Qinghai Mobile and Zhejiang Mobile, each of which is a provincial subsidiary of China Mobile.

On July 29, 2011, we announced that we had signed a contract with Beijing Gehua CATV Network Co., Ltd., or Gehua Cable, to deliver a BOSS. Gehua Cable is the only certified cable network operator in Beijing.

On August 1, 2011, our board of directors and management team determined that, following the merger of AsiaInfo and Linkage, the integration of the two combined companies had been completed. The main areas of focus during the integration included customer facing sales and service organizations, human resource policies, product and solution platforms as well as IT system, project management, accounting and financial reporting practices.

On October 31, 2011, we announced the signing of Business Support System (“BSS”) Convergent software supervision contracts for five China Unicom subsidiaries in Beijing, Hebei, Heilongjiang, Liaoning and Shandong provinces. China Unicom’s BSS Convergent software contract for the remaining province, Henan, was signed in the fourth quarter.

On December 14, 2011, we announced that we signed a NG BOSS 3.5 version upgrade contract and an NG- BASS 3.5 version upgrade contract with Shanghai Mobile, a provincial subsidiary of China Mobile.

On December 15, 2011, we announced that Mr. Yadong Jin, vice president and general manager of marketing, was appointed as executive vice president and chief technology officer, or CTO. Through this new position, Mr. Jin leads our strategy for product standardization. He also continues regular communication with our customers.

On January 4, 2012, we announced that we signed an agreement to provide a convergent billing solution to Nepal Doorsanchar Company Limited, or Nepal Telecom, in Nepal on December 21, 2011.

On January 20, 2012, we announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited, or Power Joy, a wholly owned subsidiary of CITIC Capital China Partners II, L.P., pursuant to which Power Joy proposed to acquire all of our outstanding shares of common stock in cash at a price that represents a premium over the current stock price. A special committee of the board of directors, or the Special Committee, was formed to consider the proposal and any potential alternative transactions. The Special Committee retained Shearman & Sterling LLP as its legal counsel and Goldman Sachs (Asia) L.L.C. as its financial advisor to assist it in consideration of such matters. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved of or consummated.

Our Corporate Structure

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. Although we are organized as a Delaware corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the People’s Republic of China, or the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate certain businesses through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC, including value-added telecommunications services businesses. Through our VIEs, we provide outbound call services on behalf of telecommunications operators in the PRC and may provide other value-added telecommunications services. Accounting principles generally accepted in the United States, or GAAP, require us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership.

For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of the Telecommunication Industry.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Beijing Star VATS Technologies, Inc., or Star VATS, and Beijing Zhongxinjia Sci-Tech Development Co., Ltd., or ZXJ, please see the discussion in Item 1A of this report, “Risk Factors.”

The following diagram illustrates the current organizational structure of our company and our operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest that are not consolidated in our financial statements.

(1)	AsiaInfo-Linkage, Inc. holds 70% of the share capital of AsiaInfo International Pte. Ltd., or AsiaInfo Singapore, a Singapore registered company, and the remaining 30% is held by Alpha Growth International Pte. Ltd.
(2)	AsiaInfo-Linkage Technologies (China), Inc., which was previously held directly by AsiaInfo-Linkage, Inc., is now held indirectly through AsiaInfo-Linkage (H.K.) Systems Co., Ltd. We reorganized this aspect of our corporate structure in 2011 primarily for tax reasons.
(3)	AsiaInfo-Linkage Technologies (China), Inc. holds 90% of the share capital of Shanghai Xinjia Information and Technology Co., Ltd., a domestic Chinese company, and the remaining 10% is held by Ms. Yao Yuan.
(4)	Beijing Star VATS Technologies, Inc., or Star VATS, is a domestic Chinese company owned by certain of our employees but controlled by our subsidiary AsiaInfo-Linkage Technologies (China), Inc. through a series of contractual arrangements. While organized to conduct value-added technology services business, Star VATS is not currently licensed to conduct such business.
(5)	Chengdu Yalian Zhixing Technology Ltd. is a domestic Chinese company with 60% of its shares held by Star VATS and 40% held by Shanghai Yuzhi Communication Technology, Ltd.
(6)	Zhongbo Software Technology Co., Ltd is a domestic Chinese company with 80% of its shares held by AsiaInfo-Linkage Technologies (Chengdu), Inc. and 20% held by certain of our employees.
(7)	Asiainfo-Linkage (Thailand) Ltd. is a Thai company with 48.995% and 0.005% of its shares held by AsiaInfo Singapore and AsiaInfo-Linkage (H.K.) Systems Co., Ltd. respectively. The remaining 51% of Asiainfo-Linkage (Thailand) Ltd. is held by one of our employees, but is controlled by our subsidiary AsiaInfo Singapore through a series of contractual arrangements.
(8)	Bonson Information Technology Ltd. holds 60% of the share capital of SmartCall Holding Ltd., or SmartCall Cayman, a Cayman Islands registered company, and the remaining 40% is held by Call Center International Limited.

(9)	Beijing Zhongxinjia Sci-Tech Development Co., Ltd., a domestic Chinese company, is owned by two of our employees but controlled by our subsidiary Beijing Shangxin Yitong Information and Technology Co., Ltd. through a series of contractual arrangements.

Industry Background and Market Opportunities

Our largest customers are the three major telecommunications operators in China and their provincial subsidiaries. The recent restructuring of China’s telecommunications industry opened the fixed-line, mobile and broadband segments to all existing telecommunications operators in China, and the ensuing competition in these segments prompted each telecommunications operator to increase its IT spending on infrastructure upgrades and 3G and other next-generation technologies. Operators put heavy investment in 3G, WIFI, LTE, fiber network and M2M infrastructure to provide pervasive internet access, and it will be a mandatory requirement for them to increase the customer experience and monetize the bandwidth to secure the return of investment.

We believe that increasing competition among the three operators will drive demand for telecommunications-related software and IT solutions in the long-run. We believe we are well positioned to continue capitalizing on the competition between carriers, increasing the number of mobile subscribers, new technologies as well as other trends in the telecommunications industry through our market leadership, comprehensive solutions, long-standing relationships with the three PRC telecommunications operators, customer focus, and highly qualified personnel. We also plan to expand our telecommunication software and service offerings to telecommunication providers in Southeast Asia, where 3G upgrades, software convergence and analytical tools such as Business Intelligence are in high demand as the operators in the region look to upgrade and expand their own systems going forward.

According to the Ministry of Industry and Information Technology of China, or MIIT, in November 2011, the number of China’s mobile phone subscribers increased to 975 million while the number of China’s fixed-line phone subscribers decreased to 286 million. Additionally, the number of broadband access subscribers in China increased to 155 million through the end of November 2011, and the number of Internet users in China increased to 513 million by the end of 2011. In China’s twelfth Five-Year-Plan (2011—2015), the government announced its support and commitment toward the continued development of telecommunication software and the IT services industry.

The following table sets forth certain information relating to the telecommunications industry in China as of the dates indicated:

	Year Ended December 31,
	2008	2009	2010	2011
Fixed-line Telephone
Subscribers (in millions)	341	314	294	286	*
Penetration rate	26%	23%	20%	19%
Mobile Telephone
Subscribers (in millions)	641	747	859	975	*
Penetration rate	48%	56%	59%	67%
Internet
Users (in millions)	298	384	457	513
Penetration rate	22%	29%	31%	35%
Broadband
Users (in millions)	83	103	126	155	*

Source:	National Statistical Bureau of China, MIIT, CINIC
*	As of the date of this report, data only available through November 30, 2011.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and enable us to maintain a leadership position in the telecommunications software products and services industry in China. Over the last decade, we have gained experience and knowledge in China’s telecommunications industry, including experience meeting the demand driven by new technologies as well as changes in business models impacted by both consumer demand and competition amongst the carriers. We believe we have the experience and the capabilities to anticipate the changes in the demands from the carriers and provide more sophisticated and personalized services to domestic and international customers.

Leading provider of telecommunications BSS/OSS solutions. We are a leading provider of business and operation support systems, or BSS/OSS, to Chinese telecommunications carriers and their provincial subsidiaries. We have deployed our industry-leading BSS/OSS solutions for 18 of China Mobile’s 31 provincial subsidiaries, and our operating analysis and decision support system platform for China Mobile’s headquarters and 18 of its provincial subsidiaries. We have constructed over 58% of China Mobile’s billing and customer relationship management, or CRM, systems and approximately 56% of its BI systems and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang Mobile provincial subsidiary, supporting over 45 million mobile subscribers. For China Unicom, we have deployed our BSS/OSS solution for 19 of its provincial subsidiaries and our operating analysis and decision support system platform for 5 of its provincial subsidiaries. For China Telecom, we have deployed our BSS/OSS solution for 15 of its provincial subsidiaries, and our operating analysis and decision support system solution for 12 of its provincial subsidiaries.

Comprehensive, scalable solutions. We offer a comprehensive suite of solutions and services that cover all major telecommunications systems, including business operation support systems, service application solutions and network infrastructure solutions. Over the years, we have continued to invest in our research and development of products and services and have created a high entry to barrier for competitors. Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time, which enables service providers to increase billing accuracy, accelerate the time-to-market for new services and improve the effectiveness of marketing and targeting efforts. Most of our software products are scalable to accommodate millions of users, which allow telecommunications carriers to develop their networks incrementally as their level of business grows without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allows our customers, third party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead.

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

Capitalizing on growth opportunities in China’s telecommunications market. We believe that increased competition among the telecommunications operators will continue to drive demand for nationwide BSS/OSS upgrades and new system deployments throughout China. We also expect the introduction of new technologies and change of consumer habits will intensify competition among mobile operators and drive up overall telecommunications software and IT service spending. With our market leadership in China and strong commitment to customer relationships, we believe we are well positioned to continue capitalizing on the competition and other trends in the telecommunications industry both domestically and abroad. We also intend to continue to leverage our industry knowledge and research and development capabilities to offer new solutions, including upgrades and add-ons, and provide more consulting and other value-added services in China.

Global market opportunities. We began providing our software solutions to telecommunications carriers outside of China in 2009, and we have entered into a number of agreements to provide our solutions in the Southeast Asia region. Although a small percentage of our business today, we believe this region will present additional opportunities in the future, as we grow our international business. We plan to leverage our core competency in China’s telecom space as we target international opportunities. Starting in 2011, we accelerated our product integration and standardization initiatives through the development of new products and features for our strategic projects both in China and Southeast Asia. We will continue to reinvest in strategic areas of our business to drive long-term, sustainable growth.

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

Enhancing our brand. We plan to continue building awareness of AsiaInfo-Linkage as a leading provider of high quality telecommunications software products and services in China. Our goal is to make the AsiaInfo-Linkage brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value both in China and abroad.

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

Our business model is to be a customer centric total solution provider, we focus on the customer wants and needs, we provide business operational consulting services to work together with customers to understand the situation and problem, help customers to increase the revenue, improve the operational efficiency and reduce the cost with our in-depth know-now by the combination of both business and technology, we also provide the IT architecture service to help customer to do the rolling plan to continuously improve their IT systems to address the market challenge, our professional service organization will implement the IT projects based on our core products listed in the following sections and provide the configuration, change of request and ongoing support services to smooth the routine system operation, our R&D organization will keep harvesting the business requirements and leverage the de facto industry standard to evolve our core products.

Besides the foundation business support system we have provided to the operators across China to enable the daily operation, we are also deploying the new solutions to help customers to address the business challenge in digital lifestyle era, for example, we help China Unicom to build the largest online service centre and electronic shopping mall (http://www.10010.com), we help China Telecom to build the convergent policy control facilities to tune the QoS according to customer profile across the wireless, broadband and WIFI connections, we help China Mobile to evolve the multiple electronic contact channel to support more than 70% of sales and customer service volume so that the operational cost of China Mobile can be reduced dramatically.

Using this customer centric service approach, we are able to keep our product portfolio sitting in the front of industry evolution.

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

•

OpenBI Product Suite. OpenBI is a carrier-class operating analysis and decision support system platform and the core of our BI solution. With embedded technology such as data warehousing, online analytical process and data mining, OpenBI enables service providers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for critical management decisions.

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

OSS Package

Our OSS Package is a highly comprehensive and intelligent service fulfilment framework based on OSS fulfilment domain definition in eTOM model and OSS specifications of telecom operators and taking into account the process analysis methodology (process reviewing and definition) and project implementation methodology (rapid and phased implementation). It enables rapid building of reliable and highly efficient service fulfilment system and ensures the actual needs and future requirements of telecom operators for system functionality and performance are met.

In OSS Package, process analysis methodology and project implementation methodology enables a rapid implementation of telecom service fulfilment system. It provides process analysis methodology, project implementation methodology, inventory data model, interface integration framework and built-in inventory management templates. The OSS package-based service fulfilment system is characterized by rapid process deployment, intelligent self-learning, implementation monitoring, high extensibility and easy integration. It provides comprehensive support for customers’ complicated service fulfilment process and accelerates implementation of new service fulfilment support process through accumulation function of module library.

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

Research and Development

We are committed to researching, designing and developing information technology solutions and software products that will meet the future needs of our customers. In 2011, we started the integration of our software and services as well as the standardization of our products and services in order to better service our telecommunication customers both in China and abroad. We upgrade our existing software products to enhance scalability and performance and to provide added features and functions. We had over three thousand employees in our research and development department as of December 31, 2011. Our core product development teams for telecommunications software are located in Beijing, Nanjing, Hangzhou and Guangzhou.

During the fiscal years ended December 31, 2011, 2010 and 2009, we had research and product development expenses of $58.9 million, $36.2 million and $30.4 million, respectively. In 2011, our research and development team made several achievements in the development of NG BOSS, BI systems, and cloud computing, in addition to developing international versions of our NG BOSS and BI systems and developing new CRM versions for China Mobile Zhejiang, Beijing and Shanghai.

Achievements in NG BOSS development

In 2011, our next generation business and operating support system was upgraded with improvements in billing and CRM functionality. Improvements were also made in prepaid tracking capabilities as well as in carriers’ corporate accounts. Billing capabilities combined with eight flexible payment methods provide customers with convenient and simple payment methods. Our CRM functionality includes a uniform platform development with uniform functionality and design for improved management of systems requirements and e-commerce websites. There were also improvements in support of value-added services and prepaid service upgrades. We are currently evaluating the potential requirements for the next phase of NG BOSS upgrades.

Achievements in BI development

In 2011, our business intelligence products saw improvements in search technology capabilities and personal portal technology capabilities. The development of an individual customer tag database and multi-functional tagging functionality allows analysis of customer behavior. With the results from the analytical data, the carrier is able to provide specific targeting strategies. In 2011, we also further strengthened our development marketing administration platform, optimized our multi-marketing-channel system, and enhanced our rates management system, which includes rates analysis, rates pre-performance, rates mapping, and rates recommendation. We believe these developments will allow telecommunications operators in China to be more competitive and present us with additional opportunities to expand our market share.

Achievements in Cloud Computing

In 2011, we continued to conduct targeted research designs and evaluated several key technologies regarding cloud computing, such as software and data access in virtualized infrastructure facilities and resources (host, network, storage) and cloud computing management platforms. Based on the concepts of platform-as-a-service and software-as-a-service, we are accelerating our research and development efforts in the development of platforms and services that provide multiple users the access to multiple applications.

Customers

Our customers consist primarily of Chinese telecommunications service providers and their provincial subsidiaries, including China Mobile, China Unicom, and China Telecom. For the year ended December 31, 2011, revenue from China Mobile and its provincial subsidiaries accounted for $252.7 million, revenues from China Unicom and its provincial subsidiaries were $130.1 million and revenues from China Telecom and its provincial subsidiaries were $89.9 million, or approximately 52.5%, 27.1% and 18.7% of our total revenues, respectively. In the international telecommunications market of Southeast Asia, our current customers consist of U Mobile Sdn Bhd, or U Mobile, Mfone TV Co., Ltd. or Mfone, and Nepal Telecom. Outside of the telecommunications industry, we also have customers in China’s cable TV industry, such as, Jiangsu Cable, Chongqing Cable, China DB Star and Gehua Cable.

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 650 million wireless voice service subscribers as of November 30, 2011, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s GSM network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. China Unicom merged with China Netcom and became a full-service telecommunications provider in October 2008. As of November 30, 2011, China Unicom had 200 million mobile (GSM+WCDMA) subscribers and 93 million local access subscribers and 56 million broadband subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia. In September 2008, China Telecom bought China Unicom’s CDMA business and became a full-service telecommunications provider. As of November 30, 2011, China Telecom had 126 million CDMA subscribers, 170 million local access subscribers and 77 million broadband subscribers.

International Telecommunications Customers

We provide both CRM and BI systems to U Mobile, a leading provider of telecommunications services in Malaysia, and we also provide a BI system for Mfone, a leading provider of fixed and mobile telecommunications services in Cambodia. In addition, we provide convergent real time billing and CRM systems to Nepal Telecom.

Cable TV Industry

China’s current cable TV industry is fragmented with over two thousand small cable TV operators. The Chinese government has initiated a consolidation of the cable TV industry into 31 provincial level entities and to be the led by one national operator, China Cable. Our strategy is to provide billing and CRM services to the cable providers that are the consolidators in the cable TV industry. Our customers in China’s cable TV industry are the largest cable operators in their respective markets, such as Jiangsu Cable, Chongqing Cable, China DB Star and Gehua Cable.

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

We rely on our own sales force to market and sell our products and services in China and globally. Our sales organizations are structured into five strategic customer accounts, namely China Mobile, China Unicom, China Telecom, Cable TV market and international market. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu, Fuzhou, Shenyang, Hangzhou, Nanjing, Guangzhou and Singapore.

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

Competition

The telecommunications software market is a highly competitive environment. Our competitors within China include local companies such as Digital China, Huawei, Neusoft and ZTE. We believe that we have competitive advantages in our product and service sectors due to our leading BSS/OSS solutions, comprehensive and scalable product and service offerings, customer-centric and cost effective project management capability, and established customer relationships. However, our competitors in China, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

The global telecommunications software market is highly competitive. Our competitors include Amdocs, Convergys, Comverse, Huawei, and ZTE along with other international players. We believe our core competencies will be able to lead us in our expansion into the international telecommunications software and services market. However, our global competitors may have greater financial, technical, and human resources than us, have entered into their respective markets earlier than us, and may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that our limited exposure in the global telecommunication software market might impede our further expansion.

China’s cable TV industry is currently fragmented with over two thousand cable TV operators and many more software and service providers with whom we compete. Our Hangzhou Zhongbo subsidiary is able to provide high quality software and services to China’s cable TV operators. As the cable TV industry is being consolidated at a national headquarters level with 31 provincial level subsidiaries, we plan to gain customers as an industry consolidator.

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

Policies to Encourage the Development of Software and Integrated Circuit Industries

In China’s twelfth Five-Year-Plan (2011—2015), the government reiterated the importance of developing and strengthening the IT and telecommunications industry in China. The PRC government’s encouragement of more sophisticated and integrated systems with enhanced security could prove favorable to the growth of our business. Moreover, the PRC government has stated its desire for convergence of telecom, Internet and cable and the improvement in the application of the Internet of Things, two trends that we recognize as having possible positive impacts on our business operations.

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

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by its previous circular as outlined above, including the value-added tax rebate on sales of software. The implementation guidance of this new circular has not been issued as of the date of this report, although the implementation guidance for value-added tax rebates on sales of software was issued in October 2011.

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

Despite the introduction of the provisions in 2001, PRC regulations still restrict most direct foreign ownership of VATS businesses in the PRC. We and our PRC operating subsidiaries are considered foreign persons or foreign-invested enterprises under PRC laws, and are therefore subject to foreign ownership restrictions in connection with our limited VATS Type 2 business activities. In order to comply with these restrictions, we entered into a series of contractual arrangements with certain individuals to facilitate our domestic companies, principally ZXJ in conducting value-added telecommunications services business in the PRC. Historically, our VIE Star VATS obtained a License for Operating Value-Added Telecommunications Services (Type 2), which expired in November 2009. ZXJ obtained a License for Operating Value-Added Telecommunications Services (Type 2), issued by the MIIT initially with a validity period from September 2010 to September 2015. While our VATS services offerings are limited to date, we anticipate offering customers various Type 2 VATS in the future.

We offer VATS services through our VIEs, principally ZXJ, since the expiration of Star VATS’ license. Our VIEs receive any revenue we generate in the VATS business, we do not have any equity interest in ZXJ, but instead have the right to enjoy economic benefits similar to equity ownership through our contractual arrangements with our VIEs and their respective shareholders. For more information on the regulatory and other risks associated with our contractual arrangements related to our VIEs, please see the discussion below in Item 1A, “Risk Factors.”

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

Regulations Affecting Acquisitions of PRC Companies by Foreign Entities

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which requires PRC residents to register with the competent local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in Circular 75 as “offshore special purpose company.” Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. In May 2011, SAFE issued the Circular 75 Operation Instruction, which stipulates the application documents should be submitted to local SAFE branch and the approval principle adopted by local SAFE branch. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore special purpose company” for purposes of Circular 75 and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations, including without limitation any and all implementation rules of Circular 75. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the PRC government, including restrictions on certain of our subsidiaries’ ability to pay dividends to us and our ability to increase our investment in those subsidiaries.

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

As of February 20, 2012, our subsidiaries or VIEs held the following certifications or qualifications, among others, that enable us to engage in certain industry or business activities:

•	Computer Information System Integration Qualification Certificate (Level 2) issued by the MIIT (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•	Computer Information System Integration Qualification Certificate (Level 1) issued by the MIIT (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.); and

•	The People’s Republic of China License for Operating Value-Added Telecommunications Services issued by the MIIT (holder: Beijing Zhongxinjia Sci-Tech Development Co., Ltd.).

As of February 20, 2012, our subsidiaries or VIEs held the following certifications or qualifications, among others, that provide us with tax benefits:

•

Hi-tech Enterprise Approval Certificate issued by the Beijing Municipal Science & Technology Commission, the Beijing Municipal Finance Bureau, the Beijing Municipal National Taxation Bureau and the Beijing Municipal Local Taxation Bureau (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Jiangsu Provincial Science & Technology Department, the Jiangsu Provincial Finance Department, the Jiangsu Provincial National Taxation Bureau and the Jiangsu Municipal Local Taxation Bureau (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by the Sichuan Provincial Science & Technology Department, the Sichuan Provincial Finance Department, the Sichuan Provincial National Taxation Bureau and the Sichuan Provincial Municipal Local Taxation Bureau (holder: AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by the Beijing Municipal Commission of Economy and Information Technology (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•	Software Enterprise Certificate issued by the Sichuan Information Industry Department (holder: AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by the Jiangsu Economic and Information Technology Commission (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.); and

•

Hi-tech Product Approval Certificate (Linkage New Generation Management Analysis System Software) issued by the Jiangsu Provincial Science & Technology Department (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.).

As of February 20, 2012, our subsidiaries or VIEs held the following certifications or qualifications, among others, that we believe provide us with marketing advantages:

•

CMMI (Capability Maturity Model Integration) LEVEL 3 Certificate issued by Carnegie Mellon University (holders: AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Quality Management System Certificate (GB/T 19001-2008 idt ISO 9001:2008 Standard) issued by the Guangzhou Saibao Certification Co., Ltd. (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Information Technology Security Service Certification (Security Engineering Level 1) issued by the China Information Technology Security Evaluation Center (holder: AsiaInfo-Linkage Technologies (China), Inc.); and

•	Membership of TM Forum Certification (Level B2) issued by the President and Chairman of TM Forum (holder: AsiaInfo-Linkage).

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark and patent registrations. We have filed thirteen trademark applications with the United States Patent and Trademark Office, five of which have been registered and eight of which are newly filed AsiaInfo-Linkage’s new logo and design. Our trademark application covering AsiaInfo’s logo and design has been granted by the Trademark Bureau of the State Administration of Industry and Commerce in China. We have also filed sixteen applications to protect AsiaInfo-Linkage’s new logo and design soon after the combination to the Trademark Bureau of the State Administration of Industry and Commerce in China, six of which have been registered. In addition, we have filed nine trademark applications with the Hong Kong Trade Marks Registry, three of which have been passed to registration and six pending newly filed AsiaInfo-Linkage’s new logo and design. We have filed twelve trademark applications in Thailand, and filed six trademark applications in Malaysia, Singapore, Australia and Japan, respectively. We have been granted fifteen patents and currently have four pending patent applications with the China State Intellectual Property Office for hardware and software products used or developed in our business. In addition, we have been granted one patent by the United States Patent and Trademark Office. More than 300 versions of our software products have been registered with the State Copyright Bureau in China, although we have not applied for copyright protection elsewhere, including in the U.S.

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

Employees

As of December 31, 2011, we had 10,541 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

Financial Information about Segments

Please refer to Note 27 of the notes to consolidated financial statements included in this report for detailed information regarding our segment reporting.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.AsiaInfo-Linkage.com, as soon as such reports become available on the Securities and Exchange Commission, or SEC, website at www.sec.gov. The contents of our website are not incorporated by reference into this report or any of our other Exchange Act reports.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom (and their respective provincial subsidiaries). In the aggregate, China Mobile, China Telecom and China Unicom accounted for 99%, 98% and 98% of our total revenues in 2009, 2010 and 2011 respectively. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits.

We market our software and services to, and sign contracts with, individual provincial subsidiaries of these three telecommunications carriers as well as their headquarters. We believe that our future success will depend to a significant extent on our ability to develop and maintain long-term relationships with these telecommunications carriers at the headquarter and provincial levels. We have dedicated significant resources over the past few years to maintaining our relationships with these telecommunications carriers at both the provincial and the headquarter levels. However, IT spending authority may become more centralized. For instance, China Unicom adopted the practice of requiring contracts to be entered into with the headquarters for solutions provided to its provincial subsidiaries, although the provincial subsidiaries will remain as the main decision-makers regarding the purchases. If telecommunications carriers begin to centralize purchasing decisions or otherwise change the level within the telecom operator at which the purchase decision is made or replace a key decision-maker at any decision-making level, our customer relationship may be disrupted and we may be unable to effectively and timely restore these relationships. Any failure to maintain close relationships with customers, due to unsuccessful sales and marketing efforts, lack of suitable products and solutions, unsatisfactory customer support and services or any other reason, could result in our losing customers and their businesses. If we lose a key customer, if a key customer significantly reduces its purchasing levels or delays a major purchase or if we fail to attract additional major customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Historically, China’s telecommunications sector has been subject to a number of state-mandated restructurings. For example, in 2002 China Telecom was split geographically into a northern division (comprising 10 provinces) and a southern division (comprising 21 provinces). As a result of the restructuring, new orders for telecommunications infrastructure expansion and improvement projects decreased, which adversely affected our revenue. Any similar restructurings of this nature could cause our operating results to vary unexpectedly from quarter to quarter in the future. It is also possible that software becomes centralized at the headquarters level of PRC telecommunications carriers or that China Mobile may establish two large data centers for the operation of its software structure, which may materially and adversely affect our operations.

In May 2008, China restructured its telecommunications carriers, creating three major carriers that have mobile, fixed-line and data services. As China’s telecommunications industry grows larger in size and smaller in the number of telecommunications carriers, more IT solutions providers will be competing for projects and telecommunications carriers may be able to exact lower prices for our solutions and services. If we cannot effectively compete with our competitors, we may lose business and our results of operations may be materially and adversely affected. Furthermore, telecommunications carriers may also find it more cost-effective to set up their own IT divisions to meet their IT needs, instead of outsourcing to third-party providers. If the current trend favoring the outsourcing of such services is reduced or reversed, our financial condition and results of operations may be materially and adversely affected.

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

A large part of the contract amount of our projects sometimes relates to hardware procurement. Since we recognize most of the revenues relating to hardware, at the time of hardware delivery, the timing of hardware delivery can cause our quarterly gross revenues to fluctuate significantly. Due to the foregoing factors, we believe that quarter to quarter comparisons of our results of operations may not be a good indication of our future performance and should not be overly relied upon. It is likely that our results of operations in some periods may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably decline, perhaps significantly more in percentage terms than any corresponding decline in our operating results.

Our working capital requirements may increase significantly.

We typically purchase hardware for our customers as part of our turn-key total solutions services. Other than the IBM Type Arrangements as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, such as projects in Southeast Asia, we have agreed to payment of less than 80% to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

We may be exposed to the credit risk of customers that have been adversely affected by weakened global economy.

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

Certain of our affiliates are engaged in businesses that PRC laws and regulations currently prohibit foreign-invested companies from engaging in, including those involving value-added telecommunications services, which we refer to “restricted businesses.” AsiaInfo-Linkage and its PRC operating subsidiaries in China are considered foreign persons or foreign-invested enterprises under the laws of China and cannot therefore engage in restricted businesses.

Many aspects of the telecommunications services industry, such as VATS, are also restricted from foreign ownership in most circumstances. In order to comply with these restrictions, we have entered into a series of contractual agreements with certain individuals to facilitate our domestic companies, principally ZXJ, in conducting value-added telecommunications services business in the PRC. Through our VIEs we provide outbound call services on behalf of telecommunications operators in the PRC and may provide other value-added telecommunications services. Our VIEs make use of the licenses and approvals that are essential to conducting VATS business in the PRC. However, these licenses and approvals expire and we may be unable to renew them. For instance, Star VATS, our VIE, had obtained a License for Operating Value-Added Telecommunications Services (Type 2), which expired in November 2009, and which has not been renewed, and ZXJ’s License for Operating Value-Added Telecommunications Services (Type 2) expires in September 2015. If these licenses and approvals expire and we are unable to renew them, our continuing VATS services may not be in compliance with PRC law and we may be forced to suspend VATS activities.

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

In August 2006, six PRC regulatory authorities, including MOFCOM and the CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective in September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to

MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Compliance with the M&A Rules, and any related approval processes, including obtaining approval from MOFCOM, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

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

In 2011, we recorded $1.1 million in aggregate non-cash impairment charges to net income, and we may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

Our short-term investment policy and strategy attempt primarily to preserve capital and meet our liquidity requirements. Our marketable securities are classified as available-for-sale securities in short-term investments and are reported at fair value with net unrealized losses recognized as accumulated other comprehensive income in stockholders’ equity, unless there is a decline in fair value below cost that we consider to be other than temporary, in which case the amount of the decline would be recognized as a loss and reflected in our statements of operations. As of December 31, 2011, we recognized a $0.1 million non-cash impairment charge to net income related to our short-term investments in certain stock funds. We review our short-term investments to determine whether any differences between cost and fair value are other-than-temporary impairment in accordance with authoritative accounting guidance.

As of December 31, 2011, we recognized a $1.0 million impairment on long-term investments, representing the decline in fair value of our 9.5% equity stake in Santen Corporation, a Cayman Islands company, which, through its subsidiaries in China, provides a form of value-added telecommunication services to telecommunications carriers in China. We review long-term investments for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may no longer be recoverable.

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

If any of our management or key personnel joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key professionals and staff members. Each of our executive officers has entered into employment agreements and confidentiality and non-competition agreements with us. However, if any dispute arises between our officers and us, the non-competition provisions contained in their confidentiality and non-competition agreements may not be enforceable, especially in China, where most of these executive officers and key employees reside, on the ground that we have not provided adequate compensation to these executive officers for their non-competition obligations, which is required under the relevant PRC regulations.

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

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered several marks and filed many other trademark applications in the U.S., China, Hong Kong, Thailand, Malaysia, Singapore, Australia and Japan. We have also registered copyrights in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere, including in the U.S. We have been granted numerous patents and have filed many other patent applications in China for hardware and software products used or developed in our business. We have been granted one patent in the U.S., and have not applied for patent protection elsewhere. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

The fact that our business is conducted in U.S. dollars and RMB, and we expect will be conducted in certain Southeast Asian currencies, may subject us to currency exchange rate risk due to fluctuations in the exchange rate between such currencies.

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

A majority of our revenues and expenses relating to hardware, software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries and expect to continue to do so in future, which may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

We use U.S. dollars as our reporting and functional currency. The financial records of our Chinese subsidiaries and VIEs are maintained in RMB, their functional currency, and our subsidiaries and VIEs in Southeast Asia maintain their financial records in the currencies of their local jurisdiction. Their assets and liabilities are translated into U.S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rates might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $17.3 million, $9.2 million and $0.1 million in other comprehensive income in 2011, 2010 and 2009, respectively.

The markets in which we sell our services and products are competitive and we may not be able to compete effectively.

The telecommunications software market is a highly competitive environment. Our competitors within China include local companies such as Digital China, Huawei, Neusoft and ZTE. We believe that we have competitive advantages in our product and service sectors due to our leading BSS/OSS solutions, comprehensive and scalable product and service offerings, customer-centric and cost effective project management capability, and established customer relationships. However, our competitors, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

The global telecommunications software market is highly competitive. Our competitors include Amdocs, Convergys, Comverse, Huawei, and ZTE along with other international players. We believe our core competency will be able to lead us in our expansion in the international telecommunications software and services. Our global competitors may have greater financial, technical, human resources and have entered into the respective markets much earlier than us, and may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that our limited exposure in the global telecommunication software market might impede our further expansion.

China’s cable TV industry is currently fragmented with over two thousand cable TV operators and many more software and service providers whom we compete with. Our Hangzhou Zhongbo subsidiary is able to provide high quality software and services to China’s cable TV operators. As the industry is being consolidated into a headquarter level and 31 provincial level entities, we will seek to gain customers as an industry consolidator.

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

In the past, periods of volatility in the market price of a particular company’s securities have often been followed by the institution of securities class action litigation against that company. Many companies in our industry have been subject to this type of litigation in the past. We were involved in securities class action litigation as a result of allegedly improper allocation procedures relating to the sale of our common stock in connection with our initial public offering in March 2000, which was settled in January 2012. Moreover, we are currently involved in a litigation alleging short-swing trading by the underwriters of our initial public offering. Although we do not expect these actions to have a material effect on our consolidated financial condition, results of operations or cash flows, litigation is often expensive, diverts management’s attention and resources, and could materially and adversely affect our business.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of December 31, 2011, 72,430,221 shares of our common stock were outstanding, and there were approximately 7,018,182 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2012; Class II will expire at the annual meeting of the stockholders to be held in 2013 and Class III, whose term will expire at the annual meeting of stockholders to be held in 2014. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

Our change-of-control severance agreements with executive officers may discourage a change of control.

We have entered into change-of-control severance agreements with most of our executive officers. These agreements provide, among other things, that the executive officers would be entitled to various benefits upon the occurrence of a covered termination which occurs within one year after a change of control, including payment of all accrued and unpaid salary, bonus, reimbursable expenses, vacation and employee benefits, immediate vesting of 50%, or 100% in the case of Steve Zhang, our President and Chief Executive Officer, of any outstanding unvested stock options held by the executive officer and the provision of medical benefits and housing allowance. If a change of control occurs, and regardless of whether a covered termination takes place, the executive officers may be entitled to accelerated vesting of 50% of any outstanding unvested stock options held by the executive officer. The potential obligations to pay executive officers such severance amounts may discourage a potential acquirer from effecting a change of control.

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

We are exposed to certain tax risks in China under the new Enterprise Income Tax Law of the PRC.

The Enterprise Income Tax Law of the PRC, or the EIT Law, which took effect on January 1, 2008, has applied a uniform 25% enterprise income tax rate to all “resident enterprises” in China, including foreign invested enterprises, or FIEs. Moreover, the EIT Law applies to enterprises established outside of China with “de facto management bodies” located in China. Under the implementation regulations to the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. While we do not believe we are a “resident enterprise,” because ambiguities exist with the interpretation and application of the EIT Law and the implementation regulations, we may be considered a PRC resident enterprise and therefore may be subject to the China enterprise income tax at the rate of 25% on certain of our income.

Certain of our subsidiaries in China are likely to continue to enjoy preferential tax rates, as they have been qualified as High-and-New-Technology Enterprises, or HNTEs, or have previously been qualified as Key Software Enterprises under the EIT Law. The qualification of our subsidiaries as Key Software Enterprises may not be renewed and the qualification of our subsidiaries as HNTEs may be challenged, revoked or rejected by tax authority in the future, which would result in the loss of the preferential tax rate enjoyed as a result of such qualifications and would have a material adverse effect on our future financial condition and results of operations.

Dividends payable by us to our non-PRC stockholders, and gains on the sales of our common stock, may be subject to withholding taxes under PRC tax laws, which may negatively impact the value of your investment.

The prevailing PRC tax law and regulations provide that a 10% withholding tax will normally be applicable on dividends payable to non-PRC stockholders which are derived from sources within the PRC, unless otherwise exempted or reduced by tax treaties or similar arrangements. Any gains realized on the transfer of shares by such stockholders may also be subject to a 10% withholding tax if such gains are regarded as income derived from sources within the PRC. The dividends we pay with respect to our common stock, or the gain our non-PRC stockholders may realize from the transfer of our common stock, may be treated as PRC-sourced income and may therefore be subject to a 10% PRC withholding tax. However, ambiguities exist in the prevailing PRC tax legislations with respect to the interpretation and identification of PRC-sourced income, as well as how to tax the gain realized from the transfer of common stock on a foreign stock exchange. If we are required under the prevailing PRC tax law and regulations to withhold PRC income tax on dividends payable to our non-PRC stockholders, or if non-PRC stockholders are required to pay PRC income tax on gains on the transfer of their shares of common stock, the value of their investments may be negatively affected.

We may undertake foreign or domestic acquisitions, investments, joint ventures or other strategic alliances, which could have a material adverse effect on our ability to manage our business. In addition, such undertakings may not be successful.

Our strategy includes plans to grow both organically and through acquisitions, participation in joint ventures or other strategic alliances. Such growth may include expansion outside of China and into cable and other markets besides our traditional telecommunication market. For instance, as of January 31, 2012, we entered into agreements to provide our telecommunications solutions in Malaysia, Cambodia, and Nepal, and we also have customers in China’s cable TV industry, such as, Jiangsu Cable, Chongqing Cable, China DB Star and Gehua Cable. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. These risks can be particularly pronounced when entering into new geographic or vertical markets in which we have less experience. In addition, we may not be able to identify suitable future acquisition candidates or joint venture or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition, joint venture or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, we may not be able to implement our strategies effectively or efficiently.

In addition, our ability to successfully integrate acquired companies and their operations may be adversely affected by a number of factors. These factors include:

•	diversion of management’s attention;

•	difficulties in retaining customers of the acquired companies;

•	difficulties in retaining personnel of the acquired companies;

•	entry into unfamiliar markets, such as international markets or vertical markets in which we have not previously operated;

•	unanticipated problems or legal liabilities; and

•	tax and accounting issues.

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

Our international expansion efforts, particularly in Southeast Asia, may face political, economic, legal, social, management and customer risks that could harm our business.

An important part of our business strategy is to pursue global market opportunities. Although a small percentage of our business today, we have entered into a number of agreements to provide our software solutions in the Southeast Asia region and believe this region will present additional opportunities in future. However, expanding into this region presents a number of risks. Many countries in Southeast Asia are emerging markets and are subject to greater political, economic, legal, and social risks than more developed markets, including risks relating to:

•	political and governmental instability, including domestic political conflicts and inability to maintain consensus;

•	economic instability, including weak banking systems, inflation and currency risk, lack of capital, and changing or inconsistent economic policy;

•	weaknesses in legal systems, including inconsistent or uncertain national and local regimes, unavailability of judicial or administrative guidance, and inexperience;

•	tax uncertainty, including tax law changes, limited tax guidance, and difficulty determining tax liability or planning tax-efficient structures;

•	unreliability of official government statistics or reports;

•	import/export, foreign exchange, and other trade-related matters;

•	organized crime, political corruption, money laundering and other crime; and

•	cultural and language differences.

In addition, there are numerous operational risks associated with our doing business outside of China, particularly in Southeast Asia. In many countries in Southeast Asia, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. It may also be difficult for our executive officers who reside in the PRC to effectively oversee the day-to-day management of our operations in these countries. Furthermore, there may be many established incumbent players in these markets who already enjoy a significant presence, and it may be difficult for us to win market share from them or to overcome local barriers of entry for foreign competitors. Moreover, we have less experience dealing with customers in emerging Southeast Asian markets, including assessing customer creditworthiness and managing collections and accounts receivable, which together with the economic instability in the region may result in increased allowances for doubtful accounts. Any of these risks may have a material adverse effect on our business, financial condition and results of operations.

Asset impairment reviews may result in future write-downs.

Our accounting policies require us, among other things, to conduct annual reviews of goodwill, and to test intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets. In addition, our stock price has significantly declined in recent years, which might increase the possibility of goodwill impairment.

ITEM 1B.	Unresolved Staff Comments

We did not receive any material comments from the SEC staff more than 180 days before the end of 2011 regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2.	Properties

Our principal development facilities and administrative offices are currently located in Beijing and Nanjing and occupy, in the aggregate, approximately 27,778 square meters. Each of our subsidiaries and VIEs generally enter into separate leases. The current leases for our Beijing facilities mostly expire in December 2012, and for our Nanjing facilities the central three leases expire in April 2012, November 2012 and February 2013. We also have regional branches in various cities in China, including Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Haikou, Changsha, Jinan, Haerbin, Tianjin, Wuhan, Fuzhou, Beijing and Macao as well as regional offices in Singapore, Thailand, Malaysia and Santa Clara, California.

In China, all land is owned by the government of China, its agencies and its collectives, which grant land use right for periods ranging from 50 to 70 years that are typically renewable. To obtain land use right, various steps may be involved to develop the land or obtain related government approvals. We completed the process to obtain land use rights for 11,332 square meters of land in Beijing, on which we plan to construct a building of approximately 20,964 square meters over ground for use as our new corporate headquarters. In October 2009, we entered into an agreement with Zhongguancun Software Park Development Co., Ltd., or ZSPD, pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10.8 million, all of which had been paid to ZSPD as of December 31, 2011. In connection with the agreement, we became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use right with respect to such land. In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use right with a 50-year term, for a consideration of approximately $2.9 million, plus related local levy of $0.1 million, paid in June and August 2011, respectively. As of December 31, 2011, we obtained the National Land Use Right Certificate, the Land Use Planning Permit and the Construction Project Plan Permit.

ITEM 3.	Legal Proceedings

In December 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or our IPO. The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement. Plaintiffs sought rescission of their alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs have filed approximately 1,000 other, substantially similar class action cases, or the IPO Allocation Cases, against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us have all been transferred to a single federal district judge for purposes of case management.

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. Several appeals were filed and, in January 2012, the last appellant in the IPO Allocation Cases agreed to withdraw and dismiss his objection to the settlement with prejudice. With the IPO Allocation Cases over, settlement distributions begin. We expect any damages payable to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies, and we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

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

In December 2010, the Ninth Circuit Court of Appeals affirmed the District Court’s decision to dismiss our case on the grounds that plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the District Court’s decision on the underwriter’ motion to dismiss as to the claims arising from the non-moving issuers’ IPOs, finding plaintiff’s claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the District Court the same challenges to plaintiff’s demand letters that moving issuers had filed. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In January 2011, the underwriters and another appellant filed motions to stay the issuance of the Ninth Circuit’s mandate, which the Ninth Circuit granted, staying the mandate for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review. The underwriter defendants and plaintiff have submitted briefing to the U.S. Supreme Court, which has scheduled oral argument for November 2011. On November 29, 2011, the Supreme Court heard oral argument regarding the underwriter defendants’ petition relating to the statute of limitations issue.

We intend to continue to defend vigorously the remaining litigation matter described above. While we cannot guarantee the outcome of these proceedings, we believe that the final results of these lawsuits will have no material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended December 31, 2011, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been quoted on The Nasdaq Global Market under the symbol “ASIA” since our initial public offering in March 2000. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on The Nasdaq Global Market.

	High $	Low $
2011:
Fourth Quarter	11.70	6.21
Third Quarter	17.65	7.10
Second Quarter	22.91	13.49
First Quarter	21.92	17.00
2010:
Fourth Quarter	24.50	15.80
Third Quarter	27.05	15.76
Second Quarter	32.60	19.01
First Quarter	32.45	22.44

As of February 17, 2012, we had approximately 710 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to the common stock that may be issued under our existing equity compensation plans. Further information concerning our existing equity compensation plans is available in the section entitled “Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed with the SEC.

Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding units		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,018,182	(1)	$8.52	(2)	3,691,700	(3)
Equity compensation plans not approved by security holders	0		0		0
Total	7,018,182	(1)	$8.52	(2)	3,691,700	(3)

(1)	Includes 6,800,623 shares issuable upon exercise of outstanding stock options; 217,559 shares issuable upon vesting of outstanding restricted stock units; and 0 shares issuable under outstanding performance stock units.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units or the shares issuable under outstanding performance stock units, both of which have no exercise price.
(3)	Options and other awards that are outstanding under our existing stock option plans will become available for re-grant under our 2011 Stock Incentive Plan if those awards are forfeited or cancelled prior to vesting, exercise or expiration.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our common stock, the Standard & Poor’s 500 Information Technology Sector Index, or the S&P 500 Information Technology, and the Nasdaq Stock Market Index for U.S. and foreign companies, or the Nasdaq U.S. & Foreign Index. The graph assumes the investment of $100 on December 31, 2006 in our common stock, the S&P 500 Information Technology and the Nasdaq U.S. & Foreign Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2006 was the closing sales price of $7.68 per share.

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

	December 2006 ($)	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)	December 2011 ($)
AsiaInfo-Linkage, Inc.	100.00	143.23	154.17	396.48	215.76	100.91
Nasdaq U.S. & Foreign Index	100.00	110.26	65.65	95.19	112.10	110.81
S&P 500 Information Technology	100.00	116.31	66.13	106.95	117.85	120.69

Issuer Purchases of Equity Securities

On January 30, 2011, we announced the authorization of a new stock repurchase program under which we could purchase up to $60.0 million in aggregate value of our common stock within a period of twelve months. As of June 30, 2011, we had repurchased 3,166,500 shares of our common stock at a total cost of approximately $60.0 million pursuant to this repurchase program.

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Notes 4 and 25 of the notes to consolidated financial statements for detailed information regarding discontinued operations and noncontrolling interest, respectively.

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	(Amounts in thousands of U.S. dollars, except per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$481,043	$343,383	$213,756	$146,881	$113,940
Total cost of revenues	273,111	173,801	100,450	74,659	61,968
Gross profit	207,932	169,582	113,306	72,222	51,972
Total operating expenses	152,168	109,475	78,523	54,667	42,741
Income from continuing operations	72,986	53,743	33,457	16,505	17,114
Income from discontinued operations, net of taxes	0	1,058	1,973	2,270	6,513
Net income	72,986	54,801	35,430	18,775	23,627
Less: net loss attributable to noncontrolling interest	(1,573)	(1,410)	(429)	(15)	0
Net income attributable to AsiaInfo-Linkage, Inc.	74,559	56,211	35,859	18,790	23,627
Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$1.02	$0.90	$0.75	$0.37	$0.39
Diluted	$1.01	$0.89	$0.73	$0.35	$0.38
Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.02	$0.04	$0.05	$0.15
Diluted	$0.00	$0.02	$0.04	$0.05	$0.14
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$1.02	$0.92	$0.79	$0.42	$0.54
Diluted	$1.01	$0.91	$0.77	$0.40	$0.52

	As of December 31,
	2011	2010	2009	2008	2007
	(Amounts in thousands of U.S. dollars)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$272,438	$237,844	$238,553	$172,119	$148,834
Total assets	1,270,161	1,253,206	481,777	323,154	308,469
Total equity	976,913	938,378	276,669	208,460	207,788

(1)	We adopted authoritative guidance regarding accounting for uncertainty in income taxes on January 1, 2007, prospectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

After we penetrate into China’s cable business supporting system market through our Hangzhou Zhongbo subsidiary, a provider of IT solutions to broadcasting operators in China, we have won several critical contracts to provide modernized business support system for consolidated provincial level cable operational entities, such as Jiangsu province, Zhejiang province as well as Chongqing and Beijing. The successful implementation of these project and business value brought the out-of-box business processes will setup a good showcase for the future cable industry consolidation between multiple regional operators, which is expected to be accelerated in the coming years. We believe we are well positioned to gain market share in China’s cable TV industry.

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers, in 2011, received recognition from our customers in Southeast Asia after an arduous vendor selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. We expect additional revenue contribution from the markets out of China over the next few years.

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

	Year Ended December 31,
	2011		2010		2009
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$252,693	52.5%	$210,396	61.3%	$149,032	69.7%
China Telecom	89,916	18.7	51,088	14.9	19,565	9.2
China Unicom	130,131	27.1	76,334	22.2	44,543	20.8

Total	$472,740	98.3%	$337,818	98.4%	$213,140	99.7%

As a result of our reliance on our key customers in the telecommunications industry, our operating results are influenced by governmental spending policies in that sector. Historically, there have been a number of state-mandated restructurings in China’s telecommunications sector. Some of these restructurings have led to cancellation or delays in telecommunications-related capital expenditures that have negatively impacted our operating results in certain periods. Other restructurings have caused our revenues to increase as carriers have increased spending on software and IT infrastructure designed to increase their competitiveness. Any future restructurings affecting our major telecommunications customers could have an adverse impact on our business.

For financial reporting purposes, we present our revenues as follows:

•	software products and solutions;

•	services; and

•	third party hardware.

In December 2010 we disposed of our IT security services business.

Revenues

In accordance with authoritative accounting guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, and other applicable revenue recognition guidance and interpretations.

We allocate revenue to each deliverable based on the deliverable’s fair value as determined by vendor-specific objective evidence, or VSOE, which is the price charged when that element is sold separately, or third party evidence, or TPE, of selling prices. When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price. When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. For elements not yet sold separately, the fair value is equal to the price established by our management if it is probable that the price will not change before the element is sold separately. As we have concluded we are unable to establish fair values for deliverables within a multiple-element arrangement using VSOE or TPE, we use our best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

For sales that involve the delivery of multiple elements including a combination of various software related and non-software related products and services offerings. In such arrangements, we evaluate if a tangible product includes software. If a tangible hardware product includes software and if both hardware and software components work together to deliver the product’s essential functionality then we will treat the entire product as non-software element. Next, we allocate the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. We then further allocate consideration within the software group to the respective elements within that group following the guidance in Accounting Standards Codification, or ASC, 985-605 and our policies described above. After the arrangement consideration has been allocated to the elements, we account for each respective element in the arrangement separately.

We report our revenues on the basis of the three principal types of revenues derived from our business: software products and solutions revenue, service revenue and third party hardware revenue. Please refer to Note 27 of the notes to consolidated financial statements included in this report for detailed information regarding our segment reporting.

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

	Year Ended December 31,
	2011	2010	2009
Revenues net of hardware costs:
Software products and solutions revenue	$431,355	$301,970	$179,177
Service revenue	31,572	26,596	21,704
Third party hardware revenue net of hardware costs	905	743	644

Total revenues net of hardware costs	463,832	329,309	201,525
Total hardware costs	17,211	14,074	12,231

Total revenues	$481,043	$343,383	$213,756

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

Operating Expenses (Income)

Operating expenses (income) are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses, and government subsidy. Amortization of acquired intangible assets expenses consistently comprise a significant portion of our total operating expenses (income).

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. To a smaller degree, our operations in Southeast Asia are conducted through our joint venture in Singapore and its subsidiaries. Prior to the enactment of the EIT Law, which became effective on January 1, 2008, FIEs were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 2008, we had received certification of HNTE status for AsiaInfo-Linkage Technologies (China), Inc., or AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, which allows those companies to compute tax at a reduced 15% tax rate starting January 1, 2008. AIBJ, AICD and Linkage Nanjing filed renewal applications in the year of 2011. As of the date of this report, AIBJ, AICD and Linkage Nanjing have obtained the HNTE certificates issued by the government authorities. As such, we computed tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing. AIBJ and Linkage Nanjing were approved as a Key Software Enterprise, and were eligible for a further reduction in their tax rate to 10% for 2008, 2009 and 2010. As of the date of this report, government authorities in charge of the approval of Key Software Enterprise status have not released the guidance and application requirements regarding how to apply for Key Software Enterprise status for 2011. AIBJ and Linkage Nanjing plan to apply for Key Software Enterprises status for 2011 upon the release of such guidance and application requirements.

Sales of hardware procured in China are subject to a 17% value-added tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the value-added tax. We effectively pass value-added tax on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a value-added tax refund. If the net amount of the value-added tax payable exceeds 3% of software sales and software-related services, the excess portion of the value-added tax is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the rebate of value-added tax is included in software revenue. Historically, the value-added tax refund is not taxable for income tax purpose as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in January 2009, although the value-added tax refund would remain non-taxable when the refund is used for purchase of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the value-added tax refund received as a non-taxable item for income tax purposes till the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statement of operations net of business tax incurred.

Effective from December 1, 2010, our PRC subsidiaries are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of value-added tax and business tax paid, respectively.

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by previous circulars, including the value-added tax rebate on sales of software. The implementation guidance of this new circular has not been issued as of the date of this report, although implementation guidance for value-added tax rebates on sales of software was issued in October 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our US parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in anticipation of increases in value of the RMB. In 2011, AsiaInfo-Linkage Technologies (China), Inc. made a $5 million dividend payment to AsiaInfo-Linkage, Inc., and we exchanged an equivalent amount cash from RMB to U.S. dollars to fulfil the dividend payment requirement.

Pursuant to the rate of exchange quoted by People’s Bank of China, as of December 31, 2011 the exchange rate between the RMB and the U.S. dollar decreased 4.9% to U.S.$1.00 = RMB6.3009, compared to the rate of U.S.$1.00 = RMB6.6227 as of December 31, 2010.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, warranty obligations, bad debts, inventories, short-term investments, long-term investments, long-lived assets, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenue recognition policies for discontinued IT security business. The information security products sold by our former Lenovo-AsiaInfo division have been accounted for under GAAP accounting guidance regarding software revenue recognition for products with multiple deliverables. The related software contained in our information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

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

The HNTE certificates of AIBJ, AICD and Linkage Nanjing were subject to renewal in 2011 and such three companies filed renewal applications in 2011. As of the date of this report, AIBJ, AICD and Linkage Nanjing obtained the HNTE certificates. We had previously used the 25% statutory rate as the applicable rate to calculate the deferred tax balance of Linkage Nanjing after the expiration of its current HNTE certificate. In the second quarter of 2011, Linkage Nanjing received a preliminary confirmation of its HNTE status. We then believed that Linkage Nanjing would obtain its HNTE certificate and renew the status going forward and, accordingly, re-calculated the balances of deferred tax relating to acquired intangible assets amortization and social welfare accrual by applying a 15% rate instead of a 25% rate. Such change resulted in a reduction of deferred tax balance and a net income tax credit to our consolidated statements of operations.

AIBJ and Linkage Nanjing were approved as a Key Software Enterprise, and were eligible for a further reduction in their tax rate to 10% for 2008, 2009 and 2010. As of the date of this report, government authorities in charge of the approval of Key Software Enterprise status have not released the application requirements for 2011. AIBJ and Linkage Nanjing plan to apply for Key Software Enterprises status for 2011 upon the release of the application requirements but there is uncertainty as to whether we will receive such status until we know and understand all the new requirements.

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

Intangible Assets and Goodwill. Intangible assets consist of certain identifiable intangible assets resulting from business acquisitions and primarily comprise customer relationships, trade name, core technologies and existing technology. We amortize these intangible assets over their respective estimated useful lives, which range from 0.5 to 19 years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheets as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the stock prices, business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow, or DCF,) methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

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

We had one reporting unit as of December 31, 2011 and 2010, our telecommunications reporting unit. The goodwill allocated to the reporting unit was $433.5 million and $433.1 million as of December 31, 2011 and 2010, respectively.

For the third quarter of 2011, we conducted our quarterly review of impairment indicators, during which we noted that due to the significant decline in our stock price for a sustained period, there was an impairment indicator related to goodwill as of September 30, 2011. In response, we performed an assessment of the carrying value of goodwill. Based on that assessment, we concluded that no impairment loss needed to be recognized as of September 30, 2011.

As our annual goodwill impairment testing date is October 1, 2011, we evaluated the situation as of October 1, 2011 by referencing to the assessment performed with respect to September 30, 2011, and concluded that there was no goodwill impairment as of October 1, 2011.

For the fourth quarter of 2011, we conducted our quarterly review of impairment indicators, during which we noted that due to the significant decline in our stock price for a sustained period, there was an impairment indicator related to goodwill as of December 31, 2011. In response, we qualitatively assessed whether it is more likely than not that the fair values of the reporting unit was less than the carrying amount, by taking into consideration all the events and circumstances listed in FASB Accounting Standards Codification, or ASC, 350, Intangibles—Goodwill and Other and other entity specific factors and determined to perform the quantitative goodwill impairment test for the reporting unit.

In the goodwill impairment test, we used the income approach, which we believed to be more reliable than the market approach in determining the fair value of our reporting unit. Accordingly, we adopted the DCF method under the income approach, which considers a number of factors that include expected future cash flows, growth rates, discount rates, and comparable multiples from publicly traded companies in our industry and requires us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business. The assumptions are inherently uncertain and subjective.

When applying the DCF method for the reporting unit, we incorporated the use of projected financial information and a discount rate developed using market participant based assumptions. The cash flow projections were based on five-year financial forecasts developed by management that included revenue projections, capital spending trends, and investments in working capital to support anticipated revenue growth. The discount rate selected was 15.5% with the considerations of the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit.

In addition, we have performed a sensitivity analysis of the results. If the discount rate increased by 1% or the revenue growth rate of future projection decreased by 1%, the fair value would remain higher than the carrying value of the reporting unit. We also applied a hypothetical 10% decrease to the fair value of the reporting unit, which on December 31, 2011 would not have triggered additional impairment testing and analysis.

Our revenue growth rate assumption is indirectly dependent on government budgetary policy for the telecommunications and internet industries in China. The laws and regulations applicable to the telecommunications and internet industry in China remain unsettled and could have a material adverse effect on our business and may lead to a decrease of growth rate. Our customer base is concentrated and the loss of one or more customers would have a significant effect on our estimated growth rate. Please see “Risk Factors” for a discussion of other risks and uncertainties that may adversely affect our growth.

We also reconciled the fair value of the reporting unit to the market capitalization from the perspectives of control synergies, asymmetric data, excessive short position against stocks, thin trading volume, and other factors.

Based on that assessment, we concluded that no impairment loss needed to be recognized as of December 31, 2011.

We recognized no impairment loss on goodwill in 2011, 2010 and 2009.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of them were other-than-temporary in accordance with ASC 320 and SEC Staff Accounting Bulletin Topic 5M. We determined that the decline in fair value of the long-term investment in Santen and of the short-term investments in available-for-sale securities were other-than-temporary and, accordingly, provided for impairment losses in 2011. We recognized $950 and $nil in impairment losses on long-term investments in the year of 2011 and 2010, respectively. We recognized $144 and $281 in impairment losses on short-term investments in the year of 2011 and 2010, respectively.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Total revenues increased 40.1% to $481.0 million in 2011, from $343.4 million in 2010. Our revenues for full year 2010 included only six months of consolidated operating results after the closing of the merger of AsiaInfo and Linkage. Full year 2011 and 2010 statements of operations are not comparable. Revenue from software products and solutions was $431.4 million, representing a 42.8% increase from $302.0 million in 2010. Service revenue was $31.6 million, representing an 18.7% increase from $26.6 million in 2010. Revenue from third party hardware was $18.0 million, representing an increase of 22.3% from $14.8 million in 2010.

Cost of revenues. Our total cost of revenues was $273.1 million in 2011, representing a 57.1% increase from $173.8 million in 2010, primarily due to increased implementation headcount and employee compensation, resulting in an increase in overall labor costs, and the addition of new customers such as China Unicom’s northern six provinces and international customers, projects which required significant upfront investment. In addition, amortization of acquired intangible assets related to the Linkage merger was $20.1 million in 2011 and $10.0 million in the second half of 2010.

Gross profit. Our gross profit increased 22.6% in 2011 to $207.9 million, from $169.6 million in 2010.

Operating expenses. Total operating expenses increased 39.0% to $ 152.2 million in 2011, from $109.5 million in 2010. Other than the additional operating expenses following the Linkage merger, the increase was primarily driven by increased headcount and product development for international expansion. In addition, amortization of acquired intangible assets related to the Linkage acquisition was $25.1 million in 2011, and 11.0 in the second half of 2010.

Sales and marketing expenses increased 49.9% to $75.0 million in 2011, from $50.0 million in 2010. Other than the additional sales and marketing expenses following the Linkage merger, the increase was mainly due to amortization of acquired intangible assets related to the Linkage merger of $25.1 million and higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses decreased 12.3%, to $20.4 million in 2011, from $23.3 million in 2010. The decrease was largely attributable to non-recurring expenses of $4.2 million related to the Linkage merger in 2010, offset by the effect of additional general and administrative expenses following the Linkage merger.

Research and development expenses increased 62.8% to $58.9 million in 2011, as compared to $36.2 million in 2010. Other than the additional research and development expenses following the Linkage merger, the year-over-year increase was primarily driven by the addition of research and development engineers, investment in product development and product standardization for current and anticipated overseas expansion.

In the second quarter of 2011, we received and recorded a government subsidy of $2.1 million as a reward for high-tech software innovation.

Income from operations. Income from operations decreased to $55.8 million in 2011 from $60.1 million in 2010, reflecting our increased headcount and product standardization and development for international expansion. Operating margin was 11.6% in 2011, as compared to 17.5% in 2010.

Income tax (benefit) expense. In 2011 we had an income tax benefit of $12.0 million as compared to income tax expense of $9.6 million in 2010. Our effective tax rate was (20)% for 2011 as compared to 15% for 2010. The decrease in effective tax rate was mainly caused by a one-time adjustment to deferred taxes due to a change in the statutory tax rate of Linkage Nanjing for 2011 from 25% to 15% where certain acquired deferred tax liabilities were tax effected at 25% but adjusted to a lower amount due to the tax rate reduction, as Linkage Nanjing was notified that its HNTE status was approved in 2011. Without such one time adjustment, the effective tax rate for 2011 would have been 10%. The decrease in our effective tax rate from 2010 to 2011 also reflected the 10% preferential tax rate granted to AIBJ and Linkage Nanjing for their Key Software Enterprise certificate which was obtained upon filing of final 2010 annual taxes in the first quarter of 2011.

Income from continuing operations. Net income from continuing operations was $73.0 million or $1.02 per basic share in 2011, as compared to $53.7 million or $0.90 per basic share in 2010.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications software solutions, we discontinued certain non-core businesses during the past several years. In December 2010, we sold our IT security business for approximately $15.0 million in cash. The IT security business has been reclassified to discontinued operations for the year ended December 31, 2010. There was no income from discontinued operations in 2011.

Net income attributable to AsiaInfo-Linkage, Inc. In 2011, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $74.6 million, compared to $56.2 million in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues. Total revenues increased 60.6% to $343.4 million in 2010, from $213.8 million in 2009, primarily driven by continued demand for our best-of-class IT solutions and services. The increase was also due to the effects of the Linkage merger. Revenue from software products and solutions was $302.0 million, representing a 68.5% increase from $179.2 million in 2009. Service revenue was $26.6 million, representing a 22.5% increase from $21.7 million in 2009. Revenue from third party hardware was $14.8 million, representing an increase of 15.1% from $12.9 million in 2009.

Cost of revenues. Our total cost of revenues was $173.8 million in 2010, representing a 73.0% increase from $100.5 million in 2009, primarily due to the Linkage merger, as we integrated additional research and development employees into client service increasing our cost of revenue. In addition, amortization of acquired intangible assets related to the Linkage merger was $10.0 million in the second half of 2010.

Gross profit. Our gross profit increased 49.7% in 2010 to $169.6 million, from $113.3 million in 2009.

Operating expenses. Total operating expenses increased 39.4% to $109.5 million in 2010, from $78.5 million in 2009. Other than the additional operating expenses following the Linkage merger, the increase was primarily driven by our efforts to expand our customer base and open new market opportunities in domestic and overseas markets. In addition, amortization of acquired intangible assets related to the Linkage merger was $11.0 million in the second half of 2010.

Sales and marketing expenses increased 52.2% to $50.0 million in 2010, from $32.9 million in 2009. Other than the additional sales and marketing expenses following the Linkage merger, the increase was mainly due to amortization of acquired intangible assets related to the Linkage merger of $11.0 million and higher sales commission expenses incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 40.4%, to $23.3 million in 2010, from $16.6 million in 2009. Other than the additional general and administrative expenses following the Linkage merger, the increase was largely attributable to non-recurring expenses of $4.2 million related to the Linkage merger. Linkage merger-related expenses were $2.1 million in 2009.

Research and development expenses increased 18.9% to $36.2 million in 2010, as compared to $30.4 million in 2009, mainly reflecting an investment in product development for upcoming opportunities, consistent with our target to develop best-of-class products and solutions for our customers, as well as increased research and development expenses following the Linkage merger.

Income from operations. Income from operations increased to $60.1 million in 2010 from $34.8 million in 2009, reflecting our increased sales and our continued efforts to improve operating efficiency. The increase was also due to the Linkage merger. Operating margin was 17.5% in 2010, as compared to 16.3% in 2009.

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

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications software solutions, we discontinued certain non-core businesses during the past several years. In December 2010, we sold our IT security business for approximately $15.0 million in cash. The IT security business has been reclassified to discontinued operations for the year ended December 31, 2010, and the comparative figures for the years ended December 31, 2008 and 2009 have been retrospectively reclassified to discontinued operations. Income from discontinued operations decreased 46.4% to $1.1 million in 2010, from $2.0 million in 2009. The decrease was mainly due to only 11-months of operating results of our IT security business in 2010 and the seasonality of such business.

Net income attributable to AsiaInfo-Linkage, Inc. In 2010, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $56.2 million, compared to $35.9 million in 2009.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the years ended December 31, 2011 and 2010. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Amounts in thousands of U.S. dollars, except per share data)
Selected quarterly operations data
Total revenues	$131,091	$119,285	$116,186	$114,481	$114,380	$110,462	$59,298	$59,243
Total cost of revenues	76,830	66,945	67,101	62,235	62,596	63,220	24,858	23,127
Gross profit	54,261	52,340	49,085	52,246	51,784	47,242	34,440	36,116
Total operating expenses	43,307	37,066	34,557	37,238	35,700	29,784	20,142	23,849
Income from continuing operations	10,537	12,689	32,251	17,509	14,722	14,862	13,282	10,877
Income (loss) on discontinued operations, net of taxes	0	0	0	0	557	1,267	189	(955)
Net income	10,537	12,689	32,251	17,509	15,279	16,129	13,471	9,922
Less: net loss (income) attributable to noncontrolling interest	56	(600)	(698)	(331)	(226)	(326)	(435)	(423)
Net income attributable to AsiaInfo-Linkage, Inc.	10,481	13,289	32,949	17,840	15,505	16,455	13,906	10,345
Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24	$0.20	$0.20	$0.29	$0.24
Diluted	$0.14	$0.18	$0.45	$0.24	$0.20	$0.20	$0.29	$0.23
Net income (loss) from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00	$0.01	$0.02	$0.00	$(0.02)
Diluted	$0.00	$0.00	$0.00	$0.00	$0.01	$0.02	$0.00	$(0.02)
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24	$0.21	$0.22	$0.29	$0.22
Diluted	$0.14	$0.18	$0.45	$0.24	$0.21	$0.22	$0.29	$0.21

Liquidity and Capital Resources

Our liquidity and capital resources are provided mainly from cash collection from customers resulting from our core operating activities. Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as research and development and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other financing requirements through private placements of equity securities, our initial public offering in 2000 and, to a limited extent, bank loans.

On December 4, 2009, we executed the Combination Agreement to combine our business with the business of Linkage through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we completed the combination with Linkage on July 1, 2010.

Our full year net cash provided by operating activities in 2011 was $76.5 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalents, restricted cash and short-term investment totalling $321.6 million as of December 31, 2011 as compared to $294.0 million as of December 31, 2010. The increase was mainly a result of our positive operating cash flow. Part of the increase from positive operating cash flow was offset by the increase of accounts receivable, which amounted to $23.2 million.

Our days sales outstanding as of December 31, 2011 was 147 days, as compared to 137 days at the end of the year 2010. The increase in days of sales outstanding from December 31, 2010 to December 31, 2011 was primarily attributable to our efforts to expansion and win new customers and business in China. On the other hand, we have enhanced our receivables collection in 2011.

Our full year net cash provided by investing activities was $2.6 million in 2011. This was primarily due to our purchase of $12.6 million in short-term investments, a $7.3 million increase in restricted cash and our purchase of $5.2 million in property and equipment, which was partially offset by the proceeds from sales of short-term investments for $27.5 million.

Our full year net cash used in financing activities was $59.1 million. This was primarily due to our repurchase of shares of our common stock pursuant to our share repurchase program.

As of December 31, 2011, we had total short-term credit facilities for working capital purposes totalling $99.8 million, expiring in September 2013. The credit facilities were secured by bank deposits of $13.1 million as of December 31, 2011. Credit facilities of $28.0 million were utilized for security for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2011, unused short-term credit facilities were $71.8 million. In addition, we had standby letters of credit and bank acceptance drafts as of December 31, 2011, which were collateralized by bank deposits of $8.1 million. Total bank deposits pledged as security for these credit facilities, standby letters of credit, and bank acceptance drafts totalled $21.2 million as of December 31, 2011 and were presented as restricted cash in our consolidated balance sheets. During the year ended December 31, 2011, the largest aggregate amount that we had used of our short-term credit facilities was $28.0 million.

We anticipate that our available funds and cash flows provided by operations will be sufficient to meet our anticipated needs for working capital, capital expenditures for the building construction and business expansion considering overseas projects purchase through 2012. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of equity or debt securities, or through credit facilities extended by lending institutions.

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

As of December 31, 2011, we had short-term credit facilities for working capital purposes totalling $99.8 million, expiring in September 2013, of which $28.0 million had been used for issuing standby letters of credit and bank acceptance drafts to hardware suppliers and customers. Unused short-term credit facilities were $71.8 million.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2011:

	Payment due by period (amounts in thousands of US$)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	11,396	7,275	4,107	14	0
Software purchase obligations	3,174	1,587	1,587	0	0

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which we acquired land use right for a 50-year term. Pursuant to the agreement, we have committed a minimum of $32,795 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

Other long-term liabilities, such as unrecognized tax benefits, have been excluded from the table due to the uncertainty of the timing of payments combined with the absence of historic trends to be used as a predictor for such payments.

Accounting Pronouncements

Recent accounting pronouncements not yet adopted

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•

Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•

Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•

Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•

Fair value of an instrument classified in a reporting entity’s stockholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. We do not expect the adoption of this guidance to have a significant effect on our consolidated financial statements.

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

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2011. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of December 31, 2011, approximately 91.9%, or $270.0 million, of our cash, cash equivalents and restricted cash were RMB-denominated, approximately 7.9%, or $23.2 million, were U.S. dollar-denominated and approximately 0.1%, or $0.3 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.3009. If the exchange rate were to increase by 10% to US$1.00 = RMB6.9310, our net assets would potentially decrease by $43.5 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.6708, our net assets would potentially increase by $53.2 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the fiscal year 2011.

As in any other business, we are subject to the risk of macroeconomic changes such as recessions and inflation.

ITEM 8.	Financial Statements and Supplementary Data

Our independent registered public accounting firm’s report and our consolidated financial statements on page F-1.

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

Prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the internal control over financial reporting of AsiaInfo-Linkage, Inc., its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/    Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China

February 28, 2012

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class I Directors,” “Corporate Governance—Committees and Meetings Attendance,” “Management—Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, or our Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

In 1999 we adopted a code of ethics, or the Code, which applies to all of our employees. In 2003, we conducted a thorough review and update of the Code in connection with the implementation of rules relating to codes of ethics under the Sarbanes-Oxley Act of 2002. A copy of the Code and a brief description of any amendments to or waivers from the Code relating to any of our principal executive officers or senior financial officers is posted in the Investor Relations section of our website, which can be accessed at www.asiainfo-linkage.com. The contents of our website are not incorporated by reference into this report.

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

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement. In addition, for information concerning our equity compensation plans, see the section entitled “Equity Compensation Plan Information” under Item 5 of this report.

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

Financial Statements and Financial Statement Schedules

The financial statements as set forth under Item 8 of this report are incorporated herein by reference.

Exhibits

The following exhibits are filed as a part of this report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Business Combination Agreement, by and among AsiaInfo Holdings, Inc., Linkage Technologies International Holdings Limited, certain shareholders of Linkage Technologies International Holdings Limited and Libin Sun as Shareholders’ Agent, dated December 4, 2009		8-K	2.1	001-15713	12/9/2009

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998		S-1	3.1	333-93199	12/21/1999

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999		S-1	3.3	333-93199	12/21/1999

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000		10-K	3.3	001-15713	3/16/2001

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001		10-K	3.4	001-15713	3/16/2001

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007		8-K	3.1	001-15713	4/25/2007

3.6	Certificate of Amendment to Certificate of Incorporation, dated July 1, 2010		8-K	3.1	001-15713	7/6/2010

3.7	Amended and Restated By-Laws of the AsiaInfo-Linkage, Inc. (formerly known as AsiaInfo Holdings, Inc.), dated July 1, 2010		8-K	3.1	001-15713	7/1/2010

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock		S-1/A	4.1	333-93199	2/3/2000

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated December 1, 2008 (English Translation)		10-K	10.1	001-15713	3/5/2009

10.2*	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005		8-K	10.1	001-15713	4/8/2005

10.3*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.7	001-15713	3/16/2005

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.4*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.8	001-15713	3/16/2005

10.5*	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.31	001-15713	3/16/2010

10.6*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.32	001-15713	3/16/2010

10.7*	Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. (formerly known as AsiaInfo Holdings, Inc.) and Steve Zhang, dated July 1, 2010		8-K	10.29	001-15713	7/6/2010

10.8*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.30	001-15713	7/6/2010

10.9*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.31	001-15713	7/6/2010

10.10*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.41	001-15713	1/30/2009

10.11*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Feng Liu, dated January 1, 2008 (English Translation)		10-K/A	10.42	001-15713	1/30/2009

10.12*	Employment Contract between AsiaInfo Technologies (China), Inc and Yadong Jin, dated November 12, 2008 (English Translation)		10-K/A	10.56	001-15713	4/30/2010

10.13*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc and Yadong Jin, dated November 12, 2008 (English Translation)		10-K/A	10.57	001-15713	4/30/2010

10.14*	Employment Contract between AsiaInfo-Linkage Technologies (China), Inc. and Yadong Jin, dated November 12, 2011 (English Translation)	X

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15*	Confidentiality and Non-Competition Agreement between AsiaInfo-Linkage Technologies (China), Inc. and Yadong Jin, dated November 12, 2011 (English Translation)	X

10.16	[Reserved.]

10.17	[Reserved.]

10.18	[Reserved.]

10.19	[Reserved.]

10.20*	Offer Letter with Jun Wu dated August 1, 2010 (English Translation)		10-Q	10.9	001-15713	11/09/2010

10.21*	Employment Contract by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.10	001-15713	11/09/2010

10.22*	Confidentiality and Non-Competition Agreement by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.11	001-15713	11/09/2010

10.23*	Master Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu dated August 16, 2010		10-Q	10.12	001-15713	11/09/2010

10.24*	Change-of-Control Severance Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu, dated as of August 16, 2010		10-Q	10.13	001-15713	11/09/2010

10.25*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated January 1, 2009		10-Q	10.1	001-15713	11/09/2009

10.26*	Consulting Agreement between AsiaInfo Holdings, Inc. and Thomas J. Manning, dated February 1, 2009		10-Q	10.2	001-15713	11/09/2009

10.27*	AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, as amended through April 10, 2008		8-K	10.1	001-15713	4/10/2008

10.28*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10	001-15713	11/28/2006

10.29*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10.1	001-15713	3/16/2009

10.30	Form of Lock-Up Agreement		8-K	10.1	001-15713	12/9/2009

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.31	Voting Agreement by and among Linkage Technologies International Holdings Limited and Messrs. Edward Tian and James Ding dated December 4, 2009		8-K	10.2	001-15713	12/9/2009

10.32	Stockholders’ Agreement, by and among AsiaInfo Holdings, Inc., Mr. Edward Tian, Mr. Libin Sun and Linkage Technologies International Holdings Limited dated December 4, 2009		8-K	10.3	001-15713	12/9/2009

10.33*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Libin Sun, effective July 1, 2010		8-K	10.3	001-15713	6/7/2010

10.34*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Xiwei Huang, effective July 1, 2010		8-K	10.4	001-15713	6/7/2010

10.35*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Guoxiang Liu, effective July 1, 2010		8-K	10.5	001-15713	6/7/2010

10.36	Registration Rights Agreement, by and between the Company and LT International Limited, dated July 1, 2010		8-K	10.1	001-15713	7/1/2010

10.37	Escrow Agreement by and between the Company and Linkage Technologies International Holdings Limited, dated July 1, 2010		8-K	10.2	001-15713	7/1/2010

10.38	First Amendment to Stockholders’ Agreement, dated January 27, 2011		8-K	10.1	001-15713	2/2/2011

10.39*	AsiaInfo-Linkage, Inc. 2011 Stock Incentive Plan		DEF 14A		001-15713	2/28/2011

10.40*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For Residents of People’s Republic of China)		S-8	99.1	333-175993	8/3/2011

10.41*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For U.S. Participants)		S-8	99.1	333-175993	8/3/2011

10.42*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For Residents of Canada and Hong Kong)		S-8	99.1	333-175993	8/3/2011

10.43*	Nonqualified Stock Option Agreement (For U.S. Participants)		8-K	99.1	001-15713	12/13/2011

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.44*	Stock Option Agreement (For Residents of People’s Republic of China)		8-K	99.2	001-15713	12/13/2011

10.45	Framework Agreement for Termination of Lenovo Security Control Structure with Messr. Jian Qi and Mr. Kequan Liu		10-K	10.44	001-15713	2/28/2011

10.46	Engagement letter with Davin A. Mackenzie dated December 29, 2009		10-K	10.45	001-15713	2/28/2011

10.47	Car Lease Agreement between Linkage-AsiaInfo Technologies (Nanjing), Inc. and Linkage Technology Group Co., Ltd. effective as of January 1, 2011	X

11.1	Statement regarding computation of per share earnings (included in Note 17 to the consolidated financial statements in this report)	X

21.1	Subsidiaries of AsiaInfo-Linkage, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu CPA Ltd., dated February 28, 2012	X

24.1	Power of Attorney (included on signature page to this report)	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2012	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2012	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2012	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2012	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009**	X

*	Management contract, or compensatory plan or arrangement.
**	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2012.

ASIAINFO-LINKAGE, INC.

By:	/S/ JUN WU
Name:	Jun Wu
Title:	Chief Financial Officer (duly authorized officer and principal financial officer)

POWER OF ATTORNEY

KNOW BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jian (James) Ding his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all Amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JIAN (JAMES) DING Jian (James) Ding	Board Member and Co-Chairman of the Board	February 28, 2012

/S/ LIBIN SUN Libin Sun	Board Member and Executive Co-Chairman of the Board	February 28, 2012

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	February 28, 2012

/S/ JUN WU Jun Wu	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2012

/S/ YUNGANG LU Yungang Lu	Board Member	February 28, 2012

/S/ DAVIN A. MACKENZIE Davin A. Mackenzie	Board Member	February 28, 2012

/S/ SEAN SHAO Sean Shao	Board Member	February 28, 2012

/S/ THOMAS J. MANNING Thomas J. Manning	Board Member	February 28, 2012

/S/ SUNING (EDWARD) TIAN Suning (Edward) Tian	Board Member	February 28, 2012

/S/ XIWEI HUANG Xiwei Huang	Board Member	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu CPA Ltd.

Beijing, the People’s Republic of China
February 28, 2012

ASIAINFO-LINKAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$272,438	$237,844
Restricted cash	21,226	13,943
Short-term investments—available for sale securities	27,909	31,682
Short-term investments—held to maturity securities	0	10,570
Accounts receivable (net of allowances of $2,905 and $2,514 as of December 31, 2011 and 2010, respectively)	281,564	258,338
Inventories, net	15,309	9,902
Other receivables	4,480	5,934
Deferred income tax assets—current	14,294	13,781
Prepaid expenses and other current assets	6,453	4,774

Total current assets	643,673	586,768

Long-term investments	4,863	5,646
Property and equipment, net	8,778	5,961
Other acquired intangible assets, net	163,028	209,626
Deferred income tax assets—non-current	1,751	2,066
Goodwill	433,525	433,139
Land use right	14,543	10,000

Total Assets	$1,270,161	$1,253,206

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$91,094	$89,867
Accrued expenses	22,905	25,391
Deferred revenue	32,378	27,963
Accrued employee benefits	78,972	72,309
Other payables	5,582	6,608
Income taxes payable	12,602	18,457
Other taxes payable	11,864	11,678
Deferred income tax liabilities—current	9,091	3,657

Total current liabilities	264,488	255,930

Unrecognized tax benefits	3,344	4,870
Deferred income tax liabilities—non-current	24,458	51,836
Other long term liabilities	573	274

Total liabilities	292,863	312,910

Redeemable noncontrolling interest	385	1,918
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value, 78,596,721 and 77,933,404 shares issued as of December 31, 2011 and 2010, respectively; 72,430,221 and 74,933,404 shares outstanding as of December 31, 2011 and 2010, respectively)	786	779
Additional paid-in capital	847,879	840,328
Treasury stock, at cost (6,166,500 and 3,000,000 shares as of December 31, 2011 and 2010, respectively)	(87,746)	(27,749)
Retained earnings	146,527	72,076
Statutory reserve	21,748	21,640
Accumulated other comprehensive income	47,124	30,794

Total AsiaInfo-Linkage, Inc. stockholders’ equity	976,318	937,868

Noncontrolling interest	595	510

Total equity	976,913	938,378

Total liabilities, redeemable noncontrolling interest and equity	$1,270,161	$1,253,206

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Software products and solutions	$431,355	$301,970	$179,177
Service	31,572	26,596	21,704
Third party hardware	18,116	14,817	12,875

Total revenues	481,043	343,383	213,756

Cost of revenues:
Software products and solutions	238,609	147,386	78,780
Service	17,291	12,341	9,439
Third party hardware	17,211	14,074	12,231

Total cost of revenues	273,111	173,801	100,450

Gross profit	207,932	169,582	113,306

Operating expenses (income):
Sales and marketing	74,963	50,019	32,868
General and administrative	20,425	23,284	16,582
Research and development	58,905	36,172	30,415
Government subsidy	(2,125)	0	(1,342)

Total operating expenses	152,168	109,475	78,523

Income from operations	55,764	60,107	34,783

Other income (expenses), net:
Interest income	5,657	2,851	2,215
Dividend income	180	507	178
Gain from sales of short-term investments	479	472	1,210
Impairment loss on short-term investments	(144)	(281)	0
Impairment loss on long-term investments	(950)	0	0
Other benefit (expenses), net	4	(353)	(36)

Total other income, net	5,226	3,196	3,567

Income before income tax (benefit) expense and discontinued operations	60,990	63,303	38,350

Income tax (benefit) expense	(11,996)	9,560	4,893

Income from continuing operations	72,986	53,743	33,457

Discontinued operations:
Income from operations of discontinued operations	0	1,663	2,341
Loss on sales of discontinued operations	0	(84)	0
Income tax expense for discontinued operations	0	521	368

Income from discontinued operations, net of taxes	0	1,058	1,973
Net income	72,986	54,801	35,430

Less: Net loss attributable to the noncontrolling interest	(1,573)	(1,410)	(429)

Net income attributable to AsiaInfo-Linkage, Inc.	$74,559	$56,211	$35,859

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$1.02	$0.90	$0.75

Diluted	$1.01	$0.89	$0.73

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.02	$0.04

Diluted	$0.00	$0.02	$0.04

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$1.02	$0.92	$0.79

Diluted	$1.01	$0.91	$0.77

Weighted average shares used in computation:
Basic	73,106,037	61,036,299	45,182,831

Diluted	73,670,981	61,782,710	46,386,278

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total	Comprehensive Income
	Shares	Amount
Balance at January 1, 2009	43,466,170	$464	$215,948	$(27,749)	$(15,566)	$17,212	$18,093	$58	$208,460
Noncontrolling interest acquired in business combinations	0	0	0	0	0	0	0	1,655	1,655
Net income	0	0	0	0	35,859	0	0	(429)	35,430	$35,430
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	78	78
Statutory reserve	0	0	0	0	(5,094)	5,094	0	0	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	58	0	58	58
Transfer to statements of operations of realized (gains) losses on sale of available-for-sale securities, net of tax effects of nil	0	0	0	0	0	0	(1,210)	0	(1,210)	(1,210)
Net unrealized gains (losses) on available-for-sale securities, net of tax effects of $(388)	0	0	0	0	0	0	3,271	0	3,271	3,271

Comprehensive income										$37,549

Stock option exercises	2,259,397	23	18,239	0	0	0	0	0	18,262
Restricted stock units vesting	124,300	1	(1)	0	0	0	0	0	0
Performance-based restricted stock units vesting	1,265,954	13	(13)	0	0	0	0	0	0
Stock-based compensation (restricted stock units)	0	0	820	0	0	0	0	0	820
Stock-based compensation (performance-based restricted stock units)	0	0	9,845	0	0	0	0	0	9,845

Balance at December 31, 2009	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$1,362	$276,669

Net income	0	0	0	0	56,211	0	0	(1,410)	54,801	$54,801
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	558	558
Statutory reserve	0	0	0	0	666	(666)	0	0	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	9,229	0	9,229	9,229
Transfer to statements of operations of realized (gains) losses on sale of available-for-sale securities, net of tax effects of $35	0	0	0	0	0	0	(437)	0	(437)	(437)
Net unrealized gains (losses) on available-for-sale securities, net of tax effects of $(525)	0	0	0	0	0	0	1,509	0	1,509	1,509
Transfer to statements of operations of other-than-temporary impairment of available-for-sale securities	0	0	0	0	0	0	281		281	281

Comprehensive income										$65,383

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total	Comprehensive Income
	Shares	Amount
Stock option exercises	418,649	4	6,031	0	0	0	0	0	6,035
Restricted stock units vesting	27,859	0	0	0	0	0	0	0	0
Performance-based restricted stock units vesting	538,344	5	(5)	0	0	0	0	0	0
Shares issued in connection with acquisition of Linkage	26,832,731	269	581,465	0	0	0	0	0	581,734
Stock-based compensation (restricted stock units)	0	0	989	0	0	0	0	0	989
Stock-based compensation (performance-based restricted stock units)	0	0	7,010	0	0	0	0	0	7,010

Balance at December 31, 2010	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$510	$938,378

Noncontrolling interest acquired in business combinations	0	0	0	0	0	0	0	125	125
Net income	0	0	0	0	74,559	0	0	(1,573)	72,986	$72,986
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	1,533	1,533
Statutory reserve	0	0	0	0	(108)	108	0	0	0
Other comprehensive income:
Foreign currency translation adjustments	0	0	0	0	0	0	17,281	0	17,281	17,281
Transfer to statements of operations of realized (gains) losses on sale of available-for-sale securities, net of tax effects of $123	0	0	0	0	0	0	(356)	0	(356)	(356)
Net unrealized gains (losses) on available-for-sale securities, net of tax effects of $128	0	0	0	0	0	0	(739)	0	(739)	(739)
Transfer to statements of operations of other-than-temporary impairment of available-for-sale securities	0	0	0	0	0	0	144	0	144	144

Comprehensive income										$89,316

Stock option exercises	128,681	1	771	0	0	0	0	0	772
Restricted stock units vesting	56,510	1	(1)	0	0	0	0	0	0
Performance-based restricted stock units vesting	478,126	5	(5)	0	0	0	0	0	0
Stock-based compensation (stock options)	0	0	554	0	0	0	0	0	554
Stock-based compensation (restricted stock units)	0	0	1,479	0	0	0	0	0	1,479
Stock-based compensation (performance-based restricted stock units)	0	0	4,753	0	0	0	0	0	4,753
Repurchase of common stock	(3,166,500)	0	0	(59,997)	0	0	0	0	(59,997)

Balance at December 31, 2011	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$595	$976,913

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$72,986	$54,801	$35,430
Depreciation and amortization of property and equipment	2,818	2,304	1,466
Stock-based compensation expense	6,786	7,999	10,665
Amortization of other acquired intangible assets	46,618	22,822	1,386
Amortization of land use right	196	0	0
Gain on disposal of property and equipment	(220)	(66)	(10)
Impairment loss on available-for-sale securities	144	281	0
Gain from sale of available-for-sale securities	(479)	(472)	(1,210)
Provision for bad debts	468	709	442
Loss on sale of discontinued operations	0	84	0
Impairment loss on long-term investments	950	0	0
Changes in operating assets and liabilities:
Accounts receivable	(23,694)	(51,217)	(78,076)
Inventories	(5,407)	909	2,787
Other receivables	1,463	1,824	58
Deferred income taxes	(18,175)	(13,618)	0
Prepaid expenses and other current assets	(321)	1,524	(254)
Payment for land use right	(4,228)	0	(9,699)
Accounts payable	1,218	4,183	62,184
Accrued expenses	(2,486)	(2,510)	7,558
Deferred revenue	4,415	(24,211)	1,133
Accrued employee benefits	6,663	22,146	11,833
Other payables	(1,231)	766	568
Other taxes payable	(1,172)	1,652	1,309
Income taxes payable	(10,798)	17,847	4,863

Net cash provided by operating activities	76,514	47,757	52,433

Cash flows from investing activities:
(Increase) decrease in restricted cash	(7,283)	(8,403)	6,970
Purchases of available-for-sale securities	(2,715)	(2,920)	(1,631)
Proceeds from sales of available-for-sale securities	6,776	1,937	6,211
Purchases of held-to-maturity securities	(9,886)	(25,079)	(30,435)
Proceeds from sales of held-to-maturity securities	20,686	28,667	16,722
Purchases of property and equipment	(5,164)	(2,438)	(1,404)
Proceeds from disposal of property and equipment	142	174	10
Purchase of businesses, net of cash acquired	0	(45,691)	(2,662)
Long term equity investment	0	(950)	0
Proceeds from disposal of discontinued operations net of cash transferred out of $2,928 in 2010	0	(1,447)	0

Net cash provided by (used in) investing activities	2,556	(56,150)	(6,219)

Cash flows from financing activities:
Proceeds from exercise of stock options	771	6,030	18,176
Repurchases of common stock	(59,997)	0	0
Repayment of short-term bank loans	0	(5,890)	0
Funds received from noncontrolling interest	125	0	1,930

Net cash (used in) provided by financing activities	(59,101)	140	20,106

Effect of exchange rate changes on cash and cash equivalents	14,625	7,544	114

Net increase (decrease) in cash and cash equivalents	34,594	(709)	66,434

Cash and cash equivalents at beginning of year	237,844	238,553	172,119

Cash and cash equivalents at end of year	$272,438	$237,844	$238,553

Supplemental cash flow information:
Cash paid during the year:
Income taxes	$17,102	$7,255	$2,131

Non-cash investing activity share consideration issued for acquisition of Linkage	$0	$581,734	$0

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except share and per share amounts)

1. Organization and Principal Activities

AsiaInfo-Linkage, Inc. (“AsiaInfo-Linkage”) is incorporated in the State of Delaware, in the United States (the “US”). AsiaInfo-Linkage principally operates through its directly owned subsidiaries, or their respective subsidiaries and variable interest entities (“VIEs”). AsiaInfo-Linkage, Inc., its subsidiaries and VIEs are collectively referred to as the “Company.”

The Company is a leading provider of high-quality software solutions in China. The main customers of the Company are the major telecommunications carriers in China and their provincial subsidiaries. The software and customer solutions of the Company enable its customers to build, maintain, operate, manage and improve their communications infrastructure.

PRC regulations prohibit direct foreign ownership of entities engaged in certain restricted businesses, including the provision of value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo-Linkage engages in such businesses through its VIEs, principally Beijing Zhongxinjia Sci-Tech Development Co. Ltd. to a lesser extent Beijing Star VATS Technologies, Inc. The Company historically provided certain information technology security services, which is also a restricted business area, through Lenovo Security Technologies (Beijing) Inc. (“Lenovo Security”). The Company discontinued its information technology security services operations in 2010.

Each of the VIEs was established or acquired by the respective equity owners on behalf, and for the exclusive benefit, of AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) or Lenovo-AsiaInfo Technologies, Inc. (“Lenovo-AsiaInfo”). AIBJ or Lenovo-AsiaInfo funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment Beijing Star VATS Technologies, Inc. and Beijing Zhongxinjia Sci-Tech Development Co. Ltd. were $5,099 (RMB 40,000) and $835 (RMB5,700), respectively.

A subsidiary of AsiaInfo-Linkage entered into exclusive business cooperation agreements with each of the PRC VIEs, where the subsidiary of AsiaInfo-Linkage provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs net income. The subsidiary of AsiaInfo-Linkage also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to the subsidiary of AsiaInfo-Linkage, resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and the subsidiary of AsiaInfo-Linkage’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. Because the subsidiary of AsiaInfo-Linkage absorbs the majority of the economic rewards of the VIEs through service fees and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from the subsidiary of AsiaInfo-Linkage, the Company is the primary beneficiary of these VIEs. AsiaInfo-Linkage consolidated its VIEs from their inception.

No assets of the VIEs are collateral for VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of December 31, 2011 and December 31, 2010, respectively, there was $2,640 and $2,876 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

The following financial statement amounts and balances of AsiaInfo-Linkage’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	As of December 31,
	2011	2010
Total assets	$8,805	$8,155
Total liabilities	2,640	2,876

	Year Ended December 31,
	2011	2010	2009
Net revenue	$9,811	$7,149	$2,035
Net income (loss)	578	9,501	(568)

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

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	As of December 31,
	2011	2010
Cash	$97,733	$103,744
Cash equivalents:
Money market funds	149,161	119,001
Others	25,544	15,099

Total cash and cash equivalents	$272,438	$237,844

Cash equivalents are measured at fair value on a recurring basis as of December 31, 2011 and 2010. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit and bank acceptance drafts.

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

The Company measures certain assets, including the cost method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include management judgments, future performance projections, etc. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary.

Short-term investments—Short-term investments comprise marketable debt and equity securities, which are classified as held-to-maturity or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Short-term investments classified as available for sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available for sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

The Company reviews its short-term investments for other-than-temporary impairment based on the specific identification method. The Company considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments. If the cost of an investment exceeds the investment’s fair value, the Company considers, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and the Company’s intent and ability to hold the investment, in determining if impairment is needed.

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

Inventories, net—Inventories are stated at the lower of cost or market. The cost of inventories is determined principally by the specific identification method.

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Software	3 years
Building	20 to 40 years

Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Long-term investments—The Company accounts for its investment in Shanghai Hinge Software Co., Ltd (“Hinge”), C-Platform Corporation (“C-Platform”) and Santen Corporation (“Santen”) using the cost method of accounting as the Company does not have significant influence over Hinge, C-Platform and Santen’s business and operations. The Company carries the investment at cost and recognizes as income any dividends received from a distribution of investee’s earnings. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

Goodwill—The excess of the purchase price over the fair value of net assets acquired is recorded on the consolidated balance sheet as goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the stock prices, business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

Goodwill is tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2011, 2010 and 2009.

Other acquired intangible assets, net—Amortization of customer relationship is computed using the estimated attrition pattern of the acquired customers. The remaining other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives. In process research and developments (“IP R&D”) assets are capitalized as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. As of 31 December 2011, IP R&D assets are all completed and thus be classified into existing technologies assets and amortized over 3 years.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 to 6 years
Existing technologies	3 years
Trade names and trademarks	2 to 19 years
Customer lists	5 years
Contract backlogs	0.5 to 3 years
Customer relationships	2 to 10 years
Distribution networks	4 to 5 years
Software	1 to 6 years
Non-compete agreements	2 to 10 years
Corporate business agency agreements	3 to 5 years
IP R&D	Indefinite

Land use right—All land in the PRC is owned by the PRC government. The government in the PRC, according to the relevant PRC law, may grant the right to use the land for a specified period of time. Payment for acquiring land use right is stated at cost less accumulated amortization and any recognized impairment loss. Amortization is provided over the term of the land use right agreement on a straight-line basis.

Accrued employee benefits—Accrued employee benefits are mainly comprised of payroll, year end bonus and staff welfare.

Revenue recognition—The Company recognizes revenue pursuant to the requirements of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605, as amended by ASU 2009-13 and ASC 985, as amended by ASU 2009-14, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, and other applicable revenue recognition guidance and interpretations.

The Company allocates revenue to each deliverable based on the deliverable’s fair value as determined by vendor-specific objective evidence (“VSOE”), which is the price charged when that element is sold separately, or third party evidence (“TPE”) of selling prices. When VSOE and TPE are unavailable, fair value is based on management’s best estimate of selling price. When management’s estimate is used to determine fair value, management makes its estimates using reasonable and objective evidence to determine the price. For elements not yet sold separately, the fair value is equal to the price established by management if it is probable that the price will not change before the element is sold separately. As the Company has concluded they are unable to establish fair values for deliverables within a multiple-element arrangement using VSOE or TPE, they use the best estimate of the selling price for that unit of accounting, being the price at which the vendor would transact if the unit of accounting were sold by the vendor regularly on a standalone basis.

For sales that involve the delivery of multiple elements including a combination of various software related and non-software related products and services offerings. In such arrangements, the Company evaluates if a tangible product includes software. If a tangible hardware product includes software and if both hardware and software components work together to deliver the product’s essential functionality then they will treat the entire product as non-software element. Next, the Company allocates the total arrangement consideration between the software group of elements as a whole and the non-software elements based on their relative selling prices. They then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605 and the Company’s policies described above. After the arrangement consideration has been allocated to the elements, the Company accounts for each respective element in the arrangement separately.

The Company’s revenue is derived from three primary sources: (i) software licenses and related services, including assistance in implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of customers.

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. The Company considers total project costs (labor costs and other related costs) in calculating the percentage of completion and recognizes cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. The Company generally bifurcates the third-party hardware from the development services and recognize the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or VSOE of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

Consulting and other professional services revenues are recognized when the services are performed. Sales of third-party hardware, if not bundled with other arrangements, are recognized when shipped if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred.

The Company reports revenue net of sales returns and business taxes. Business taxes included in revenue during 2011, 2010, and 2009 totalled $10,943, $8,279, and $6,791, respectively. Software revenue includes value-added tax rebates received from the Chinese tax authorities on the sales of software and software-related services. Such rebates are granted to the Company as part of the PRC government’s policy to encourage software development in the PRC, and are recorded as a component of revenue when the relevant compliance requirements are met, there are no further obligations, and are not subject to future returns or reimbursements. Total rebates recorded were $9,159, $11,496 and $10,119 in 2011, 2010 and 2009, respectively.

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and a few other hardware vendors, for certain products sold to its customers, which is referred to as IBM Type Arrangements. The service fee under the IBM-Type Arrangement is determined as a percentage of the gross contract amount. The Company has evaluated the criteria outlined in guidance issued by the FASB, regarding reporting revenue gross as principal versus net as agent, in determining whether to record as revenues the gross amount billed to the Company’s customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though the Company bears inventory risks after the vendor ships the products to the Company and the Company bills gross amounts to the Company’s customers. The Company records the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) the Company has no latitude in establishing the prices, (3) the Company is not involved in the determination of the product specifications, and (4) the Company does not have the right to select suppliers.

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

Revenue recognition policies for discontinued Information Technology (“IT”) security business—The information security products sold by the Company’s Lenovo-AsiaInfo division have been accounted for under US GAAP accounting guidance regarding software revenue recognition of multiple elements. The related software contained in the Company’s information security products is considered to be more than incidental and is essential to the functionality of the related equipment. These information security products are sold bundled with PCS services over a term of one, two or three years.

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

For contracts entered into after January 1, 2009, the Company extended PCS services terms to include unspecified upgrades. In addition, the Company has established VSOE of fair value of the PCS services. Therefore, the security products revenue is recognized upon delivery and the PCS services is deferred and recognized ratably over the PCS services period.

Presentation of revenues in consolidated statements of operations—The Company classifies the revenues and cost of revenues into three categories: software products and solutions, services and third party hardware. The Company allocates revenues of bundled arrangements in the three categories based on the selling prices of each component as set out in sales contracts.

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

Software development costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred.

Research and development—Research and development costs are expensed as incurred.

Other income (expenses), net—Other income (expenses) are mainly comprised of exchange gain (loss) and other miscellaneous income.

Foreign currency translation— AsiaInfo-Linkage uses the United States dollar as its reporting currency and functional currency. The financial records of AsiaInfo-Linkage’s PRC subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. The financial records of the Company’s subsidiaries and VIEs established in Southeast Asian countries are maintained in their local currencies.

Assets and liabilities are translated from each subsidiary’s and VIE’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates, and revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the consolidated statements of equity and comprehensive income.

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

Income taxes—Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for tax credits and net operating losses available for carry-forwards and significant temporary differences. Deferred tax assets and liabilities are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or the expected timing of their reversal if they do not relate to a specific asset or liability. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws and regulations applicable to the Company as enacted by the relevant tax authorities.

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

Use of estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: revenue recognition; valuation allowance for deferred tax assets and adequacy of unrecognized tax benefits; collectability of accounts receivable and other receivables; estimated useful lives and impairment of property and equipment and intangible assets; impairment of goodwill; valuation and impairment of short-term investments; impairment of long-term investments.

Concentration of credit risk—The Company holds its cash and cash equivalents, restricted cash, and short-term investments in financial instruments and with financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk. The Company sells its products and services to various customers in the telecommunication industry in China. The Company generally requires no collateral against accounts receivable. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Information relating to the Company’s significant customers is summarized in Note 21.

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

Earnings per share (“EPS”)—Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, forward contracts, warrants to purchase common stock, contingently issuable shares, common stock options and warrants and their equivalents using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in periods of losses from continuing operations, as their effect would be antidilutive.

Comprehensive income—Comprehensive income includes net income, transfer to statements of operations of realized gain (loss) on short-term investments, unrealized gain (loss) on short-term investments, and foreign currency translation adjustments. Comprehensive income for the years presented has been disclosed within the consolidated statements of changes in equity and comprehensive income.

Financial instruments—Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, other payables, income taxes payable, other taxes payable and long-term investments.

Short-term investments are classified as available-for-sale or held-to-maturity, as discussed in Note 5. Certain long-term investments have been written down to their fair value, as of December 31, 2008 and December 31, 2011, as discussed in Note 8. Fair value of other long-term investments is not disclosed because the fair value of the investments is not readily determinable.

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

Recent accounting pronouncements not yet adopted

In May 2011, the FASB issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

•

Highest-and-best-use and valuation-premise concepts for nonfinancial assets—the guidance indicates that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of nonfinancial assets.

•

Application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk—the guidance permits an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position.

•

Premiums or discounts in fair value measure—the guidance provides that premiums or discounts that reflect size as a characteristic of the reporting entity’s holding (specifically, a blockage factor that adjusts the quoted price of an asset or a liability because the market’s normal daily trading volume is not sufficient to absorb the quantity held by the entity) rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement.

•

Fair value of an instrument classified in a reporting entity’s stockholders’ equity—the guidance prescribes a model for measuring the fair value of an instrument classified in stockholders’ equity; this model is consistent with the guidance on measuring the fair value of liabilities.

•	Disclosures about fair value measurements—the guidance expands disclosure requirements, particularly for Level 3 inputs. Required disclosures include:

(i)	For fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation process in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

(ii)	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

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

In December 2011, the FASB has issued an authoritative pronouncement related to Disclosures about Offsetting Assets and Liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is in the process of evaluating the effect of adoption of this guidance on its consolidated financial statements.

3. Acquisitions

(a) In April 2009, the Company, through its majority-owned subsidiary Shanghai Xinjia Information and Technology Co., Ltd., acquired value-added telecommunications services business from Shanghai Huanyou Information Consultation Co. Ltd., a PRC based enterprise, for a cash consideration of $658. Goodwill acquired through this acquisition was $410.

(b) On October 1, 2009, the Company, through its wholly-owned subsidiary Bonson Information Technology Ltd. (“Bonson”), acquired 60% of the share capital of SmartCall Holding Limited (“SmartCall”), a Cayman Islands registered company that, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2,213, including a $1,774 initial payment and contingent consideration up to $439, subject to the achievement of certain performance goals. The contingent consideration is not paid as of December 31, 2011.

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

Concurrently and in connection with the closing under the Combination Agreement, the Company entered into an escrow agreement with Linkage, Mr. Libin Sun as agent for the shareholders of Linkage, and The Bank of New York Mellon. Pursuant to the agreement, 10% of the consideration (consisting of $6,000 in cash and 2,683,273 shares of the Company’s common stock) was deposited into an escrow account for a period of 18 months as security for the indemnification obligations of Linkage and certain key Linkage shareholders under the Combination Agreement. The escrow agreement expires on January 1, 2012, on which $6,000 in cash was paid to the bank account designated by shareholders’ agent by wire transfer and 2,683,273 shares were transferred to Linkage shareholders in accordance with escrow agreement.

In connection with the closing under the Combination Agreement, on July 1, 2010, the Company changed its corporate name to “AsiaInfo-Linkage, Inc.”

The acquired assets in connection with the Combination were recorded at their estimated fair values on the acquisition date. The Company allocated the purchase price of $641,734 to the assets acquired based on their estimated fair values, as follows:

	Purchase Price Allocations	Weighted average useful live
Intangible Assets:
Contract backlogs	$9,500	1
Existing technologies	37,500	3
Non-compete agreements	500	5
Core technologies	43,600	6
Customer relationship	114,200	10
Trademark	20,700	19
IP R&D	1,000	Indefinite
Other assets, net
Cash and cash equivalents	18,643
Accounts receivable	81,815
Other current and non-current assets	21,827
Accounts payable	(12,377)
Other current liabilities	(39,768)
Deferred income tax liabilities, current and non current	(61,761)
Goodwill	406,355

Total:	$641,734

The fair values of the intangible assets were determined using the “cost,” “income approach-excess earnings,” “with and without” and “relief from royalty” valuation methods. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business and market performance of the acquired business in China.

The goodwill is mainly attributable to intangible assets that cannot be recognized separately as identifiable assets under US GAAP, and comprise (a) the assembled work force and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

The following unaudited pro forma information summarizes the results of operations of the Company for the year ended December 31, 2010, assuming that the Company’s acquisition of Linkage occurred as of January 1, 2010. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results.

	Year Ended December 31,
	2011	2010
Pro forma revenue	$481,043	$424,576
Pro forma net income attributable to common stockholders of AsiaInfo-Linkage, Inc,	74,559	55,345
Pro forma net income per ordinary share—basic	$1.02	$0.74
Pro forma net income per ordinary share—diluted	$1.01	$0.74

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

4. Discontinued Operations

On December 1, 2010, the Company sold its former IT security business through the disposition of Lenovo Security to the management team of its former IT security business, including the executive officer Mr. Jian Qi. Under the terms of the agreement, the Company received approximately $15,000 in cash in exchange for 100% of the Company’s economic interest in Lenovo Security and settlement of certain inter-company liabilities.

The above divestiture was made based on the Company’s strategy to focus on core telecommunications software solutions. The accompanying consolidated statements of operations reflect the above business component as discontinued operations. Results of the discontinued operations for disposed component are summarized as follows:

	Lenovo Security
	Year Ended December 31,
	2010	2009
Revenue of discontinued operations	$27,979	$35,583
Income from operations of discontinued operations	1,663	2,341
Loss on sales of discontinued operations	(84)	0
Income tax expense for discontinued operations	521	368

Gain on discontinued operations	$1,058	$1,973

There are no discontinued operations to be presented for 2011.

5. Short-term investments

Short-term investments are classified as held-to-maturity securities and available-for-sale securities.

As of December 31, 2011 and December 31, 2010, the Company’s held-to-maturity securities consist of term deposits carried at cost of $0 and $10,570, respectively. The term deposits are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature. As of December 31, 2011 and 2010, the Company did not hold trading securities.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	As of December 31, 2011				As of December 31, 2010
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$14,712	$2,165	$0	$16,877	$17,334	$2,853	$0	$20,187
Balanced funds(1)	648	0	(47)	601	2,733	588	0	3,321
Stock funds	7,888	2,087	0	9,975	5,995	1,949	0	7,944
Corporate stocks	457	0	(1)	456	215	15	0	230

Total	$23,705	$4,252	$(48)	$27,909	$26,277	$5,405	$0	$31,682

(1)	Cost is net of $144 and $281 impairment loss as of December 31, 2011 and 2010, respectively, which was attributable to the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary based on various factors such as poor performance of that investment.

Where applicable, the Company uses quoted prices in active markets for identical assets or liabilities (Level 1 investments) to determine the fair value of available-for-sale securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of December 31, 2011. The Company’s Level 3 investments primarily include investments in certain funds without readily available prices of the date of reporting. The Company values its Level 3 investments using the counter party’s estimated price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed during the several days period between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows:

	As of December 31, 2011				As of December 31, 2010
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$16,877	$0	$0	$16,877	$20,187	$0	$0	$20,187
Balanced funds	0	0	601	601	0	0	3,321	3,321
Stock funds	0	0	9,975	9,975	0	0	7,944	7,944
Corporate stocks	47	0	409	456	230	0	0	230

Total	$16,924	$0	$10,985	$27,909	$20,417	$0	$11,265	$31,682

The following table presents changes in Level 3 balanced funds, stock funds and corporate stocks measured on a recurring basis for the twelve-month period ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Beginning balance	$11,265	$9,293
Purchases	2,694	2,920
Redemption	(2,803)	(1,465)
Realized loss (gain)	26	(472)
Unrealized (loss) gain	(9)	619
Impairment loss recognized	(144)	(281)
Exchange difference	(44)	651

Ending balance	$10,985	$11,265

The following table provides additional information on the realized gains of the sale of available-for-sale securities as of December 31, 2011 and 2010. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Year Ended December 31,
	2011			2010
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$6,776	$6,297	$479	$1,937	$1,465	$472

Total	$6,776	$6,297	$479	$1,937	$1,465	$472

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

The Company generated service revenues by acting as a sales agent for IBM or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of December 31, 2011 and 2010, including amounts attributable to the IBM-Type Arrangements, were as follows:

	As of December 31,
	2011			2010
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM Type Arrangement	Non-IBM Type Arrangement	Total
Billed accounts receivable	$30,727	$68,561	$99,288	$24,561	$71,355	$95,916
Unbilled accounts receivable	49,230	127,006	176,236	48,738	115,859	164,597
Bank acceptance drafts	0	2,239	2,239	0	0	0
Commercial acceptance drafts	13	6,693	6,706	0	339	339
Less: accounts receivable allowance	(221)	(2,684)	(2,905)	(256)	(2,258)	(2,514)

Total accounts receivable, net	$79,749	$201,815	$281,564	$73,043	$185,295	$258,338

7. Inventories

The components of inventories as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Supplies and finished goods	$15,309	$9,902

Total	$15,309	$9,902

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

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform, for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. In August 2009 and March 2011, the Company paid for and acquired $167 and $409 of convertible promissory notes from C-Platform, respectively. Such convertible promissory notes were accounted for as a short-term investment, available-for-sale securities. In March 2011, the Company converted $167 of the convertible promissory notes into 78,023 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in July 2011, while $409 of convertible promissory notes remained unconverted. Following the transaction, the Company owned approximately 19.61% of C-Platform’s issued and outstanding share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform. The Company performed impairment analyses on its investment on C-Platform and did not note any other-than-temporary impairment as of December 31, 2011 and 2010.

C-Platform is a Cayman Islands company, which, through its subsidiaries in China, provides data operating services, a form of value-added telecommunication services, to telecommunications carriers in China. The Company believes that the transaction furthers its ongoing strategy of expanding its market leading telecommunications software solutions business in China.

(c) On November 30, 2010, the Company acquired 3,562,500 Series A-1 Preferred Shares of Santen, for a total cash consideration of $950 for 9.5% of Santen’s issued and outstanding voting share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of Santen, the Company uses the cost method of accounting to record its investment in Santen.

Santen is a Cayman Islands company, which, through its subsidiaries in China, provides a form of value-added telecommunication services, to telecommunications carriers in China. In 2011, the Company performed an assessment of the financial condition of Santen and determined there was an other-than-temporary decline of fair value. Based on the assessment, the Company provided for an impairment loss of $950, which is equal to the carrying amount of the investment.

9. Property and Equipment, Net

	As of December 31,
	2011	2010
Furniture, fixtures and electronic equipment	$13,102	$12,472
Motor vehicles	1,718	1,312
Leasehold improvements	3,348	2,012
Software	2,547	2,212
Building	1,899	571

	22,614	18,579
Less: Accumulated depreciation and amortization	(13,836)	(12,618)

Property and equipment, net	$8,778	$5,961

10. Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
	2011			2010
	Telecommunications Business	Security- Business	Total	Telecommunications Business	Security- Business	Total
Gross amount:
Beginning balance	$459,614	$0	$459,614	$46,183	$21,395	$67,578
Goodwill recognized in acquisition	0	0	0	413,189	0	413,189
Disposal	0	0	0	0	(21,395)	(21,395)
Exchange differences	410	0	410	242	0	242

Ending balance	460,024	0	460,024	459,614	0	459,614

Accumulated impairment loss:
Beginning balance	(26,475)	0	(26,475)	(26,461)	(18,855)	(45,316)
Disposal	0	0	0	0	18,855	18,855
Charge for the year	0	0	0	0	0	0
Exchange differences	(24)	0	(24)	(14)	0	(14)

Ending balance	(26,499)	0	(26,499)	(26,475)	0	(26,475)

Goodwill, net	$433,525	$0	$433,525	$433,139	$0	$433,139

For the third quarter of 2011, the Company determined that due to the significant decline in its stock price for a sustained period, there was an impairment indicator related to goodwill as of September 30, 2011. In response, the Company performed an assessment of the carrying value of goodwill. Based on that assessment, the Company concluded that no impairment loss needs to be recognized as of September 30, 2011.

The Company performs its annual goodwill impairment tests on October 1 of each year. The Company evaluated the situation as of October 1, 2011 by referencing to the assessment performed with respect to September 30, 2011, and concluded that there was no goodwill impairment as of October 1, 2011.

For the fourth quarter of 2011, the Company determined that due to the significant decline in the stock price for a sustained period, there was an impairment indicator related to goodwill as of December 31, 2011. In response, the Company qualitatively assessed whether it is more likely than not that the fair values of the reporting unit was less than the carrying amount, by taking into consideration all the events and circumstances listed in FASC 350, Intangibles—Goodwill and Other and other entity specific factors and determined to perform the quantitative goodwill impairment test for the reporting unit.

In the goodwill impairment test, the Company used the income approach, which it believed to be more reliable than the market approach in determining the fair value of the Company’s reporting unit. Accordingly, it adopted a discounted cashflow (“DCF”) method under the income approach, which considers a number of factors that include expected future cash flows, growth rates, discount rates, and comparable multiples from publicly traded companies in the industry and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business unit. The assumptions are inherently uncertain and subjective.

When applying the DCF method for the reporting unit, the Company incorporated the use of projected financial information and a discount rate developed using market participant based assumptions. The cash flow projections were based on five-year financial forecasts developed by management that included revenue projections, capital spending trends, and investments in working capital to support anticipated revenue growth. The discount rate selected was 15.5% with the consideration of the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the reporting unit.

Based on the impairment tests performed, no impairment charges were recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

11. Other Acquired Intangible Assets, Net

	Year Ended December 31,
	2011					2010
	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Disposal	Foreign exchange difference	Net carrying amount
Core technology	$45,931	$(13,231)	$0	$0	$32,700	$45,931	$(5,964)	$0	$0	$39,967
Trade name and trademarks	21,037	(1,970)	0	0	19,067	21,041	(882)	(4)	0	20,155
Contract backlog	12,474	(12,286)	0	12	200	12,474	(7,342)	0	12	5,144
Customer lists	131	(143)	0	12	0	131	(143)	0	12	0
Customer relationship	117,755	(27,910)	0	313	90,158	117,758	(8,272)	(3)	300	109,783
Distribution networks	870	(870)	0	0	0	870	(870)	0	0	0
Software	1,721	(1,884)	0	163	0	1,758	(1,753)	(37)	160	128
Non-compete agreements	1,249	(593)	0	25	681	1,437	(373)	(188)	24	900
Corporate business agency agreements	2,037	(1,176)	0	5	866	2,037	(657)	0	2	1,382
Existing technology	38,500	(19,144)	0	0	19,356	38,328	(6,333)	0	0	31,995
“IP R&D” assets	0	0	0	0	0	172	0	0	0	172

	$241,705	$(79,207)	$0	$530	$163,028	$241,937	$(32,589)	$(232)	$510	$209,626

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of December 31, 2011 are expected to be as follows:

2012	$41,499
2013	32,628
2014	23,445
2015	21,110
2016 and thereafter	44,346

$163,028

The Company recognized no impairment loss on intangible assets with definite lives in 2011, 2010 and 2009.

12. Land Use Right

From 2009, the Company completed the process to obtain land use right for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010 and $777 was paid in 2011.

In connection with the agreement with ZSPD, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain the land use right with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire land use right with a 50-year term, for a consideration of approximately $2,870, plus related local levy of $111, paid in June and August 2011, respectively.

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,543 after an exchange rate effect of $785, as a payment for land use right on its consolidated balance sheets as of December 31, 2011. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources. The Company reports the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term upon obtaining the land use right certificate issued by Beijing Municipal Bureau of Land and Resources.

13. Credit Facilities

As of December 31, 2011, the Company had total short-term credit facilities for working capital purposes totalling $99,803, expiring in September 2013. The credit facilities were secured by bank deposits of $13,065 as of December 31, 2011. Credit facilities of $27,971 were utilized for issuing letters of credit and accounts payable to hardware suppliers and customers. As of December 31, 2011, unused short-term credit facilities were $71,832. In addition, the Company had standby letters of credit and bank acceptance drafts as of December 31, 2011, which were collateralized by bank deposits of $8,161. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totalled $21,226 as of December 31, 2011 and were presented as restricted cash in the consolidated balance sheets. As of December 31, 2010, the Company had total short-term credit facilities totalling $95,968, which expired in December 2011 and were secured by bank deposits of $10,293.

14. Accounts Payable

Accounts payable included bank acceptance drafts payable of $4,300 and $2,813 as of December 31, 2011 and 2010, respectively. These bank acceptance drafts were non-interest bearing and were due within six months of issuance. As of December 31, 2011, the Company’s accounts payable balance related to the IBM-Type Arrangement was approximately $78,930, under most which the Company is contractually obligated to pay its vendor only when the customer, China Mobile, pays the Company.

15. Other Taxes Payable

	As of December 31,
	2011	2010
Individual income taxes withheld	$3,478	$4,856
Business taxes payable	8,145	6,798
Others	241	24

	$11,864	$11,678

16. Income Tax (Benefit) Expense

The components of income before income tax (benefit) expense and discontinued operations are as follows:

	Year Ended December 31,
	2011	2010	2009
United States	$(6,631)	$(13,892)	$(10,236)
Foreign	67,621	77,195	48,586

	$60,990	$63,303	$38,350

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The provisions for income tax (benefit) expense from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current
United States:
Federal	$0	$(84)	$(838)
State	4	1	(66)
Foreign	9,995	23,109	4,903

Total current income tax expense	9,999	23,026	3,999
Deferred
United States:
Federal	0	0	1,107
State	0	0	75
Foreign	(21,995)	(13,466)	(288)

Total deferred income tax (benefit) expense	(21,995)	(13,466)	894

Income tax (benefit) expense	$(11,996)	$9,560	$4,893

The components of deferred income tax assets and liabilities were as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Allowances and reserves	$7,198	$12,360
Depreciation and amortization	889	895
Net operating loss and credits carry forwards	3,164	3,936
Acquired intangibles	1,122	971

Total gross deferred tax assets	12,373	18,162
Valuation allowance	(4,692)	(5,248)

Total net deferred tax assets	7,681	12,914
Deferred tax liabilities:
Amortization of acquired intangibles	(24,244)	(51,462)
Unrealized gain on short-term investments	(941)	(1,098)

Total net deferred tax assets	$(17,504)	$(39,646)

	As of December 31,
	2011	2010
Current deferred tax assets	$14,294	$13,781
Non-current deferred tax assets	1,751	2,066
Current deferred tax liabilities	(9,091)	(3,657)
Non-current deferred tax liabilities	(24,458)	(51,836)

Total net deferred tax assets	$(17,504)	$(39,646)

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2011, operating loss carry forwards amounted to $13,108 and $6,201 for U.S. federal and California state income tax purposes, which will begin to expire in 2023 and 2014, respectively. A valuation allowance of $4,692 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized. The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to FASB ASC 718 (formerly known as SFAS 123(R)). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 31, 2011 were $5,028 and $288 for both federal and state tax purposes.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that enjoy tax holidays or preferred tax treatment, as discussed below.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008. Prior to December 31, 2008, certain of the Company’s PRC entities applied for High-and-New-Tech Enterprise (“HNTE”) status that would allow them to be subject to income tax at a reduced rate of 15% based on the EIT Law. The official HNTE certificates have been issued in December 2008 and are valid for AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc. and Linkage Nanjing till the end of 2010. Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to the PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

Entities approved as Key Software Enterprises (“KSE”) were entitled to a reduced tax rate from 15% to 10%. AIBJ was approved as a KSE on December 31, 2009, and such a reduced tax rate was applied in the Company’s 2009 consolidated statement of operations. The approvals of the KSE status for AIBJ and Linkage Nanjing were not granted by the end of respective year of 2011 and 2010 and therefore, the tax rates applied were still 15%. In 2011, the Company obtained the 2010 approvals of KSE status for AIBJ and Linkage Nanjing and reflected the tax benefits in the Company’s 2011 consolidated statement of operations.

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

Undistributed foreign earnings amounted to approximately $222,501 as of December 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax or PRC foreign withholding taxes, if any, has been made. Upon distribution of those earnings, the Company would be subject to US income taxes (subject to a reduction for foreign tax credits), if any. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

Reconciliation between the income tax benefit (expense) computed by applying the US federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	2011	2010	2009
US Federal Rate	35%	35%	35%
Difference between statutory rate and foreign effective tax rate	(25)%	(28)%	(32)%
Subpart F income inclusion	3%	3%	0%
Non-deductible meals and entertainment expenses	4%	2%	1%
Stock based compensation	1%	2%	5%
PRC super research and development deduction	(2)%	(2)%	(2)%
Change in valuation allowance	(1)%	1%	4%
Qualified Electing Fund income	0%	0%	1%
Change in tax rates	(35)%	2%	1%

	(20)%	15%	13%

During the years ended December 31, 2011, 2010 and 2009, if the Company’s subsidiaries and VIEs in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, the income tax expense and earnings per share amounts would be as follows:

	Year Ended December 31
	2011	2010	2009
Increase in income tax expense	$1,157	$1,089	$3,102
Reduction in net income per ordinary share-basic	0.02	0.02	0.07
Reduction in net income per ordinary share-diluted	0.02	0.02	0.07

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$4,870	$3,052	$1,326
(Reduction) additions based on tax position related to the prior year	(1,925)	139	760
Additions based on tax positions related to the current year	399	1,679	966

Ending balance	$3,344	$4,870	$3,052

Included in the balance of unrecognized tax benefits as of December 31, 2011, are tax benefits of $3,344 that, if recognized, would affect the effective tax rate and none would affect deferred tax assets. The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes. Additional interest and penalties of $299 were recognized as of December 31, 2011.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. The Company’s tax years starting from 2002 to 2011 remain open in various tax jurisdictions. The Company does not anticipate any significant changes of its uncertain tax positions within the next 12 months.

17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Year Ended December 31,
	2011	2010	2009
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$74,559	$55,153	$33,886
Income from discontinued operations, net of taxes	0	1,058	1,973

Net income	$74,559	$56,211	$35,859

Shares (denominator):
Weighted average common stock outstanding
Basic	73,106,037	61,036,299	45,182,831
Dilutive effect of employee stock options and restricted stock units	564,944	746,411	1,203,447

Diluted	73,670,981	61,782,710	46,386,278

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$1.02	$0.90	$0.75

Diluted	$1.01	$0.89	$0.73

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.02	$0.04

Diluted	$0.00	$0.02	$0.04

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$1.02	$0.92	$0.79

Diluted	$1.01	$0.91	$0.77

The Company had 562,536, nil and 258,000 common stock options outstanding in 2011, 2010 and 2009, respectively, which could potentially dilute EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

18. Commitments and Contingencies

Operating Leases—As of December 31, 2011, the Company had commitments under certain non-cancellable operating leases through 2012 to 2016 that require annual minimum rentals as follows:

2012	$7,275
2013	2,863
2014	1,244
2015	12
2016	2

$11,396

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $6,362, $6,021 and $3,794 for the years ended December 31, 2011, 2010 and 2009, respectively.

Letters of Credit—As of December 31, 2011, the Company had outstanding standby letters of credit to customers of $20,837.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Balance at beginning of year	$44	$266
Current year provision	0	23
Payments	0	0
Expired warranty	(46)	(253)
Foreign exchange difference	2	8

Balance at end of year	$0	$44

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use right for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $32,795 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

In November 2011, the Company entered into a software purchase agreement with IBM, through which the Company is committed to purchase software from IBM in the next two years. The committed purchase amount are $1,587 and $1,587 respectively.

Litigation

In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. Plaintiffs’ sought rescission of their alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs had filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, had all been transferred to a single federal district judge for purposes of case management.

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. Several appeals were filed and, in January 2012, the last appellant in the IPO Allocation Cases agreed to withdraw and dismiss his objection to the settlement with prejudice. With the IPO Allocation Cases over, settlement distributions begin. The Company expects any damages payable to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies, and the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

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

In December 2010, the Ninth Circuit Court of Appeals affirmed decision to dismiss the case on the grounds that the plaintiff’s demand letters were insufficient to put the issuers on notice of the claims asserted against them dismissing the case with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed. In January 2011, the Ninth Circuit stayed the issuance of its mandate for ninety days pending the filing of an appeal to the United States Supreme Court. In April 2011, the plaintiff requested review with the U.S. Supreme Court, seeking reversal of the Ninth Circuit’s decision, and the underwriter defendants requested review with the U.S. Supreme Court regarding a statute of limitations issue. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review and granted the underwriter defendants’ request for review. The underwriter defendants and plaintiff have submitted briefing to the U.S. Supreme Court, which has scheduled oral argument for November 2011. On November 29, 2011, the Supreme Court heard oral argument regarding the underwriter defendants’ petition relating to the statute of limitations issue.

The Company intends to continue to defend vigorously the remaining litigation matter described above. While the Company cannot guarantee the outcome of these proceedings, the Company does not believe that the final results of these lawsuits will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19. Employee Retirement Benefits

The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 14% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 5% of the employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2011, 2010 and 2009 were $14,323, $10,036 and $5,500, respectively.

In addition, the Company is required by law to contribute approximately 17.7% to 24.7% of base salaries of its PRC employees for staff welfare, housing, medical and education benefits, representing an expense of $20,751, $14,079 and $8,462 in 2011, 2010 and 2009, respectively.

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $108, nil and $5,094 in 2011, 2010 and 2009, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIEs. As of December 31, 2011, the aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIEs in the Company not available for distribution was $89,801. As a result, the restricted net assets held by the Company’s consolidated subsidiaries was lower than 25% of the consolidated net assets as of December 31, 2011.

21. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2011 and 2010, 0.2% and 0.1% of short-term investments were placed with financial institutions in the US, respectively.

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

	Year Ended December 31,
	2011		2010		2009
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$252,693	52.5%	$210,396	61.3%	$149,032	69.7%
China Telecom	89,916	18.7	51,088	14.9	19,565	9.2
China Unicom	130,131	27.1	76,334	22.2	44,543	20.8

Total	$472,740	98.3%	$337,818	98.4%	$213,140	99.7%

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2011 and 2010 were as follows:

	Percentage of accounts receivable as of December 31,
	2011	2010
China Mobile	59%	55%
China Unicom	22%	23%
China Telecom	17%	20%

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,514	$2,619	$2,605
Provision for bad debts	468	709	442
Write-offs and other	(77)	(814)	(428)

Balance at end of the year	$2,905	$2,514	$2,619

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

Year Ended December 31, 2005
Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	0

Activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2009	3,356,752	$9.14
Granted	0	0
Forfeited	(32,750)	5.37
Exercised	(2,259,397)	8.08

Outstanding, December 31, 2009	1,064,605	11.51

Granted	0	0
Forfeited	(45,540)	28.00
Exercised	(498,141)	16.04

Outstanding, December 31, 2010	520,924	5.74

Granted	0	0
Forfeited	(1,730)	7.59
Exercised	(147,671)	7.95

Outstanding, December 31, 2011	371,523	$4.84	$1,091

Vested and expected to vest, December 31, 2011	371,523	4.84	1,091
Exercisable, December 31, 2011	371,523	$4.84	$1,091

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.75 of the Company’s common stock on December 31, 2011.

Total intrinsic value of options exercised for each of the three years ended December 31, 2011, 2010 and 2009 was $1,747, $3,434 and $26,107, respectively.

As of December 31, 2011, although there was no unrecognized share-based compensation cost relating to Option Plans, the plans still have unexercised stock shares, which are expected to be exercised over a weighted-average vesting period of 1.66 years.

Additional information on options outstanding as of December 31, 2011 is as follows:

	Options Outstanding as of December 31, 2011			Options Exercisable as of December 31, 2011
Range of average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.42-$5.41	330,901	1.65	$4.53	330,901	$4.53
$6.51-$8.75	39,522	1.77	7.22	39,522	7.22
$10.00-$14.56	1,100	0.06	14.56	1,100	14.56

Total	371,523	1.66	$4.84	371,523	$4.84

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

As of December 31, 2011, the activity of RSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted share units unvested at January 1, 2009	147,812	$5.42
Granted	86,500	11.48
Vested	(124,300)	4.58
Forfeited	(8,212)	9.54

Restricted share units unvested at December 31, 2009	101,800	11.26

Granted	139,285	24.38
Vested	(27,859)	10.83
Forfeited	(34,876)	13.04

Restricted share units unvested at December 31, 2010	178,350	21.22

Granted	4,800	21.31
Vested	(56,510)	20.76
Forfeited	(41,690)	19.29

Restricted share units unvested at December 31, 2011	84,950	$22.48

Total intrinsic values of RSUs vested for the three years ended December 31, 2011, 2010 and 2009 were $914, $708 and $3,544, respectively.

As of December 31, 2011, there was $1,227 unrecognized share-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 1.09 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

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

Fair values of PSUs with performance conditions generally equal their intrinsic value on the date of grant. Fair values of PSUs with market conditions are calculated with a Monte-Carlo simulation model using assumptions underlying the Black-Scholes methodology as follows:

Weighted average risk-free rate of return	4.7%
Weighted average expected life	1.49 years
Weighted average volatility rate	45%
Weighted average dividend yield	0

The activity of performance based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2009	626,911	$5.05
Granted	0	0
Vested	(472,089)	5.05
Forfeited	(154,822)	5.05

PSUs unvested at December 31, 2009	0	$0

The activity of market based PSUs under the 2005 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
PSUs unvested at January 1, 2009	241,130	$2.14
Granted	0	0
Vested	(239,880)	2.14
Forfeited	(1,250)	2.14

PSUs unvested at December 31, 2009	0	$0

Total intrinsic value of PSUs vested for the years ended December 31, 2011 and 2010 was nil and nil, respectively.

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

As of December 31, 2011, 1,689,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

The activity of performance based PSUs under the 2008 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Performance-based restricted stock units unvested at January 1, 2009	0	$0
Granted	1,669,400	13.17
Vested	(553,985)	13.17
Forfeited	(34,002)	13.10

Performance-based restricted stock units unvested at December 31, 2009	1,081,413	13.17

Granted	20,000	20.63
Vested	(538,344)	13.31
Forfeited	(75,981)	13.10

Performance-based restricted stock units unvested at December 31, 2010	487,088	13.33

Granted	0	0
Vested	(478,126)	13.34
Forfeited	(8,962)	13.10

Performance-based restricted stock units unvested at December 31, 2011	0	$0

Total intrinsic value of PSUs vested for the years ended December 31, 2011, 2010 and 2009 was $3,729, $10,621 and $11,063, respectively.

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

As of December 31, 2011, 135,109 RSUs were granted under the 2011 Plan. Each RSU represents a contingent right to receive one share of common stock. Some awards will vest in two equal installments on the 6-month and 12-month anniversaries of the grant date, and the other awards will vest on annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right at its sole discretion to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

The activity of RSUs under the 2011 Plan is summarized as follows:

	Number of shares	Weighted average grant date fair value
Restricted stock units unvested at December 31, 2010	0	$0
Granted	135,109	13.79
Forfeited	(2,500)	20.21

Restricted stock units unvested at December 31, 2011	132,609	$13.67

The total intrinsic value of RSUs vested for the year ended on December 31, 2011 was nil.

As of December 31, 2011, there was $1,317 unrecognized share-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 1.10 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from these expectations.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the Company’s 2011 Plan, approved to grant stock options to the Company’s executive officers and employees.

The fair value of each option grant was estimated on the date of grant using the Binomial Tree option pricing model. Option valuation models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options. The value of options granted was estimated on the date of the respective grant using the following weighted average assumptions:

Year Ended December 31, 2011
Fair market value per share of common stock as of the valuation date	$8.73
Exercise price	$8.73
Risk-free rate of return	2.09%
Grant date	December 6, 2011
Expiration date	December 6, 2021
Option life	10 years
Volatility rate	74.7%
Dividend yield	0
Exercise multiple	2.2-2.8

The activities of stock options under 2011 Plan are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price	Aggregate intrinsic value
Outstanding, January 1, 2010	0	$0	$0
Granted	6,429,100	8.73

Outstanding, December 31, 2011	6,429,100	$8.73	$0

Vested and expected to vest, December 31, 2011	6,429,100	8.73	0
Exercisable, December 31, 2011	0	$0	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $7.75 of the Company’s common stock on December 31, 2011.

Total intrinsic value of options exercised for the year ended December 31, 2011 was nil.

As of December 31, 2011, there was $34,057 unrecognized share-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 9.94 years. To the extent the actual forfeiture rate is different from original estimate, actual share-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options, RSUs and PSUs are as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$1,657	$1,984	$2,969
Sales and marketing	1,466	2,107	2,955
General and administrative	2,701	2,774	3,159
Research and development	962	1,134	1,582

Total stock-based compensation expense	$6,786	$7,999	$10,665

The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was nil for 2011, 2010, and 2009.

23. Stock Repurchase Program

No stock repurchases occurred in 2009 and 2010.

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

24. Related Party Transactions

The Company entered into a one-year car lease agreement with Linkage Technology Group Co., Ltd (“Linkage Group”) and house lease agreements with Linkage Group and Nanjing Linkage Technology Group Co., Ltd. Labor Union (“Linkage Labor Union”) in 2011. Both Linkage Group and Linkage Labor Union are controlled by a principal stockholder of the Company. Pursuant to the agreements, the Company paid approximately $310 to Linkage Group in the year of 2011.

25. Noncontrolling Interest

(a) On September 25, 2008, the Company established a new subsidiary, Shanghai Xinjia Science & Technology Co., Ltd (“AISH”) in Shanghai, with a total capital contribution of $732. The Company and Ms. Yao Yuan, the other shareholder of AISH, hold 90% and 10% of AISH’s share capital, respectively. AISH mainly provides software and services to telecommunication carriers in Shanghai. The 10% of AISH’s share capital held by Ms. Yao Yuan was recorded as noncontrolling interest.

(b) In October 2009, the Company acquired 60% of the share capital of SmartCall Holding Limited and the remaining 40% of the share capital was recorded as noncontrolling interest.

(c) In August 2011, the Company’s VIE Star VATS acquired 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd. The remaining 40% of the share capital was recorded as noncontrolling interest.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the year 2011, the amounts charged to the net income attributable to noncontrolling interests were $1,533, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2010	$1,918
Net loss	(1,533)
Adjustment to redemption value	0

Balance at December 31, 2011	$385

27. Segment Information

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

See Note 4 for additional information regarding the Company’s former security business segment.

28. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2011, 2010 and 2009 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2011
Total revenues	$131,091	$119,285	$116,186	$114,481
Total cost of revenues	76,830	66,945	67,101	62,235
Gross profit	54,261	52,340	49,085	52,246
Total operating expenses	43,307	37,066	34,557	37,238
Income from continuing operations	10,537	12,689	32,251	17,509
Net income (loss) attributable to noncontrolling interest	56	(600)	(698)	(331)
Net income attributable to AsiaInfo-Linkage, Inc.	10,481	13,289	32,949	17,840
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24
Diluted	$0.14	$0.18	$0.45	$0.24
Net income per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24
Diluted	$0.14	$0.18	$0.45	$0.24
Year Ended December 31, 2010
Total revenues	$114,380	$110,462	$59,298	$59,243
Total cost of revenues	62,596	63,220	24,858	23,127
Gross profit	51,784	47,242	34,440	36,116
Total operating expenses	35,700	29,784	20,142	23,849
Income from continuing operations	14,722	14,862	13,282	10,877
Income (loss) from discontinued operations, net of taxes	557	1,267	189	(955)
Net loss attributable to noncontrolling interest	(226)	(326)	(435)	(423)
Net income attributable to AsiaInfo-Linkage, Inc.	15,505	16,455	13,906	10,345
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.20	$0.20	$0.29	$0.24
Diluted	$0.20	$0.20	$0.29	$0.23
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.01	$0.02	$0.00	$(0.02)
Diluted	$0.01	$0.02	$0.00	$(0.02)
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.21	$0.22	$0.29	$0.22
Diluted	$0.21	$0.22	$0.29	$0.21
Year Ended December 31, 2009
Total revenues	$61,349	$52,556	$52,698	$47,153
Total cost of revenues	27,533	24,424	26,953	21,540
Gross profit	33,816	28,132	25,745	25,613
Total operating expenses	22,015	19,267	19,086	18,155
Income from continuing operations	11,241	7,955	7,414	6,847
Income (loss) from discontinued operations, net of taxes	2,123	1,123	(211)	(1,062)
Net (loss) income attributable to noncontrolling interest	(435)	13	(2)	(5)
Net income attributable to AsiaInfo-Linkage, Inc	13,799	9,065	7,205	5,790
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.25	$0.18	$0.16	$0.15
Diluted	$0.25	$0.17	$0.16	$0.15
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.04	$0.02	$0.00	$(0.02)
Diluted	$0.04	$0.02	$0.00	$(0.02)
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.29	$0.20	$0.16	$0.13
Diluted	$0.29	$0.19	$0.16	$0.13

29. Subsequent Events

The Company evaluated all events subsequent to the balance sheet date of December 31, 2011 through the date the consolidated financial statements were issued.

On January 20, 2012, AsiaInfo-Linkage announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited (“Power Joy”), a wholly owned subsidiary of CITIC Capital China Partners II, L.P., pursuant to which Power Joy proposed to acquire all of the outstanding shares of common stock of AsiaInfo-Linkage in cash at a price that represents a premium over the current stock price.

In October 2011, Yinhe Tianhong, who acted as the Company’s sub-contractor for a Human Resource Management contract amounting to approximately $1,900 with China Sinopec Group, initiated an arbitration claim against the Company for allegedly unpaid/delayed payment and overdue charges for an amount of approximately $6,800 (RMB43,000). On January 11, 2012, Yinhe Tianhong withdrew approximately $2,700 (RMB17,000) of the arbitration claim and revised it to be approximately $4,100 (RMB26,000). As of December 31, 2011 and the date the consolidated financial statements were issued, the Company was in the process of contesting this claim and evaluating the probability of any loss contingencies associated with it and the amount and range of any loss.