Form 10-Q
period 2012-03-31
ASIAINFO-LINKAGE, INC
filed 2012-05-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2012 was 72,507,518.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software products and solutions	$114,062	$101,384
Service	6,954	6,877
Third-party hardware	2,681	6,220

Total revenues	123,697	114,481

Cost of revenues:
Software products and solutions	68,539	52,569
Service	4,177	3,757
Third-party hardware	2,547	5,909

Total cost of revenues	75,263	62,235

Gross profit	48,434	52,246

Operating expenses:
Sales and marketing	20,348	19,255
General and administrative	7,478	8,014
Research and development	18,097	9,969

Total operating expenses	45,923	37,238

Income from operations	2,511	15,008

Other income, net
Interest income	2,398	1,418
Dividend income	0	4
Gain from sales of short-term investments	2,027	199
Other expenses, net	(165)	(115)

Total other income, net	4,260	1,506

Income before income tax expense (benefit)	6,771	16,514

Income tax expense (benefit)	1,352	(995)

Net income	5,419	17,509

Less: Net loss attributable to noncontrolling interest	(943)	(331)

Net income attributable to AsiaInfo-Linkage, Inc.	$6,362	$17,840

Earnings per share:
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.09	$0.24

Diluted	$0.09	$0.24

Weighted average shares used in computation:
Basic	72,473,455	74,992,768

Diluted	72,725,554	75,581,628

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$5,419	$17,509
Other comprehensive (loss) income, net of tax:
Change in cumulative foreign currency translation adjustment	545	3,361
Transfer to statement of operations of realized gain on available-for-sale securities, net of tax effects of $304 and $30 for the three months ended March 31, 2012 and 2011, respectively	(1,723)	(169)
Net unrealized gain (loss) on available-for-sale securities, net of tax effects of ($100) and $4 for the three months ended March 31, 2012 and 2011, respectively	294	(115)

Other comprehensive (loss) income	(884)	3,077

Comprehensive income	4,535	20,586

Less: comprehensive loss attributable to noncontrolling interest	(943)	(331)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$5,478	$20,917

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$290,974	$272,438
Restricted cash	19,801	21,226
Short-term investments – available-for-sale securities	17,755	27,909
Accounts receivable (net of allowances of $3,480 and $2,905 as of March 31, 2012 and December 31, 2011, respectively)	301,333	281,564
Inventories, net	17,805	15,309
Other receivables	5,034	4,480
Deferred income tax assets – current	14,299	14,294
Prepaid expenses and other current assets	13,712	6,453

Total current assets	680,713	643,673

Long-term investments	4,863	4,863
Property and equipment, net	13,286	8,778
Other acquired intangible assets, net	152,652	163,028
Deferred income tax assets – non-current	1,752	1,751
Goodwill	433,534	433,525
Land use right	14,484	14,543

Total assets	$1,301,284	$1,270,161

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$106,191	$91,094
Accrued expenses	28,732	22,905
Deferred revenue	32,181	32,378
Accrued employee benefits	76,064	78,972
Other payables	7,767	5,582
Income taxes payable	13,485	12,602
Other taxes payable	15,220	11,864
Deferred income tax liabilities – current	8,896	9,091

Total current liabilities	288,536	264,488

Unrecognized tax benefits	3,441	3,344
Deferred income tax liabilities – non-current	24,458	24,458
Other long term liabilities	573	573

Total liabilities	317,008	292,863

Redeemable noncontrolling interest	(299)	385
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 78,667,275 shares and 78,596,721 shares issued as of March 31, 2012 and December 31, 2011, respectively; 72,500,775 shares and 72,430,221 shares outstanding as of March 31, 2012 and December 31, 2011, respectively)	787	786
Additional paid-in capital	850,321	847,879
Treasury stock, at cost (6,166,500 shares as of March 31, 2012 and December 31, 2011)	(87,746)	(87,746)
Retained earnings	152,889	146,527
Statutory reserve	21,748	21,748
Accumulated other comprehensive income	46,240	47,124

Total AsiaInfo-Linkage, Inc. stockholders’ equity	984,239	976,318

Noncontrolling interest	336	595

Total equity	984,575	976,913

Total liabilities, redeemable noncontrolling interest and equity	$1,301,284	$1,270,161

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,419	$17,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,055	690
Share-based compensation expense	2,425	1,897
Amortization of other acquired intangible assets	10,375	12,917
Amortization of land use right	74	0
Gain on disposal of property and equipment	(109)	(56)
Gain from sales of available-for-sale securities	(2,027)	(199)
Provision of allowance for doubtful accounts	658	1,111
Changes in operating assets and liabilities:
Accounts receivable	(20,427)	(45,579)
Inventories	(2,872)	1,551
Other receivables	(550)	752
Deferred income taxes	2	23
Prepaid expenses and other current assets	(6,616)	694
Accounts payable	15,097	31,709
Accrued expenses	5,827	(816)
Deferred revenue	(197)	(6,839)
Accrued employee benefits	(2,908)	4,669
Other payables	925	484
Other taxes payable	2,714	1,523
Income taxes payable	980	(3,427)

Net cash provided by operating activities	9,845	18,613

Cash flows from investing activities:
Decrease (increase) in restricted cash	1,425	(325)
Purchases of available-for-sale securities	0	(2,694)
Purchases of held-to-maturity securities	0	(9,886)
Proceeds from sales of available-for-sale securities	10,574	1,721
Proceeds from sales of held-to-maturity securities	0	6,085
Purchases of property and equipment	(3,915)	(701)
Proceeds from disposal of property and equipment	10	12

Net cash provided by (used in) investing activities	8,094	(5,788)

Cash flows from financing activities:
Proceeds from exercise of stock options	13	699
Repurchase of common stock	0	(4,956)

Net cash provided by (used in) financing activities	13	(4,257)

Effect of exchange rate changes on cash and cash equivalents	584	2,817

Net increase in cash and cash equivalents	18,536	11,385

Cash and cash equivalents at beginning of period	272,438	237,844

Cash and cash equivalents at end of period	$290,974	$249,229

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$937,868	$510	$938,378
Net income (loss)	0	0	0	0	17,840	0	0	17,840	(331)	17,509
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	197	197
Other comprehensive income	0	0	0	0	0	0	3,077	3,077	0	3,077
Stock option exercises	114,874	1	698	0	0	0	0	699	0	699
Restricted stock units vesting	35,090	1	(1)	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	294	0	0	0	0	294	0	294
Share-based compensation (performance-based restricted stock units)	0	0	1,603	0	0	0	0	1,603	0	1,603
Repurchase of common stock	(248,900)	0	0	(4,956)	0	0	0	(4,956)	0	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$956,425	$376	$956,801

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Net income (loss)	0	0	0	0	6,362	0	0	6,362	(943)	5,419
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	684	684
Other comprehensive loss	0	0	0	0	0	0	(884)	(884)	0	(884)
Stock option exercises	4,000	0	17	0	0	0	0	17	0	17
Restricted stock units vesting	66,554	1	0	0	0	0	0	1	0	1
Share-based compensation (stock options)	0	0	1,987	0	0	0	0	1,987	0	1,987
Share-based compensation (restricted stock units)	0	0	438	0	0	0	0	438	0	438

Balance at March 31, 2012	72,500,775	$787	$850,321	$(87,746)	$152,889	$21,748	$46,240	$984,239	$336	$984,575

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(In thousands, except share and per share amounts)

1. BASIS OF PREPARATION

On July 1, 2010, AsiaInfo Holdings, Inc. (“AsiaInfo”) completed its combination with internet technology (“IT”) software and solutions provider Linkage Technologies International Holdings Limited through the acquisition of 100% of the outstanding share capital of its wholly-owned subsidiary, Linkage Technologies Investment Limited (“Linkage Technologies”), and was renamed “AsiaInfo-Linkage, Inc.” (“AsiaInfo-Linkage”). Starting in the third quarter of 2010, AsiaInfo-Linkage’s financial statements consolidated the operating results and financial position of Linkage Technologies and its consolidated subsidiaries.

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, its subsidiaries, and its consolidated variable interest entities (the “VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of March 31, 2012, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2012.

AsiaInfo-Linkage uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. The financial records of the Company’s subsidiaries and VIEs established in Southeast Asian countries are maintained in their local currencies. Their balance sheets are translated into U.S. dollars primarily based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are primarily the rates of exchange quoted by the People’s Bank of China.

No assets of the Company’s consolidated VIEs are collateral for such VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of March 31, 2012 and December 31, 2011, respectively, there were $2,896 and $2,640 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2011.

Accounting Pronouncements

Newly adopted accounting pronouncements

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

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

Recent accounting pronouncements not yet adopted

In December 2011, the FASB issued an authoritative pronouncement related to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is in the process of evaluating the effect of adoption of this guidance on the Company’s consolidated financial statements.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, other taxes payable and long-term investments.

Short-term investments are classified as available-for-sale securities, as discussed in Note 4. Certain long-term investments have been written down to their fair value, as of December 31, 2008 and December 31, 2011, as discussed in Note 7. Fair value of other long-term investments is not disclosed because the fair value of the investments is not readily determinable.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	March 31, 2012	December 31, 2011
Cash	$97,339	$97,733
Cash equivalents:
Money market funds	187,135	149,161
Others	6,500	25,544

Total cash and cash equivalents	$290,974	$272,438

Cash equivalents are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of available-for-sale securities.

As of March 31, 2012 and December 31, 2011, the Company did not hold held-to-maturities or trading securities.

The following table provides additional information, as of the dates indicated, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	March 31, 2012				December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$14,728	$2,565	$0	$17,293	$14,712	$2,165	$0	$16,877
Balance funds	0	0	0	0	648	0	(47)	601
Stock funds	0	0	0	0	7,888	2,087	0	9,975
Corporate stocks	457	5	0	462	457	0	(1)	456

Total	$15,185	$2,570	$0	$17,755	$23,705	$4,252	$(48)	$27,909

The Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of March 31, 2012 and December 31, 2011. The Company’s Level 3 investments primarily include investments in certain funds without readily available prices as of the date of reporting. The Company values its Level 3 investments using the counter party’s estimated price as of the most recent priced day prior to the date of reporting because the Company believes the fair value of the investments would not have materially changed between the pricing date and the date of reporting.

The available-for-sale securities measured and recorded at fair value as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$17,293	$0	$0	$17,293	$16,877	$0	$0	$16,877
Balance funds	0	0	0	0	0	0	601	601
Stock funds	0	0	0	0	0	0	9,975	9,975
Corporate stocks	53	0	409	462	47	0	409	456

Total	$17,346	$0	$409	$17,755	$16,924	$0	$10,985	$27,909

The following table presents changes in Level 3 investments measured on a recurring basis for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$10,985	$11,265
Purchases	0	2,284
Redemption	(8,547)	(1,522)
Realized gain	(2,027)	(199)
Unrealized loss	0	(194)
Exchange difference	(2)	25

Ending balance	$409	$11,659

The following table provides additional information on the realized gains of the Company during the three-month periods ended March 31, 2012 and 2011, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended March 31,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$10,574	$8,547	$2,027	$1,721	$1,522	$199

Total	$10,574	$8,547	$2,027	$1,721	$1,522	$199

The Company reported no impairment loss for its short-term investments for the three-month periods ended March 31, 2012 or 2011.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of March 31, 2012 and December 31, 2011, including amounts attributable to the IBM-Type Arrangements, were as follows:

	March 31, 2012			December 31, 2011
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$18,559	$77,195	$95,754	$30,727	$68,561	$99,288
Unbilled accounts receivable	63,570	141,310	204,880	49,230	127,006	176,236
Bank acceptance drafts	0	0	0	0	2,239	2,239
Commercial acceptance drafts	13	4,166	4,179	13	6,693	6,706
Less: allowance for doubtful accounts	(219)	(3,261)	(3,480)	(221)	(2,684)	(2,905)

Total accounts receivable, net	$81,923	$219,410	$301,333	$79,749	$201,815	$281,564

6. INVENTORIES, NET

The components of inventories, net as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Deferred costs	$6,441	$5,526
Finished goods	11,364	9,783

Total	$17,805	$15,309

Deferred costs represent the costs incurred for the implementation phases of the projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 years system implementation periods. The deferred costs were expected to be reimbursed once the system successfully launched, and were capitalized as inventories and expected to be transferred to cost of goods sales upon the revenue recognition.

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

8. GOODWILL

The changes in the carrying amount of goodwill during the three months ended March 31, 2012 were as follows:

March 31, 2012
Gross amount:
Beginning balance at January 1, 2012:	$460,024
Exchange differences	34

Ending balance at March 31, 2012:	460,058

Accumulated impairment loss:
Beginning balance at January 1, 2012:	(26,499)
Exchange differences	(25)

Ending balance at March 31, 2012:	(26,524)

Goodwill, net	$433,534

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The changes in the carrying amounts of the components of other acquired intangible assets, net as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
	Gross		Foreign exchange difference	Net	Gross		Foreign exchange difference	Net
	carrying amount	Accumulated amortization		carrying amount	carrying amount	Accumulated amortization		carrying amount
Core technologies	$45,931	$(15,048)	$0	$30,883	$45,931	$(13,231)	$0	$32,700
Trade names and trademarks	21,037	(2,242)	0	18,795	21,037	(1,970)	0	19,067
Contract backlogs	12,474	(12,334)	12	152	12,474	(12,286)	12	200
Customer lists	131	(143)	12	0	131	(143)	12	0
Customer relationships	117,755	(32,755)	312	85,312	117,755	(27,910)	313	90,158
Distribution networks	870	(870)	0	0	870	(870)	0	0
Software	1,721	(1,884)	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(648)	25	626	1,249	(593)	25	681
Corporate business agency agreements	2,037	(1,306)	5	736	2,037	(1,176)	5	866
Existing technology	38,500	(22,352)	0	16,148	38,500	(19,144)	0	19,356

	$241,705	$(89,582)	$529	$152,652	$241,705	$(79,207)	$530	$163,028

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of March 31, 2012 are expected to be as follows:

Nine-month period ended December 31, 2012	$31,123
2013	32,628
2014	23,445
2015	21,110
2016 and thereafter	44,346

$152,652

10. LAND USE RIGHT

From 2009, the Company completed the process to obtain land use rights for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010 and $777 was paid in 2011.

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

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,543 after an exchange rate effect of $785, as a payment for land use right on its consolidated balance sheets as of December 31, 2011. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company reports the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of March 31, 2012, the land use rights amounted to $14,484, considering the carrying value less the amortization cost of $74 and an exchange rate gain of $15.

11. CREDIT FACILITIES

As of March 31, 2012, the Company had short-term credit facilities for working capital purposes totaling $120,026, expiring in September 2013, which were secured by bank deposits of $13,075. As of March 31, 2012, unused short-term credit facilities were $88,249 and used credit facilities totaled $31,777. The used facilities were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. Additional bank deposits of $6,726 were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2012. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable and bank acceptance drafts totaled $19,801 as of March 31, 2012 and were presented as restricted cash in the consolidated balance sheet. As of December 31, 2011, the Company had total short-term credit facilities totaling $99,803, which will expire in September 2013 and were secured by bank deposits of $13,065.

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $3,991 and $4,300 as of March 31, 2012 and December 31, 2011, respectively. These bank acceptance drafts were non-interest bearing and were due within six months of issuance.

As of March 31, 2012 and December 31, 2011, the Company’s accounts payable balance related to the IBM-Type Arrangements was approximately $91,507 and $78,930, respectively, under which the Company is contractually obligated to pay its vendor only when its customers pay the Company.

13. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $2,062 and $1,946 for the three months ended March 31, 2012 and 2011, respectively.

14. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(30)	(19)
Subpart F income inclusion and other dividend income	6	0
Change in valuation allowance	4	(1)
Share-based compensation	5	0
Tax effect due to reduced rate granted for 2010	0	(18)
Others	0	(3)

	20%	(6)%

The tax rate for the three months ended March 31, 2012 was higher than that of the same period in 2011 mainly because the Company in the prior year recognized the tax benefit of 2010 Key Software Enterprise (“KSE”) status upon receiving the Chinese government’s approval during the first quarter of 2011; however, as government authorities in charge of the approval of KSE status have not released the application requirements for 2011 KSE status, both AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage-AsiaInfo Technologies (Nanjing), Inc. (“Linkage Nanjing”) have not applied for 2011 KSE status as of the date of report. AIBJ and Linkage Nanjing plan to apply for 2011 KSE status upon the release of the application requirements but there is uncertainty as to whether they will meet eligibility requirements for or receive such status. In addition, the Company also had higher Subpart F income which resulted in additional U.S. taxes.

Aggregate undistributed earnings of approximately $234,073 at March 31, 2012 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position of recognizing uncertain tax benefit in the three months ended March 31, 2012 and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2000 to 2011 remain open in these taxing jurisdictions.

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

The vesting periods of the options under the Option Plans were determined based on the individual stock option agreements. Options granted prior to 1998 generally vested and became exercisable over three years at an equal annual rate. Exercise terms of options granted in 1998, 1999, 2000 and 2002 were substantially similar to those of options granted prior to 1998 except that the vesting and exercise periods were generally over four years at an annual rate of 20%, 20%, 30% and 30% for the 1999 plan, and were generally over four years at an annual rate of 25% for the 2000 plan, and were generally no more than four years at an annual rate of 25% for the 2002 Plan.

Stock options as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	371,523	$4.84
Forfeited	(1,119)	14.40
Exercised	(4,000)	4.44

Outstanding, March 31, 2012	366,404	$4.82	$2,851

Vested and expected to vest, March 31, 2012	366,404	4.82	2,851
Exercisable, March 31, 2012	366,404	$4.82	$2,851

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $12.60 per share of the Company’s common stock on the last trading day (March 30, 2012).

The total intrinsic value of options exercised for each of the three months ended March 31, 2012 and 2011 was $32 and $1,630, respectively.

As of March 31, 2012, there was no unrecognized share-based compensation cost relating to options under the Option Plans. The weighted average remaining contractual term was 1.42 years as of March 31, 2012.

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

RSUs as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	84,950	$22.48
Vested	(25,250)	25.09
Forfeited	(2,100)	29.22

Restricted stock units unvested at March 31, 2012	57,600	$21.09

The total intrinsic value of RSUs vested for the three months ended March 31, 2012 and 2011 was $293 and $663, respectively.

As of March 31, 2012, there was $1,011 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.27 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

2008 Stock Incentive Plan

On February 25, 2008, the Board of Directors of the Company authorized the 2008 Stock Incentive Plan, as amended (the “2008 Plan”). The 2008 Plan was subsequently approved by the Company’s stockholders at the 2008 annual meeting of stockholders. Under the 2008 Plan, the Company was authorized to grant participants restricted stock awards, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 2,000,000 shares plus (b) any authorized shares of the Company’s common stock that, as of February 25, 2008, were available for issuance under the Company’s 2005 Plan, or that thereafter became available for issuance under the 2005 Plan in accordance with its terms.

As of December 31, 2011, an aggregate of 1,689,400 PSUs granted under the 2008 Plan had fully vested based on certain performance criteria or been forfeited.

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

RSUs as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	132,609	$13.67
Granted	2,000	12.89
Vested	(41,304)	11.06

Restricted stock units unvested at March 31, 2012	93,305	$14.80

The total intrinsic value of RSUs vested for the three months ended March 31, 2012 was $491.

As of March 31, 2012, there was $1,055 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.11 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved grants of stock options to the Company’s executive officers and employees.

Stock options as of March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	6,429,100	$8.73
Granted	65,000	13.35
Forfeited	(54,000)	8.73

Outstanding, March 31, 2012	6,440,100	$8.78	$24,672

Vested and expected to vest, March 31, 2012	6,440,100	8.78	24,672
Exercisable, March 31, 2012	0	$0	$0

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $12.60 per share of the Company’s common stock on the last trading day (March 30, 2012).

Total intrinsic value of options exercised for the three months ended March 31, 2012 was nil.

As of March 31, 2012, there was $32,357 of unrecognized share-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 9.69 years. To the extent the actual forfeiture rate is different from original estimates, actual share-based compensation related to these awards may be different from these expectations.

The amount of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items on the face of the Company’s consolidated statements of operations. For the three months ended March 31, 2012 and 2011, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended March 31,

	2012	2011
Cost of revenues	$851	$479
Sales and marketing	590	430
General and administrative	684	714
Research and development	300	274

Total share-based compensation expense	$2,425	$1,897

16. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2012	2011
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)	$6,362	$17,840
Shares (denominator):
Weighted average common stock outstanding
Basic	72,473,455	74,992,768
Dilutive effect of employee stock options and restricted stock units	252,099	588,860

Diluted	72,725,554	75,581,628

Earnings per share
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.09	$0.24

Diluted	$0.09	$0.24

As of March 31, 2012 and 2011, the Company excluded outstanding options to acquire 6,486,143 and 78,381 shares of common stock, respectively, from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future.

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

18. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use rights for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $30,804 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

As of March 31, 2012, the Company was committed to purchase software from IBM amounting to $3,174, which is expected to be paid from 2012 to 2014.

Litigation

In December 2001, a securities class action case was filed in New York City against the Company, certain of its officers and directors and the underwriters of the Company’s initial public offering (“IPO”). The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s common stock in the aftermarket as conditions of their purchasing shares in the Company’s IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement, seeking rescission of the plaintiffs’ alleged purchases of the Company’s common stock as well as unspecified damages. In addition to the case against the Company, various other plaintiffs filed approximately 1,000 other, substantially similar class action cases (collectively, the “IPO Allocation Cases”) against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company, were transferred to a single federal district judge for purposes of case management.

In April 2009, the Company and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. Several appeals were filed and, in January 2012, the last appellant in the IPO Allocation Cases agreed to withdraw and dismiss his objection to the settlement with prejudice. With the IPO Allocation Cases settled, the settlement distribution process has begun. The Company expects any damages payable by us to the plaintiffs to be fully funded by its directors’ and officers’ liability insurance policies, and the Company believes that the underwriters may have an obligation to indemnify the Company for the legal fees and other costs of defending this suit and that the Company’s directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, the Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s IPO and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000 for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders is named as defendants in this action, although the Company is named as a nominal defendant. In March 2009, pursuant to a joint motion the Company brought with several other issuer defendants, the court dismissed the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company and the other issuer defendants prior to filing the complaint. The plaintiff subsequently appealed to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals.

In December 2010, the Ninth Circuit affirmed the decision to dismiss the complaint against the issuer defendants and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters, finding that plaintiff’s claims were not time-barred under the applicable statute of limitations. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed, but stayed the effect of its decision pending appeal to the U.S. Supreme Court. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review of the Ninth Circuit’s decision that the demand was inadequate and granted the underwriter defendants’ request for review of the statute of limitations issue. In March 2012, the U.S. Supreme Court rendered a decision on the statute of limitations issue, remanding the case to the lower courts to consider how usual equitable tolling rules would apply to the claims against the underwriters.

The Company intends to continue to defend vigorously the remaining litigation matter described above. While the Company cannot guarantee the outcome of these proceedings, the Company does not believe that the final results of these lawsuits will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

19. STOCK REPURCHASE PROGRAM

On January 30, 2011, the Company announced the authorization of a stock repurchase program, under which the Company could, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of June 30, 2011, the Company repurchased 3,166,500 shares of its common stock at a total cost of $59,997 pursuant to this repurchase program. The Company determined that it completed the repurchases pursuant to the program. No stock was repurchased by the Company during the first quarter of 2012.

All common stock repurchased by the Company has become part of its treasury stock.

20. NONCONTROLLING INTEREST

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

(c) In September 2011, the Company’s VIE Beijing Star VATS Technologies, Inc. acquired 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd. The remaining 40% of the share capital was recorded as noncontrolling interest.

21. REDEEMABLE NONCONTROLLING INTEREST

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the first quarter of year 2012, the amount charged to net income attributable to noncontrolling interests was $684, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2011	$385
Net loss	(684)
Adjustment to redemption value	0

Balance at March 31, 2012	$(299)

22. SUBSEQUENT EVENTS

In October 2011, Yinhe Tianhong, who acted as the Company’s sub-contractor for a Human Resource Management contract amounting to approximately $1,900 with China Sinopec Group, initiated an arbitration claim against the Company for allegedly unpaid/delayed payment and overdue charges for an amount of approximately $6,800 (RMB43,000). On January 11, 2012, Yinhe Tianhong withdrew approximately $2,700 (RMB17,000) of the arbitration claim and revised it to be approximately $4,100 (RMB26,000). On April 6, 2012, the arbitration court approved Yinhe Tianhong’s application to withdraw all arbitration claims against the Company, which officially closed all claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2011 and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries and consolidated variable interest entities, or VIEs, “Linkage” refers to Linkage Technologies International Holdings Limited, and “AsiaInfo” refers to the Company prior to its combination with Linkage.

Overview

We are the leading provider of high-quality telecommunications software solutions and information technology, or IT, products and services in China. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom.

We have penetrated into China’s cable business supporting system market through our Hangzhou Zhongbo subsidiary, which provides IT solutions, including business support systems such as billing and customer relationship management software and services. We won several critical contracts to provide modernized business support system for consolidated provincial-level cable operational entities, such as Jiangsu province and Zhejiang province, as well as entities in Chongqing and Beijing. The successful implementation of these project and business value brought the out-of-box business processes will setup a good showcase for the future cable industry consolidation between multiple regional operators, which is expected to be accelerated in the coming years. We believe we are well positioned to gain market share in China’s cable television industry.

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we have won new contracts from our customers in Southeast Asia including Malaysia, Nepal and others, after an arduous vendor selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. We continue to develop software and provide solutions to our international telecommunication carriers and expect additional revenue contribution from them over the next few years.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$64,831	52%	$61,910	54%
China Telecom	22,330	18%	22,144	19%
China Unicom	33,957	28%	28,788	25%

Total	$121,118	98%	$112,842	98%

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

In December 2010, we disposed of our former IT security services business.

Recent Developments

On January 20, 2012, we announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited, or Power Joy, a wholly owned subsidiary of CITIC Capital China Partners II, L.P., pursuant to which Power Joy proposed to acquire all of our outstanding shares of common stock in cash at a price that represents a premium over the stock price. A special committee of the board of directors, or the Special Committee, was formed to consider the proposal and any potential alternative transactions. The Special Committee retained Shearman & Sterling LLP as its legal counsel and Goldman Sachs (Asia) L.L.C. as its financial advisor to assist it in consideration of such matters. On March 26, 2012, we announced that the Special Committee would solicit interest from, and engage in discussions with, other potential qualified interested parties regarding a potential transaction involving us, and to evaluate any proposals it receives. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that any transaction will be approved of or consummated.

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

Software products and solutions revenue. We typically sell our software as part of a total solution package for our customers, which includes proprietary software licenses, professional services related to the design and implementation of the solution (such as consulting, training, technical support and maintenance) and, in cases where the customer requests a turn-key solution, related hardware. Software products and solutions revenue consists of fees received from customers for using our software products or third-party software products, including software license and customizations. In most cases where a customer has additional requirements, we enter into an extension agreement with the customer to expand and upgrade the customer’s system. These extension contracts will usually include a license for the additional users, updated versions of our software and, if required, additional services and hardware for the customer’s network. Our software products and solutions revenue also includes the benefit of value-added tax rebates on software license sales, which reflect the Chinese government’s policy of encouraging China’s software industry. We also record reductions from revenue for our estimates of expected software sales returns from distributors based on current sales and historical sales returns. In addition, we provide multiple services and products (software, hardware, implementation, maintenance and managed services) to the customer for some projects outside of China. Revenue is deferred during the implementation phases and recognized ratably over the managed service periods upon the completion of implementation phases.

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

	Three Months Ended March 31,
	2012	2011
Revenues net of hardware costs:
Software products and solutions revenue	$114,062	$101,384
Service revenue	6,954	6,877
Third-party hardware revenue net of hardware costs	134	311

Total revenues net of hardware costs	121,150	108,572
Total hardware costs	2,547	5,909

Total revenues	$123,697	$114,481

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

The costs incurred for the implementation phases of projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services), are deferred and capitalized as inventories during the system implementation phase, and transferred to cost of sales upon revenue recognition.

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses and research and development expenses. Amortization of acquired intangible asset expenses consistently comprise a significant portion of our total operating expenses.

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

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. To a smaller degree, our operations in Southeast Asia are conducted through our joint venture in Singapore and its subsidiaries. Prior to the enactment of China’s current Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, foreign-invested enterprises, or FIEs, were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to tax holidays or certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all Chinese resident enterprises have been subject to a flat 25% income tax rate, unless they are eligible for certain preferential tax treatments.

Pursuant to implementation and transition rules related to the EIT Law, certain of our subsidiaries in China may enjoy a 15% preferential tax rate if they are qualified as High-and-New Technology Enterprises, or HNTE, while other of our subsidiaries and VIEs became subject to the 25% income tax rate. HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process in order to renew its HNTE status. We received HNTE certification for AsiaInfo-Linkage Technologies (China), Inc., or AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, at the end of 2011 and the beginning of 2012, respectively, which allows those companies to compute tax at a reduced 15% tax rate from January 1, 2011 until December 31, 2013. As such, we computed tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing for the year of 2011 and the first quarter of 2012.

AIBJ and Linkage Nanjing were approved as Key Software Enterprises, or KSEs, and were eligible for a further reduction in their tax rate to 10% for 2008, 2009, and 2010. As of the date of this report, government authorities in charge of the approval of KSE status have not released the application requirements for 2011 KSE status. AIBJ and Linkage Nanjing plan to apply for 2011 KSE status, but there is uncertainty as to whether they will meet eligibility requirements for or receive such status. As such, we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

Sales of hardware procured in China are subject to a 17% value added tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include them in revenue reported in our financial statements. Companies that develop their own software and register the software with relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the VAT rebate is included in software revenue. Historically, the VAT refund received is not taxable for income tax purposes as long as the refund is used for research and development activities. However, according to a tax circular issued by the PRC State Administration of Taxation in January 2009, although the VAT refund would remain non-taxable when the refund is used for purchases of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the VAT refund received as a non-taxable item for income tax purposes till the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and business taxes paid, respectively. Business taxes deducted from revenues during the three-month periods ended March 31, 2012 and 2011 were $2.6 million and $3.1 million, respectively.

In January 2011, the State Council issued a circular providing an exemption from business tax for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by previous circulars, including the VAT rebate on sales of software. The implementation guidance of this new circular has not been issued as of the date of this report, although implementation guidance for value-added tax rebates on sales of software was issued in October 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, sales and software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks. For example, in February 2004 we exchanged approximately $28.0 million cash from U.S. dollars to RMB in order to address concerns regarding a possible increase in the relative value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2012.

As of March 31, 2012, approximately 89.1%, or $276.9 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 10.8%, or $33.5 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of March 31, 2012, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.2943, compared to the rate of US$1.00=RMB6.5564 as of March 31, 2011.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenues and cost of revenues under customer contracts, bad debts, inventories, short-term investments, long-term investments, income taxes, goodwill and other intangible assets, stock options, and litigation. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Revenues from customer orders requiring significant production, modifications, or customization of the software are recognized over the service period based on the percentage of completion method measured based on the relationship of costs already incurred to the total estimated costs to be incurred. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis. Generally, we do not defer the project costs and pre-contract costs for our domestic contracts. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. We generally bifurcate the third-party hardware from our development services and recognize the hardware revenue upon customer acceptance. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Consistent with our strategy to grow our business in markets outside of China, we have agreed to provide certain of our customers multiple services and products (software, hardware, implementation, maintenance and managed services). For these international contracts, revenue is deferred during the implementation phases and recognized ratably over the managed service periods upon the completion of implementation phases, and project costs are deferred. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts.

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

The HNTE certificates of AIBJ, AICD and Linkage Nanjing were renewed at the end of 2011 and the beginning of 2012, respectively, which allows those companies to continue to enjoy a 15% preferential tax rate from January 1, 2011 until December 31, 2013.

AIBJ and Linkage Nanjing were KSEs eligible for a 10% tax rate for 2008, 2009, and 2010. As of the date of this report, government authorities in charge of the approval of KSE status have not released the application requirements for 2011 KSE status. AIBJ and Linkage Nanjing plan to apply for 2011 KSE status when the application requirements are released. There is uncertainty as to whether they will meet eligibility requirements for or receive such status, so we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (October 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in stock prices, business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

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

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We adopted this pronouncement as of the first quarter of 2012. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

We recognized no impairment loss on goodwill in the first quarter of 2012 or 2011.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of them were other-than-temporary in accordance with ASC 320 and SEC Staff Accounting Bulletin Topic 5M. We recognized no impairment losses on long-term investments and short-term investments in the first quarter of 2012 or 2011.

Consolidated Results of Operations

Revenues. Total revenues were $123.7 million for the three-month period ended March 31, 2012, representing an 8.1% increase over the same period in 2011 and a 5.6% decrease sequentially. The year-over-year increase was primarily the result of healthy demand from China’s telecom carriers and the sequential decrease was mainly due to the seasonality of our business.

Software products and solutions revenue was $114.1 million for the three-month period ended March 31, 2012, representing an increase of 12.5% over the comparable period in 2011 and a 3.9% sequential decrease. The year-over-year increase was primarily attributable to a 21.4% increase in revenue from China Telecom and a 20.1% increase in revenue from China Unicom. The sequential decrease was primarily attributable to a 6.3% decrease in revenue from China Mobile and a 14.5% decrease in revenue from China Telecom.

Service revenue was $7.0 million for the three-month period ended March 31, 2012, representing an increase of 1.1% over the comparable period in 2011 and a 21.6% sequential decrease. The sequential decrease was primarily attributable to a 19.1% decrease in revenue from China Mobile and a 29.2% decrease in revenue from China Unicom.

Third-party hardware revenue was $2.7 million for the three-month period ended March 31, 2012, representing a year-over-year decrease of 56.9% and a sequential decrease of 24.1%. Third-party hardware revenue is not our business focus and represents 2% of our total revenues.

During the first quarter, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 97.9% of our total revenue.

Cost of revenues. Our cost of revenues was $75.3 million for the three-month period ended March 31, 2012, representing an increase of 20.9% over the comparable period in 2011. Cost of revenues for the three-month period ended March 31, 2012 decreased 2.0% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily attributable to an increase in employee compensation, and headcount of implementation engineers for the period.

Gross profit margin. Our gross profit margin for the three-month period ended March 31, 2012 was 39.2%, compared to 45.6% in the comparable period in 2011 and 41.4% in the preceding quarter. The year-over-year decrease in gross margin was primarily attributable to an increase in employee compensation and headcount of implementation engineers, and the sequential decrease was primarily due to the seasonality of our business and an increase in stock option expenses for the period.

Operating expenses. Our operating expenses were $45.9 million for the three-month period ended March 31, 2012, representing an increase of 23.3% over the comparable period in 2011 and 6.0% sequentially. The year-over-year increase was primarily attributable to our research and development expenses relating to product development for current and anticipated overseas expansion, product standardization and delivery improvements, and the sequential increase was primarily attributable to increased general and administrative expenses.

Sales and marketing expenses were $20.3 million for three-month period ended March 31, 2012, representing an increase of 5.7% over the comparable period in 2011 and 0.5% sequentially. The year-over-year increase in sales and marketing expenses was driven by the growth in revenue.

General and administrative expenses were $7.5 million for the three-month period ended March 31, 2012, representing a decrease of 6.7% over the comparable period in 2011 and a sequential increase of 63.9%. The year-over-year decrease reflects our strict management of general and administrative expenses and operating leverage. The sequential increase was mainly the result of a $0.7 million accrual of allowance for doubtful accounts and an increase in consulting fees and stock option expenses.

Research and development expenses were $18.1 million for the three-month period ended March 31, 2012, representing an increase of 81.5% over the comparable period in 2011 and a 2.2% sequential decrease. The increased expenses reflect the addition of research and development engineers as we invested in product development for current and anticipated expansion outside of China, product standardization and delivery improvements. The slight sequential decrease in research and development was mainly due to the temporary assignment of research and development engineers to project implementation.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, net of other expenses, was $4.3 million for the three-month period ended March 31, 2012, representing an increase of 182.9% over the comparable period in 2011 and 120.6% sequentially. The increases were primarily due to interest income, which increased by $1.0 million from the comparable period in 2011 and $0.7 million sequentially, and $2.0 million in gains from sales of short-term investments in the first quarter of 2012.

Net income. Net income was $5.4 million for the three-month period ended March 31, 2012, representing a decrease of 69.1% over the comparable period in 2011 and 48.6% sequentially.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended March 31, 2012 was $6.4 million, or $0.09 per basic share, compared to $17.8 million, or $0.24 per basic share, for the comparable period in 2011, and $10.5 million, or $0.15 per basic share, for the previous quarter.

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

On December 4, 2009, we executed the Business Combination Agreement to combine our business with the business of Linkage through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we completed the combination with Linkage on July 1, 2010.

For the first quarter of 2012, we had net cash provided by operating activities of $9.8 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalents, restricted cash and short-term investment totaling $328.5 million as of March 31, 2012 as compared to $321.6 million as of December 31, 2011. The increase was mainly a result of our positive operating cash flow during the first quarter of 2012. Our positive operating cash flow was offset in part by a $19.8 million increase in accounts receivable during this period. Our $301.3 million accounts receivable balance as of March 31, 2012 consisted of $97.0 million in billed receivables, which are recorded based on agreed upon milestones in customer contracts, and $204.3 million in unbilled receivables, which reflect revenues we have recognized under the percentage of completion method but for which we have not yet billed the customer. Our accounts receivable balance as of March 31, 2012 related to the IBM-Type Arrangements was approximately $81.9 million.

Our days of sales outstanding, adjusted for the net effect of the IBM-Type Arrangements, as of March 31, 2012 was 155 days, as compared to 147 days at the end of the year 2011. The increase in days of sales outstanding from March 31, 2012 to December 31, 2011 was primarily attributable to our efforts to expand and win new customers and business in China. On the other hand, we enhanced our receivables collection in the first quarter of 2012.

For the first quarter of 2012, we had net cash provided by operating activities of $9.8 million. This was primarily attributable to our net income of $5.4 million, adjusted by a net non-cash related expenses of $12.5 million and a net increase in the components of our working capital of $8.1 million.

Our net cash provided by investing activities for the three-month period ended March 31, 2012 was $8.1 million. This was primarily due to our proceeds from sales of short-term investments for $10.6 million and a $1.4 million decrease in restricted cash, which was partially offset by the purchase of $3.9 million in property and equipment.

Our net cash provided by financing activities for the three-month period ended March 31, 2012 was $0.01 million. This was primarily due to proceeds from exercise of stock options.

As of March 31, 2012, we had total short-term credit facilities of $120.0 million for working capital purposes, expiring in September 2013, which were secured by bank deposits of $13.1 million. As of March 31, 2012, unused short-term credit facilities were $88.2 million and used facilities totaled $31.8 million. The used facilities were pledged as security for issuing standby letters of credit and accounts payable to hardware suppliers and customers. Additional bank deposits of $6.7 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2012. Total bank deposits pledged as security for credit facilities, standby letters of credit, and bank acceptance drafts totaled $19.8 million as of March 31, 2012 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended March 31, 2012, the largest aggregate amount that we had used of our short-term credit facilities was $31.8 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use rights with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June 2011 and August 2011. Pursuant to the agreement, we have committed a minimum of $30.8 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion through 2012. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of shares of our equity securities in one or more public offerings or private placements, or through credit facilities extended by lending institutions.

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

As of March 31, 2012, we had short-term credit facilities for working capital purposes totaling $120.0 million, expiring in September 2013, of which $31.8 million had been used for issuing standby letters of credit and accounts payable to hardware suppliers and customers. Unused short-term credit facilities were $88.2 million.

Accounting Pronouncements

Newly adopted accounting pronouncements

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

The guidance is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

Recent accounting pronouncements not yet adopted

In December 2011, the FASB issued an authoritative pronouncement related to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2012. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of March 31, 2012, approximately 89.1%, or $276.9 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 10.8%, or $33.5 million, were U.S. dollar-denominated, and approximately 0.1%, or $0.3 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.2943. If the exchange rate were to increase by 10% to US$1.00 = RMB6.9237, our net assets would potentially decrease by $45.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.6649, our net assets would potentially increase by $55.7 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. For example, in February 2004 we exchanged approximately $28 million cash in U.S. dollars into RMB in anticipation of increases in the value of the RMB. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2001, a securities class action case was filed in New York City against us, certain of our officers and directors and the underwriters of our initial public offering, or our IPO. The lawsuit alleged violations of the U.S. federal securities laws and was docketed in the U.S. District Court for the Southern District of New York as Hassan v. AsiaInfo Holdings, Inc., et al. The lawsuit alleged, among other things, that the underwriters of our IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of our common stock in the aftermarket as conditions of their purchasing shares in our IPO. The lawsuit further claimed that the alleged practices of the underwriters should have been disclosed in our IPO prospectus and registration statement, seeking rescission of the plaintiffs’ alleged purchases of our common stock as well as unspecified damages. In addition to the case against us, various other plaintiffs filed approximately 1,000 other, substantially similar class action cases, or the IPO Allocation Cases, against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against us were transferred to a single federal district judge for purposes of case management.

In April 2009, we and most of the other issuer defendants in the IPO Allocation Cases reached a definitive agreement with the plaintiffs and the underwriter defendants to settle the IPO Allocation Cases. Several appeals were filed and, in January 2012, the last appellant in the IPO Allocation Cases agreed to withdraw and dismiss his objection to the settlement with prejudice. With the IPO Allocation Cases settled, the settlement distribution process has begun. We expect any damages payable by us to the plaintiffs to be fully funded by our directors’ and officers’ liability insurance policies, and we believe that the underwriters may have an obligation to indemnify us for the legal fees and other costs of defending this suit and that our directors’ and officers’ liability insurance policies would also cover the defense and potential exposure in the suit.

In addition, in June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleges that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000 for at least one year. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders is named as defendants in this action, although we are named as a nominal defendant. In March 2009, pursuant to a joint motion we brought with several other issuer defendants, the court dismissed the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us and the other issuer defendants prior to filing the complaint. The plaintiff subsequently appealed to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals.

In December 2010, the Ninth Circuit affirmed the decision to dismiss the complaint against the issuer defendants and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters, finding that plaintiff’s claims were not time-barred under the applicable statute of limitations. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed, but stayed the effect of its decision pending appeal to the U.S. Supreme Court. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review of the Ninth Circuit’s decision that the demand was inadequate and granted the underwriter defendants’ request for review of the statute of limitations issue. In March 2012, the U.S. Supreme Court rendered a decision on the statute of limitations issue, remanding the case to the lower courts to consider how usual equitable tolling rules would apply to the claims against the underwriters.

We intend to continue to defend vigorously the remaining litigation matter described above. While we cannot guarantee the outcome of these proceedings, we do not believe that the final results of these lawsuits will have a material effect on our consolidated financial condition, results of operations, or cash flows.

During the fiscal quarter ended March 31, 2012, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

ITEM 6. EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: May 9, 2012	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.