Form 10-Q
period 2012-06-30
ASIAINFO-LINKAGE, INC
filed 2012-08-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of August 1, 2012 was 72,519,094.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software products and solutions	$116,772	$102,849	$230,834	$204,233
Service	7,553	7,140	14,507	14,017
Third-party hardware	1,946	6,197	4,627	12,417

Total revenues	126,271	116,186	249,968	230,667

Cost of revenues:
Software products and solutions	71,801	57,228	140,340	109,797
Service	3,985	3,986	8,162	7,743
Third-party hardware	1,848	5,887	4,395	11,796

Total cost of revenues	77,634	67,101	152,897	129,336

Gross profit	48,637	49,085	97,071	101,331

Operating expenses (income):
Sales and marketing	18,440	19,201	38,788	38,456
General and administrative	7,828	5,626	15,306	13,640
Research and development	20,394	11,855	38,491	21,824
Government subsidies	0	(2,125)	0	(2,125)

Total operating expenses	46,662	34,557	92,585	71,795

Income from operations	1,975	14,528	4,486	29,536

Other income, net
Interest income	2,033	1,195	4,431	2,613
Dividend income	604	176	604	180
Gain from sales of short-term investments	1,245	0	3,272	199
Other expenses, net	136	(160)	(29)	(275)

Total other income, net	4,018	1,211	8,278	2,717

Income before income tax expense (benefit)	5,993	15,739	12,764	32,253

Income tax expense (benefit)	669	(16,512)	2,021	(17,507)

Net income	5,324	32,251	10,743	49,760

Less: Net loss attributable to noncontrolling interest	(901)	(698)	(1,844)	(1,029)

Net income attributable to AsiaInfo-Linkage, Inc.	$6,225	$32,949	$12,587	$50,789

Earnings per share:
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.09	$0.45	$0.17	$0.68

Diluted	$0.09	$0.45	$0.17	$0.68

Weighted average shares used in computation:
Basic	72,508,556	73,318,324	72,491,005	74,150,914

Diluted	72,763,879	73,961,561	72,744,716	74,766,963

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$5,324	$32,251	$10,743	$49,760
Other comprehensive (loss) income, net of tax:
Change in cumulative foreign currency translation adjustment	(1,922)	4,590	(1,377)	7,951
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $311 and $0, $615 and $30 for the three months and six months ended June 30, 2012 and 2011, respectively	(934)	0	(2,657)	(169)
Net unrealized gain (loss) on available-for-sale securities, net of tax effects of ($133) and $77, ($233) and $81 for the three months and six months ended June 30, 2012 and 2011, respectively	474	(282)	768	(397)

Other comprehensive (loss) income	(2,382)	4,308	(3,266)	7,385

Comprehensive income	2,942	36,559	7,477	57,145

Less: Comprehensive loss attributable to noncontrolling interest	(901)	(698)	(1,844)	(1,029)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$3,843	$37,257	$9,321	$58,174

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$230,295	$272,438
Restricted cash	39,037	21,226
Short-term investments – available-for-sale securities	26,776	27,909
Accounts receivable (net of allowances of $4,358 and $2,905 as of June 30, 2012 and December 31, 2011, respectively)	307,261	281,564
Inventories, net	20,266	15,309
Other receivables	4,414	4,480
Deferred income tax assets – current	14,275	14,294
Prepaid expenses and other current assets	9,002	6,453

Total current assets	651,326	643,673

Long-term investments	5,272	4,863
Property and equipment, net	16,145	8,778
Other acquired intangible assets, net	142,276	163,028
Deferred income tax assets – non-current	1,751	1,751
Goodwill	433,495	433,525
Land use right, net	14,341	14,543

Total assets	$1,264,606	$1,270,161

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	96,277	91,094
Accrued expenses	24,776	22,905
Short-term bank loans	5,500	0
Deferred revenue	34,455	32,378
Accrued employee benefits	53,356	78,972
Other payables	9,762	5,582
Income taxes payable	5,048	12,602
Other taxes payable	10,167	11,864
Deferred income tax liabilities – current	8,681	9,091

Total current liabilities	248,022	264,488

Unrecognized tax benefits	3,453	3,344
Deferred income tax liabilities – non-current	24,458	24,458
Other long term liabilities	573	573

Total liabilities	276,506	292,863

Redeemable noncontrolling interest	(2,317)	385
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 78,681,075 shares and 78,596,721 shares issued as of June 30, 2012 and December 31, 2011, respectively; 72,514,575 shares and 72,430,221 shares outstanding as of June 30, 2012 and December 31, 2011, respectively)	787	786
Additional paid-in capital	852,462	847,879
Treasury stock, at cost (6,166,500 shares as of June 30, 2012 and December 31, 2011)	(87,746)	(87,746)
Retained earnings	159,114	146,527
Statutory reserve	21,748	21,748
Accumulated other comprehensive income	43,858	47,124

Total AsiaInfo-Linkage, Inc. stockholders’ equity	990,223	976,318

Noncontrolling interest	194	595

Total equity	990,417	976,913

Total liabilities, redeemable noncontrolling interest and equity	$1,264,606	$1,270,161

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,743	$49,760
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,800	1,378
Share-based compensation expense	4,879	3,791
Amortization of other acquired intangible assets	20,751	25,793
Amortization of land use right	147	0
Gain on disposal of property and equipment	(209)	(170)
Gain from sales of available-for-sale securities	(3,272)	(199)
Provision of allowance for doubtful accounts	1,625	1,438
Changes in operating assets and liabilities:
Accounts receivable	(27,323)	(41,246)
Inventories	(5,333)	3,534
Other receivables	76	305
Deferred income taxes	(9)	(18,237)
Prepaid expenses and other current assets	(1,733)	(216)
Payment for land use right	0	(2,870)
Accounts payable	5,183	15,495
Accrued expenses	1,871	2,019
Deferred revenue	2,077	(7,277)
Accrued employee benefits	(25,616)	(18,644)
Other payables	3,501	(371)
Other taxes payable	(3,064)	(7,519)
Income taxes payable	(7,445)	(9,904)

Net cash used in operating activities	(21,351)	(3,140)

Cash flows from investing activities:
Increase in restricted cash	(17,811)	(2,198)
Purchases of available-for-sale securities	(16,247)	(2,715)
Purchases of held-to-maturity securities	0	(9,886)
Proceeds from sales of available-for-sale securities	17,936	1,721
Proceeds from sales of held-to-maturity securities	0	20,686
Purchases of property and equipment	(9,109)	(1,683)
Proceeds from disposal of property and equipment	21	76

Net cash (used in) provided by investing activities	(25,210)	6,001

Cash flows from financing activities:
Proceeds from exercise of stock options	22	738
Increase in short-term bank loans	5,500	0
Repurchase of common stock	0	(59,997)

Net cash provided by (used in) financing activities	5,522	(59,259)

Effect of exchange rate changes on cash and cash equivalents	(1,104)	6,695

Net decrease in cash and cash equivalents	(42,143)	(49,703)

Cash and cash equivalents at beginning of period	272,438	237,844

Cash and cash equivalents at end of period	$230,295	$188,141

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$937,868	$510	$938,378
Net income (loss)	0	0	0	0	17,840	0	0	17,840	(331)	17,509
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	197	197
Other comprehensive income	0	0	0	0	0	0	3,077	3,077	0	3,077
Stock option exercises	114,874	1	698	0	0	0	0	699	0	699
Restricted stock units vesting	35,090	1	(1)	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	294	0	0	0	0	294	0	294
Share-based compensation (performance-based restricted stock units)	0	0	1,603	0	0	0	0	1,603	0	1,603
Repurchase of common stock	(248,900)	0	0	(4,956)	0	0	0	(4,956)	0	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$956,425	$376	$956,801

Net income (loss)	0	0	0	0	32,949	0	0	32,949	(698)	32,251
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	398	398
Other comprehensive income	0	0	0	0	0	0	4,308	4,308	0	4,308
Stock option exercises	6,413	0	40	0	0	0	0	40	0	40
Restricted stock units vesting	2,500	0	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	325	0	0	0	0	325	0	325
Share-based compensation (performance-based restricted stock units)	0	0	1,569	0	0	0	0	1,569	0	1,569
Repurchase of common stock	(2,917,600)	0	0	(55,041)	0	0	0	(55,041)	0	(55,041)

Balance at June 30, 2011	71,925,781	$781	$844,856	$(87,746)	$122,865	$21,640	$38,179	$940,575	$76	$940,651

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Net income (loss)	0	0	0	0	6,362	0	0	6,362	(943)	5,419
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	684	684
Other comprehensive loss	0	0	0	0	0	0	(884)	(884)	0	(884)
Stock option exercises	4,000	0	17	0	0	0	0	17	0	17
Restricted stock units vesting	66,554	1	0	0	0	0	0	1	0	1
Share-based compensation (stock options)	0	0	1,987	0	0	0	0	1,987	0	1,987
Share-based compensation (restricted stock units)	0	0	438	0	0	0	0	438	0	438

Balance at March 31, 2012	72,500,775	$787	$850,321	$(87,746)	$152,889	$21,748	$46,240	$984,239	$336	$984,575

Net income (loss)	0	0	0	0	6,225	0	0	6,225	(901)	5,324
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	759	759
Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Other comprehensive loss	0	0	0	0	0	0	(2,382)	(2,382)	0	(2,382)
Stock option exercises	2,800	0	14	0	0	0	0	14	0	14
Restricted stock units vesting	11,000	0	0	0	0	0	0	0	0	0
Share-based compensation (stock options)	0	0	2,031	0	0	0	0	2,031	0	2,031
Share-based compensation (restricted stock units)	0	0	423	0	0	0	0	423	0	423

Balance at June 30, 2012	72,514,575	$787	$852,462	$(87,746)	$159,114	$21,748	$43,858	$990,223	$194	$990,417

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of June 30, 2012, final amounts may differ from these estimates.

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

AsiaInfo-Linkage uses the United States (“U.S.”) dollar as its reporting currency and functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries and VIEs are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. The financial records of the Company’s subsidiaries and VIEs established in Southeast Asian countries are maintained in their local currencies. Their balance sheets are translated into U.S. dollars based on the exchange rate as of the balance sheet date. Their statements of operations are translated using an average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in equity.

The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for foreign exchange transactions involving RMB are the rates of exchange quoted by the People’s Bank of China.

No assets of the Company’s consolidated VIEs are collateral for such VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of June 30, 2012 and December 31, 2011, respectively, there were $3,097 and $2,640 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2011.

Accounting Pronouncements

Newly adopted accounting pronouncements

In May 2011, the Financial Accounting Standard Board, or FASB, issued an authoritative pronouncement on fair value measurement. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The guidance is largely consistent with existing fair value measurement principles in US GAAP. The guidance expands the existing disclosure requirements for fair value measurements and makes other amendments, mainly including:

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

The guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is in the process of evaluating the effect of adoption of this guidance on the Company’s consolidated financial statements.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, short-term bank loans, income taxes payable, other taxes payable and long-term investments.

Short-term investments are classified as available-for-sale securities, as discussed in Note 4. Certain long-term investments have been written down to their fair value, as discussed in Note 7. Fair value of other long-term investments is not disclosed because the fair value of the investments is not readily determinable.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	June 30, 2012	December 31, 2011
Cash	$76,115	$97,733
Cash equivalents:
Money market funds	143,727	149,161
Others	10,453	25,544

Total cash and cash equivalents	$230,295	$272,438

4. SHORT-TERM INVESTMENTS – AVAILABLE-FOR-SALE SECURITIES

Short-term investments consist of available-for-sale securities.

The following table provides additional information, as of the dates indicated, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds and corporate stocks issued by major financial institutions.

	June 30, 2012				December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$24,346	$1,921	$0	$26,267	$14,712	$2,165	$0	$16,877
Balance funds	0	0	0	0	648	0	(47)	601
Stock funds	0	0	0	0	7,888	2,087	0	9,975
Corporate stocks	498	11	0	509	457	0	(1)	456

Total	$24,844	$1,932	$0	$26,776	$23,705	$4,252	$(48)	$27,909

The following table provides additional information on the realized gains of the Company during the three-month and six-month periods ended June 30, 2012 and 2011, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended June 30,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$7,362	$6,117	$1,245	$0	$0	$0

Total	$7,362	$6,117	$1,245	$0	$0	$0

	Six Months Ended June 30,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$17,936	$14,664	$3,272	$1,721	$1,522	$199

Total	$17,936	$14,664	$3,272	$1,721	$1,522	$199

The Company reported no impairment loss for its available-for-sale securities for the three-month and six-month periods ended June 30, 2012 or 2011.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of June 30, 2012 and December 31, 2011, including amounts attributable to the IBM-Type Arrangements, were as follows:

	June 30, 2012			December 31, 2011
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$45,361	$85,804	$131,165	$30,727	$68,561	$99,288
Unbilled accounts receivable	42,149	133,025	175,174	49,230	127,006	176,236
Bank acceptance drafts	0	0	0	0	2,239	2,239
Commercial acceptance drafts	0	5,280	5,280	13	6,693	6,706
Less: allowance for doubtful accounts	(401)	(3,957)	(4,358)	(221)	(2,684)	(2,905)

Total accounts receivable, net	$87,109	$220,152	$307,261	$79,749	$201,815	$281,564

6. INVENTORIES, NET

The components of inventories, net as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Deferred costs	$8,147	$5,526
Finished goods	12,119	9,783

Total	$20,266	$15,309

Deferred costs represent the costs incurred for the implementation phases of the projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 years system implementation periods. The deferred costs were expected to be reimbursed after the successful launch of the system, and were capitalized as inventories and expected to be transferred to cost of revenues upon revenue recognition.

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

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform Corporation (“C-Platform”), for a total cash consideration of $4,696, including $52 transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. In August 2009 and March 2011, the Company paid for and acquired $167 and $409 of convertible promissory notes from C-Platform, respectively. Such convertible promissory notes were accounted for as a short-term investment, available-for-sale securities. In March 2011, the Company converted $167 of the convertible promissory notes into 78,023 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in July 2011, while $409 of convertible promissory notes remained unconverted. Following the transaction, the Company owned approximately 19.61% of C-Platform’s issued and outstanding share capital. In February 2012, the Company converted the remaining $409 of convertible promissory notes into 191,008 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in April 2012. Following the transaction, the Company owned approximately 18.63% of C-platform’s issued and outstanding share capital. Because the Company does not have the ability to exercise significant influence over the operating or financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform.

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

8. GOODWILL

The changes in the carrying amount of goodwill during the six months ended June 30, 2012 were as follows:

Amount
Gross amount:
Beginning balance at January 1, 2012:	$460,024
Exchange differences	(8)

Ending balance at June 30, 2012:	460,016

Accumulated impairment loss:
Beginning balance at January 1, 2012:	(26,499)
Exchange differences	(22)

Ending balance at June 30, 2012:	(26,521)

Goodwill, net at June 30, 2012	$433,495

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The carrying amounts of the components of other acquired intangible assets, net as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(16,864)	$0	$29,067	$45,931	$(13,231)	$0	$32,700
Trade names and trademarks	21,037	(2,515)	0	18,522	21,037	(1,970)	0	19,067
Contract backlogs	12,474	(12,383)	12	103	12,474	(12,286)	12	200
Customer lists	131	(143)	12	0	131	(143)	12	0
Customer relationships	117,755	(37,600)	312	80,467	117,755	(27,910)	313	90,158
Distribution networks	870	(870)	0	0	870	(870)	0	0
Software	1,721	(1,884)	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(703)	25	571	1,249	(593)	25	681
Corporate business agency agreements	2,037	(1,436)	5	606	2,037	(1,176)	5	866
Existing technology	38,500	(25,560)	0	12,940	38,500	(19,144)	0	19,356

	$241,705	$(99,958)	$529	$142,276	$241,705	$(79,207)	$530	$163,028

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of June 30, 2012 are expected to be as follows:

Six-month period ended December 31, 2012	$20,747
2013	32,628
2014	23,445
2015	21,110
2016 and thereafter	44,346

$142,276

10. LAND USE RIGHT, NET

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

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,543 after an exchange rate effect of $785, as a payment for land use right on its consolidated balance sheets as of December 31, 2011. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of June 30, 2012, the land use rights amounted to $14,341, which was the carrying value less the amortization cost of $147 and an exchange rate loss of $55.

11. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,804 and $4,300 as of June 30, 2012 and December 31, 2011, respectively. These bank acceptance drafts were non-interest bearing and were due within six months of issuance.

As of June 30, 2012 and December 31, 2011, the Company’s accounts payable balance related to the IBM-Type Arrangements was approximately $83,922 and $78,930, respectively, under which the Company is contractually obligated to pay its vendor only when its customers pay the Company.

12. SHORT-TERM BANK LOANS

In May 2012, the Company obtained a total line of credit of $20,000 through a series of financing agreements. The line of credit is secured by a pledge of an equivalent amount of RMB deposits and the bank loans under the credit line bear interest annually at a variable rate equivalent to the 3-month LIBOR plus 2.25 percent. As of June 30, 2012, the Company had short-term bank loans totaling $5,500 from using such line of credit with $14,500 remaining unused under the line of credit.

13. CREDIT FACILITIES

As of June 30, 2012, the Company had credit facilities for working capital purposes totaling $147,539 expiring on various dates up to September 2013, which were secured by bank deposits of $33,297. As of June 30, 2012, unused credit facilities were $114,742 and used credit facilities totaled $32,797. The credit facilities were used to cover issuance of standby letters of credit for customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

As of December 31, 2011, the Company had total credit facilities totaling $99,803, which will expire on various dates up to September 2013 and were secured by bank deposits of $13,065.

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $5,740 and $8,161 for the issuance of certain standby letters of credit and bank acceptance drafts as of June 30, 2012 and December 31, 2011, respectively. Therefore, total bank deposits of $39,037 and $21,226 were presented as restricted cash in the consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $4,065 and $4,435 for the six months ended June 30, 2012 and 2011, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended June 30,
	2012	2011
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(29)	(20)
Subpart F income inclusion and other dividend income	6	0
Share-based compensation	5	0
Tax effect due to reduced rate granted for 2010	0	(13)
Discrete effect of change in tax rate of Linkage Nanjing	0	(57)
Others	(1)	1

	16%	(54)%

The tax rate for the six months ended June 30, 2012 was higher than that of the same period in 2011 mainly because Linkage-AsiaInfo Technologies (Nanjing), Inc. (“Linkage Nanjing”) received a preliminary confirmation of its High-and-New Technology Enterprise (“HNTE”) status during the second quarter of 2011. As a result, the Company believed that Linkage Nanjing would obtain its HNTE certificate and renew the status going forward and, accordingly, re-calculated the balance of deferred tax relating to acquired intangible assets amortization and the social welfare accruals by applying a 15% rate instead of a 25% rate. Additionally, the Company recognized the tax benefit of 2010 Key Software Enterprise (“KSE”) upon receiving the Chinese government’s approval in the first quarter of 2011. Pursuant to the relevant rules, a company with KSE status could apply a reduced income tax rate of 10%. Two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage Nanjing, applied for this status for 2010 and received approvals in the first quarter of 2011 and thus tax benefit was reflected in the six months ended June 30, 2011. However, as the application requirements for the 2011 KSE status have not been released by relevant government authorities, for the six months ended June 30, 2012, both AIBJ and Linkage Nanjing have not applied for 2011 KSE status. AIBJ and Linkage Nanjing plan to apply for 2011 KSE status upon the release of the application requirements but there is uncertainty as to whether they will meet eligibility requirements for or receive such status. In addition, the Company also had higher Subpart F income which resulted in additional U.S. taxes.

Aggregate undistributed earnings of approximately $245,774 on June 30, 2012 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position of recognizing uncertain tax benefit in the six months ended June 30, 2012 and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2002 to 2011 remain open in these taxing jurisdictions.

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

Stock options as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	371,523	$4.84
Forfeited	(1,119)	14.40
Exercised	(4,000)	4.44

Outstanding, March 31, 2012	366,404	$4.82	$2,851

Forfeited	0	0
Exercised	(2,800)	4.70

Outstanding, June 30, 2012	363,604	$4.82	$2,534

Vested and expected to vest, June 30, 2012	363,604	0
Exercisable, June 30, 2012	363,604	$0

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $11.79 per share of the Company’s common stock on the last trading day in the Company’s second fiscal quarter of 2012 (June 29, 2012).

The total intrinsic value of options exercised for each of the three months ended June 30, 2012 and 2011 was $20 and $86, respectively.

As of June 30, 2012, there was no unrecognized share-based compensation cost relating to options under the Option Plans. The weighted average remaining contractual term was 1.17 years as of June 30, 2012.

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

RSUs as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	84,950	$22.48
Vested	(25,250)	25.09
Forfeited	(2,100)	29.22

Restricted stock units unvested at March 31, 2012	57,600	$21.09

Vested	(2,500)	18.80

Restricted stock units unvested at June 30, 2012	55,100	$21.20

The total intrinsic value of RSUs vested for each of the three months ended June 30, 2012 and 2011 was $32 and $35, respectively.

As of June 30, 2012, there was $875 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.06 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

RSUs as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	132,609	$13.67
Granted	2,000	12.89
Vested	(41,304)	11.06

Restricted stock units unvested at March 31, 2012	93,305	$14.80

Granted	4,500	11.22
Vested	(8,500)	19.81

Restricted stock units unvested at June 30, 2012	89,305	$14.15

The total intrinsic value of RSUs vested for each of the three months ended June 30, 2012 and 2011 was $101 and nil respectively.

As of June 30, 2012, there was $820 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 1.03 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved grants of stock options to the Company’s executive officers and employees.

Stock options as of June 30, 2012 and changes during the six months ended June 30, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	6,429,100	$8.73
Granted	65,000	13.35
Forfeited	(54,000)	8.73

Outstanding, March 31, 2012	6,440,100	$8.78	$24,672

Granted	90,000	11.51
Forfeited	(67,400)	8.73

Outstanding, June 30, 2012	6,462,700	$8.82	$19,327

Vested and expected to vest, June 30, 2012	6,462,700		19,327
Exercisable, June 30, 2012	0	$0

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $11.79 per share of the Company’s common stock on the last trading day in the Company’s second fiscal quarter of 2012 (June 29, 2012).

Total intrinsic value of options exercised for the three months ended June 30, 2012 was nil.

As of June 30, 2012, there was $31,002 of unrecognized share-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 9.45 years. To the extent the actual forfeiture rate is different from original estimates, actual share-based compensation related to these awards may be different from these expectations.

The amounts of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative, and research and development are included in those line items on the face of the Company’s consolidated statements of operations. For the three months and six months ended June 30, 2012 and 2011, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$816	$470	$1,667	$949
Sales and marketing	612	405	1,202	835
General and administrative	727	739	1,411	1,453
Research and development	299	280	599	554

Total share-based compensation expenses	$2,454	$1,894	$4,879	$3,791

17. FAIR VALUE MEASUREMENTS

Measured on recurring basis

The Company measured the cash equivalents and the short-term investments – available-for-sale securities at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

The Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of June 30, 2012 and December 31, 2011. The Company’s Level 3 investments primarily include investments in certain funds without readily available prices as of the balance sheet date. The Company values its Level 3 investments using the counter party's estimated price as of the most recent priced day prior to the balance sheet date because the Company believes the fair value of the investments would not have materially changed between the pricing date and the balance sheet date.

The available-for-sale securities measured and recorded at fair value as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$26,267	$0	$0	$26,267	$16,877	$0	$0	$16,877
Balance funds	0	0	0	0	0	0	601	601
Stock funds	0	0	0	0	0	0	9,975	9,975
Corporate stocks	59	0	450	509	47	0	409	456

Total	$26,326	$0	$450	$26,776	$16,924	$0	$10,985	$27,909

The following table presents changes in Level 3 investments measured on a recurring basis for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Beginning balance	$10,985	$11,265
Purchases	450	2,285
Redemption	(8,956)	(1,522)
Realized gain	(2,027)	(199)
Unrealized loss	0	(368)
Exchange difference	(2)	180

Ending balance	$450	$11,641

Measured on non-recurring basis

The Company’s financial assets and liabilities measured at fair value on a non-recurring basis include acquired assets and liabilities at initial recognition based on Level 3 inputs in connection with business acquisitions.

The Company measured the fair value of the purchased intangible using the “cost,” “income approach-excess earnings” or “with & without” valuation methods. These purchased intangible assets are considered Level 3 assets because the Company used unobservable inputs, such as forecasted financial performance of the acquired business and discount rates, to determine the fair value of these purchased assets.

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)	$6,225	$32,949	$12,587	$50,789
Shares (denominator):
Weighted average common stock outstanding
Basic	72,508,556	73,318,324	72,491,005	74,150,914
Dilutive effect of employee stock options and restricte stock units	255,323	643,237	253,711	616,049

Diluted	72,763,879	73,961,561	72,744,716	74,766,963

Earnings per share
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.09	$0.45	$0.17	$0.68

Diluted	$0.09	$0.45	$0.17	$0.68

As of June 30, 2012 and 2011, the Company excluded outstanding options to acquire 6,317,155 and 0 shares of common stock, respectively, from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future. The Company also excluded 85,600 and 75,820 RSUs from the computation of diluted EPS as of June 30, 2012 and 2011, respectively, as their effect was anti-dilutive.

19. GOVERNMENT SUBSIDIES

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies. Subsidies are recognized in the Company’s financial statements once the approvals are obtained from the relevant government authorities and the Company has the right to receive the subsidies.

If the subsidy is granted in connection with a specific project, it would be recorded as a reduction to cost of revenues. Otherwise, the subsidy is recorded as other operating income. For the three-month periods ended June 30, 2012 and 2011, the Company recognized no government subsidies as a reduction to costs of revenues and government subsidies in other operating income of $0 and $2,125, respectively. For the six-month periods ended June 30, 2012 and 2011, the Company recognized government subsidies as a reduction to costs of revenues of $1,891 and $0, respectively, and government subsidies in other operating income of $0 and $2,125, respectively.

20. SEGMENT INFORMATION

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

21. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use rights for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $27,153 for capital expenditures to the building construction project, which commenced in April 2012, and to complete construction by April 30, 2014.

As of June 30, 2012, the Company was committed to purchase software from IBM amounting to $3,162, which is expected to be paid from 2012 to 2014.

Litigation

The Company received a letter dated July 30, 2007 from a putative stockholder demanding that the Company investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by the underwriters of the Company’s initial public offering (“IPO”) and certain of the Company’s unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of the Company’s IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleged that the combined number of shares of the Company’s common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of the Company’s outstanding common stock from the date of the Company’s IPO in March 2000 for at least one year. It further alleged that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of the Company’s directors, officers or stockholders were named as defendants in this action, although the Company was named as a nominal defendant. In March 2009, pursuant to a joint motion the Company brought with several other issuer defendants, the court dismissed the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to the Company and the other issuer defendants prior to filing the complaint. The plaintiff subsequently appealed to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals.

In December 2010, the Ninth Circuit affirmed the decision to dismiss the complaint against the issuer defendants and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters, finding that plaintiff’s claims were not time-barred under the applicable statute of limitations. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed, but stayed the effect of its decision pending appeal to the U.S. Supreme Court. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review of the Ninth Circuit’s decision that the demand was inadequate and granted the underwriter defendants’ request for review of the statute of limitations issue. In March 2012, the U.S. Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion. In June 2012, the mandate of the Ninth Circuit was formally entered. In the same month, the plaintiff voluntarily dismissed the case with prejudice as to the adequacy of the pre suit demand issue, and without prejudice as to all other issues.

22. STOCK REPURCHASE PROGRAM

On January 30, 2011, the Company announced the authorization of a stock repurchase program, under which the Company could, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of June 30, 2011, the Company repurchased 3,166,500 shares of its common stock at a total cost of $59,997 pursuant to this repurchase program. The Company determined that it completed the repurchases pursuant to the program. No stock was repurchased by the Company during the second quarter of 2012.

All common stock repurchased by the Company has become part of its treasury stock.

23. NONCONTROLLING INTEREST

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

(c) In September 2011, the Company’s VIE Beijing Star VATS Technologies, Inc. (“Beijing Star VATS”) acquired 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd. The remaining 40% of the share capital was recorded as noncontrolling interest.

24. REDEEMABLE NONCONTROLLING INTEREST

(a) In October 2009, the Company formed AsiaInfo International Pte Ltd (“AIP”) with Alpha Growth International Pte Ltd, a company incorporated under the laws of Singapore (“AGI”), in Singapore. AIP has total issued and paid-up share capital of $4,000. The Company contributed $2,800 to AIP in cash, which represents 70% of AIP’s share capital. AGI contributed $1,200 to AIP in cash, which represents 30% of AIP’s share capital. AIP serves as an exclusive agent to market and distribute the Company’s telecommunications software and service solutions in certain regions in Southeast Asia until December 2014 or such other date as the Company and AGI may mutually agree. The Company has consolidated AIP since its incorporation.

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

(b) In May 2010, the Company, through a subsidiary of the Company, acquired an 80% equity interest in Hangzhou Zhongbo for an aggregate purchase price of $7,068 in cash. Hangzhou Zhongbo provides IT solutions to broadcasting operators in China.

Pursuant to the agreement with the other shareholder of Hangzhou Zhongbo, the Company granted a put option to such shareholder of Hangzhou Zhongbo to sell, while the Company received a call option from such shareholder of Hangzhou Zhongbo to purchase, the 20% equity interest held by such shareholder in Hangzhou Zhongbo. The options are exercisable after December 31, 2011. The exercise prices for the call and the put options of the 20% equity interest held in Hangzhou Zhongbo are the same and are determined by a formula based on the performance of Hangzhou Zhongbo for years 2010 and 2011.

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the first and second quarter of year 2012, the amount charged to net income attributable to noncontrolling interests was $684 and $759, respectively, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

In June 2012, the Company exercised the call option and purchased the remaining 20% equity interest in Hangzhou Zhongbo for a consideration of $1,034. As a result of the exercise of call option, the Company holds 100% equity interest in Hangzhou Zhongbo.

Redeemable Noncontrolling Interest
Balance at December 31, 2011	$385
Net loss	(684)
Adjustment to redemption value	0

Balance at March 31, 2012	$(299)

Net loss	(759)
Adjustment to redemption value	0
Noncontrolling interest redeemed by parent company	(1,259)

Balance at June 30, 2012	$(2,317)

25. SUBSEQUENT EVENTS

On June 20, 2012, the Company’s subsidiary Beijing Star VATS entered into an investment agreement with Beijing Naomi Technology Limited (“Naomi”), which provides personalized internet-based product recommendations based on customers’ on-line purchasing patterns. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,880 (RMB11,900) in Naomi in two equal tranches. The first tranche was paid to Naomi in July 2012. The second tranche may be paid to Naomi upon its achievement of certain operational targets, if Beijing Star VATS then elects to invest, in its sole discretion.

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

We have penetrated into China’s cable television business supporting system market through our Hangzhou Zhongbo subsidiary, which provides IT solutions, including business support systems such as billing and customer relationship management software and services. We won several critical contracts to provide modernized business support system for consolidated provincial-level cable operational entities, such as Jiangsu province and Zhejiang province, as well as entities in Chongqing and Beijing. We believe the successful implementation of these projects has brought additional value to our customers and positions us well for future cable industry consolidation of multiple regional operators, which we expect to accelerate in the coming years.

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we won new contracts from customers in Southeast Asia, including Malaysia, Nepal and others, after an detailed selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. In June 2012, we opened our first European based sales office in Cambridge, United Kingdom as part of our ongoing initiative to expand operations across Europe, Middle East and Africa (EMEA) markets.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$67,103	53%	$59,406	51%
China Telecom	22,266	18%	21,623	19%
China Unicom	33,059	26%	33,353	29%

Total	$122,428	97%	$114,382	99%

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

In June 2012, we opened an office in Cambridge, United Kingdom as part of our ongoing initiative to expand international operations, particularly in the European, Middle Eastern and African (EMEA) markets.

Revenues

In accordance with authoritative accounting guidance, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable, and conditions set forth in other applicable revenue recognition guidance and interpretations are satisfied.

Our revenue is derived from three primary sources: (i) software licenses and related services, including implementation, customization and integration, post-contract customer support, or PCS, training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of customers.

Our multiple-element arrangements relate to our software licenses and related services, including implementation, customization and integration, PCS, training, consulting and third party hardware procurement.

Software products and solutions revenue. Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting, are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modifications, or customization of the software. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor-specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. In addition, we provide multiple services and products (software, hardware, implementation, maintenance and managed services) to certain customers for projects outside of China. Revenue is deferred during the implementation phases and recognized ratably over the managed service periods upon the completion of implementation phases.

Service revenue. Revenues of professional services for systems design, planning, consulting, and system integration are recognized when the services are performed.

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

Third-party hardware revenue. Revenues of the procurement of hardware on behalf of customers, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred. If bundled with other arrangements, we generally bifurcate the third-party hardware from the development services and recognize the hardware revenue upon customer acceptance using estimated prices based on cost plus a margin, which we believe to be the fair value of the selling price.

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

	Three Months Ended June 30,
	2012	2011
Revenues net of hardware costs:
Software products and solutions revenue	$116,772	$102,849
Service revenue	7,553	7,140
Third-party hardware revenue net of hardware costs	98	310

Total revenues net of hardware costs	124,423	110,299
Total hardware costs	1,848	5,887

Total revenues	$126,271	$116,186

	Six Months Ended June 30,
	2012	2011
Revenues net of hardware costs:
Software products and solutions revenue	$230,834	$204,233
Service revenue	14,507	14,017
Third-party hardware revenue net of hardware costs	232	621

Total revenues net of hardware costs	245,573	218,871
Total hardware costs	4,395	11,796

Total revenues	$249,968	$230,667

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

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies.

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

Pursuant to implementation and transition rules related to the EIT Law, certain of our subsidiaries in China may enjoy a 15% preferential tax rate if they are qualified as High-and-New Technology Enterprises, or HNTE, while other of our subsidiaries and VIEs became subject to the 25% income tax rate. HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process in order to renew its HNTE status. We received HNTE certification for AsiaInfo-Linkage Technologies (China), Inc., or AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, at the end of 2011 and the beginning of 2012, respectively, which allows those companies to compute tax at a reduced 15% tax rate from January 1, 2011 until December 31, 2013. As such, we computed tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing for the year of 2011 and for the estimated annual effective tax rate of 2012.

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

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and business taxes paid, respectively. Business taxes deducted from revenues during the six-month periods ended June 30, 2012 and 2011 were $4.4 million and $5.3 million, respectively.

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

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, sales and software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and may adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and are otherwise appropriate. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2012.

As of June 30, 2012, approximately 90.7%, or $244.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.8%, or $23.6 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of June 30, 2012, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.3249, compared to the rate of US$1.00=RMB6.4716 as of June 30, 2011.

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

Revenue recognition. Our revenue is derived from three primary sources: (i) software licenses and related services, including implementation, customization and integration, post-contract customer support, or PCS, training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of customers.

Our multiple-element arrangements relate to our software licenses and related services, including implementation, customization and integration, PCS, training, consulting and third party hardware procurement.

Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting, are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modifications, or customization of the software. We consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor-specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. Consistent with our strategy to grow our business in markets outside of China, we agreed to provide certain of our international customers multiple services and products (software, hardware, implementation, maintenance and managed services). For these international contracts, revenue is deferred during the implementation phases and recognized ratably over the managed service periods upon the completion of implementation phases, and project costs are deferred.

Revenues of professional services for systems design, planning, consulting, and system integration are recognized when the services are performed.

In addition, we generated service revenues by acting as a sales agent pursuant to the IBM-Type Arrangements. The service fee under our IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by FASB regarding reporting revenue gross as principal versus net as agent, when determining whether we would record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customers pay us, and (5) we do not have the right to select suppliers.

Revenues of the procurement of hardware on behalf of customers, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred. If bundled with other arrangements, we generally bifurcate the third-party hardware from the development services and recognize the hardware revenue upon customer acceptance using estimated prices based on cost plus a margin, which we believe to be the fair value of the selling price.

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

Intangible assets and goodwill. Intangible assets consist of certain identifiable intangible assets resulting from business acquisitions and primarily comprise customer relationships, trade names and trademarks, core technologies and existing technology. We amortize these intangible assets over their respective estimated useful lives, which range from 0.5 to 19 years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

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

As of June 30, 2012, the estimated fair value of the reporting unit exceeded the carrying value by 11%, and we recognized no impairment loss on goodwill in the second quarter of 2012.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of them were other-than-temporary in accordance with ASC 320 and SEC Staff Accounting Bulletin Topic 5M. We recognized no impairment losses on long-term investments and short-term investments in the second quarter of 2012 or 2011.

Consolidated Results of Operations

Revenues. Total revenues were $126.3 million for the three-month period ended June 30, 2012, representing an 8.7% increase over the same period in 2011 and a 2.1% increase sequentially. The year-over-year increase was primarily the result of continued investment in IT software from China’s telecom carriers and the sequential increase was mainly due to $2.3 million from the on-time delivery of China Mobile’s previously signed projects and $0.5 million from the delivery of international projects during the three-month period ended June 30, 2012.

Software products and solutions revenue was $116.8 million for the three-month period ended June 30, 2012, representing an increase of 13.5% over the comparable period in 2011 and a 2.4% sequential increase. The year-over-year increase was primarily attributable to a 16.8% increase in revenue from China Mobile and a 14.2% increase in revenue from China Telecom. The sequential increase was primarily attributable to a 2.8% increase in revenue from China Mobile and a 1.4% increase in revenue from China Telecom.

Service revenue was $7.6 million for the three-month period ended June 30, 2012, representing an increase of 5.8% over the comparable period in 2011 and an 8.6% sequential increase. The year-over-year increase was primarily attributable to a 7.2% increase in revenue from China Mobile. The sequential increase was primarily attributable to an 8.5% increase in revenue from China Mobile and a 33.1% increase in revenue from China Unicom.

Third-party hardware revenue was $1.9 million for the three-month period ended June 30, 2012, representing a year-over-year decrease of 68.6% and a sequential decrease of 27.4%. Third-party hardware revenue, which represented 1.5% of our total revenues in the three-month period ended June 30, 2012, is not our business focus and is dependent on the changing demands of our Chinese telecom carriers on a contract-by-contract basis.

During the second quarter of 2012, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 97.0% of our total revenue, with China Mobile, China Unicom, and China Telecom representing 53.2%, 26.2% and 17.6%, respectively.

Cost of revenues. Our cost of revenues was $77.6 million for the three-month period ended June 30, 2012, representing an increase of 15.7% over the comparable period in 2011. Cost of revenues for the three-month period ended June 30, 2012 increased 3.2% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily attributable to an increase in employee headcount of implementation engineers of 1,290, or 18%, in the second quarter of 2012, compared to 2011 and an increase in overall compensation due to wage inflation in the China macro environment. The increase also reflected increased share-based compensation expense of $347, or 74.0%, to $816 in the second quarter of 2012.

Gross profit margin. Our gross profit margin for the three-month period ended June 30, 2012 was 38.5%, compared to 42.2% in the comparable period in 2011 and 39.2% in the preceding quarter. The year-over-year decrease in gross margin was primarily attributable to an increase in employee compensation expense, which was mainly due to the increased headcount of implementation engineers and increased share-based compensation expense. The slight sequential decrease was primarily due to the increase in implementation costs incurred in the second quarter after the end of the Chinese Lunar New Year in the first quarter.

Operating expenses. Our operating expenses were $46.7 million for the three-month period ended June 30, 2012, representing an increase of 35.0% over the comparable period in 2011 and 1.6% sequentially. The year-over-year increase was primarily attributable to our research and development, or R&D, expenses relating to product development for current and anticipated contract opportunities, product standardization initiatives, and delivery improvement initiatives. The sequential increase in operating expenses was primarily attributable to increased R&D expenses which was offset by a decrease in sales and marketing expenses.

Sales and marketing expenses were $18.4 million for three-month period ended June 30, 2012, representing a decrease of 4.0% over the comparable period in 2011 and 9.4% sequentially. The year-over-year decrease in sales and marketing expenses was driven by the full amortization of certain intangible assets related to the Linkage acquisition as of June 30, 2011, which saw a decrease of sales and marketing expense of $2.5 million, and the sequential decrease was mainly due to decreased sales and marketing activities in the period.

General and administrative expenses were $7.8 million for the three-month period ended June 30, 2012, representing an increase of 39.1% over the comparable period in 2011 and a sequential increase of 4.7%. The year-over-year increase was mainly attributable to an additional accrual of allowance for doubtful account of $0.6 million, general wage inflation in China and an increase in headcount by 36 professionals in the second quarter of 2012, which increased overall compensation. The sequential increase was mainly the result of an additional accrual of allowance for doubtful accounts of $0.3 million.

Research and development expenses were $20.4 million for the three-month period ended June 30, 2012, representing an increase of 72.0% over the comparable period in 2011 and a 12.7% sequential increase. The year-over-year increase in R&D expenses reflected an increase in compensation, which was a result of an overall rise in wage inflation in China and the addition of 321 R&D engineers compared to the second quarter of 2011. The sequential increase in R&D expenses was primarily due to an increase in overtime and travel-related expenses of $0.7 million, which increased in the second quarter after the end of the Chinese Lunar New Year holiday in the first quarter.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, net of other expenses, was $4.0 million for the three-month period ended June 30, 2012, representing an increase of 231.8% over the comparable period in 2011 and a decrease of 5.7% sequentially. The year-over-year increase was primarily due to improved returns from our bank deposits and a $1.2 million gain from sales of short-term investment in the second quarter of 2012.

Net income. Net income was $5.3 million for the three-month period ended June 30, 2012, representing a decrease of 83.5% over the comparable period in 2011 and 1.8% sequentially.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended June 30, 2012 was $6.2 million, or $0.09 per basic share, compared to $32.9 million, or $0.45 per basic share, for the comparable period in 2011, and $6.4 million, or $0.09 per basic share, for the previous quarter.

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

For the first half of 2012, we had net cash used in operating activities of $21.4 million. We had cash and cash equivalents, restricted cash and short-term investment totaling $296.1 million as of June 30, 2012 as compared to $321.6 million as of December 31, 2011. The decrease was mainly a result of our negative operating cash flow during the second quarter of 2012. Our negative operating cash flow was due to in part by a $25.7 million increase in accounts receivable during this period. Our $307.3 million accounts receivable balance as of June 30, 2012 consisted of $132.9 million in billed receivables, which are recorded based on agreed upon milestones in customer contracts, and $174.4 million in unbilled receivables, which reflect revenues we have recognized under the percentage of completion method but for which we have not yet billed the customer. Our accounts receivable balance as of June 30, 2012 related to the IBM-Type Arrangements was approximately $87.1 million.

Our net cash used in operating activities for the six-month period ended June 30, 2012 was $21.4 million, which reflected our net income of $10.7 million adjusted by net non-cash related expenses, such as amortization, depreciation and share based compensation expenses, totaling of $25.7 million and a net decrease in the components of our working capital of $57.8 million. Accounts receivable as of June 30, 2012 was $307.3 million, consisting of $132.9 million in billed receivables and $174.4 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts. Our days of sales outstanding, or DSO, as of June 30, 2012 was 154 days, which was a slight decrease from 155 days as of March 31, 2012 and an increase from 147 days as of December 31, 2011. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements. The increase in DSO from December 31, 2011 to June 30, 2012 was primarily attributable to a $25.7 million increase in accounts receivables compared to December 31, 2011, which mainly reflects the business trend of our customers paying amounts due at the end of the year. In addition, we enhanced our receivables collection in the second quarter of 2012, which led to the decrease of DSO compared to the first quarter of 2012.

Accrued employee benefit as of June 30, 2012 was $53.4 million, which decreased by $25.6 million as compared with the balances of December 31, 2011. The decrease was primarily attributable to 2011 bonus payments made during the quarter.

Income tax payables as of June 30, 2012 was $5.0 million, which decreased by $7.6 million as compared to the balances at December 31, 2011. The decrease was primarily due to income tax payments aggregating to $9.0 million, including 2011 tax filings, in the second quarter of 2012.

Our net cash used in investing activities for the six-month period ended June 30, 2012 was $25.2 million. This was primarily due to the purchase of short-term investments for $16.2 million, a $17.8 million increase in restricted cash, a $9.1 million purchase of property, plant and equipment, which was partially offset by the $17.9 million in proceeds from our sales of short-term investments.

Our net cash provided by financing activities for the six-month period ended June 30, 2012 was $5.5 million. This was primarily due to a new short-term bank loan of $5.5 million received during the period.

As of June 30, 2012, we had total credit facilities of $147.5 million for working capital purposes, expiring in September 2013, which were secured by bank deposits of $33.3 million. As of June 30, 2012, unused credit facilities were $114.7 million and used facilities totaled $32.8 million. The used facilities were pledged as security for issuing standby letters of credit, borrowing of short-term bank loans and accounts payable to hardware suppliers and customers. Additional bank deposits of $5.7 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2012. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totaled $39.0 million as of June 30, 2012 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended June 30, 2012, the largest aggregate amount that we had used of our credit facilities was $32.8 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use rights with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June 2011 and August 2011. Pursuant to the agreement, we have committed a minimum of $27.2 million for capital expenditures to the building construction project, which commenced in April 2012, and to complete construction by April 30, 2014.

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

Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve of our PRC subsidiaries and VIEs. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $88.6 million and $89.8 million as of June 30, 2012 and December 31, 2011, respectively.

Furthermore, cash transfers from our PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations.

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

As of June 30, 2012, we had credit facilities for working capital purposes totaling $147.5 million, expiring in September 2013, of which $32.8 million had been used as security for issuing standby letters of credit, borrowing of short-term bank loans, and accounts payable to hardware suppliers and customers. Unused credit facilities were $114.7 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totaled $39.0 million as of June 30, 2012 and were presented as restricted cash in the consolidated balance sheets.

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

The guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities is not permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

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

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2012. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of June 30, 2012, approximately 90.7%, or $244.4 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.8%, or $23.6 million, were U.S. dollar-denominated, and approximately 0.2%, or $0.5 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.3249. If the exchange rate were to increase by 10% to US$1.00 = RMB6.9574, our net assets would potentially decrease by $46.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.6924, our net assets would potentially increase by $56.9 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and may adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2007 we received a letter from a putative stockholder demanding that we investigate and prosecute a claim for alleged short-swing trading in violation of Section 16(b) of the Exchange Act by the underwriters of our IPO and certain of our unidentified directors, officers and stockholders. In October 2007, the putative stockholder commenced a civil lawsuit in the U.S. District Court for the Western District of Washington against Morgan Stanley and Deutsche Bank, two of the lead underwriters of our initial public offering, or IPO, alleging violations of Section 16(b) of the Exchange Act. The complaint alleged that the combined number of shares of our common stock beneficially owned by the lead underwriters and certain unnamed officers, directors and principal stockholders exceeded ten percent of our outstanding common stock from the date of our IPO in March 2000 for at least one year. It further alleged that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b), and failed to comply with those provisions. The complaint sought to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). None of our directors, officers or stockholders were named as defendants in this action, although we were named as a nominal defendant. In March 2009, pursuant to a joint motion we brought with several other issuer defendants, the court dismissed the complaint without prejudice on the ground that the plaintiff failed to make an adequate demand to us and the other issuer defendants prior to filing the complaint. The plaintiff subsequently appealed to the Court of Appeals for the Ninth Circuit, and the underwriter defendants filed certain cross-appeals.

In December 2010, the Ninth Circuit affirmed the decision to dismiss the complaint against the issuer defendants and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded certain claims relating to the underwriters, finding that plaintiff’s claims were not time-barred under the applicable statute of limitations. In January 2011, the Ninth Circuit denied certain petitions for rehearing and ordered that no further petitions for rehearing may be filed, but stayed the effect of its decision pending appeal to the U.S. Supreme Court. In June 2011, the U.S. Supreme Court denied plaintiff’s request for review of the Ninth Circuit’s decision that the demand was inadequate and granted the underwriter defendants’ request for review of the statute of limitations issue. In March 2012, the U.S. Supreme Court vacated the Ninth Circuit’s holding that petitioner’s claims were not time-barred, and remanded the cases to the District Court for proceedings consistent with the Supreme Court’s opinion. In June 2012, the mandate of the Ninth Circuit was formally entered. The plaintiff voluntarily dismissed the case with prejudice as to the adequacy of the pre suit demand issue, and without prejudice as to all other issues.

During the fiscal quarter ended June 30, 2012, we did not have any other material legal proceedings brought against us.

ITEM 1A.	RISK FACTORS

Set forth below are the risk factors we have revised from those appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012, or the 2011 Form 10-K. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2011 Form 10-K, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and/or operating results.

The audit report included in our annual report is prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, any benefits of such inspection are not available to you.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of Chinese authorities, our auditors are not currently inspected by the PCAOB. Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, any benefits of PCAOB inspections are not available to you.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may lose confidence in our reported financial information and procedures and the quality of our financial statements, which may have an adverse effect on our stock price.

ITEM 6. EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: August 8, 2012	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2012	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Changes in Equity for the three months and six months ended June 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.