Form 10-Q
period 2012-09-30
ASIAINFO-LINKAGE, INC
filed 2012-11-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2012 was 72,686,786.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software products and solutions	$120,870	$108,428	$351,704	$312,661
Service	8,412	8,689	22,919	22,706
Third-party hardware	2,939	2,168	7,566	14,585

Total revenues	132,221	119,285	382,189	349,952

Cost of revenues:
Software products and solutions	75,199	59,912	215,539	169,709
Service	4,898	4,973	13,060	12,716
Third-party hardware	2,792	2,060	7,187	13,856

Total cost of revenues	82,889	66,945	235,786	196,281

Gross profit	49,332	52,340	146,403	153,671

Operating expenses (income):
Sales and marketing	20,055	16,269	58,843	54,725
General and administrative	6,258	2,223	21,564	15,863
Research and development	20,821	18,574	59,312	40,398
Government subsidies	0	0	0	(2,125)

Total operating expenses	47,134	37,066	139,719	108,861

Income from operations	2,198	15,274	6,684	44,810

Other income (expenses), net
Interest income	1,914	1,376	6,345	3,989
Dividend income	78	0	682	180
Gain from sales of short-term investments	61	0	3,333	199
Impairment loss on short-term investments	0	(144)	0	(144)
Impairment loss on long-term investments	0	(950)	0	(950)
Others, net	39	296	10	21

Total other income, net	2,092	578	10,370	3,295

Income before income tax expense (benefit) and loss on equity method investment, net of income tax	4,290	15,852	17,054	48,105

Income tax expense (benefit)	289	3,163	2,310	(14,344)

Income after income tax expense (benefit) before loss on equity method investment, net of income tax	4,001	12,689	14,744	62,449

Loss on equity method investment, net of income tax	(93)	0	(93)	0

Net income	3,908	12,689	14,651	62,449

Less: Net loss attributable to noncontrolling interest	(711)	(600)	(2,555)	(1,629)

Net income attributable to AsiaInfo-Linkage, Inc.	$4,619	$13,289	$17,206	$64,078

Earnings per share:
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.06	$0.18	$0.24	$0.87

Diluted	$0.06	$0.18	$0.24	$0.87

Weighted average shares used in computation:
Basic	72,613,106	71,934,704	72,532,007	73,404,067

Diluted	72,804,388	72,593,341	72,764,908	74,034,312

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,908	$12,689	$14,651	$62,449
Other comprehensive (loss) income, net of tax:
Change in cumulative foreign currency translation adjustment	(1,184)	6,162	(2,561)	14,113
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $22 and $0, $637 and $30 for the three months and nine months ended September 30, 2012 and 2011, respectively	(39)	0	(2,696)	(169)
Net unrealized (loss) gain on available-for-sale securities, net of tax effects of $25 and $47, $(208) and $128 for the three months and nine months ended September 30, 2012 and 2011, respectively	(137)	(253)	631	(650)
Transfer to statements of operations of other-than-temporary impairment on available-for-sale securities	0	144	0	144

Other comprehensive (loss) income	(1,360)	6,053	(4,626)	13,438

Comprehensive income	2,548	18,742	10,025	75,887

Less: Comprehensive loss attributable to noncontrolling interest	(711)	(600)	(2,555)	(1,629)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$3,259	$19,342	$12,580	$77,516

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$216,572	$272,438
Restricted cash	39,278	21,226
Short-term investments – available-for-sale securities	26,444	27,909
Short-term investments – held-to-maturity securities	12,617	0
Accounts receivable (net of allowances of $3,792 and $2,905 as of September 30, 2012 and December 31, 2011, respectively)	282,424	281,564
Inventories, net	22,885	15,309
Other receivables	4,943	4,480
Deferred income tax assets – current	14,263	14,294
Prepaid expenses and other current assets	11,916	6,453

Total current assets	631,342	643,673

Long-term investments	6,118	4,863
Property and equipment, net	17,574	8,778
Other acquired intangible assets, net	131,901	163,028
Deferred income tax assets – non-current	1,750	1,751
Goodwill	433,475	433,525
Land use right, net	14,231	14,543
Other non-current assets	703	0

Total assets	$1,237,094	$1,270,161

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	76,940	91,094
Accrued expenses	24,791	22,905
Deferred revenue	25,136	32,378
Accrued employee benefits	64,521	78,972
Other payables	5,356	5,582
Income taxes payable	3,518	12,602
Other taxes payable	7,748	11,864
Deferred income tax liabilities – current	8,616	9,091

Total current liabilities	216,626	264,488

Unrecognized tax benefits	2,203	3,344
Deferred income tax liabilities – non-current	24,458	24,458
Other long term liabilities	573	573

Total liabilities	243,860	292,863

Redeemable noncontrolling interest	(2,932)	385
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 78,852,643 shares and 78,596,721 shares issued as of September 30, 2012 and December 31, 2011, respectively; 72,686,143 shares and 72,430,221 shares outstanding as of September 30, 2012 and December 31, 2011, respectively)	789	786
Additional paid-in capital	855,046	847,879
Treasury stock, at cost (6,166,500 shares as of September 30, 2012 and December 31, 2011)	(87,746)	(87,746)
Retained earnings	163,733	146,527
Statutory reserve	21,748	21,748
Accumulated other comprehensive income	42,498	47,124

Total AsiaInfo-Linkage, Inc. stockholders’ equity	996,068	976,318

Noncontrolling interest	98	595

Total equity	996,166	976,913

Total liabilities, redeemable noncontrolling interest and equity	$1,237,094	$1,270,161

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,651	$62,449
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,517	2,086
Share-based compensation expense	7,294	5,727
Amortization of other acquired intangible assets	31,126	36,202
Amortization of land use right	221	0
Gain on disposal of property and equipment	(274)	(287)
Impairment loss on available-for-sale securities	0	144
Gain from sales of available-for-sale securities	(3,333)	(199)
Impairment loss on long-term investments	0	950
Loss on equity method investment	93	0
Provision of allowance for doubtful accounts	1,163	518
Changes in operating assets and liabilities:
Accounts receivable	(2,023)	(34,400)
Inventories	(7,952)	3,508
Other receivables	(463)	1,013
Deferred income taxes	(15)	(18,195)
Other non-current assets	(703)	0
Prepaid expenses and other current assets	(7,706)	153
Payment for land use right	0	(4,192)
Accounts payable	(14,154)	(3,550)
Accrued expenses	1,886	466
Deferred revenue	(7,242)	(4,806)
Accrued employee benefits	(14,451)	(7,083)
Other payables	213	(485)
Other taxes payable	(2,424)	(12,627)
Income taxes payable	(10,331)	(8,664)

Net cash (used in) provided by operating activities	(11,907)	18,728

Cash flows from investing activities:
Increase in restricted cash	(18,052)	(6,825)
Purchases of available-for-sale securities	(16,247)	(2,715)
Purchases of held-to-maturity securities	(12,617)	(9,886)
Proceeds from sales of available-for-sale securities	18,045	1,721
Proceeds from sales of held-to-maturity securities	0	20,686
Purchases of property and equipment	(11,404)	(2,800)
Proceeds from disposal of property and equipment	42	126
Purchase of long-term investment	(939)	0

Net cash (used in) provided by investing activities	(41,172)	307

Cash flows from financing activities:
Proceeds from exercise of stock options	201	741
Short-term bank loans raised	8,600	0
Repayments of short-term bank loans	(8,600)	0
Purchase of redeemable non-controlling interest	(1,034)	0
Repurchase of common stock	0	(59,997)

Net cash used in financing activities	(833)	(59,256)

Effect of exchange rate changes on cash and cash equivalents	(1,954)	11,975

Net decrease in cash and cash equivalents	(55,866)	(28,246)

Cash and cash equivalents at beginning of period	272,438	237,844

Cash and cash equivalents at end of period	$216,572	$209,598

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2011	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$937,868	$510	$938,378
Net income (loss)	0	0	0	0	17,840	0	0	17,840	(331)	17,509
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	197	197
Other comprehensive income	0	0	0	0	0	0	3,077	3,077	0	3,077
Stock option exercises	114,874	1	698	0	0	0	0	699	0	699
Restricted stock units vesting	35,090	1	(1)	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	294	0	0	0	0	294	0	294
Share-based compensation (performance-based restricted stock units)	0	0	1,603	0	0	0	0	1,603	0	1,603
Repurchase of common stock	(248,900)	0	0	(4,956)	0	0	0	(4,956)	0	(4,956)

Balance at March 31, 2011	74,834,468	$781	$842,922	$(32,705)	$89,916	$21,640	$33,871	$956,425	$376	$956,801

Net income (loss)	0	0	0	0	32,949	0	0	32,949	(698)	32,251
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	398	398
Other comprehensive income	0	0	0	0	0	0	4,308	4,308	0	4,308
Stock option exercises	6,413	0	40	0	0	0	0	40	0	40
Restricted stock units vesting	2,500	0	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	325	0	0	0	0	325	0	325
Share-based compensation (performance-based restricted stock units)	0	0	1,569	0	0	0	0	1,569	0	1,569
Repurchase of common stock	(2,917,600)	0	0	(55,041)	0	0	0	(55,041)	0	(55,041)

Balance at June 30, 2011	71,925,781	$781	$844,856	$(87,746)	$122,865	$21,640	$38,179	$940,575	$76	$940,651

Net income (loss)	0	0	0	0	13,289	0	0	13,289	(600)	12,689
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	439	439
Other comprehensive income	0	0	0	0	0	0	6,053	6,053	0	6,053
Stock option exercises	800	0	3	0	0	0	0	3	0	3
Restricted stock units vesting	13,170	0	0	0	0	0	0	0	0	0
Share-based compensation (restricted stock units)	0	0	355	0	0	0	0	355	0	355
Share-based compensation (performance-based restricted stock units)	0	0	1,581	0	0	0	0	1,581	0	1,581

Balance at September 30, 2011	71,939,751	$781	$846,795	$(87,746)	$136,154	$21,640	$44,232	$961,856	$(85)	$961,771

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(In thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Net income (loss)	0	0	0	0	6,362	0	0	6,362	(943)	5,419
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	684	684
Other comprehensive loss	0	0	0	0	0	0	(884)	(884)	0	(884)
Stock option exercises	4,000	0	17	0	0	0	0	17	0	17
Restricted stock units vesting	66,554	1	0	0	0	0	0	1	0	1
Share-based compensation (stock options)	0	0	1,987	0	0	0	0	1,987	0	1,987
Share-based compensation (restricted stock units)	0	0	438	0	0	0	0	438	0	438

Balance at March 31, 2012	72,500,775	$787	$850,321	$(87,746)	$152,889	$21,748	$46,240	$984,239	$336	$984,575

Net income (loss)	0	0	0	0	6,225	0	0	6,225	(901)	5,324
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	759	759
Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Other comprehensive loss	0	0	0	0	0	0	(2,382)	(2,382)	0	(2,382)
Stock option exercises	2,800	0	14	0	0	0	0	14	0	14
Restricted stock units vesting	11,000	0	0	0	0	0	0	0	0	0
Share-based compensation (stock options)	0	0	2,031	0	0	0	0	2,031	0	2,031
Share-based compensation (restricted stock units)	0	0	423	0	0	0	0	423	0	423

Balance at June 30, 2012	72,514,575	$787	$852,462	$(87,746)	$159,114	$21,748	$43,858	$990,223	$194	$990,417

Net income (loss)	0	0	0	0	4,619	0	0	4,619	(711)	3,908
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	615	615
Other comprehensive loss	0	0	0	0	0	0	(1,360)	(1,360)	0	(1,360)
Stock option exercises	118,763	1	170	0	0	0	0	171	0	171
Restricted stock units vesting	52,805	1	(1)	0	0	0	0	0	0	0
Share-based compensation (stock options)	0	0	2,036	0	0	0	0	2,036	0	2,036
Share-based compensation (restricted stock units)	0	0	379	0	0	0	0	379	0	379

Balance at September 30, 2012	72,686,143	$789	$855,046	$(87,746)	$163,733	$21,748	$42,498	$996,068	$98	$996,166

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of September 30, 2012, final amounts may differ from these estimates.

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

No assets of the Company’s consolidated VIEs are collateral for such VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of September 30, 2012 and December 31, 2011, respectively, there were $3,240 and $2,640 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

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

The guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities was not permitted. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period had not been issued. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	September 30, 2012	December 31, 2011
Cash	$57,695	$97,733
Cash equivalents:
Money market funds	143,107	149,161
Seven-day notice deposits	14,193	0
Others	1,577	25,544

Total cash and cash equivalents	$216,572	$272,438

4. SHORT-TERM INVESTMENTS

Short-term investments consist of available-for-sale securities and held-to-maturity securities.

As of September 30, 2012 and December 31, 2011, the Company’s held-to-maturity securities were carried at cost of $12,617 and $0, respectively. The term deposits were either not allowed to be redeemed early or were subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature.

The following table provides additional information, as of the dates indicated, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balance funds, stock funds, corporate stocks and corporate convertible notes issued by major financial institutions or companies.

	September 30, 2012				December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$24,284	$1,711	$(1)	$25,994	$14,712	$2,165	$0	$16,877
Balance funds	0	0	0	0	648	0	(47)	601
Stock funds	0	0	0	0	7,888	2,087	0	9,975
Corporate stocks	0	0	0	0	457	0	(1)	456
Corporate convertible notes	450	0	0	450	0	0	0	0

Total	$24,734	$1,711	$(1)	$26,444	$23,705	$4,252	$(48)	$27,909

The following table provides additional information on the realized gains of the Company during the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended September 30,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$109	$48	$61	$0	$0	$0

Total	$109	$48	$61	$0	$0	$0

	Nine Months Ended September 30,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$18,045	$14,712	$3,333	$1,721	$1,522	$199

Total	$18,045	$14,712	$3,333	$1,721	$1,522	$199

The Company reported no impairment loss for its available-for-sale securities or held-to-maturity securities for the three-month and nine-month periods ended September 30, 2012 or 2011.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of September 30, 2012 and December 31, 2011, including amounts attributable to the IBM-Type Arrangements, were as follows:

	September 30, 2012			December 31, 2011
	IBM-Type Arrangements	Non-IBM-Type Arrangements	Total	IBM-Type Arrangements	Non-IBM-Type Arrangements	Total
Billed accounts receivable	$25,344	$80,177	$105,521	$30,727	$68,561	$99,288
Unbilled accounts receivable	37,386	142,069	179,455	49,230	127,006	176,236
Bank acceptance drafts	0	747	747	0	2,239	2,239
Commercial acceptance drafts	0	493	493	13	6,693	6,706
Less: allowance for doubtful accounts	(390)	(3,402)	(3,792)	(221)	(2,684)	(2,905)

Total accounts receivable, net	$62,340	$220,084	$282,424	$79,749	$201,815	$281,564

6. INVENTORIES, NET

The components of inventories, net as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Deferred costs	$9,675	$5,526
Finished goods	13,210	9,783

Total	$22,885	$15,309

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

(d) On June 20, 2012, the Company’s VIE Beijing Star VATS Technologies, Inc. (“Beijing Star VATS”) entered into an investment agreement with Beijing Naomi Technology Limited (“Naomi”), which provides personalized internet-based product recommendations based on customers’ on-line purchasing patterns. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,880 (RMB11,900) in Naomi in two tranches. The first tranche totaling $939 (RMB 5,950) was paid to Naomi in July 2012. The second tranche may be paid to Naomi upon its achievement of certain operational targets, if Beijing Star VATS then elects to invest, in its sole discretion.

The Company has adopted the equity method to recognize the investment as the Company is able to exercise significant influence over the operating and financial policies of Naomi. As of September 30, 2012, the Company has recognized long-term investment loss in the amount of $93.

8. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were as follows:

Amount
Gross amount:
Beginning balance at January 1, 2012:	$460,024
Exchange differences	(53)

Ending balance at September 30, 2012:	459,971

Accumulated impairment loss:
Beginning balance at January 1, 2012:	(26,499)
Exchange differences	3

Ending balance at September 30, 2012:	(26,496)

Goodwill, net at September 30, 2012	$433,475

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The carrying amounts of the components of other acquired intangible assets, net as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
	Gross		Foreign exchange difference	Net	Gross		Foreign exchange difference	Net
	carrying amount	Accumulated amortization		carrying amount	carrying amount	Accumulated amortization		carrying amount
Core technologies	$45,931	$(18,681)	$0	$27,250	$45,931	$(13,231)	$0	$32,700
Trade names and trademarks	21,037	(2,787)	0	18,250	21,037	(1,970)	0	19,067
Contract backlogs	12,474	(12,431)	12	55	12,474	(12,286)	12	200
Customer lists	131	(143)	12	0	131	(143)	12	0
Customer relationships	117,755	(42,443)	312	75,624	117,755	(27,910)	313	90,158
Distribution networks	870	(870)	0	0	870	(870)	0	0
Software	1,721	(1,884)	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(758)	25	516	1,249	(593)	25	681
Corporate business agency agreements	2,037	(1,566)	5	476	2,037	(1,176)	5	866
Existing technology	38,500	(28,770)	0	9,730	38,500	(19,144)	0	19,356

	$241,705	$(110,333)	$529	$131,901	$241,705	$(79,207)	$530	$163,028

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of September 30, 2012 are expected to be as follows:

Three-month period ended December 31, 2012	$10,372
2013	32,628
2014	23,445
2015	21,110
2016 and thereafter	44,346

$131,901

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

In connection with the agreement with ZSPD, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain land use rights with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire land use rights with a 50-year term, for a consideration of approximately $2,870, plus a related local levy of $111, paid in June 2011 and August 2011, respectively.

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,543 after an exchange rate effect of $785, as a payment for land use right on its consolidated balance sheets as of December 31, 2011. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of September 30, 2012, the land use rights amounted to $14,231, which was the cost less the amortization cost of $221 and an exchange rate loss of $91.

11. OTHER NON-CURRENT ASSETS

The Company has launched an employee loan program which provides non-interest bearing home loans to qualified employees with a five-year term. The total budget for the program is $7,885 (RMB50 million). As of September 30, 2012, the total amount of loans granted under the program was $879 (RMB5.6 million), and the loans due in more than one year classified in other non-current assets were $703 (RMB4.5 million).

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $3,392 and $4,300 as of September 30, 2012 and December 31, 2011, respectively. These bank acceptance drafts were non-interest bearing and were due within six months of issuance.

As of September 30, 2012 and December 31, 2011, the Company’s accounts payable balance related to the IBM-Type Arrangements was approximately $65,046 and $78,930, respectively, under which the Company is contractually obligated to pay its vendor only when its customers pay the Company.

13. CREDIT FACILITIES

As of September 30, 2012, the Company had credit facilities for working capital purposes totaling $147,314 expiring on various dates up to September 2013, which were secured by bank deposits of $33,244. As of September 30, 2012, unused credit facilities were $120,391 and used credit facilities totaled $26,923. The credit facilities were used to cover issuance of standby letters of credit for customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

As of December 31, 2011, the Company had total credit facilities totaling $99,803, which will expire on various dates up to September 2013 and were secured by bank deposits of $13,065.

In May 2012, the Company obtained a total line of credit of $20,000 through a series of financing agreements, which was included in the above credit facilities. The line of credit is secured by a pledge of an equivalent amount of RMB deposits and the bank loans under the credit line bear interest annually at a variable rate equivalent to the 3-month LIBOR plus 2.25 percent. The Company had borrowed $5,500, $1,600 and $1,500 in June, July and September 2012, respectively, and repaid all principal and interest totaling $8,624 before September 30, 2012. As such, an amount of $20,000 remained unused under the line of credit as of September 30, 2012.

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $6,034 and $8,161 for the issuance of certain standby letters of credit and bank acceptance drafts, as of September 30, 2012 and December 31, 2011, respectively. Therefore, total bank deposits of $39,278 and $21,226 were presented as restricted cash in the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $6,317 and $6,807 for the nine months ended September 30, 2012 and 2011, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended September 30,
	2012	2011
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(28)	(20)
Subpart F income inclusion	7	0
Share-based compensation	5	0
Tax effect due to reduced rate granted for 2010	0	(9)
Discrete effect of change in tax rate of Linkage Nanjing	0	(38)
Change in valuation allowance	(4)	0
Others	(1)	2

	14%	(30)%

The tax rate for the nine months ended September 30, 2012 was higher than that of the same period in 2011 mainly because Linkage-AsiaInfo Technologies (Nanjing), Inc. (“Linkage Nanjing”) received a preliminary confirmation of its High-and-New Technology Enterprise (“HNTE”) status during the second quarter of 2011. As a result, the Company believed that Linkage Nanjing would obtain its HNTE certificate and renew the status going forward and, accordingly, re-calculated the balance of deferred tax relating to acquired intangible assets amortization and the social welfare accruals by applying a 15% rate instead of a 25% rate, where there has been no such benefit recorded during 2012. Additionally, the Company recognized the tax benefit of 2010 Key Software Enterprise (“KSE”) upon receiving the Chinese government’s approval in the first quarter of 2011. Pursuant to the relevant rules, a company with KSE status could apply a reduced income tax rate of 10%. Two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage Nanjing, applied for this status for 2010 and received approvals in the first quarter of 2011 and thus tax benefit was reflected in the nine months ended September 30, 2011. However, the application requirements for the 2011 KSE status were not released by the relevant government authorities until October 2012. In October 2012, both AIBJ and Linkage Nanjing submitted applications for 2011 KSE status to the relevant government authorities for approval, but there is uncertainty as to whether they will meet the eligibility requirements for or receive such status. In addition, the Company also had higher Subpart F income which resulted in additional U.S. taxes.

Aggregate undistributed earnings of approximately $256,758 on September 30, 2012 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position regarding recognition of uncertain tax benefit in the nine months ended September 30, 2012 and does not foresee any material change to the amount of uncertain tax benefit. The Company’s various tax years from 2002 to 2011 remain open in these taxing jurisdictions.

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

Stock options as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	371,523	$4.84
Forfeited	(1,119)	14.40
Exercised	(4,000)	4.44

Outstanding, March 31, 2012	366,404	$4.82	$2,851

Exercised	(2,800)	4.70

Outstanding, June 30, 2012	363,604	$4.82	$2,534

Forfeited	(94)	4.99
Exercised	(160,837)	4.06

Outstanding, September 30, 2012	202,673	$5.42	$1,275

Vested and expected to vest, September 30, 2012	202,673	5.42	1,275
Exercisable, September 30, 2012	202,673	$5.42	1,275

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $11.71 per share of the Company’s common stock on the last trading day in the Company’s third fiscal quarter of 2012 (September 28, 2012).

The total intrinsic value of options exercised for each of the three months ended September 30, 2012 and 2011 was $1,173 and $7, respectively.

As of September 30, 2012, there was no unrecognized share-based compensation cost relating to options under the Option Plans. The weighted average remaining contractual term was 1.74 years as of September 30, 2012.

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

RSUs as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	84,950	$22.48
Vested	(25,250)	25.09
Forfeited	(2,100)	29.22

Restricted stock units unvested at March 31, 2012	57,600	$21.09

Vested	(2,500)	18.80

Restricted stock units unvested at June 30, 2012	55,100	$21.20

Vested	(7,500)	20.63

Restricted stock units unvested at September 30, 2012	47,600	$21.29

The total intrinsic value of RSUs vested for each of the three months ended September 30, 2012 and 2011 was $89 and $167, respectively.

As of September 30, 2012, there was $740 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 0.96 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

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

RSUs as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2012	132,609	$13.67
Granted	2,000	12.89
Vested	(41,304)	11.06

Restricted stock units unvested at March 31, 2012	93,305	$14.80

Granted	4,500	11.22
Vested	(8,500)	19.81

Restricted stock units unvested at June 30, 2012	89,305	$14.15

Granted	93,758	10.90
Vested	(45,305)	11.33

Restricted stock units unvested at September 30, 2012	137,758	$12.86

The total intrinsic value of RSUs vested for each of the three months ended September 30, 2012 and 2011 was $520 and nil respectively.

As of September 30, 2012, there was $1,532 of unrecognized share-based compensation cost related to RSUs, which is expected to be recognized in the Company’s consolidated statements of operations over a weighted-average vesting period of 0.96 years. To the extent the actual forfeiture rate is different from the original estimate, the actual share-based compensation related to these awards may be different from the expectation.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved grants of stock options to the Company’s executive officers and employees.

Stock options as of September 30, 2012 and changes during the nine months ended September 30, 2012 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2012	6,429,100	$8.73
Granted	65,000	13.35
Forfeited	(54,000)	8.73

Outstanding, March 31, 2012	6,440,100	$8.78	$24,672

Granted	90,000	11.51
Forfeited	(67,400)	8.73

Outstanding, June 30, 2012	6,462,700	$8.82	$19,327

Granted	10,000	12.19
Forfeited	(38,750)	8.73

Outstanding, September 30, 2012	6,433,950	$8.82	$18,700

Vested and expected to vest, September 30, 2012	6,433,950	8.82	18,700
Exercisable, September 30, 2012	0	$0	0

The aggregate intrinsic value is calculated as the difference between the exercise price per share of the underlying awards and the closing stock price of $11.71 per share of the Company’s common stock on the last trading day in the Company’s third fiscal quarter of 2012 (September 28, 2012).

Total intrinsic value of options exercised for the three months ended September 30, 2012 was nil.

As of September 30, 2012, there was $29,284 of unrecognized share-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 9.2 years. To the extent the actual forfeiture rate is different from original estimates, actual share-based compensation related to these awards may be different from these expectations.

The amounts of share-based compensation attributable to cost of revenues, sales and marketing, general and administrative, and research and development are included in those line items on the face of the Company’s consolidated statements of operations. For the three months and nine months ended September 30, 2012 and 2011, share-based compensation expenses related to stock options, RSUs and PSUs were allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$814	$465	$2,481	$1,414
Sales and marketing	614	414	1,816	1,249
General and administrative	692	758	2,103	2,211
Research and development	295	299	894	853

Total share-based compensation expenses	$2,415	$1,936	$7,294	$5,727

17. FAIR VALUE MEASUREMENTS

Measured on recurring basis

The Company measured the cash equivalents and the short-term investments – available-for-sale securities at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

The Company uses quoted prices in active markets for identical assets (Level 1 investments) to determine the fair value of available-for-sale securities. If quoted prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly, which are included in Level 2 investments. The Company did not have Level 2 investments as of September 30, 2012 and December 31, 2011. The Company’s Level 3 investments primarily include investments in certain funds and corporate convertible notes without readily available prices as of the balance sheet date. The Company values its Level 3 investments using the counter party’s estimated price as of the most recent priced day prior to the balance sheet date because the Company believes the fair value of the investments would not have materially changed between the pricing date and the balance sheet date.

The available-for-sale securities measured and recorded at fair value as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in	Significant		Total Balance	Quoted Prices in	Significant		Total Balance
	Active Markets	Other	Significant		Active Markets	Other	Significant
	for Identical	Observable	Unobservable		for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs		Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)		(Level 1)	(Level 2)	(Level 3)
Bond funds	$25,994	$0	$0	$25,994	$16,877	$0	$0	$16,877
Balance funds	0	0	0	0	0	0	601	601
Stock funds	0	0	0	0	0	0	9,975	9,975
Corporate stocks	0	0	0	0	47	0	409	456
Corporate convertible notes	0	0	450	450	0	0	0	0

Total	$25,994	$0	$450	$26,444	$16,924	$0	$10,985	$27,909

The following table presents changes in Level 3 investments measured on a recurring basis for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$10,985	$11,265
Purchases	450	2,694
Redemption	(8,956)	(1,522)
Realized gain	(2,027)	(199)
- Included in other income	(40)	(9)
- Included in other comprehensive income	(1,987)	(190)
Unrealized loss	0	(329)
Impairment loss recognized	0	(144)
Exchange difference	(2)	400

Ending balance	$450	$12,165

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

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)	$4,619	$13,289	$17,206	$64,078
Shares (denominator):
Weighted average common stock outstanding
Basic	72,613,106	71,934,704	72,532,007	73,404,067
Dilutive effect of employee stock options and restricted stock units	191,282	658,637	232,901	630,245

Diluted	72,804,388	72,593,341	72,764,908	74,034,312

Earnings per share
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.06	$0.18	$0.24	$0.87

Diluted	$0.06	$0.18	$0.24	$0.87

The Company excluded weighted average outstanding options to acquire 6,422,012 and 0 shares of common stock for the three month periods ended September 30, 2012 and 2011, respectively, from the computation of diluted earnings per share (“EPS”), as their exercise prices exceeded the average market values in those periods. These options could potentially have a dilutive effect on the Company’s EPS in the future. The Company also excluded a weighted average of 84,986 and 84,253 RSUs from the computation of diluted EPS for the three month periods ended September 30, 2012 and 2011, respectively, as their effect was anti-dilutive.

19. GOVERNMENT SUBSIDIES

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies. Subsidies are recognized in the Company’s financial statements once the approvals are obtained from the relevant government authorities and the Company has the right to receive the subsidies.

If the subsidy is granted in connection with a specific project, it would be recorded as a reduction to cost of revenues. Otherwise, the subsidy is recorded as other operating income. For the three-month periods ended September 30, 2012 and 2011, the Company recognized no government subsidies as a reduction to costs of revenues or in other operating income. For the nine-month periods ended September 30, 2012 and 2011, the Company recognized government subsidies as a reduction to costs of revenues of $1,891 and $0, respectively, and government subsidies in other operating income of $0 and $2,125, respectively.

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

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

21. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use rights for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $25,355 for capital expenditures to the building construction project, which commenced in April 2012, and to complete construction by April 30, 2014.

As of September 30, 2012, the Company was committed to purchase software from IBM amounting to $3,154, which is expected to be paid from 2012 to 2014.

22. STOCK REPURCHASE PROGRAM

On January 30, 2011, the Company announced the authorization of a stock repurchase program, under which the Company could, from time to time for a period of twelve months, depending on market conditions, share price and other factors, make one or more purchases, on the open market or in privately negotiated transactions, of up to $60,000 in aggregate value of the Company’s outstanding common stock. As of June 30, 2011, the Company repurchased 3,166,500 shares of its common stock at a total cost of $59,997 pursuant to this repurchase program. The Company determined that it completed the repurchases pursuant to the program. No stock was repurchased by the Company during the third quarter of 2012.

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

(c) In September 2011, the Company’s VIE Beijing Star VATS acquired 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd. The remaining 40% of the share capital was recorded as noncontrolling interest.

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

Pursuant to the agreement with the other shareholder of Hangzhou Zhongbo, the Company granted a put option to such shareholder of Hangzhou Zhongbo to sell, while the Company received a call option from such shareholder of Hangzhou Zhongbo to purchase, the 20% equity interest held by such shareholder in Hangzhou Zhongbo. The options were exercisable after December 31, 2011. The exercise prices for the call and the put options of the 20% equity interest held in Hangzhou Zhongbo were the same and were determined by a formula based on the performance of Hangzhou Zhongbo for years 2010 and 2011.

In June 2012, the Company exercised the call option and purchased the remaining 20% equity interest in Hangzhou Zhongbo for a consideration of $1,034. As a result, the Company holds 100% equity interest in Hangzhou Zhongbo.

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2012, the three months ended June 30, 2012 and the three months ended September 30, 2012, the amount charged to net income attributable to noncontrolling interests was $684, $759 and $615, respectively, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2011	$385
Net loss	(684)
Adjustment to redemption value	0

Balance at March 31, 2012	$(299)

Net loss	(759)
Adjustment to redemption value	0
Noncontrolling interest redeemed by parent company	(1,259)

Balance at June 30, 2012	$(2,317)

Net loss	(615)
Adjustment to redemption value	0

Balance at September 30, 2012	$(2,932)

25. SUBSEQUENT EVENTS

In October 2012, a putative stockholder of the Company filed a civil action, derivatively on behalf of the Company, against the members of its Board of Directors, which has been docketed as Halpert v. Zhang, et al. in United States District Court for the District of Delaware. The putative stockholder has alleged breach of fiduciary duty, corporate waste, and unjust enrichment in connection with grants of stock options allegedly made in a manner that would not permit the Company to claim tax deductions for them under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The putative stockholder has requested rescission of the option grants in question, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. Although the Company is unable to predict the final outcome of the proceeding, the Company believes that the allegations lack merit, intends to vigorously defend against them, and believes that the final results will not have a material effect on its consolidated financial condition, results or operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K, in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the SEC on August 8, 2012, or our Q2 2012 Form 10-Q, and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

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

We have penetrated into China’s cable television business supporting system market through our Hangzhou Zhongbo subsidiary, which provides IT solutions, including business support systems such as billing and customer relationship management software and services. We won several important contracts to provide modernized business support systems for consolidated provincial-level cable operational entities, such as in Jiangsu province and Zhejiang province, as well as entities in Chongqing and Beijing. We believe the successful implementation of these projects has brought additional value to our customers and positions us well for future cable industry consolidation among multiple regional operators, which we expect to accelerate in the coming years.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$68,759	52%	$61,553	52%
China Telecom	24,591	19%	20,507	17%
China Unicom	33,502	25%	35,404	29%

Total	$126,852	96%	$117,464	98%

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

Our multiple-element arrangements relate to our software licenses and related services, including implementation, customization and integration, PCS, training, consulting and third-party hardware procurement.

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

	Three Months Ended September 30,
	2012	2011
Revenues net of hardware costs:
Software products and solutions revenue	$120,870	$108,428
Service revenue	8,412	8,689
Third-party hardware revenue net of hardware costs	147	108

Total revenues net of hardware costs	129,429	117,225
Total hardware costs	2,792	2,060

Total revenues	$132,221	$119,285

	Nine Months Ended September 30,
	2012	2011
Revenues net of hardware costs:
Software products and solutions revenue	$351,704	$312,661
Service revenue	22,919	22,706
Third-party hardware revenue net of hardware costs	379	729

Total revenues net of hardware costs	375,002	336,096
Total hardware costs	7,187	13,856

Total revenues	$382,189	$349,952

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

The costs associated with designing and modifying our proprietary software are classified as research and development, or R&D, expenses as incurred.

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses and R&D expenses. Amortization of acquired intangible asset expenses consistently comprise a significant portion of our total operating expenses.

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third-party advertising expenses, sales commissions and sales consulting fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

R&D expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

General and administrative expenses include compensation expenses for employees in our general and administrative departments, consulting fees, as well as the depreciation expenses allocated to our general and administrative departments.

Government subsidies include amounts granted by government authorities to encourage R&D for high-technology companies.

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

AIBJ and Linkage Nanjing were approved as Key Software Enterprises, or KSEs, and were eligible for a further reduction in their tax rate to 10% for 2008, 2009, and 2010. In October 2012, government authorities in charge of the approval of KSE status released the application requirements for 2011 KSE status. In the same month, AIBJ and Linkage Nanjing submitted the application for 2011 KSE status to the relevant government authorities for approval, but there is uncertainty as to whether they will meet the eligibility requirements for or receive such status. As such, we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

Sales of hardware procured in China are subject to a 17% value added tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include VAT in revenue reported in our financial statements. Companies that develop their own software and register the software with relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the VAT rebate is included in software revenue. Historically, the VAT refund received has not been taxable for income tax purposes as long as the refund is used for R&D activities. However, according to a tax circular issued by the PRC State Administration of Taxation in January 2009, although the VAT refund would remain non-taxable when the refund is used for purchases of or expenses associated with fixed assets, the expenses and depreciation associated with such fixed assets are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. It is unclear how this new rule will be implemented and in the absence of specific guidance we are treating the VAT refund received as a non-taxable item for income tax purposes until the five-year period ends.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statements of operations net of business tax incurred. Effective from December 1, 2010, our PRC subsidiaries and VIEs are also subject to Urban Maintenance and Construction Tax as well as Education Fee Surcharge at the rate of 7% and 3% of VAT and business taxes paid, respectively. Business taxes deducted from revenues during the nine-month periods ended September 30, 2012 and 2011 were $3.8 million and $8.2 million, respectively.

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

In July 2012, the Ministry of Finance and the State Administration of Taxation jointly issued a circular regarding the pilot collection of VAT in lieu of business tax in certain areas and industries in the PRC. Such VAT pilot program is to be phased in Beijing, Jiangsu, Anhui, Fujian, Guangdong, Tianjin, Zhejiang, and Hubei between September and December 2012. Effective September 1, 2012, AIBJ and Beijing Star VATS became subject to VAT at the rate of 6% and 3%, respectively, on certain service revenues which were previously subject to business tax. Effective October 1, 2012, Linkage Nanjing also became subject to VAT at the rate of 6% on certain service revenues which were previously subject to business tax.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to the hardware, sales and software and service components of our business are denominated in Renminbi, or RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and may adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and are otherwise appropriate. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2012.

As of September 30, 2012, approximately 86.4%, or $221.1 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 13.2%, or $33.8 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of September 30, 2012, the exchange rate between the U.S. dollar and the RMB was $1.00 = RMB6.3410, compared to the rate of $1.00=RMB6.3549 as of September 30, 2011.

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

Our multiple-element arrangements relate to our software licenses and related services, including implementation, customization and integration, PCS, training, consulting and third-party hardware procurement.

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

AIBJ and Linkage Nanjing were KSEs eligible for a 10% tax rate for 2008, 2009, and 2010. In October 2012, government authorities in charge of the approval of KSE status released the application requirements for 2011 KSE status. AIBJ and Linkage Nanjing have applied for 2011 KSE status, but there is uncertainty as to whether they will meet eligibility requirements for or receive such status, so we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

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

Construction in progress primarily represents the cost to build the property and equipment. In addition to cost under the construction contracts and external cost directly related to the construction of such property and equipment, including equipment installation and shipping costs, are capitalized. Depreciation is recorded when the property and equipment are ready for their intended use. As of September 30, 2012, the construction in progress was $9,563.

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

We recognized no impairment loss on goodwill in the third quarter of 2012 and 2011.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of them were other-than-temporary in accordance with ASC 320 and SEC Staff Accounting Bulletin Topic 5M. We recognized $0 and $950 in impairment losses on long-term investments in the third quarter of 2012 and 2011, respectively. We recognized $0 and $144 in impairment losses on short-term investments in the third quarter of 2012 and 2011, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $132.2 million for the three-month period ended September 30, 2012, representing a 10.8% increase over the same period in 2011 and a 4.7% increase sequentially. The year-over-year increase was primarily the result of continued investment in software and services by our telecommunication carrier customers and their provincial-level entities.

Software products and solutions revenue was $120.9 million for the three-month period ended September 30, 2012, representing an increase of 11.5% over the comparable period in 2011 and a 3.5% sequential increase. The year-over-year increase was primarily attributable to a 12.8% increase in revenue from China Mobile and its provincial subsidiaries and an 18.8% increase in revenue from China Telecom and its provincial subsidiaries. The sequential increase was primarily attributable to an 8.8% increase in revenue from China Telecom and its provincial subsidiaries and a 2.9% increase in revenue from China Unicom and its provincial subsidiaries.

Service revenue was $8.4 million for the three-month period ended September 30, 2012, representing a decrease of 3.2% over the comparable period in 2011 and an 11.4% sequential increase. The year-over-year decrease was primarily attributable to a 31.8% decrease in revenue from China Unicom and its provincial subsidiaries and a 3.2% decrease in revenue from China Mobile and its provincial subsidiaries. The sequential increase was primarily attributable to a 10.1% increase in revenue from China Mobile and its provincial subsidiaries and a 2.7% increase in revenue from China Telecom and its provincial subsidiaries.

Third-party hardware revenue was $2.9 million for the three-month period ended September 30, 2012, representing a year-over-year increase of 35.6% and a sequential increase of 51.0%. Third-party hardware revenue, which represented 2.2% of our total revenues in the three-month period ended September 30, 2012, is not our business focus and is dependent on the changing demands of our Chinese telecom carriers on a contract-by-contract basis.

During the third quarter of 2012, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 95.9% of our total revenue, with China Mobile, China Unicom, and China Telecom representing 52.0%, 25.3% and 18.6%, respectively.

Cost of revenues. Our cost of revenues was $82.9 million for the three-month period ended September 30, 2012, representing an increase of 23.8% over the comparable period in 2011. Cost of revenues for the three-month period ended September 30, 2012 increased 6.8% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily attributable to an increase in employee compensation, which was mainly due to the hiring of approximately 970 additional implementation engineers, as well as general wage inflation.

Gross profit margin. Our gross profit margin for the three-month period ended September 30, 2012 was 37.3%, compared to 43.9% in the comparable period in 2011 and 38.5% in the preceding quarter. The year-over-year decrease in gross margin was primarily attributable to an increase in employee compensation, which was mainly due to the hiring of approximately 970 additional implementation engineers and general wage inflation. The slight sequential decrease was primarily due to an increase of approximately 300 implementation engineers for current and anticipated contracts.

Operating expenses. Our operating expenses were $47.1 million for the three-month period ended September 30, 2012, representing an increase of 27.2% over the comparable period in 2011 and 1.0% sequentially. The year-over-year increase was primarily attributable to an increase in general and administrative expenses, as well as increases in sales and marketing expenses and R&D expenses to develop products for anticipated contract opportunities, to support overall product standardization, and to enhance delivery. The sequential increase in operating expenses was primarily attributable to an increase in sales and marketing expenses, which was partially offset by a decrease in G&A expenses.

Sales and marketing expenses were $20.1 million for three-month period ended September 30, 2012, representing an increase of 23.3% over the comparable period in 2011 and 8.8% sequentially. The year-over-year increase in sales and marketing expenses was primarily attributable to international market expansion and general wage inflation. The sequential increase was mainly due to a greater number of customer workshops and meeting-related expenses.

General and administrative expenses were $6.3 million for the three-month period ended September 30, 2012, representing an increase of 181.5% over the comparable period in 2011 and a sequential decrease of 20.1%. The year-over-year increase was mainly attributable to general wage inflation along with an increase in headcount, as well as a $1.2 million reversal of doubtful accounts in the third quarter of 2011. The sequential decrease in general and administrative expenses was mainly the result of enhanced cost controls.

R&D expenses were $20.8 million for the three-month period ended September 30, 2012, representing an increase of 12.1% over the comparable period in 2011 and a 2.1% sequential increase. The year-over-year increase in R&D expenses mainly reflected an increase in total compensation as a result of general wage inflation and the hiring of approximately 160 additional R&D engineers. The sequential increase was primarily due to the hiring of approximately 100 additional R&D engineers.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, net of other expenses, was $2.1 million for the three-month period ended September 30, 2012, representing an increase of 261.9% over the comparable period in 2011 and a decrease of 47.9% sequentially. The year-over-year increase was primarily due to improved returns from bank deposits and a $1.1 million impairment loss on short-term and long-term investments in the third quarter of 2011. The sequential decrease in other income reflects a US$1.2 million gain from sale investment products in the second quarter.

Net income. Net income was $3.9 million for the three-month period ended September 30, 2012, representing a decrease of 69.2% over the comparable period in 2011 and 26.6% sequentially.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended September 30, 2012 was $4.6 million, or $0.06 per basic share, compared to $13.3 million, or $0.18 per basic share, for the comparable period in 2011, and $6.2 million, or $0.09 per basic share, for the previous quarter.

Liquidity and Capital Resources

Our liquidity and capital resources are provided mainly from cash collection from customers resulting from our core operating activities. Our capital requirements are primarily working capital requirements related to hardware sales and costs associated with the expansion of our business, such as R&D and sales and marketing expenses. We recognize hardware costs in full upon delivery of the hardware to our customers. In order to minimize our working capital requirements, we generally obtain from our hardware vendors payment terms that are timed to permit us to receive payment from our customers for the hardware before our payments to hardware vendors are due. With respect to our billing cycle, we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. However, we sometimes obtain less favorable payment terms from our customers, thereby increasing our working capital requirements. In addition to this careful management of our billing cycle, we have also historically financed working capital and other capital requirements through private placements of equity securities, our initial public offering in 2000 and, to a limited extent, bank loans.

On December 4, 2009, we executed the Business Combination Agreement to combine our business with the business of Linkage through our acquisition of 100% of the outstanding share capital of Linkage Technologies, and we completed the combination with Linkage on July 1, 2010.

For the nine-month period ended September 30, 2012, we had net cash used in operating activities of $11.9 million. We had cash and cash equivalents, restricted cash and short-term investment totaling $294.9 million as of September 30, 2012 as compared to $321.6 million as of December 31, 2011. The decrease was mainly a result of our negative investing cash flow during the period.

Our net cash used in operating activities for the nine-month period ended September 30, 2012 was $11.9 million, which reflected our net income of $14.7 million adjusted by net non-cash related expenses, such as amortization, depreciation and share based compensation expenses, totaling of $38.8 million and a net decrease in the components of our working capital of $65.4 million. Accounts receivable as of September 30, 2012 was $282.4 million, consisting of $103.7 million in billed receivables and $178.7 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts.

Our days of sales outstanding, or DSO, as of September 30, 2012 was 151 days, which was a decrease from 154 days as of June 30, 2012 and an increase from 147 days as of December 31, 2011. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements. The increase in DSO from December 31, 2011 to September 30, 2012 was primarily attributable to a $0.8 million increase in accounts receivable compared to December 31, 2011, which mainly reflects the business trend of our customers paying amounts due at the end of the year. In addition, we enhanced our receivables collection in the third quarter of 2012, which led to the decrease of DSO compared to the second quarter of 2012. Our DSO is impacted by a variety of factors that impact customer payment cycles, including the outcome of customer negotiations regarding payment terms, the relative maturity of the Customer Relations Management, Billing, Business Intelligence or other technology involved in a particular project, the systems used by the customer, geographic region, the scale of the project, and other factors. In addition, in a year we typically perform thousands of contracts for dozens of customers (comprising the major telecom carriers in the PRC and their provincial subsidiaries), and the payment terms of each contract can vary based on these factors.

Our accounts payable balance as of September 30, 2012 was $76.9 million, which decreased by $14.2 million as compared with the balances of December 31, 2011. The decrease was primarily attributable to a decrease in our accounts payable balance related to the IBM Type Arrangements by $13.9 million.

Accrued employee benefit as of September 30, 2012 was $64.5 million, which decreased by $14.5 million as compared with the balances of December 31, 2011. The decrease was primarily attributable to 2011 bonus payments made during the second quarter of 2012.

Income tax payables as of September 30, 2012 was $3.5 million, which decreased by $9.1 million as compared to the balances at December 31, 2011. The decrease was primarily due to income tax payments aggregating to $12.4 million, including 2011 tax filings, in the second quarter of 2012.

Our net cash used in investing activities for the nine-month period ended September 30, 2012 was $41.2 million. This was primarily due to the purchase of short-term investments for $28.8 million, an $18.1 million increase in restricted cash, a $11.4 million purchase of property, plant and equipment and a $0.9 million purchase of Beijing Naomi Technology Limited, which was partially offset by the $18.0 million in proceeds from our sales of short-term investments.

Our net cash used in financing activities for the nine-month period ended September 30, 2012 was $0.8 million. This was primarily due to our $1.0 million payment for the purchase of the remaining 20% equity interest in Hangzhou Zhongbo in 2012.

As of September 30, 2012, we had total credit facilities of $147.3 million for working capital purposes, expiring in September 2013, which were secured by bank deposits of $33.3 million. As of September 30, 2012, unused credit facilities were $120.4 million and used facilities totaled $26.9 million. The used facilities were pledged as security for issuing standby letters of credit, borrowing of short-term bank loans and accounts payable to hardware suppliers and customers. Additional bank deposits of $6.0 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2012. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totaled $39.3 million as of September 30, 2012 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended September 30, 2012, the largest aggregate amount that we had used of our credit facilities was $26.9 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use rights with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June 2011 and August 2011. Pursuant to the agreement, we have committed a minimum of $25.4 million for capital expenditures to the building construction project, which commenced in April 2012, and to complete construction by April 30, 2014.

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

Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve of our PRC subsidiaries and VIEs. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $88.6 million and $89.8 million (8.9% and 9.2% of net assets) as of September 30, 2012 and December 31, 2011, respectively.

Furthermore, cash transfers from our PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and VIEs to remit sufficient foreign currency to pay dividends or make other payments to us, or otherwise satisfy their foreign currency denominated obligations.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements to which an entity unconsolidated with us is a party and under which we have (i) any obligation under a guarantee, (ii) any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity, (iii) any obligation under derivative instruments that are indexed to our shares and classified as equity in our consolidated balance sheets, or (iv) any obligation arising out of a variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or R&D services with us.

As of September 30, 2012, we had credit facilities for working capital purposes totaling $147.3 million, expiring in September 2013, of which $26.9 million had been used as security for issuing standby letters of credit, borrowing of short-term bank loans, and accounts payable to hardware suppliers and customers. Unused credit facilities were $120.4 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totaled $39.3 million as of September 30, 2012 and were presented as restricted cash in the consolidated balance sheets.

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

The guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011, for public entities. Early application by public entities was not permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance was effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period had not been issued. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. The guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2012. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of September 30, 2012, approximately 86.4%, or $221.1 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 13.2%, or $33.8 million, were U.S. dollar-denominated, and approximately 0.2%, or $0.6 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was $1.00 = RMB6.3410. If the exchange rate were to increase by 10% to $1.00 = RMB6.9751, our net assets would potentially decrease by $48.0 million. If the exchange rate were to decrease by 10% to $1.00 = RMB5.7069, our net assets would potentially increase by $58.7 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or business expansion. We actively monitor our exposure to these risks and may adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no risk factors that we have revised from those appearing in Part I, Item 1A of our 2011 Form 10-K or Item 1A of our Q2 2012 Form 10-Q. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our 2011 Form 10-K and our Q2 2012 Form 10-Q, as well as information in our other reports filed with the SEC from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and/or operating results.

ITEM 6. EXHIBITS

Please see Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AsiaInfo-Linkage, Inc.

Date: November 8, 2012	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2012	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (v) Condensed Consolidated Statements of Changes in Equity for the three months and nine months ended September 30, 2012 and 2011; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.