Form 10-K
period 2012-12-31
ASIAINFO-LINKAGE, INC
filed 2013-02-28
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sale price of the common stock on the NASDAQ Global Market on June 29, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $607,737,644.46.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 72,762,347 at February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ASIAINFO-LINKAGE, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Overview

We are the leading provider of high-quality telecommunications software solutions and information technology, or IT, products and services in China. Our solutions, products and services include business support systems, or BSS, containing billing and customer relationship management, or CRM, and other software and services. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries, including China Mobile Communications Corporation, or China Mobile, China United Telecommunications Corporation, or China Unicom, and China Telecommunications Corporation, or China Telecom.

We are also the leading provider in China’s cable television BSS market, providing billing and CRM software and services. We won several important contracts to provide modernized BSS for consolidated provincial-level cable operators, such as Jiangsu Cable TV and Zhejiang Cable TV, as well as operators in Chongqing and Beijing. We believe the successful implementation of these projects has brought additional value to our customers and positions us well for future cable industry consolidation among multiple regional operators, which we expect to accelerate in the coming years.

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we won new contracts from customers in Southeast Asia, including Malaysia, Nepal and others, after a detailed selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. In June 2012, we opened our first European based office in Cambridge, United Kingdom as part of our ongoing initiative to expand operations across Europe, Middle East and Africa, or EMEA, markets.

Recent Developments

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

In June 2012, we opened an office in Cambridge, United Kingdom as part of our ongoing initiative to expand international operations, particularly in EMEA markets.

On January 29, 2013, we announced the successful implementation of a billing solution for the Code Division Multiple Access, or CDMA, network of Nepal Telecom.

On February 4, 2013, we announced that VerisTM will be the new brand name of our product family to enable the digital lifestyle. We plan to continue to invest in customer experience management, open platform and smarter pipe areas, and we believe our new branding strategy reinforces this plan. Our flagship VerisTM suite of BSS and related solutions is available in the Asia Pacific region and Europe, Middle East and Africa markets. This suite includes the mature core solutions of Veris Billing, Veris CRM and Veris BI.

Our Corporate Structure

We commenced our operations in the United States in 1993 and moved our major operations from the United States to China in 1995. Although we are organized as a Delaware corporation, our business is conducted through a number of operating subsidiaries, most of which are organized under the laws of the People’s Republic of China, or the PRC, and are directly or indirectly wholly-owned by us. In addition to our wholly-owned subsidiaries, we operate outbound call services for our clients through domestic Chinese companies in which we hold no equity interests, but which we control through a series of contractual arrangements with those companies and their respective equity holders. Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC, including value-added telecommunications services businesses. Through our VIEs, we provide outbound call services on behalf of telecommunications operators in the PRC and may provide other value-added telecommunications services. Accounting principles generally accepted in the United States, or GAAP, require us to consolidate VIEs in our financial statements because our contractual arrangements related to those entities provide us with the risks and rewards associated with equity ownership.

For more information on regulations in the PRC restricting foreign ownership in certain businesses, please see the discussion below under the heading “Government Regulation—Regulation of the Telecommunications Industry.” For more information on certain regulatory and other risks associated with our contractual arrangements related to Beijing Star VATS Technologies Co., Inc., or Star VATS, and Beijing Zhongxinjia Sci-Tech Development Co., Ltd., or ZXJ, please see the discussion in Item 1A of this report, “Risk Factors.”

The following diagram illustrates the current organizational structure of our company and our operating subsidiaries and affiliates. This diagram excludes legal entities in which we hold a minority interest that are not consolidated in our financial statements.

(1)	AsiaInfo-Linkage, Inc. holds 70% of the share capital of AsiaInfo International Pte. Ltd., or AsiaInfo Singapore, a Singapore registered company, and the remaining 30% is held by Alpha Growth International Pte. Ltd.
(2)	AsiaInfo-Linkage Technologies (China), Inc. holds 90% of the share capital of Shanghai Xinjia Information and Technology Co., Ltd., a domestic Chinese company, and the remaining 10% is held by Ms. Yao Yuan.
(3)	Beijing Star VATS Technologies Co., Inc., or Star VATS is a domestic Chinese company owned by certain of our employees but controlled by our subsidiary AsiaInfo-Linkage Technologies (China), Inc. through a series of contractual arrangements. While organized to conduct value-added technology services business, Star VATS is not currently licensed to conduct such business.
(4)	Chengdu Yalian Zhixing Technology Ltd. is a domestic Chinese company with 60% of its shares held by Star VATS and 40% held by Shanghai Yuzhi Communication Technology, Ltd.
(5)	Asiainfo-Linkage (Thailand) Ltd. is a Thai company with 48.9975% and 0.0025% of its shares held by AsiaInfo Singapore and AsiaInfo-Linkage (H.K.) Systems Co., Ltd., respectively. The remaining 51% of Asiainfo-Linkage (Thailand) Ltd. is held by one of our employees, but is controlled by our subsidiary AsiaInfo Singapore through a series of contractual arrangements.
(6)	Bonson Information Technology Ltd. holds 60% of the share capital of SmartCall Holding Ltd., or SmartCall Cayman, a Cayman Islands registered company, and the remaining 40% is held by Call Center International Limited.
(7)	Beijing Zhongxinjia Sci-Tech Development Co., Ltd., a domestic Chinese company, is owned by two of our employees but controlled by our subsidiary Beijing Shangxin Yitong Information and Technology Co., Ltd. through a series of contractual arrangements.

Industry Background and Market Opportunities

Our largest customers are the three major telecommunications operators in China and their provincial subsidiaries. The restructuring in past few years of China’s telecommunications industry opened the fixed-line, mobile and broadband segments to all existing telecommunications operators in China, and the ensuing competition in these segments prompted each telecommunications operator to increase its IT spending on infrastructure upgrades and 3G and other next-generation technologies. Operators invest heavily in third generation mobile, or 3G, wireless local network, or WIFI, long-term evolution, or LTE, fiber network and mobile to mobile infrastructure to provide pervasive internet access, and they are motivated to increase the customer experience to obtain return on investment.

We believe that continued increases in the number of subscribers, especially 3G users, strategic development of telecommunication carriers in the face of competition among internet operators and competition among the three operators will drive demand for telecommunications-related software and IT solutions in the long-run. We believe we are well positioned to continue capitalizing on the competition between carriers, the increasing number of mobile subscribers, new technologies as well as other trends in the telecommunications industry through our market leadership, comprehensive solutions, long-standing relationships with the three PRC telecommunications operators, customer focus, and highly qualified personnel. We also plan to expand our telecommunication software and service offerings to telecommunication providers in Southeast Asia and EMEA markets, where 3G upgrades, software convergence and analytical tools such as business intelligence, or BI, are in high demand as operators in these regions look to upgrade and expand their systems going forward.

According to the Ministry of Industry and Information Technology of China, or MIIT, in November 2012, the number of China’s mobile phone subscribers increased to 1.1 billion while the number of China’s fixed-line phone subscribers decreased to 279 million. Additionally, the number of broadband access subscribers in China increased to 174 million through the end of November 2012, and the number of Internet users in China increased to 746 million. In China’s twelfth Five-Year-Plan (2011—2015), the government announced its support and commitment toward the continued development of telecommunication software and the IT services industry.

The following table sets forth certain information relating to the telecommunications industry in China as of the dates indicated:

	Year Ended December 31,
	2009	2010	2011	2012
Fixed-line Telephone
Subscribers (in millions)	314	294	286	279	*
Penetration rate	23%	20%	19%	18%
Mobile Telephone
Subscribers (in millions)	747	859	975	1,104	*
Penetration rate	56%	59%	67%	76%
Internet
Users (in millions)	384	457	513	746	*
Penetration rate	29%	31%	35%	51%
Broadband
Users (in millions)	103	126	155	174	*

Source:	National Statistical Bureau of China, MIIT, CINIC
*	As of the date of this report, data only available through November 30, 2012.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors, enabling us to maintain a leadership position in the telecommunications software products and services industry in China, and providing a basis for a competitive offering in international markets. Over the last decade, we have gained experience and knowledge in China’s telecommunications industry, including experience meeting the demand driven by new technologies as well as changes in business models impacted by both consumer demand and competition amongst the carriers. We believe we have the experience and the capabilities to anticipate the changes in the demands from the carriers and provide more sophisticated and personalized services to domestic and international customers.

Leading provider of telecommunications BSS/OSS solutions. We are a leading provider of business and operation support systems, or BSS/OSS, to Chinese telecommunications carriers and their provincial subsidiaries. We have deployed our industry-leading BSS/OSS solutions for 18 of China Mobile’s 31 provincial subsidiaries and our operating analysis and decision support system platform for China Mobile’s headquarters and 18 of its provincial subsidiaries. We have constructed approximately 58% of China Mobile’s billing and CRM systems and approximately 56% of its BI systems and have developed one of the largest telecommunications billing and CRM systems in the world for China Mobile’s Zhejiang Mobile provincial subsidiary, supporting over 45 million mobile subscribers. For China Unicom, we have deployed our BSS/OSS solution for 19 of its provincial subsidiaries and our operating analysis and decision support system platform for 5 of its provincial subsidiaries. For China Telecom, we have deployed our BSS/OSS solution for 15 of its provincial subsidiaries and our operating analysis and decision support system solution for 12 of its provincial subsidiaries.

Comprehensive, scalable solutions. We offer a comprehensive suite of solutions and services that cover all major telecommunications systems, including business and operations support systems, service application solutions and network infrastructure solutions. Over the years, we have continued to invest in our research and development of products and services and have created a high entry barrier for competitors. Our proprietary software allows telecommunications carriers to monitor user activity and analyze service usage data in real time, which enables service providers to increase billing accuracy, accelerate time-to-market for new services and improve the effectiveness of marketing and targeting efforts. These capabilities are not only essential to the core operations of any communications services provider, but are also vital to addressing new market challenges and opportunities worldwide, including the rise of “over-the-top” service providers who deliver content and services over an infrastructure not under the administrative control of the communications service provider. Most of our software products are scalable to accommodate millions of users, enabling telecommunications carriers to develop their networks incrementally as their level of business grows without the need for architecture re-engineering or large-scale system replacements. Our software products are also designed with fully documented, open architecture that allows our customers, third party systems integrators and software developers to integrate our software with existing applications and services with minimal effort and programming overhead. Our software can be deployed on modern, cloud-based technology platforms, enabling substantial cost savings and supporting centralized IT operations.

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

Highly qualified personnel. In view of the specific needs of China’s and the worldwide market, our recruitment efforts target worldwide talent possessing information technology and professional competence and international exposure. We believe that we have been able to attract and retain qualified personnel by offering attractive compensation packages, a challenging and rewarding work environment, and the opportunity to work for a leading information technology company in China and a fast growing business in the international market. Our ability to recruit and train high quality employees will enable us to continue offering the high quality of services to our customers.

Our Strategy

Our vision is to be the leading solution provider in the global telecommunications industry, to enable the connected digital life style, and to help our customers to build, maintain, operate, manage and improve their communications infrastructure. The key aspects of our strategy include:

Capitalizing on growth opportunities in China’s telecommunications market. We believe that increased competition and strategic development among the telecommunications operators will continue to drive demand for nationwide BSS/OSS upgrades and new system deployments throughout China. We also expect the introduction of new technologies and change of consumer habits will intensify competition among mobile operators and drive up overall telecommunications software and IT service spending. With our market leadership in China and strong commitment to customer relationships, we believe we are well positioned to continue capitalizing on the competition and other trends in the telecommunications industry both domestically and abroad. We also intend to continue to leverage our industry knowledge and research and development capabilities to offer new solutions, including upgrades and add-ons, and provide more consulting and other value-added services in China.

Global market opportunities. We began providing our software solutions to telecommunications carriers outside of China in 2009, and we have entered into a number of agreements to provide our solutions in the Southeast Asia region. Although a small percentage of our business today, we believe this region will present additional opportunities in the future, as we grow our international business. We plan to leverage our core competency in China’s telecom space as we target international opportunities. Starting in 2011, we accelerated our product integration and standardization initiatives through the development of new products and features for our strategic projects both in China and Southeast Asia. And in 2012, we opened an office in United Kingdom as part of our ongoing initiative to expand into EMEA markets. Although our competitors are well established in these markets, many of their IT systems are based on technology which will need to be replaced by modern architectures capable of supporting new services and business models with lower operational costs. We believe our software products are well suited to meet these needs, presenting a good medium-term opportunity for us. Furthermore, we believe that many of the technology innovations we have developed in China are relevant to international markets, and that our experiences in international markets will enable us to bring differentiated products and best-in-class solutions to China’s market. We will continue to reinvest in strategic areas of our business to drive long-term, sustainable growth.

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

Implementing product standardization and integration initiatives. We plan to leverage our increased research and development capability and our know-how and experience serving our clients in the China market, and to develop a comprehensive, integrated BSS offering that provides a holistic view of the customer and features an embedded integration and implementation layer to reduce time to production. The offering will consist of key solutions from our product portfolio, including Billing, CRM and operating support system, or OSS. The embedded integration and implementation layer and “best practice” product model will enable development of multiple business processes, resulting in faster time to market for new product and services. Veris has a modern architecture, harnessing advanced technology to offer real-time convergent charging, real-time actionable business intelligence based on big data processing, and real-time monetization. The products can run on cloud computing platforms, which enable cost-effective performance at a very large scale, as well as the opportunity to centralize BSS operations across multiple regions or countries.

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

Enhancing our brand. We plan to continue building awareness of AsiaInfo-Linkage as a leading provider of high quality telecommunications software products and services in China. Our goal is to make the AsiaInfo-Linkage brand synonymous with superior technology, high quality customer service, trusted advice and definitive business value both in China and abroad. During 2012 we developed the Veris™ brand for our software products family, which will be launched in international markets during the first quarter of 2013. We chose Veris™ for the implication of accuracy, flexibility and agility from its Latin roots. This new brand will be used for both our current BSS suites and our future product suites, which will jointly support our vision and mission to enable the digital lifestyle.

Raising human capital. We believe our ability to effectively recruit, train, develop and retain talent is critical to our business success. We have a dedicated team solely focused on human capital and leadership development. We plan to promote our training, continued education and career development programs, which are designed to enhance our technical and managerial personnel’s skill sets in alignment with their respective roles. We will continue to evaluate our competency model, which is based on the core value of our company culture, to determine the areas where we may enhance the capabilities of our technical and managerial personnel, which provides cross-functional assignments and exposure to our strategic initiatives.

Products and Services

We leverage our core strengths in software to offer product and service solutions for leading telecommunications service providers, as well as other major enterprises, in China. We offer a specialized suite of products and services for the telecommunications industry. We have developed core competencies in various advanced technologies that are used in our products and solutions. By utilizing technologies such as multi-tier architecture, object-oriented techniques, data mining, distributed computing, cloud-based technology platforms and open application program interfaces, we are able to provide our customers with the flexibility and scalability required in a highly competitive, dynamic environment. We also closely monitor world-wide technological developments in our service and product areas.

Our business model is to be a customer-centric total solution provider. We focus on our customers’ wants and needs. We provide business operational consulting services to work together with customers to understand their situation and problems. We help our customers to increase revenue, improve operational efficiency and reduce costs with our in-depth know-how by the combination of both business and technology. We also provide

IT architecture services to help our customers plan for continuous improvement of their IT systems to address market challenges. Our professional services organization implements IT projects based on our core products listed in the following sections and provides configuration, change requests and ongoing support services to smoothen routine system operations. Our research and development, or R&D organization continually harvests business requirements and leverages de facto industry standards to evolve our core products.

Besides our foundational BSS we have provided to operators across China to enable their daily operations, we are also deploying new solutions to help customers address business challenges in the digital lifestyle era. For example, we helped China Unicom and its provincial subsidiaries to build one of the largest online service centers, in terms of subscriber numbers, and electronic shopping malls in the world, we helped China Telecom and its provincial subsidiaries to build convergent policy control facilities to tune quality of services according to customer profiles across wireless, broadband and WIFI connections, and we helped China Mobile and its provincial subsidiaries to evolve multiple electronic contact channels to support more than 70% of its sales and customer service requests, thereby dramatically reducing their operational costs.

Using this customer-centric service approach, we believe we keep our product portfolio ahead of industry evolution.

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

Over the past two years we have standardized our products and internationalized our BSS software portfolio into three product lines: Billing, Customer Relationship Management, and Business Intelligence. These are the first products we are launching in EMEA markets under our new Veris™ brand. The Veris products incorporate the core capabilities we have delivered to our customers in China, including a modern architecture capable of supporting real-time charging and business intelligence at a large scale, and the ability to be deployed on cloud-based platforms. The Veris suite also includes innovations we have developed for customers in Southeast Asia, including flexible options for real-time, personalized marketing offers and end-user control over price plans and budgets. We are beginning to deploy our Veris product line as an upgrade to existing systems installed for our Chinese customers.

Business and Operations Support Systems (BSS/OSS)

We are a leading provider of BSS/OSS to China’s telecommunications operators. Our core BSS/OSS offerings primarily include core convergent solutions of Veris Billing, Veris CRM and Veris BI. We also provide software enhancement and maintenance services for the systems we develop, as well as system integration and other value-added IT consulting and planning services. These products and solutions can be deployed as standalone modules or as complete, pre-integrated solutions.

Our BSS/OSS product suites include the following:

•

Veris Billing Product Suite. Veris Billing is a flexible, expandable, convergent, real-time charging and billing solution for telecommunications operators. Veris Billing supports the business of mobile operators by providing a full line of integrated solutions, including mediation, online charging, rating, billing, account balance management, as well as system monitoring and disaster recovery management. Veris Billing is designed with a multi-tier architecture, and is capable of being developed into full-service business operation support systems based on its core convergent billing function. Veris Billing is adaptable to various compatible commercial middleware, and consists of dynamic component modules that can be modified separately when a new product is introduced and updated without any system down time. It also has a unified rating engine that provides flexible pricing mechanisms, a memory database technology that supports complex rating and billing activities, and a real time accounting system that can support sophisticated business requirements. The Veris Billing product line also includes partner relationship management, or PRM, capabilities which calculate, manage and reconcile payment for intercarrier network access, including settlement of roaming charges between mobile operators, as well as management of agreements and settlements between operators and their business partners. Our PRM solution also provides support to telecommunications operators in their services to large enterprise and individual customers, as well as their relationship management with third-party sales channels. Our PRM software comprises an access layer, a service layer, and a data layer. This multi-layer design provides flexibility to integrate with other systems, scalability, and high performance. A workflow management system, or WFMS, monitors work activities according to defined tasks, roles, rules and processes. The WFMS is designed to improve efficiency by helping carriers reconfigure their business processes to improve service quality and flexibility.

•

Veris CRM Product Suite. Veris CRM is a leading CRM solution suite for telecommunications operators. Veris CRM helps operators improve customer service quality, enhance customer satisfaction and build strong customer relationships. It uses a hierarchical structure that provides flexibility for transverse development, an open architecture to permit enterprise application integration capability, and security technologies such as back-up, monitoring, auditing and emergency reporting.

•

Veris BI Product Suite. Veris BI is a carrier-class operating analysis and decision support system platform and the core of our BI solution. With embedded technology such as data warehousing, online analytical process and data mining, Veris BI enables service providers to make management decisions based on analysis of customer behavior, competitive environment, business profitability and other parameters. The system is able to proactively generate business operation reports, which serve as a basis for critical management decisions.

OSS Package

Our OSS package is a highly comprehensive and intelligent service fulfilment framework based on OSS fulfilment domain definitions in the TM Forum’s eTOM model and OSS specifications of telecom operators, taking into account process analysis methodology (process reviewing and definition) and project implementation methodology (rapid and phased implementation). It enables rapid building of reliable and highly efficient service fulfilment systems and ensures the actual needs and future requirements of telecom operators for system functionality and performance are met.

In our OSS Package, process analysis methodology and project implementation methodology enable the rapid implementation of a telecom service fulfilment system. They provide process analysis methodology, project implementation methodology, inventory data model, interface integration framework and built-in inventory management templates. The OSS package-based service fulfilment system is characterized by rapid process deployment, intelligent self-learning, implementation monitoring, high extensibility and easy integration. It provides comprehensive support for customers’ complex service fulfilment process and accelerates implementation of new service fulfilment support processes.

The key features to our OSS Package include:

•	High operational performance

•	Accelerated time to market for technology agnostic services

•	Network technology adapters for rapid interface creation

•	Sophisticated order decomposition and orchestration engine

•	End-to-end order management to facilitate rapid launch of new products and services

•	Extremely low latency for e-service provisioning and activation

•	Real-time monitoring of the end-to-end provisioning process

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

•

AsiaInfo OpenXpert Product Suite. Our OpenXpert is an integrated telecommunications network management system. OpenXpert generates a spectrum of network managerial data that enhances overall network management and business operation management. OpenXpert also monitors the application software systems implemented on a network, such as billing, business operation, account processing, settlement, operational CRM and analytical CRM applications. OpenXpert includes a highly functional internal formula engine that detects the root cause of network failures and predicts which businesses and applications are likely to be affected. It also incorporates an integrated classification and authentication technology to control access and user authority for network management personnel at different levels.

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

•

Internet Short Messaging Gateway. Our Internet Short Messaging Gateway is a business support platform for value-added short messaging services. It is the only one-layer short messaging gateway used by China Mobile and its provincial subsidiaries to achieve single-point access and provincial roaming within China. It supports multiple protocols to transport short messages between different carriers and different mobile networks, including digital mobile, or GSM, CDMA, personal handy-phone system, and 3G networks. Our Internet Short Messaging Gateway uses mainstream development tools based on the UNIX platform. It features multi-task and multi-thread concurrent processing, full parameter tuning systems, expansion capability through a modularized and distributed architecture, and a high level of system stability facilitated by disk array and system redundancy.

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

Research and Development

We are committed to researching, designing and developing IT solutions and software products that will meet the future needs of our customers. In 2011, we started the integration of our software and services as well as the standardization of our products and services in order to better serve our telecommunication customers both in China and abroad. We upgrade our existing software products to enhance scalability and performance and to provide added features and functions. In 2012, we continued to progress on the standardization of our product suites. Our core products and solutions have been packaged into our Veris product suites. As we continue to expand our business beyond the China market, we expect to provide service and solutions to international telecommunication carriers through our Veris product suite. We had over three thousand employees in our research and development department as of December 31, 2012. Our core product development teams for telecommunications software are located in Beijing, Nanjing, Shanghai, Chengdu, Hangzhou and Guangzhou.

During the fiscal years ended December 31, 2012, 2011 and 2010, we had research and product development expenses of $81.8 million, $58.9 million and $36.2 million, respectively. In 2012, our research and development team made several achievements in the development of Next Generation Business and Operations Support Systems, or NG BOSS, BI systems, and cloud computing, in addition to developing international versions of our BSS and BI systems.

Achievements in NG BOSS development

In 2012, our NG BOSS was upgraded with improvements in billing and CRM functionality. Improvements were also made in retail shop management and real-time user notification, prepaid tracking capabilities as well as improved support for carriers’ corporate accounts. Billing capabilities combined with eight flexible payment methods provide customers with convenient and simple payment approaches. Our CRM functionality includes a uniform platform development with uniform functionality and design for improved management of systems requirements and e-commerce websites. There were also improvements in support of value-added services and prepaid service upgrades. We are currently in process of deploying the next phase of NG BOSS upgrades in China Mobile’s provincial entities.

Achievements in BI development

In 2012, our BI products saw improvements in search technology capabilities and personal portal technology capabilities. The development of an individual customer tag database and multi-functional tagging functionality allows analysis of customer behavior. With the results from the analytical data, the carrier is able to provide specific targeting strategies. In 2012, we also further strengthened our development marketing administration platform, optimized our multi-marketing-channel system, and enhanced our rates management system, which includes rates analysis, rates pre-performance, rates mapping, and rates recommendation. We believe these developments will allow telecommunications operators in China to be more competitive and present us with additional opportunities to expand our market share.

Achievements in Cloud Computing

In 2012, we continued to conduct targeted research designs and evaluated several key technologies regarding cloud computing, such as software and data access in virtualized infrastructure facilities and resources (host, network, storage) and cloud computing management platforms. Based on the concepts of platform-as-a-service and software-as-a-service, we are accelerating our research and development efforts in the development of platforms and services that provide multiple users with access to multiple applications.

Customers

Our customers consist primarily of Chinese telecommunications service providers and their provincial subsidiaries, including China Mobile, China Unicom, and China Telecom. For the year ended December 31, 2012, revenue from China Mobile and its provincial subsidiaries accounted for $287.4 million, revenues from China Unicom and its provincial subsidiaries were $142.3 million and revenues from China Telecom and its provincial subsidiaries were $94.5 million, or approximately 52.5%, 26.0% and 17.2% of our total revenues, respectively. In the international telecommunications market of Southeast Asia, our current customers consist of U Mobile Sdn Bhd and Nepal Telecom. Outside of the telecommunications industry, we also have customers in China’s cable TV industry, such as, Jiangsu Cable, Chongqing Cable, China DB Star, Oriental Cable Network (Shanghai), Hainan Cable and Gehua Cable (Beijing).

Telecommunications Customers

China Mobile. China Mobile was established in July 1999 to operate mobile telecommunications networks nationwide that had previously been operated by China Telecom. China Mobile is the largest telephone service provider in China, with over 700 million wireless voice service subscribers as of December 31, 2012, and provincial subsidiaries responsible for local networks throughout China. China Mobile’s GSM network covers all of China’s cities and most of its rural areas.

China Unicom. China Unicom was established in 1994 and is China’s second largest mobile operator. China Unicom also provides a wide array of services, including long distance telephone services, local telephone services, Internet and data communications services, paging services, communications value-added services and other communications services. China Unicom merged with China Netcom and became a full-service telecommunications provider in October 2008. As of December 31, 2012, China Unicom had 200 million mobile (GSM+ wide CDMA) subscribers, 90 million local access subscribers, and 60 million broadband subscribers.

China Telecom. China Telecom is China’s largest wireline telecommunications and broadband services provider, providing telecommunications and information services covering voice, data, image and multimedia. In September 2008, China Telecom bought China Unicom’s CDMA business and became a full-service telecommunications provider. As of December 31, 2012, China Telecom had 160 million CDMA subscribers, 160 million local access subscribers and 90 million broadband subscribers.

International Telecommunications Customers

We provide both CRM and BI systems to U Mobile in Malaysia, and we also provide convergent real time billing and CRM systems to Nepal Telecom, a leading provider of telecommunication services in Nepal.

Cable TV Industry

China’s current cable TV industry is fragmented with over two thousand small cable TV operators. The Chinese government has initiated a consolidation of the cable TV industry into 31 provincial level entities and to be the led by one national operator, China Cable. Our strategy is to provide billing and CRM services to the cable providers that are the consolidators in the cable TV industry. Our customers in China’s cable TV industry are the largest cable operators in their respective markets, such as Jiangsu Cable, Chongqing Cable, China DB Star, Oriental Cable Network (Shanghai), Hainan Cable and Gehua Cable (Beijing).

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

We rely on our own sales force to market and sell our products and services in China and globally. Our sales organizations are structured into five strategic customer accounts, namely China Mobile, China Unicom, China Telecom, Cable TV market and international markets. These accounts sell our solutions and services to the respective customers and manage our long-term relationships with them. We also have direct sales personnel in regional offices in Beijing, Shanghai, Chengdu, Fuzhou, Shenyang, Hangzhou, Nanjing, Guangzhou and Singapore.

Marketing

Our marketing and consulting departments focus on strategic planning, strategic alliance development, market analysis, software product development planning, solution consulting and business operation consulting. In addition, we have a market communications department, which engages in a number of activities aimed at increasing public awareness of our products and services. Our marketing activities include:

•	managing and maintaining our website and other online marketing activities;

•	coordinating our attendance at industry tradeshows and conferences;

•	producing corporate and product brochures and monthly customer newsletters;

•	conducting seminars and media conferences;

•	conducting ongoing public relations and analyst relations programs;

•	developing thought leadership propositions; and

•	creating and placing advertisements.

Competition

The telecommunications software market is a highly competitive environment. Our competitors within China include local companies such as Huawei, Neusoft and ZTE. We believe that we have competitive advantages in our product and service sectors due to our leading BSS/OSS solutions, comprehensive and scalable product and service offerings, customer-centric and cost effective project management capability, and established customer relationships. However, our competitors in China, many of whom have greater financial, technical and human resources than we have, may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. It is possible that competition in the form of new competitors or alliances, joint ventures or consolidation among existing competitors may decrease our market share. Increased competition could result in lower personnel utilization rates, billing rate reductions, fewer customer engagements, reduced gross margins and loss of market share, any one of which could materially and adversely affect our profits and overall financial condition.

The global telecommunications software market is highly competitive. Our competitors include Oracle, Amdocs, Convergys, Comverse, Huawei, and ZTE along with other international players. We also face local competition from companies in Southeast Asian and EMEA countries. We believe our core competencies will facilitate our expansion into the international telecommunications software and services market. However, our global competitors are well established in international markets, have entered into their respective markets earlier than us, and may be able to respond more quickly to new and emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of new products or services. Our limited exposure in the global telecommunication software market presents a barrier to our further expansion, but we have taken and are continuing to take steps to overcome this.

China’s cable TV industry is currently fragmented with over two thousand cable TV operators and many more software and service providers with whom we compete. We are able to provide high quality software and services to China’s cable TV operators. The cable TV industry is being consolidated at a national headquarters level with 31 provincial level subsidiaries, and we plan to gain customers during this industry consolidation.

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

•

Providing tax incentives, including an immediate tax rebate for taxpayers who sell self-developed software products, before 2010, of the amount of the statutory value-added tax, or VAT, that exceeds 3% and a number of exemptions and reduced enterprise income tax rates;

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

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by its previous circular as outlined above, including the VAT rebate on sales of software. The implementation guidance of this new circular has not been issued as of the date of this report, although the implementation guidance for VAT rebates on sales of software was issued in October 2011.

In April 2012, the Ministry of Finance and State Administration of Taxation jointly issued a notice to further encourage the development of software and integrated circuits industries. Pursuant to this notice, important software enterprises within the national planning scope can enjoy a tax rate of 10% for business income tax if the enterprise has enjoyed no other tax exemption preferences in the same year.

In August 2012, the State Administration of Taxation, Ministry of Finance, Ministry of Commerce, MIIT and the National Development and Reform Commission jointly issued a notice promulgating trial measures on selecting important software and integrated circuit design enterprises within the national planning scope. In this notice, the national authorities set forth detailed qualifications for selecting the important software enterprises within the national planning scope. Such enterprises will be selected every two years. Any enterprise that satisfies one of the following conditions can apply for selection as an important software enterprise:

•	Annual total income for the sales of software products equals or exceeds RMB150 million, and the enterprise does not have loss in the same year;

•

Annual total income for the sales of software products is less than RMB150 million, and the comprehensive grades marked by the relative local authorities ranks within top five within all the applicant enterprises; and

•

Annual total income for the sales of software products equals or exceeds $5 million, and the proportion of the annual income for software exportation equals or exceeds 50% of the enterprise’s annual gross income.

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

Under regulations introduced in December 2001, qualified foreign investors are permitted to invest in certain sectors of China’s telecommunications industry through Sino-foreign joint ventures, including Type 2 VATS providers, although there have been few reported investments of this nature to date. These regulations, known as the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises, or the Provisions, were the result of China’s accession to the World Trade Organization. Under these provisions, certain qualifying foreign investors are permitted to own up to 49% of basic telecommunications businesses in China, and up to 50% of value-added telecommunications services businesses (which include Internet service providers and Internet content providers) and wireless paging businesses.

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

Regulations Affecting Acquisitions of PRC Companies by Foreign Entities

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued a notice, known as “Circular 75,” which became effective in November 2005. Circular 75, together with its subsequent implementation procedures and clarifications, requires PRC residents (including both legal persons and natural persons) to register with the competent local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in Circular 75 as “offshore special purpose company.” Such PRC residents must also amend the registration form if there is a material event affecting the offshore company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, an acquisition or a spin-off transaction or uses its assets in China to guarantee offshore obligations. PRC residents who are shareholders of offshore special purpose companies that were established and which completed their inbound investment before November 2005 were required to register with the local SAFE branch before March 31, 2006. SAFE has further issued a series of implementation guidance, including the most recent Circular 75 Operation Instruction issued in May 2011 that took effect in July 2011, which stipulates the application documents that should be submitted to the local SAFE branch and the approval principle adopted by the local SAFE branch. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore special purpose company” for purposes of Circular 75 and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations, including without limitation any and all implementation rules of Circular 75. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC-resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements may result in restrictions on certain of our subsidiaries’ ability to pay dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation to us and our ability to increase our investment in those subsidiaries, and could also subject the relevant PRC residents to fines or sanctions imposed by the PRC government.

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

In August 2006, six PRC regulatory authorities, including the PRC Ministry of Commerce, or MOFCOM and the China Securities Regulatory Commission, or CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective in September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings issued by the State Council in August 2008 are triggered. In addition, the Implementing Rules Concerning Security Review on the Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by MOFCOM in August 2011, specifies that mergers and acquisitions by foreign investors involved in “an industry related to national security” are subject to strict review by MOFCOM, and prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangements. We believe that our business is not in an industry related to national security, but it is possible that MOFCOM or other government agencies may publish interpretations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions in the PRC may be closely scrutinized or prohibited. Compliance with these requirements could be time-consuming,, and any related approval processes, including obtaining approval from MOFCOM and going through security review procedures, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, in August 2008, SAFE issued a notice, known as “Circular 142,” regulating the conversion by a foreign-invested company of foreign currency registered capital into RMB by restricting the uses for the converted RMB. Circular 142 requires that the RMB capital converted from foreign currency registered capital of a foreign-invested company may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC, unless specifically provided otherwise. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Moreover, SAFE promulgated a notice, known as Circular 59 in November 2010, which requires that government authorities to closely examine the authenticity of settlement of net proceeds from offshore offerings and that net proceeds be settled in the manner described in the offering documents. SAFE also promulgated a notice known as Circular 45 in November 2011, which, among other things, restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay entrusted loans between non-financial enterprises. Violations of these circulars may result in severe penalties, including significant fines. As a result, Circular 142, Circular 59 and Circular 45 may significantly limit our ability to invest in or acquire other PRC companies using the RMB capital converted from foreign currency registered capital of our PRC subsidiaries and the net proceeds from offshore offerings.

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

As of February 19, 2013, our subsidiaries or VIEs held the following certifications or qualifications, among others, that are important to enable us to engage in certain industry or business activities:

•	Computer Information System Integration Qualification Certificate (Level 1) issued by MIIT (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•	Computer Information System Integration Qualification Certificate (Level 1) issued by MIIT (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.); and

•	The People’s Republic of China License for Operating Value-Added Telecommunications Services issued by MIIT (holder: Beijing Zhongxinjia Sci-Tech Development Co., Ltd.).

As of February 19, 2013, our subsidiaries or VIEs held the following certifications or qualifications, among others, that provide us with tax benefits:

•

Hi-tech Enterprise Approval Certificate issued by Beijing Municipal Science & Technology Commission, Beijing Municipal Finance Bureau, Beijing Municipal National Taxation Bureau and Beijing Municipal Local Taxation Bureau (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by Jiangsu Provincial Science & Technology Department, Jiangsu Provincial Finance Department, Jiangsu Provincial National Taxation Bureau and Jiangsu Municipal Local Taxation Bureau (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Hi-tech Enterprise Approval Certificate issued by Sichuan Provincial Science & Technology Department, Sichuan Provincial Finance Department, Sichuan Provincial National Taxation Bureau and Sichuan Provincial Municipal Local Taxation Bureau (holder: AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by Beijing Municipal Commission of Economy and Information Technology (holder: AsiaInfo-Linkage Technologies (China), Inc.);

•	Software Enterprise Certificate issued by Sichuan Provincial Economic and Information Commission (holder: AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•	Software Enterprise Certificate issued by Jiangsu Economic and Information Technology Commission (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Hi-tech Product Approval Certificate (Linkage New Generation Business Intelligence System Software V1.0) issued by Jiangsu Provincial Science & Technology Department (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Hi-tech Product Approval Certificate (AsiaInfo-Linkage New Generation Billing System Software V1.0) issued by Jiangsu Provincial Science & Technology Department (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.);

•

Hi-tech Product Approval Certificate (AsiaInfo-Linkage New Generation Customer Relationship Management System Software V1.0) issued by Jiangsu Provincial Science & Technology Department (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.); and

•

Hi-tech Product Approval Certificate (AsiaInfo-Linkage Integrated Monitoring System Software V1.0) issued by Jiangsu Provincial Science & Technology Department (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc.).

As of February 19, 2013, our subsidiaries or VIEs held the following certifications or qualifications, among others, that we believe provide us with marketing advantages:

•

CMMI (Capability Maturity Model Integration) LEVEL 3 Certificate issued by Carnegie Mellon University (holders: AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•

Quality Management System Certificate (GB/T 19001-2008 idt ISO 9001:2008 Standard) issued by Guangzhou Saibao Certification Co., Ltd. (holder: Linkage-AsiaInfo Technologies (Nanjing), Inc., AsiaInfo-Linkage Technologies (China), Inc. and AsiaInfo-Linkage Technologies (Chengdu), Inc.);

•

Information Technology Security Service Certification (Security Engineering Level 1) issued by China Information Technology Security Evaluation Center (holder: AsiaInfo-Linkage Technologies (China), Inc.); and

•	Membership of TM Forum Certification (Level B2) issued by the President and Chairman of TM Forum (holder: AsiaInfo-Linkage).

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark and patent registrations. We have filed 16 trademark applications with the United States Patent and Trademark Office, five of which have been registered, eight of which have been published for opposition and three of which are newly filed AsiaInfo-Linkage Technologies (China), Inc.’s new logo and design. Our trademark applications covering AsiaInfo-Linkage’s logo and design has been granted eight by the Trademark Bureau of the State Administration of

Industry and Commerce in China, and 71 other logos and designs have been registered. In addition, we have filed 12 trademark applications with the Hong Kong Trade Marks Registry, six of which have been passed to registration and six in application. We have filed an aggregate of 45 trademark applications in Thailand, Malaysia, Singapore, Australia, Japan and the European Union, 17 of which have been registered. We have filed trademark applications in China, the United States, European Union and Singapore for our new “Veris” trademark. We have been granted 17 patents and currently have 14 pending patent applications with the China State Intellectual Property Office for hardware and software products used or developed in our business. In addition, we have been granted one patent by the United States Patent and Trademark Office. More than 300 versions of our software products have been registered with the State Copyright Bureau in China, although we have not applied for copyright protection elsewhere, including in the U.S.

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

Employees

As of December 31, 2012, we had 11,246 employees. We devote significant resources to recruiting professionals with relevant industry experience. Most of our senior management and technical employees are Chinese professionals with substantial expertise in IT systems integration and application software development. We believe that our success in attracting and retaining highly skilled technical employees and sales and marketing personnel is largely a product of our commitment to providing a motivating and interactive work environment that features continuous and extensive professional development opportunities, as well as frequent and open communication at all levels of the organization.

Financial Information about Segments

Please refer to Note 29 of the notes to consolidated financial statements included in this report for detailed information regarding our segment reporting.

SEC Reports Available on Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, become available on our website at www.asiainfo-linkage.com, as soon as such reports become available on the SEC website at www.sec.gov. The contents of our website are not incorporated by reference into this report or any of our other Exchange Act reports.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large customers in the telecommunications industry in China, such as China Mobile, China Telecom and China Unicom (and their respective provincial subsidiaries). In the aggregate, China Mobile, China Telecom and China Unicom accounted for 98%, 98% and 96% of our total revenues in 2010, 2011 and 2012 respectively. The loss, cancellation or deferral of any large contract would have a material adverse effect on our revenues, and consequently our profits.

We market our software and services to, and sign contracts with, individual provincial subsidiaries of these three telecommunications carriers as well as their headquarters. We believe that our future success will depend to a significant extent on our ability to develop and maintain long-term relationships with these telecommunications carriers at the headquarters and provincial levels. We have dedicated significant resources over the past few years to maintaining our relationships with these telecommunications carriers at both the provincial and the headquarter levels. However, IT spending authority may become more centralized. For instance, China Unicom adopted the practice of requiring contracts to be entered into with the headquarters for solutions provided to its provincial subsidiaries, although the provincial subsidiaries will remain as the main decision-makers regarding the purchases. If telecommunications carriers begin to centralize purchasing decisions or otherwise change the level within the telecom operator at which the purchase decision is made or replace a key decision-maker at any decision-making level, our customer relationship may be disrupted and we may be unable to effectively and timely restore these relationships. Any failure to maintain close relationships with customers, due to unsuccessful sales and marketing efforts, lack of suitable products and solutions, unsatisfactory customer support and services or any other reason, could result in our losing customers and their businesses. If we lose a key customer, if a key customer significantly reduces its purchasing levels or delays a major purchase or if we fail to attract additional major customers, our business, financial condition and results of operations could be materially and adversely affected.

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

Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. A customer’s decision to purchase our software and services involves a significant commitment of its resources and extended evaluation. As a result, our sales cycles tend to be lengthy, and in particular we expect our international sales to have long sales cycles in light of our smaller market presence. We spend considerable time and expense educating and providing information to prospective customers about features and applications of our software and services. Because our major customers often operate large and complex networks, they usually expand their networks in large increments on a periodic basis. The combination of these factors can cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter.

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

We typically purchase hardware for our customers as part of our turn-key total solutions services. Other than the International Business Machines Corporation, or IBM Type Arrangements as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we generally require our customers to pay 80% to 90% of the invoice value of the hardware upon delivery. We typically place orders for hardware against back-to-back orders from customers and seek favorable payment terms from hardware vendors. This policy has historically minimized our working capital requirements. However, for certain large and strategically important projects, such as projects in Southeast Asia, we have agreed to payment of less than 80% to 90% of the invoice value of the hardware upon delivery in order to maintain competitiveness. Wider adoption of less favorable payment terms or delays in hardware deliveries could cause our working capital needs to increase significantly.

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

In October 2005, SAFE issued Circular 75, which sets forth a regulatory framework for the foreign exchange matters in relation to the use of an “offshore special purpose company” by PRC residents to seek offshore equity financing and conduct “round-trip” investments or acquisitions in China. Among other things, Circular 75 provides that if a round-trip investment in a PRC company by an offshore special purpose company controlled by PRC residents occurred prior to November 1, 2005 when Circular 75 became effective, the PRC resident shareholders were required to submit a registration form to the local SAFE branch to register their ownership interests in the offshore special purpose company prior to March 31, 2006. Circular 75 also provides that, prior to establishing or assuming control of an offshore special purpose company for the purpose of obtaining financing for that offshore special purpose company using the assets or equity interests in an onshore enterprise in the PRC, each PRC resident or passport holder who is an ultimate controller of such offshore special purpose company, whether an individual or a legal entity, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. Such PRC residents must also amend the registration form if there is a material event in the offshore special purpose company, such as, among other things, a change in share capital, a transfer of shares, or if such company is involved in a merger, acquisition or spin-off transaction or uses its assets in China to guarantee offshore obligations. SAFE has further issued a series of implementation guidance, including the most recent Circular 75 Operation Instruction, which took effect in July 2011, which stipulates the application documents that should be submitted to the local SAFE branch and the approval principle adopted by the local SAFE branch. In the past, we have acquired a number of assets from, or equity interests in, PRC companies. However, there is substantial uncertainty as to whether we would be considered an “offshore special purpose company” for purposes of Circular 75, and, at present, it is unclear whether Circular 75 requires a company such as ours to register. We have in any event requested our stockholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 75 and other related regulations, including without limitation any and all implementation rules of Circular 75. We will attempt to comply, and attempt to ensure that all of our stockholders subject to these rules comply, with the relevant requirements. However, all of our PRC-resident stockholders may not comply with such requirements. Any failure to comply with the relevant requirements may result in restrictions on certain of our subsidiaries’ ability to pay dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation to us and our ability to increase our investment in those subsidiaries and could subject the relevant PRC resident to fines or sanctions imposed by the PRC government.

Circular 75 and the related regulations are relatively new and it is uncertain how these regulations will be interpreted, implemented or enforced. We cannot predict how these regulations will affect our future acquisition strategies and business operations. For example, if we decide to acquire additional PRC companies, we or the owners of such companies may not be able to complete the filings and registrations, if any, required by Circular 75 and related regulations. Under Circular 75, failure to comply with the registration procedures set forth thereunder may result in the imposition of restrictions on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations. Any such restrictions or penalties may restrict our ability to implement an acquisition strategy and could adversely affect our business and prospects.

In August 2006, six PRC regulatory authorities, including MOFCOM and the CSRC, jointly promulgated the M&A Rules, which became effective in September 2006 and were subsequently amended in June 2009 by MOFCOM. The M&A Rules established additional procedures and requirements that make merger and acquisition activities by foreign investors more time-consuming and complex, including, in some circumstances, advance notice to MOFCOM of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise or a foreign company with substantial PRC operations, if certain thresholds under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, issued by the State Council in August 2008, are triggered. In addition, MOFCOM issued Implementing Rules Concerning Security Review on the Mergers and Acquisitions by Foreign Investors of Domestic Enterprises in August 2011, which provides that mergers and acquisitions by foreign investors involved in an industry related to national security are subject to strict review by MOFCOM. These rules also prohibit any activities attempting to bypass such security review, including by structuring the transaction through proxy or contractual control arrangements. We believe that our business is not in an industry related to national security. However, it is possible that MOFCOM or other government agencies may publish interpretations contrary to our understanding or broaden the scope of such security review in the future, in which case our future acquisitions in the PRC may be closely scrutinized or prohibited. Compliance with these requirements to complete such transactions could be time-consuming, and any related approval processes, including obtaining approval from MOFCOM and going through security review procedures, may delay or inhibit our ability to complete acquisitions of domestic PRC companies, which could affect our ability to expand our business or maintain our market share.

Furthermore, in August 2008, SAFE issued Circular 142, regulating the conversion by a foreign-invested company of foreign currency registered capital into RMB by restricting the uses for the converted RMB. Circular 142 requires that the RMB capital converted from foreign currency registered capital of a foreign-invested company may only be used pursuant to the purposes set forth in the foreign-invested company’s business scope as approved by the applicable governmental authority. Such registered capital may not be used for equity investments within the PRC, unless specifically provided otherwise. In addition, SAFE strengthened its oversight of the flow and use of the RMB fund converted from foreign currency registered capital of a foreign-invested company. The use of such RMB may not be changed without SAFE’s approval, and may not be used to repay

RMB loans if the proceeds of such loans have not yet been used. Moreover, SAFE promulgated a Circular No. 59 in November 2010, which requires that government authorities closely examine the authenticity of settlement of net proceeds from offshore offerings and the net proceeds be settled in the manner described in the offering documents. SAFE also promulgated Circular 45 in November 2011, which, among other things, restricts a foreign-invested enterprise from using RMB converted from its registered capital to provide entrusted loans or repay entrusted loans between non-financial enterprises. Violations of these circulars may result in severe penalties, including significant fines.

As a result, Circular 142, Circular 59 and Circular 45 may significantly limit our ability to invest in or acquire other PRC companies using the RMB capital converted from foreign currency registered capital of our PRC subsidiaries and the net proceeds from offshore offerings, which could adversely affect our ability to expand our business.

We have recorded non-cash impairment charges to net income in 2011, and we may be required to record additional significant charges to earnings from the declines in fair value of our marketable securities if such declines become other than temporary.

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

As of December 31, 2012, we did not recognize non-cash impairment charges to net income related to our short-term or long-term investments. However, as of December 31, 2011, we recognized a $0.1 million non-cash impairment charge to net income related to our short-term investments in certain stock funds and a $1.0 million impairment on long-term investments, representing the decline in fair value of our 9.5% equity stake in Santen Corporation, a Cayman Islands company, which, through its subsidiaries in China, provides a form of value-added telecommunication services to telecommunications carriers in China. We might incur such non-cash impairment charges in the future and the amount might be significant. If factors arise that would require us to account for additional declines as other than temporary or if we are unable to hold investments until the carrying value of such investments is recovered, we may need to recognize such declines as additional realized losses with a charge to income, which could have a material adverse effect on our financial condition and operating results.

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

Our success and ability to compete depend substantially upon our intellectual property, which we protect through a combination of confidentiality arrangements and copyright, trademark, and patent registrations. We have registered several marks and filed many other trademark applications in the U.S., China, Hong Kong, European Union, Thailand, Malaysia, Singapore, Australia and Japan. We have also registered copyrights in China with respect to certain of our software products, although we have not applied for copyright protection elsewhere, including in the U.S. We have been granted numerous patents and have filed many other patent applications in China for hardware and software products used or developed in our business. We have been granted one patent in the U.S., and have not applied for patent protection elsewhere. We enter into confidentiality agreements with most of our employees and consultants, and control access to, and distribution of, our documentation and other licensed information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, or to develop similar technology independently. Since the Chinese legal system in general and the intellectual property regime in particular, are relatively weak, it is often difficult to enforce intellectual property rights in China. In addition, there are other countries where effective copyright, trademark and trade secret protection may be unavailable or limited.

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

A majority of our revenues and expenses relating to hardware, software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between

U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB in order to meet the working capital requirements of our subsidiaries in China. In addition, as we pursue our global strategy, we have to settle transactions denominated in various currencies of Southeast Asian countries and expect to continue to do so in future, which may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion.

We use U.S. dollars as our reporting and functional currency. The financial records of our Chinese subsidiaries and VIEs are maintained in RMB, their functional currency, and our subsidiaries and VIEs in Southeast Asia maintain their financial records in the currencies of their local jurisdiction. Their assets and liabilities are translated into U.S. dollars based on the rates of exchange existing on the balance sheet date. Their statements of operations are translated using a weighted average rate for the period. Foreign currency translation adjustments are reflected as accumulated other comprehensive income (loss) in stockholders’ equity. Fluctuation in exchange rates might result in significant foreign currency translation adjustments. We reported foreign currency translation adjustments of $0.6 million, $17.3 million and $9.2 million in other comprehensive income in 2012, 2011 and 2010, respectively.

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

China’s cable TV industry is currently fragmented with over two thousand cable TV operators and many more software and service providers whom we compete with. Our subsidiary Hangzhou Zhongbo Software Technology Co., Ltd., or Hangzhou Zhongbo is able to provide high quality software and services to China’s cable TV operators. As the industry is being consolidated into a headquarter level and 31 provincial level entities, we will seek to gain customers as an industry consolidator.

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

As of December 31, 2012, 72,699,318 shares of our common stock were outstanding, and there were approximately 6,847,806 shares of our common stock issuable upon exercise of outstanding stock options and vesting of outstanding restricted stock units. Sales of a large number of shares by our stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity or equity-related securities in the future at a time and price that we deem appropriate.

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

We currently have authorized the size of our board of directors to be not less than three or more than ten directors. The terms of the office of our current board of directors have been divided into three classes: Class I, whose term will expire at the annual meeting of the stockholders to be held in 2015; Class II will expire at the annual meeting of the stockholders to be held in 2013 and Class III, whose term will expire at the annual meeting of stockholders to be held in 2014. This classification of the board of directors may have the effect of delaying or preventing changes in our control or management.

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

The audit reports included in our annual report are prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of any benefits of such inspection.

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

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of any benefits of PCAOB inspections.

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

Our strategy includes plans to grow both organically and through acquisitions, participation in joint ventures or other strategic alliances. Such growth may include expansion outside of China and into cable and other markets besides our traditional telecommunication market. For instance, as of January 31, 2013, we are in the progress of providing our telecommunications solutions to customers in Malaysia, Cambodia, and Nepal, and we also have customers in China’s cable TV industry, such as, Jiangsu Cable, Chongqing Cable, China DB Star, Oriental Cable Network (Shanghai), Hainan Cable Gehua Cable (Beijing). Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. These risks can be particularly pronounced when entering into new geographic or vertical markets in which we have less experience. In addition, we may not be able to identify suitable future acquisition candidates or joint venture or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition, joint venture or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, we may not be able to implement our strategies effectively or efficiently.

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

Our accounting policies require us, among other things, to conduct annual reviews of goodwill, and to test intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Various testing approaches are permissible under GAAP but may lead to materially different outcomes depending on the assumptions used, which are inherently uncertain and subjective. In connection with our business acquisitions, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and intangible assets. In assessing the related useful lives of those assets, we have to make assumptions regarding their fair value, our recoverability of those assets and our ability to successfully develop and ultimately commercialize acquired technology. If those assumptions change in the future when we conduct our periodic reviews in accordance with applicable accounting standards, we may be required to record impairment charges. It is possible that future reviews will result in further write-downs of goodwill and other intangible assets. In addition, our stock price has significantly declined in recent years, which might increase the possibility of goodwill impairment.

ITEM 1B.	Unresolved Staff Comments

We have not received any material comments from the SEC staff more than 180 days before the end of 2012 regarding our periodic or current reports that remained unresolved at the date hereof.

ITEM 2.	Properties

Our principal development facilities and administrative offices are currently located in Beijing and Nanjing and occupy, in the aggregate, approximately 28,859 square meters. Each of our subsidiaries and VIEs generally enter into separate leases. The current leases for our Beijing facilities mostly expire in December 2013, and for our Nanjing facilities the central four leases expire in February 2013, July 2013 and November 2013. We also have regional branches in various cities in China, including Shanghai, Guangzhou, Chengdu, Hangzhou, Nanjing, Shenyang, Haikou, Changsha, Jinan, Haerbin, Tianjin, Wuhan, Fuzhou, Beijing and Macao as well as regional offices in Singapore, Thailand, Malaysia, Cambridge, United Kingdom and Santa Clara, California.

In China, all land is owned by the government of China, its agencies and its collectives, which grant land use right for periods ranging from 50 to 70 years that are typically renewable. To obtain land use right, various steps may be involved to develop the land or obtain related government approvals. We completed the process to obtain land use rights for 11,332 square meters of land in Beijing, on which we plan to construct a building of approximately 20,964 square meters over ground for use as our new corporate headquarters. In October 2009, we entered into an agreement with Zhongguancun Software Park Development Co., Ltd., or ZSPD, pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10.8 million, all of which had been paid to ZSPD as of December 31, 2011. In connection with the agreement, we became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain the land use right with respect to such land. In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use right with a 50-year term, for a consideration of approximately $2.9 million, plus related local levy of $0.1 million, paid in June and August 2011, respectively. As of December 31, 2011, we had obtained the National Land Use Right Certificate, the Land Use Planning Permit and the Construction Project Plan Permit.

ITEM 3.	Legal Proceedings

In October 2012, a putative stockholder of our Company filed a civil action, derivatively on our behalf, against the members of our board of directors and certain officers. The action, captioned Halpert v. Zhang, et al. (No. 12-cv-01339-SLR), was filed in the United States District Court for the District of Delaware. The plaintiff has asserted claims for breach of fiduciary duty, corporate waste, and unjust enrichment in connection with grants of stock options allegedly made in an amount that violates purported limitations set forth in our 2011 Stock Incentive Plan, or the 2011 Plan. The plaintiff has requested rescission of the option grants in question, an award of unspecified damages to us, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. We and the individual defendants have filed various motions to dismiss the action.

While we cannot guarantee the outcome of these proceedings, we believe that the final results will not have a material effect on our consolidated financial condition, results or operations, or cash flows.

During the fiscal quarter ended December 31, 2012, we did not have any other material legal proceedings brought against us. No further material developments occurred in connection with any previously reported legal proceedings against us during the last fiscal quarter.

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

	High $	Low $
2012:
Fourth Quarter	11.66	9.92
Third Quarter	12.64	10.09
Second Quarter	12.90	9.52
First Quarter	13.85	7.53
2011:
Fourth Quarter	11.70	6.21
Third Quarter	17.65	7.10
Second Quarter	22.91	13.49
First Quarter	21.92	17.00

As of February 25, 2013, we had approximately 696 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to the common stock that may be issued under our existing equity compensation plans. Further information concerning our existing equity compensation plans is available in the section entitled “Executive Compensation—Compensation Discussion and Analysis” contained in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed with the SEC.

Plan category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding units		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,847,806	(1)	$8.73	(2)	3,549,805	(3)
Equity compensation plans not approved by security holders	0		0		0
Total	6,847,806	(1)	$8.73	(2)	3,549,805	(3)

(1)	Includes 6,668,198 shares issuable upon exercise of outstanding stock options; 179,608 shares issuable upon vesting of outstanding restricted stock units; and 0 shares issuable under outstanding performance stock units.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units or the shares issuable under outstanding performance stock units, both of which have no exercise price.
(3)	Options and other awards that are outstanding under our existing stock option plans will become available for re-grant under our 2011 Stock Incentive Plan if those awards are forfeited or cancelled prior to vesting, exercise or expiration.

Performance Graph

The following graph shows a comparison of cumulative 5-year total stockholder returns for our common stock, the Standard & Poor’s 500 Information Technology Sector Index, or the S&P 500 Information Technology, and the Nasdaq Stock Market Index for U.S. and foreign companies, or the Nasdaq U.S. & Foreign Index. The graph assumes the investment of $100 on December 31, 2007 in our common stock, the S&P 500 Information Technology and the Nasdaq U.S. & Foreign Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2007 was the closing sales price of $11.00 per share.

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

	December 2007 ($)	December 2008 ($)	December 2009 ($)	December 2010 ($)	December 2011 ($)	December 2012 ($)
AsiaInfo-Linkage, Inc.	100.00	107.64	276.82	150.64	70.45	98.64
Nasdaq U.S. & Foreign Index	100.00	59.03	82.25	97.32	98.63	110.78
S&P 500 Information Technology	100.00	56.86	91.96	101.32	103.77	119.15

ITEM 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data. You should read this information together with our consolidated financial statements and the related notes to those statements included in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. The selected consolidated balance sheet data and statements of operations data in the table below have been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of results to be expected in the future. Please refer to Note 4, Note 27 and Note 28 of the notes to consolidated financial statements for detailed information regarding discontinued operations and noncontrolling interest, respectively.

	Year Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
	(Amounts in thousands of U.S. dollars, except per share data)
Selected Consolidated Statements of Operations Data:
Total revenues	$547,872	$480,984	$343,383	$213,756	$146,881
Total cost of revenues	333,764	273,095	173,801	100,450	74,659
Gross profit	214,108	207,889	169,582	113,306	72,222
Total operating expenses	192,375	152,309	109,472	78,522	54,665
Total other income, net	13,360	5,220	3,178	3,610	2,851
Income from continuing operations	29,724	72,896	53,728	33,501	16,562
Income from discontinued operations, net of taxes	229	90	1,073	1,929	2,213
Net income	29,953	72,986	54,801	35,430	18,775
Less: net loss attributable to noncontrolling interest	(2,880)	(1,573)	(1,410)	(429)	(15)
Net income attributable to AsiaInfo-Linkage, Inc.	32,833	74,559	56,211	35,859	18,790
Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$1.02	$0.90	$0.75	$0.37
Diluted	$0.45	$1.01	$0.89	$0.73	$0.35
Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.02	$0.04	$0.05
Diluted	$0.00	$0.00	$0.02	$0.04	$0.05
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$1.02	$0.92	$0.79	$0.42
Diluted	$0.45	$1.01	$0.91	$0.77	$0.40

	As of December 31,
	2012	2011	2010	2009	2008
	(Amounts in thousands of U.S. dollars)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$273,520	$272,438	$237,844	$238,553	$172,119
Total assets	1,282,323	1,270,161	1,253,206	481,777	323,154
Total equity	1,018,340	976,913	938,378	276,669	208,460

(1)	The selected consolidated statements of operations data for the year ended December 31, 2011, 2010, 2009 and 2008 have been retrospectively adjusted to reflect the effect of the discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading provider of high-quality telecommunications software solutions and IT products and services in China. Our solutions, products and services include convergent solutions of billing, CRM, BI, and operation support system, system integration solutions, network management solutions and service application solutions. Our software and services enable our customers to build, maintain, operate, manage and improve their communications infrastructure. Our largest customers are the major telecommunications carriers in China and their provincial subsidiaries. We are also the leading provider in China’s cable television BSS market, providing billing and CRM solutions and services. We won several important contracts to provide modernized BSS for consolidated provincial level cable operators, such as Jiangsu Cable TV and Zhejiang Cable TV, as well as operators in Chongqing and Beijing. We believe the successful implementation of these projects has brought additional value to our customers and positions us well for the future cable industry consolidation among multiple regional operators, which we expect to accelerate in the coming years.

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we won new contracts from customers in Southeast Asia, including Malaysia, Nepal and others, after a detailed selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. In June 2012, we opened our first European based sales office in Cambridge, United Kingdom as part of our ongoing initiative to expand operations across EMEA markets. We expect additional revenue contribution from markets other than China over the next few years.

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

	Year Ended December 31,
	2012		2011		2010
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$287,355	52.5%	$252,693	52.5%	$210,396	61.3%
China Unicom	142,266	26.0%	130,131	27.1%	76,334	22.2%
China Telecom	94,478	17.2%	89,916	18.7%	51,088	14.9%

Total	$524,099	95.7%	$472,740	98.3%	$337,818	98.4%

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

In December 2010 we disposed of our IT security services business, and in December 2012 we entered into a contract to sell Lenovo Computer System and Technology Service Ltd., or Lenovo Computer, which had served as a holding company for certain IT assets.

Revenues

We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or the ASC, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, and other applicable revenue recognition guidance and interpretations.

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

Software products and solutions revenue. Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting, are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modifications, or customization of the software. For China projects, we consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor-specific objective evidence, or VSOE, of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. For certain projects outside of China, we defer revenue and cost until the revenue recognition criteria have been met.

Service revenue. Revenues of professional services for systems design, planning, consulting, and system integration are recognized when the services are performed.

In addition, we generate service revenues by acting as a sales agent for International Business Machines Corporation, or IBM, or its distributors, and a few other hardware vendors, for certain products sold to our customers, which we refer to as our IBM-Type Arrangements. The service fee under the IBM-Type Arrangements is determined as a percentage of the gross contract amount. We have evaluated the criteria outlined in guidance issued by the FASB, regarding reporting revenue gross as principal versus net as an agent, in determining whether to record as revenues the gross amount billed to our customers and related costs or the net amount earned after deducting hardware costs paid to the vendor, even though we bear inventory risks after the vendor ships the products to us and we bill gross amounts to our customers. We record the net amount earned after deducting hardware costs as agency service revenue because (1) the vendor is the primary obligor in these transactions, (2) we have no latitude in establishing the prices, (3) we are not involved in the determination of the product specifications, (4) we do not bear credit risk because we are contractually obligated to pay the vendor only when the customers pay us, and (5) we do not have the right to select suppliers.

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

	Year Ended December 31,
	2012	2011	2010
Revenues net of hardware costs:
Software products and solutions revenue	$496,991	$431,355	$301,970
Service revenue	32,271	31,513	26,596
Third party hardware revenue net of hardware costs	931	905	743

Total revenues net of hardware costs	530,193	463,773	329,309
Total hardware costs	17,679	17,211	14,074

Total revenues	$547,872	$480,984	$343,383

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

Operating Expenses (Income)

Operating expenses (income) are comprised of sales and marketing expenses, research and development expenses, general and administrative expenses and government subsidies. Amortization of acquired intangible assets expenses consistently comprise a significant portion of our total operating expenses (income).

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third party advertising expenses, marketing events, sales commissions and sales consulting fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

Research and development expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

General and administrative expenses include compensation expenses for employees in our general and administrative departments, third-party professional services fees, as well as the depreciation expenses allocated to our general and administrative departments.

Government subsidies represent rewards from government for the high-tech software innovation.

Taxes

Except for certain hardware procurement and resale transactions, we conduct substantially all of our business through our Chinese subsidiaries and VIEs. To a smaller degree, our operations in Southeast Asia are conducted through our joint venture in Singapore and its subsidiaries. Prior to the enactment of the EIT Law, which became effective on January 1, 2008, FIEs were generally subject to a 30% state enterprise income tax plus a 3% local income tax. However, most of our operating subsidiaries in China, as FIEs, were entitled to certain preferential tax treatments, which thus reduced their effective rate of income tax to 15% or lower in some cases. Since the EIT Law became effective, all resident enterprises are subject to a flat 25% income tax rate, unless they are otherwise eligible for certain preferential tax treatments under the new rules.

Pursuant to the implementation rules to the EIT Law issued in December 2007, and the several subsequent transition rules, certain of our subsidiaries in China can continue to enjoy preferential tax rates, as long as they are qualified as HNTEs. Some of our subsidiaries and VIEs in China became subject to a normal 25% income tax rate, while certain of our subsidiaries and VIEs in China remain eligible for the lower rates under the transition rules. The HNTE status allows qualifying entities to be eligible for a 15% tax rate for three years. At the conclusion of the three year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would have to go through a new application process in order to renew its HNTE status. As of December 2008, we had received certification of HNTE status for AsiaInfo-Linkage Technologies (China), Inc., or AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, which allows those companies to compute tax at a reduced 15% tax rate effective from January 1, 2008 to December 31, 2010. AIBJ, AICD and Linkage Nanjing filed renewal applications in 2011. As of the end of 2011 and the beginning of 2012, AIBJ, AICD and Linkage Nanjing had obtained the renewed HNTE certificates issued by the government authorities. As such, we continued to compute tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing. AIBJ and Linkage Nanjing were approved as a Key Software Enterprise, and were eligible for a further reduction in their tax rate to 10% for 2008, 2009 and 2010. In October 2012, government authorities in charge of the approval of KSE status released the application requirements for 2011 and 2012 KSE status. In the same month, AIBJ and Linkage Nanjing submitted the application for 2011 and 2012 KSE status to the relevant government authorities for approval. As of the date of this report, government authorities have not released the final approval. Because there is uncertainty as to whether AIBJ and Linkage Nanjing will receive KSE status, we have computed our current taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

Sales of hardware procured in China are subject to a 17% VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include them in revenues reported in our financial statements. Companies that develop their own software and register the software with the relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the rebate of VAT is included in software revenue. Historically, the VAT refund is not taxable for income tax purpose as long as the refund is used for research and development activities. However, according to a new tax circular which was issued by the PRC State Administration of Taxation in 2009, although the VAT refund would remain non-taxable, all the expenses associated with the refund are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. In accordance with instructions from certain local tax jurisdictions, we report VAT refund as taxable income in calculating our income tax provision for certain years.

Our PRC subsidiaries and VIEs are subject to business tax at the rate of 3% or 5%, respectively, on certain types of service revenues, which are presented in our statement of operations net of business tax incurred.

In July 2012, the Ministry of Finance and the State Administration of Taxation jointly issued Circular No. 71 regarding the pilot collection of VAT in lieu of business tax in certain areas and industries in the PRC. Such VAT pilot program was phased in Beijing, Jiangsu, Anhui, Fujian, Guangdong, Tianjin, Zhejiang, and Hubei between September and December 2012. Starting from September 1, 2012, certain subsidiaries and VIEs became subject to VAT at the rates of 6% or 3%, on certain service revenues which were previously subject to business tax.

Effective from December 1, 2010, our PRC subsidiaries are also subject to urban maintenance and construction tax as well as education fee surcharges at the rate of 7% and 3% of VAT and business tax paid, respectively.

In January 2011, the State Council issued a new circular providing an exemption from business taxes for eligible software companies on software development and testing, system integration, consulting and maintenance services. The circular also retains various policies granted by previous circulars, including the VAT rebate on sales of software. The implementation guidance of this new circular has not been issued as of the date of this report, although implementation guidance for VAT rebates on sales of software was issued in October 2011.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our US parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we need to settle transactions in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and otherwise appropriate. We did not engage in any significant foreign exchange transactions during the fiscal year 2012.

Pursuant to the rate of exchange quoted by People’s Bank of China, as of December 31, 2012 the exchange rate between the RMB and the U.S. dollar decreased 0.24% to U.S.$1.00 = RMB6.2855, compared to the rate of U.S.$1.00 = RMB6.3009 as of December 31, 2011.

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

Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting, are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modifications, or customization of the software. For

China projects, we consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or VSOE of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. For certain projects outside of China, we defer revenue and cost until the revenue recognition criteria have been met.

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

The HNTE certificates of AIBJ and AICD were renewed at the end of 2011 and the HNTE certificate of Linkage Nanjing was renewed at the beginning of 2012, which allows those companies to continue to enjoy a 15% preferential tax rate from January 1, 2011 until December 31, 2013. AIBJ and Linkage Nanjing were KSEs eligible for a 10% tax rate for 2008, 2009, and 2010. In October 2012, government authorities in charge of the approval of KSE status released the application requirements for 2011 and 2012 KSE status. AIBJ and Linkage Nanjing have applied for 2011 and 2012 KSE status, but there is uncertainty as to whether they will receive such status, so we have computed our current taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. We believe we and our subsidiaries registered outside the PRC are not resident enterprises under the EIT law.

Intangible Assets and Goodwill. Intangible assets consist of certain identifiable intangible assets resulting from business acquisitions and primarily comprise customer relationships, trade name and trademarks, core technologies and existing technologies. We amortize these intangible assets over their respective estimated useful lives, which range from 0.5 to 19 years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of each reporting unit using a discounted cash flow, or DCF, methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We did not believe that the fair value of our reporting unit would clearly be in excess of its carrying value in fiscal year 2012. Therefore, we chose not to perform the qualitative assessment but directly performed the two-step goodwill impairment test.

We had one reporting unit as of December 31, 2012 and 2011, our telecommunications reporting unit. The goodwill allocated to the reporting unit was $433.5 million and $433.5 million as of December 31, 2012 and 2011, respectively.

We performed our annual goodwill impairment test on October 1, 2012, which resulted no goodwill impairment loss to be recognized. During the fourth quarter of 2012, we noted that our market capitalization was below its carrying value. We considered such factors as goodwill impairment indicators and performed a two-step goodwill impairment test as of December 31, 2012 which resulted no goodwill impairment loss to be recognized.

In the goodwill impairment test, we used the income approach, which we believed to be more reliable than the market approach in determining the fair value of our reporting unit. Accordingly, we adopted the DCF method under the income approach, which considers a number of factors that include expected future cash flows, growth rates and discount rates, and requires us to make certain assumptions and estimates regarding industry economic factors and the future profitability of our business. The assumptions are inherently uncertain and subjective.

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

Our revenue growth rate assumption was indirectly dependent on government budgetary policy for the telecommunications and internet industries in China. The laws and regulations applicable to the telecommunications and internet industry in China remain unsettled and could have a material adverse effect on our business and may lead to a decrease of growth rate. Our customer base is concentrated and the loss of one or more customers would have a significant effect on our estimated growth rate. Please see “Risk Factors” for a discussion of other risks and uncertainties that may adversely affect our growth.

As of December 31, 2012, the estimated fair value of the reporting unit was 8% in excess of its carrying value. In addition, we performed a sensitivity analysis of the results. If the discount rate were to increase by 1% or the revenue growth rate of future projection decreased by 1%, the fair value would remain higher than the carrying value of the reporting unit.

We recognized no impairment loss on goodwill in 2012, 2011 and 2010.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of the declines were other-than-temporary. We determined that there were no fair value declines in long-term and short-term investments, and thus made no provision for impairment losses, in 2012. We recognized $0 and $950 in impairment losses on long-term investments in 2012 and 2011, respectively. We recognized $0 and $144 in impairment losses on short-term investments in 2012 and 2011, respectively.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. Total revenues increased 13.9% to $547.9 million in 2012, from $481.0 million in 2011. Revenue from software products and solutions was $497.0 million, representing a 15.2% increase from $431.4 million in 2011. Service revenue was $32.3 million, representing a 2.4% increase from $31.5 million in 2011. Revenue from third party hardware was $18.6 million, representing an increase of 2.7% from $18.1 million in 2011. The growth in revenue was mainly attributable to the increased demands for our solutions and services from the China and Southeast Asia telecommunication customers.

Cost of revenues. Our total cost of revenues increased 22.2% to $333.8 million in 2012, from $273.1 million in 2011, primarily due to increased implementation headcount of approximately 1,200 engineers and wage inflation which led to an increase in overall labor costs of $35.3 million. The increase also reflected the addition of new customers, such as China Unicom’s northern six provinces and international customers, which involved projects requiring significant upfront investment.

Gross profit. Our gross profit increased 3.0% in 2012 to $214.1 million, from $207.9 million in 2011. The increase in gross profit was mainly due to the increased demands from our telecom customers.

Operating expenses. Total operating expenses increased 26.3% to $192.4 million in 2012, from $152.3 million in 2011. The increase was primarily driven by increases of approximately 460 of R&D engineers for product development, international expansion, which was partially off-set by a decrease in amortization of acquired intangible assets related to the Linkage acquisition of $20.3 million in 2012 compared to $25.1 million in 2011.

Sales and marketing expenses increased 11.3% to $83.5 million in 2012, from $75.0 million in 2011. The increase was mainly due to hiring of approximately 25 professionals along with wage inflation, led to the increase in employee salary and welfare of $3.0 million and higher sales commission related expenses of $2.5 million incurred upon signing new contracts with our three major telecom customers.

General and administrative expenses increased 39.8% to $28.8 million in 2012, from $20.5 million in 2011. The increase was mainly due to the addition of approximately 40 professionals and wage inflation, which led to the increase in employee compensation of $3.6 million, as well as an increase in third-party professional service fees of $2.5 million.

Research and development expenses increased 38.9% to $81.8 million in 2012, from $58.9 million in 2011. The year-over-year increase was primarily driven by the addition of approximately 460 R&D engineers, a portion of which were shifted from our delivery organization, along with wage inflation resulted in the increase in employee salary and welfare of $20.6 million. The investment in R&D was mainly for product development and product standardization for current and anticipated overseas expansion.

Government subsidies decreased 21.0% to $1.7 million in 2012, as compared to $2.1 million in 2011.

Income from operations. Income from operations decreased to $21.7 million in 2012, from $55.6 million in 2011, reflecting our increased headcount and wage inflation, as well as upfront investment in product standardization and international market expansion. Operating margin was 4.0% in 2012, as compared to 11.6% in 2011.

Income tax expense (benefit). In 2012 we had an income tax expense of $5.1 million as compared to income tax benefit of $12.1 million in 2011. Our effective tax rate was 15% for 2012 as compared to (20)% for 2011. The negative effective tax rate in 2011 was mainly caused by a one-time adjustment to deferred taxes resulting in a benefit due to a change in the statutory tax rate of Linkage Nanjing for 2011 from 25% to 15% where certain acquired deferred tax liabilities were tax effected at 25% but adjusted to a lower amount due to the tax rate reduction, as Linkage Nanjing was notified that its HNTE status was approved in 2011. Without such one-time adjustment, the effective tax rate for 2011 would have been 10%. The lower effective tax rate for 2011 when compared to 2012 also reflected the 10% preferential tax rate granted to AIBJ and Linkage Nanjing for their KSE certificate which was obtained upon filing of final 2010 annual taxes in the first quarter of 2011. However, such KSE certificates were not been obtained for 2011 and 2012 as of December 31, 2012.

Income from continuing operations. Net income from continuing operations was $29.7 million in 2012, as compared to $72.9 million in 2011.

Income from discontinued operations. In line with our strategy of focusing on our core telecommunications software solutions, we discontinued certain non-core businesses during the past several years. In December 2010, we sold our IT security business for approximately $15.0 million in cash. The IT security business has been reflected as discontinued operations since the year ended December 31, 2010. In December 2012, we entered into a contract to sell Lenovo Computer, which had served as a holding company for certain IT assets, and have reflected it as discontinued operations. The income from discontinued operations in 2012 and 2011 were $0.2 million and $0.1 million, respectively.

Net income attributable to AsiaInfo-Linkage, Inc. In 2012, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $32.8 million or $0.45 per basic share, compared to $74.6 million or $1.02 per basic share in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. Total revenues increased 40.1% to $481.0 million in 2011, from $343.4 million in 2010. Our revenues for full year 2010 included only six months of consolidated operating results after the closing of the merger of AsiaInfo and Linkage. Full year 2011 and 2010 statements of operations are not comparable. Revenue from software products and solutions was $431.4 million, representing a 42.8% increase from $302.0 million in 2010. Service revenue was $31.5 million, representing an 18.5% increase from $26.6 million in 2010. Revenue from third party hardware was $18.1 million, representing an increase of 22.3% from $14.8 million in 2010.

Cost of revenues. Our total cost of revenues increased 57.1% to $273.1 million in 2011, from $173.8 million in 2010, primarily due to increased implementation headcount and employee compensation, resulting in an increase in overall labor costs, and the addition of new customers such as China Unicom’s northern six provinces and international customers, projects which required significant upfront investment. In addition, amortization of acquired intangible assets related to the Linkage merger was $20.1 million in 2011 and $10.0 million in the second half of 2010.

Gross profit. Our gross profit increased 22.6% in 2011 to $207.9 million, from $169.6 million in 2010.

Operating expenses. Total operating expenses increased 39.1% to $ 152.3 million in 2011, from $109.5 million in 2010. Other than the additional operating expenses following the Linkage merger, the increase was primarily driven by increased headcount and product development for international expansion. In addition, amortization of acquired intangible assets related to the Linkage acquisition was $25.1 million in 2011, and $11.0 million in the second half of 2010.

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

General and administrative expenses decreased 11.7%, to $20.5 million in 2011, from $23.3 million in 2010. The decrease was largely attributable to non-recurring expenses of $4.2 million related to the Linkage merger in 2010, offset by the effect of additional general and administrative expenses following the Linkage merger.

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

Income from operations. Income from operations decreased to $55.6 million in 2011 from $60.1 million in 2010, reflecting our increased headcount and product standardization and development for international expansion. Operating margin was 11.6% in 2011, as compared to 17.5% in 2010.

Income tax (benefit) expense. In 2011 we had an income tax benefit of $12.1 million as compared to income tax expense of $9.6 million in 2010. Our effective tax rate was (20)% for 2011 as compared to 15% for 2010. The decrease in effective tax rate was mainly caused by a one-time adjustment to deferred taxes due to a change in the statutory tax rate of Linkage Nanjing for 2011 from 25% to 15% where certain acquired deferred tax liabilities were tax effected at 25% but adjusted to a lower amount due to the tax rate reduction, as Linkage Nanjing was notified that its HNTE status was approved in 2011. Without such one time adjustment, the effective tax rate for 2011 would have been 10%. The decrease in our effective tax rate from 2010 to 2011 also reflected the 10% preferential tax rate granted to AIBJ and Linkage Nanjing for their KSE certificate which was obtained upon filing of final 2010 annual taxes in the first quarter of 2011.

Income from continuing operations. Net income from continuing operations was $72.9 million in 2011, as compared to $53.7 million in 2010.

Income from discontinued operations. In December 2010, we sold our IT security business for approximately $15.0 million in cash. The IT security business has been reflected as discontinued operations since the year ended December 31, 2010.

Net income attributable to AsiaInfo-Linkage, Inc. In 2011, we recorded net income attributable to AsiaInfo-Linkage, Inc. of $74.6 million or $1.02 per basic share, compared to $56.2 million or $0.92 per basic share in 2010.

Selected Unaudited Quarterly Combined Results of Operations

The following table sets forth unaudited quarterly statements of operations data for the years ended December 31, 2012 and 2011. We believe this unaudited information has been prepared substantially on the same basis as the annual audited combined financial statements appearing elsewhere in this report and includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that our quarterly revenues may fluctuate significantly.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Amounts in thousands of U.S. dollars, except per share data)
Selected quarterly operations data
Total revenues	$165,683	$132,221	$126,271	$123,697	$131,091	$119,226	$116,186	$114,481
Total cost of revenues	97,978	82,889	77,634	75,263	76,830	66,929	67,101	62,235
Gross profit	67,705	49,332	48,637	48,434	54,261	52,297	49,085	52,246
Total operating expenses	52,658	47,134	46,660	45,923	43,377	37,138	34,556	37,238
Income from continuing operations	15,065	3,908	5,325	5,426	10,495	12,585	32,253	17,563
Income (loss) from discontinued operations, net of taxes	237	0	(1)	(7)	42	104	(2)	(54)
Net income	15,302	3,908	5,324	5,419	10,537	12,689	32,251	17,509
Less: net loss (income) attributable to noncontrolling interest	(325)	(711)	(901)	(943)	56	(600)	(698)	(331)
Net income attributable to AsiaInfo-Linkage, Inc.	15,627	4,619	6,225	6,362	10,481	13,289	32,949	17,840
Earnings per share:
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.21	$0.06	$0.09	$0.09	$0.15	$0.18	$0.45	$0.24
Diluted	$0.21	$0.06	$0.09	$0.09	$0.14	$0.18	$0.45	$0.24
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.21	$0.06	$0.09	$0.09	$0.15	$0.18	$0.45	$0.24
Diluted	$0.21	$0.06	$0.09	$0.09	$0.14	$0.18	$0.45	$0.24

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

Our full year net cash provided by operating activities in 2012 was $48.1 million, primarily driven by operating profit from our telecommunications business. We had cash and cash equivalents, restricted cash and short-term investment totalling $353.8 million as of December 31, 2012 as compared to $321.6 million as of December 31, 2011. The increase was a result of our positive operating cash flow of $ 48.1 million, offset by negative investing cash flow of $47.5 million during the period.

Our net cash provided by operating activities in 2012 was $48.1 million, which reflected our net income of $29.9 million adjusted by net non-cash related expenses, such as amortization, depreciation and stock-based compensation expenses, totalling of $50.7 million and a net decrease in the components of our working capital of $32.5 million. Accounts receivable as of December 31, 2012 was $285.7 million, consisting of $107.2 million in billed receivables and $178.5 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts.

Our days of sales outstanding as of December 31, 2012 was 144 days, as compared to 147 days at the end of the year 2011. The decrease in days of sales outstanding from December 31, 2012 to December 31, 2011 was primarily related to our enhanced receivables collection efforts, which led to a $34.1 increase in collection of accounts receivable in 2012 compared to 2011, mainly from the collection of accounts receivable from China Mobile. Our DSO is impacted by a variety of factors that impact customer payment cycles, including the outcome of customer negotiations regarding payment terms, the relative maturity of the CRM, Billing, BI, or other technology involved in a particular project, the systems used by the customer, geographic region, the scale of the project, and other factors. In addition, in a year we typically perform thousands of contracts for dozens of customers (comprising the major telecom carriers in the PRC and their provincial subsidiaries), and the payment terms of each contract can vary based on these factors.

Our full year net cash used in investing activities was $47.5 million in 2012. This was primarily due to our purchase of $31.0 million in short-term investments, a $18.4 million increase in restricted cash and our purchase of $13.6 million in property and equipment and a $0.9 million purchase of Beijing Naomi Technology Limited, employee housing loans granted of $1.6 million which was partially offset by the proceeds from sales of short-term investments for $18.0 million.

Our full year net cash used in financing activities was $0.8 million. This was primarily due to our $1.0 million payment for the purchase of the remaining 20% equity interest in Hangzhou Zhongbo in 2012.

As of December, 2012, we had total credit facilities of $150.5 million for working capital purposes, expiring in March 2014, which were secured by bank deposits of $33.5 million. As of December 31, 2012, unused credit facilities were $122.8 million and used facilities totalled $27.7 million. The used facilities were pledged as security for issuing standby letters of credit to customers, borrowing of short-term bank loans and accounts payable to hardware suppliers. Additional bank deposits of $6.1 million were used for issuing standby letters of credit and bank acceptance drafts as of December 31, 2012. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totalled $39.6 million as of December 31, 2012 and were presented as restricted cash in our consolidated balance sheets. During the year ended December 31, 2012, the largest aggregate amount that we had used of our credit facilities was $27.7 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire land use rights with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June 2011 and August 2011. Pursuant to the agreement, we have committed a minimum of $24.1 million for capital expenditures to the building construction project, which commenced in April 2012, and to complete construction by April 30, 2014.

We anticipate that our available funds and cash flows provided by operations will be sufficient to meet our anticipated needs for working capital, capital expenditures for the building construction and business expansion considering overseas projects purchase through 2013. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of equity or debt securities, or through credit facilities extended by lending institutions.

Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve of our PRC subsidiaries and VIEs. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $88.9 million and $89.8 million (8.7% and 9.2% of net assets) as of December 31, 2012 and December 31, 2011, respectively.

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

As of December 31, 2012, we had short-term credit facilities for working capital purposes totalling $150.5 million, expiring in March 2014, of which $27.7 million had been used as security for issuing standby letters of credit to customers, borrowing of short-term bank loans, and accounts payable to hardware suppliers. Unused short-term credit facilities were $122.8 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, accounts payable, short-term bank loans and bank acceptance drafts totalled $39.6 million as of December 31, 2012 and were presented as restricted cash in the consolidated balance sheets.

Tabular Disclosure of Contractual Obligations

The following table presents a breakdown of our outstanding contractual obligations by maturity as of December 31, 2012:

	Payment due by period (amounts in thousands of US$)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	10,040	8,426	1,609	5	0
Software purchase obligations	3,182	1,591	1,591	0	0
Purchase obligations	90,607	66,323	22,268	1,676	340

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which we acquired land use right for a 50-year term. Pursuant to the agreement, we have committed a minimum of $24.1 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. We adopted this guidance on January 1, 2012 and have separately presented the consolidated statements of comprehensive income since that date.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and non-public, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this pronouncement did not have a significant effect on our consolidated financial statements, as we chose to directly perform the two-step goodwill impairment test for 2012.

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

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the year ended December 31, 2012. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of December 31, 2012, approximately 88.9%, or $278.5 million, of our cash, cash equivalents and restricted cash were RMB-denominated, approximately 10.8%, or $33.8 million, were U.S. dollar-denominated and approximately 0.1%, or $0.2 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.2855. If the exchange rate were to increase by 10% to US$1.00 = RMB6.9141, our net assets would potentially decrease by $51.1 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.6570, our net assets would potentially increase by $62.4 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk and otherwise appropriate. For example, in 2011, AsiaInfo-Linkage Technologies (China), Inc. made a $5 million dividend payment to AsiaInfo-Linkage, Inc., and we exchanged an equivalent amount cash from RMB to U.S. dollars to fulfil the dividend payment requirement. We did not engage in any significant foreign exchange transactions during the fiscal year 2012.

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

Prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte Touche Tohmatsu Certified Public Accountants LLP, has issued an attestation report on our internal control over financial reporting. Deloitte Touche Tohmatsu

Certified Public Accountants LLP was formerly known as Deloitte Touche Tohmatsu CPA, Ltd. At the direction of the government of the PRC in accordance with applicable PRC laws and regulations, Deloitte Touche Tohmatsu CPA, Ltd. has restructured as a new partnership and changed its name to Deloitte Touche Tohmatsu Certified Public Accountants LLP, which succeeded for all purposes and assumed all of the obligations and rights of Deloitte Touche Tohmatsu CPA, Ltd. with effect from January 1, 2013. That attestation report appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the internal control over financial reporting of AsiaInfo-Linkage , Inc., its subsidiaries and its variable interest entities (collectively, the “Company”) as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the authoritative guidance on the presentation of comprehensive income.

/s/    Deloitte Touche Tohmatsu Certified Public Accountants LLP

Beijing, the People’s Republic of China

February 28, 2013

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors—Nominees for Class II Directors,” “Corporate Governance—Committees and Meeting Attendance,” “Management—Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K, or our Proxy Statement. Information concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

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

Exhibits

The following exhibits are filed as a part of this report.

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Business Combination Agreement, by and among AsiaInfo Holdings, Inc., Linkage Technologies International Holdings Limited, certain shareholders of Linkage Technologies International Holdings Limited and Libin Sun as Shareholders’ Agent, dated December 4, 2009		8-K	2.1	001-15713	12/9/2009

3.1	Certificate of Incorporation of AsiaInfo Holdings, Inc., dated June 8, 1998		S-1	3.1	333-93199	12/21/1999

3.2	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated August 27, 1999		S-1	3.3	333-93199	12/21/1999

3.3	Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated November 15, 2000		10-K	3.3	001-15713	3/16/2001

3.4	Certificate of Correction to Certificate of Amendment to Certificate of Incorporation of AsiaInfo Holdings, Inc., dated January 18, 2001		10-K	3.4	001-15713	3/16/2001

3.5	Amended and Restated By-Laws of AsiaInfo Holdings, Inc., dated April 24, 2007		8-K	3.1	001-15713	4/25/2007

3.6	Certificate of Amendment to Certificate of Incorporation, dated July 1, 2010		8-K	3.1	001-15713	7/6/2010

3.7	Amended and Restated By-Laws of the AsiaInfo-Linkage, Inc. (formerly known as AsiaInfo Holdings, Inc.), dated July 1, 2010		8-K	3.1	001-15713	7/1/2010

4.1	Specimen Share Certificate representing AsiaInfo Holdings, Inc. shares of common stock		S-1/A	4.1	333-93199	2/3/2000

10.1	Lease of AsiaInfo’s headquarters at 6 Zhongguancun South Street, Beijing, China, dated December 1, 2008 (English Translation)		10-K	10.1	001-15713	3/5/2009

10.2*	AsiaInfo Holdings, Inc. 2005 Stock Incentive Plan, as amended through April 8, 2005		8-K	10.1	001-15713	4/8/2005

10.3*	Master Executive Employment Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.7	001-15713	3/16/2005

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.4*	Change-of-Control Severance Agreement by and between AsiaInfo Holdings, Inc. and Steve Zhang dated April 1, 2004		10-K	10.8	001-15713	3/16/2005

10.5*	Employment Contract between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.31	001-15713	3/16/2010

10.6*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated December 9, 2009 (English Translation)		10-K	10.32	001-15713	3/16/2010

10.7*	Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. (formerly known as AsiaInfo Holdings, Inc.) and Steve Zhang, dated July 1, 2010		8-K	10.29	001-15713	7/6/2010

10.8*	Employment Contract by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.30	001-15713	7/6/2010

10.9*	Confidentiality and Non-Competition Agreement by and between AsiaInfo Technologies (China), Inc. and Steve Zhang, dated July 1, 2010		8-K	10.31	001-15713	7/6/2010

10.10*	Employment Contract between AsiaInfo Technologies (China), Inc. and Yadong Jin, dated November 12, 2008 (English Translation)		10-K/A	10.56	001-15713	4/30/2010

10.11*	Confidentiality and Non-Competition Agreement between AsiaInfo Technologies (China), Inc. and Yadong Jin, dated November 12, 2008 (English Translation)		10-K/A	10.57	001-15713	4/30/2010

10.12*	Employment Contract between AsiaInfo-Linkage Technologies (China), Inc. and Yadong Jin, dated November 12, 2011 (English Translation)		10-K	10.14	001-15713	2/28/2012

10.13*	Confidentiality and Non-Competition Agreement between AsiaInfo-Linkage Technologies (China), Inc. and Yadong Jin, dated November 12, 2011 (English Translation)		10-K	10.15	001-15713	2/28/2012

10.14*	Offer Letter with Jun Wu dated August 1, 2010 (English Translation)		10-Q	10.9	001-15713	11/09/2010

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.15*	Employment Contract by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.10	001-15713	11/09/2010

10.16*	Confidentiality and Non-Competition Agreement by and between AsiaInfo-Linkage Technologies (China), Inc. and Jun Wu, dated August 16, 2010 (English Translation)		10-Q	10.11	001-15713	11/09/2010

10.17*	Master Executive Employment Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu dated August 16, 2010		10-Q	10.12	001-15713	11/09/2010

10.18*	Change-of-Control Severance Agreement by and between AsiaInfo-Linkage, Inc. and Jun Wu, dated as of August 16, 2010		10-Q	10.13	001-15713	11/09/2010

10.19*	AsiaInfo Holdings, Inc. 2008 Stock Incentive Plan, as amended through April 10, 2008		8-K	10.1	001-15713	4/10/2008

10.20*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10	001-15713	11/28/2006

10.21*	Form of AsiaInfo Holdings, Inc. Performance Stock Unit Award Agreement		8-K	10.1	001-15713	3/16/2009

10.22	Form of Lock-Up Agreement		8-K	10.1	001-15713	12/9/2009

10.23	Stockholders’ Agreement, by and among AsiaInfo Holdings, Inc., Mr. Edward Tian, Mr. Libin Sun and Linkage Technologies International Holdings Limited dated December 4, 2009		8-K	10.3	001-15713	12/9/2009

10.24*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Libin Sun, effective July 1, 2010		8-K	10.3	001-15713	6/7/2010

10.25*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Xiwei Huang, effective July 1, 2010		8-K	10.4	001-15713	6/7/2010

10.26*	Master Executive Employment Agreement (And Supplementary Agreements) by and between AsiaInfo-Linkage, Inc. and Guoxiang Liu, effective July 1, 2010		8-K	10.5	001-15713	6/7/2010

10.27	Registration Rights Agreement, by and between the Company and LT International Limited, dated July 1, 2010		8-K	10.1	001-15713	7/1/2010

			Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.28	First Amendment to Stockholders’ Agreement, dated January 27, 2011		8-K	10.1	001-15713	2/2/2011

10.29*	AsiaInfo-Linkage, Inc. 2011 Stock Incentive Plan		DEF 14A		001-15713	2/28/2011

10.30*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For Residents of People’s Republic of China)		S-8	99.1	333-175993	8/3/2011

10.31*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For U.S. Participants)		S-8	99.1	333-175993	8/3/2011

10.32*	AsiaInfo-Linkage, Inc. Restricted Stock Unit Award Agreement (For Residents of Canada and Hong Kong)		S-8	99.1	333-175993	8/3/2011

10.33*	Nonqualified Stock Option Agreement (For U.S. Participants)		8-K	99.1	001-15713	12/13/2011

10.34*	Stock Option Agreement (For Residents of People’s Republic of China)		8-K	99.2	001-15713	12/13/2011

10.35	Framework Agreement for Termination of Lenovo Security Control Structure with Messr. Jian Qi and Mr. Kequan Liu		10-K	10.44	001-15713	2/28/2011

10.36	Car Lease Agreement between Linkage-AsiaInfo Technologies (Nanjing), Inc. and Linkage Technology Group Co., Ltd. effective as of January 1, 2011		10-K	10.47	001-15713	2/28/2012

10.37	House Lease Agreement between Linkage-AsiaInfo Technologies (Nanjing), Inc. and Linkage Technology Group Co., Ltd. effective as of January 1, 2012	X

10.38	House Lease Agreement between Linkage-AsiaInfo Technologies (Nanjing), Inc. and Linkage Technology Group Co., Ltd. effective as of April 7, 2012	X

10.39	Fixed Asset Transfer Agreement between Linkage-AsiaInfo Technologies (Nanjing), Inc. and Linkage Technology Group Co., Ltd. dated March 28, 2012	X

11.1	Statement regarding computation of per share earnings (included in Note 19 to the consolidated financial statements in this report)	X

21.1	Subsidiaries of AsiaInfo-Linkage, Inc.	X

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
23.1	Consent of Independent Registered Public Accounting Firm of Deloitte Touche Tohmatsu Certified Public Accountants LLP., dated February 28, 2013	X

24.1	Power of Attorney (included on signature page to this report)	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2013	X

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010	X

*	Management contract, or compensatory plan or arrangement.
**	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AsiaInfo-Linkage, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

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

Signature	Title	Date
/S/ JIAN (JAMES) DING Jian (James) Ding	Board Member and Co-Chairman of the Board	February 28, 2013

/S/ LIBIN SUN Libin Sun	Board Member and Executive Co-Chairman of the Board	February 28, 2013

/S/ STEVE ZHANG Steve Zhang	Board Member, President and Chief Executive Officer (principal executive officer)	February 28, 2013

/S/ JUN WU Jun Wu	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2013

/S/ YUNGANG LU Yungang Lu	Board Member	February 28, 2013

/S/ DAVIN A. MACKENZIE Davin A. Mackenzie	Board Member	February 28, 2013

/S/ SEAN SHAO Sean Shao	Board Member	February 28, 2013

/S/ THOMAS J. MANNING Thomas J. Manning	Board Member	February 28, 2013

/S/ SUNING (EDWARD) TIAN Suning (Edward) Tian	Board Member	February 28, 2013

/S/ XIWEI HUANG Xiwei Huang	Board Member	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AsiaInfo-Linkage, Inc.

We have audited the accompanying consolidated balance sheets of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AsiaInfo-Linkage, Inc., its subsidiaries, and its variable interest entities as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, such statements have been adjusted for the retrospective application of the authoritative guidance regarding the presentation of comprehensive income, which was adopted by the Company on January 1, 2012.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte Touche Tohmatsu Certified Public Accountants LLP

Beijing, the People’s Republic of China
February 28, 2013

ASIAINFO-LINKAGE, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	As of December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$273,520	$272,438
Restricted cash	39,639	21,226
Short-term investments—available-for-sale securities	27,928	27,909
Short-term investments—held-to-maturity securities	12,728	0
Accounts receivable (net of allowances of $2,999 and $2,905 as of December 31, 2012 and 2011, respectively)	285,695	281,564
Inventories	24,107	15,309
Other receivables	6,504	4,480
Deferred income tax assets—current	5,559	14,294
Prepaid expenses and other current assets	8,311	6,453

Total current assets	683,991	643,673

Long-term investments	5,936	4,863
Property and equipment, net	19,104	8,778
Other acquired intangible assets, net	121,529	163,028
Deferred income tax assets—non-current	2,560	1,751
Goodwill	433,545	433,525
Land use right, net	14,326	14,543
Other non-current assets	1,332	0

Total assets	$1,282,323	$1,270,161

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$78,079	$91,094
Accrued expenses	28,065	22,905
Deferred revenue	40,491	32,378
Accrued employee benefits	76,803	78,972
Other payables	5,270	5,582
Income taxes payable	6,875	12,602
Other taxes payable	10,305	11,864
Deferred income tax liabilities—current	1,565	9,091

Total current liabilities	247,453	264,488

Unrecognized tax benefits	1,703	3,344
Deferred income tax liabilities—non-current	17,928	24,458
Other long term liabilities	387	573

Total liabilities	267,471	292,863

Redeemable noncontrolling interest	(3,488)	385
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value, 78,865,818 and 78,596,721 shares issued as of December 31, 2012 and 2011, respectively; 72,699,318 and 72,430,221 shares outstanding as of December 31, 2012 and 2011, respectively)	789	786
Additional paid-in capital	858,711	847,879
Treasury stock, at cost (6,166,500 shares as of December 31, 2012 and 2011, respectively)	(87,746)	(87,746)
Retained earnings	179,058	146,527
Statutory reserve	22,050	21,748
Accumulated other comprehensive income	45,150	47,124

Total AsiaInfo-Linkage, Inc. stockholders’ equity	1,018,012	976,318

Noncontrolling interest	328	595

Total equity	1,018,340	976,913

Total liabilities, redeemable noncontrolling interest and equity	$1,282,323	$1,270,161

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Software products and solutions	$496,991	$431,355	$301,970
Service	32,271	31,513	26,596
Third party hardware	18,610	18,116	14,817

Total revenues	547,872	480,984	343,383

Cost of revenues:
Software products and solutions	297,901	238,593	147,386
Service	18,184	17,291	12,341
Third party hardware	17,679	17,211	14,074

Total cost of revenues	333,764	273,095	173,801

Gross profit	214,108	207,889	169,582

Operating expenses (income):
Sales and marketing	83,455	74,963	50,019
General and administrative	28,754	20,566	23,281
Research and development	81,845	58,905	36,172
Government subsidies	(1,679)	(2,125)	0

Total operating expenses	192,375	152,309	109,472

Income from operations	21,733	55,580	60,110

Other income (expenses), net:
Interest income	7,910	5,651	2,833
Dividend income	2,058	180	507
Gain from sales of short-term investments	3,333	479	472
Impairment loss on short-term investments	0	(144)	(281)
Impairment loss on long-term investments	0	(950)	0
Other benefit (expenses), net	59	4	(353)

Total other income, net	13,360	5,220	3,178

Income before income tax expense (benefit), loss on equity method investment and income from discontinued operations, net of income tax	35,093	60,800	63,288

Income tax expense (benefit)	5,087	(12,096)	9,560

Income after income tax expense (benefit) before loss on equity method investment and income from discontinued operations, net of income tax	30,006	72,896	53,728
Loss on equity method investment, net of income tax	(282)	0	0

Income from continuing operations	29,724	72,896	53,728

Discontinued operations:
Income from operations of discontinued operations	280	190	1,678
Loss on sales of discontinued operations	0	0	(84)
Income tax expense for discontinued operations	51	100	521

Income from discontinued operations, net of income tax	229	90	1,073

Net income	29,953	72,986	54,801

Less: Net loss attributable to the noncontrolling interest	(2,880)	(1,573)	(1,410)

Net income attributable to AsiaInfo-Linkage, Inc.	$32,833	$74,559	$56,211

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$1.02	$0.90

Diluted	$0.45	$1.01	$0.89

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.02

Diluted	$0.00	$0.00	$0.02

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.45	$1.02	$0.92

Diluted	$0.45	$1.01	$0.91

Weighted average shares used in computation:
Basic	72,572,074	73,106,037	61,036,299

Diluted	72,778,781	73,670,981	61,782,710

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$29,953	$72,986	$54,801

Other comprehensive (loss) income, net of tax:
Change in cumulative foreign currency translation adjustment	642	17,281	9,229
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $637, $123 and $35 for the year ended December 31, 2012, 2011 and 2010, respectively	(2,696)	(356)	(437)
Net unrealized gain (loss) on available-for-sale securities, net of tax effects of $12, $128 and $(525) for the year ended December 31, 2012, 2011 and 2010, respectively	80	(739)	1,509
Transfer to statements of operations of other-than-temporary impairment on available-for-sale securities	0	144	281

Other comprehensive (loss) income	(1,974)	16,330	10,582

Comprehensive income	27,979	89,316	65,383

Less: Comprehensive loss attributable to noncontrolling interest	(2,880)	(1,573)	(1,410)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$30,859	$90,889	$66,793

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(U.S. dollars in thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo- Linkage, Inc. Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	47,115,821	$501	$244,838	$(27,749)	$15,199	$22,306	$20,212	$275,307	$1,362	$276,669
Net income	0	0	0	0	56,211	0	0	56,211	(1,410)	54,801
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	558	558
Statutory reserve	0	0	0	0	666	(666)	0	0	0	0
Other comprehensive income	0	0	0	0	0	0	10,582	10,582	0	10,582
Stock option exercises	418,649	4	6,031	0	0	0	0	6,035	0	6,035
Restricted stock units vesting	27,859	0	0	0	0	0	0	0	0	0
Performance-based restricted stock units vesting	538,344	5	(5)	0	0	0	0	0	0	0
Shares issued in connection with acquisition of Linkage	26,832,731	269	581,465	0	0	0	0	581,734	0	581,734
Stock-based compensation (restricted stock units)	0	0	989	0	0	0	0	989	0	989
Stock-based compensation (performance-based restricted stock units)	0	0	7,010	0	0	0	0	7,010	0	7,010

Balance at December 31, 2010	74,933,404	$779	$840,328	$(27,749)	$72,076	$21,640	$30,794	$937,868	$510	$938,378

Capital contribution from noncontrolling interest holders	0	0	0	0	0	0	0	0	125	125
Net income	0	0	0	0	74,559	0	0	74,559	(1,573)	72,986
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	1,533	1,533
Statutory reserve	0	0	0	0	(108)	108	0	0	0	0
Other comprehensive income	0	0	0	0	0	0	16,330	16,330	0	16,330
Stock option exercises	128,681	1	771	0	0	0	0	772	0	772
Restricted stock units vesting	56,510	1	(1)	0	0	0	0	0	0	0
Performance-based restricted stock units vesting	478,126	5	(5)	0	0	0	0	0	0	0
Stock-based compensation (stock options)	0	0	554	0	0	0	0	554	0	554
Stock-based compensation (restricted stock units)	0	0	1,479	0	0	0	0	1,479	0	1,479
Stock-based compensation (performance-based restricted stock units)	0	0	4,753	0	0	0	0	4,753	0	4,753
Repurchase of common stock	(3,166,500)	0	0	(59,997)	0	0	0	(59,997)	0	(59,997)

Balance at December 31, 2011	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913

Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Net income	0	0	0	0	32,833	0	0	32,833	(2,880)	29,953
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	2,613	2,613
Statutory reserve	0	0	0	0	(302)	302	0	0	0	0
Other comprehensive income	0	0	0	0	0	0	(1,974)	(1,974)	0	(1,974)
Stock option exercises	132,988	1	260	0	0	0	0	261	0	261
Restricted stock units vesting	136,109	2	(1)	0	0	0	0	1	0	1
Stock-based compensation (stock options)	0	0	8,077	0	0	0	0	8,077	0	8,077
Stock-based compensation (restricted stock units)	0	0	1,754	0	0	0	0	1,754	0	1,754
Excess tax benefit from stock-based compensation	0	0	1,069	0	0	0	0	1,069	0	1,069

Balance at December 31, 2012	72,699,318	$789	$858,711	$(87,746)	$179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$29,953	$72,986	$54,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,179	2,818	2,304
Stock-based compensation expense	9,831	6,786	7,999
Amortization of other acquired intangible assets	41,497	46,618	22,822
Amortization of land use right	294	196	0
Gain on disposal of property and equipment	(326)	(220)	(66)
Impairment loss on available-for-sale securities	0	144	281
Gain from sale of available-for-sale securities	(3,333)	(479)	(472)
Impairment loss on long-term investments	0	950	0
Loss on equity method investment	282	0	0
Provision of allowance for doubtful accounts	354	468	709
Loss on sale of discontinued operations	0	0	84
Excess tax benefit from stock-based compensation	(1,069)	0	0
Changes in operating assets and liabilities:
Accounts receivable	(4,485)	(23,694)	(51,217)
Inventories	(9,174)	(5,407)	909
Other receivables	(2,024)	1,463	1,824
Deferred income taxes	(5,481)	(18,175)	(13,618)
Prepaid expenses and other current assets	(2,131)	(321)	1,524
Payment for land use right	0	(4,228)	0
Accounts payable	(13,015)	1,218	4,183
Accrued expenses	5,160	(2,486)	(2,510)
Deferred revenue	8,113	4,415	(24,211)
Accrued employee benefits	(2,169)	6,663	22,146
Other payables	206	(1,231)	766
Other taxes payable	(1,559)	(1,172)	1,652
Income taxes payable	(5,973)	(10,798)	17,847

Net cash provided by operating activities	48,130	76,514	47,757

Cash flows from investing activities:
Increase in restricted cash	(18,413)	(7,283)	(8,403)
Purchases of available-for-sale securities	(18,289)	(2,715)	(2,920)
Proceeds from sales of available-for-sale securities	18,045	6,776	1,937
Purchases of held-to-maturity securities	(12,728)	(9,886)	(25,079)
Proceeds from sales of held-to-maturity securities	0	20,686	28,667
Purchases of property and equipment	(13,595)	(5,164)	(2,438)
Proceeds from disposal of property and equipment	59	142	174
Purchase of businesses, net of cash acquired	0	0	(45,691)
Employee housing loans granted	(1,611)	0	0
Long-term investments	(946)	0	(950)
Proceeds from disposal of discontinued operations net of cash transferred out of $2,928 in 2010	0	0	(1,447)

Net cash (used in) provided by investing activities	(47,478)	2,556	(56,150)

Cash flows from financing activities:
Proceeds from exercise of stock options	261	771	6,030
Repurchases of common stock	0	(59,997)	0
Short-term bank loans raised	8,600	0	0
Repayment of short-term bank loans	(8,600)	0	(5,890)
Purchase of redeemable non-controlling interest	(1,034)	0	0
Funds received from non-controlling interest	0	125	0

Net cash (used in) provided by financing activities	(773)	(59,101)	140

Effect of exchange rate changes on cash and cash equivalents	1,203	14,625	7,544

Net increase (decrease) in cash and cash equivalents	1,082	34,594	(709)

Cash and cash equivalents at beginning of year	272,438	237,844	238,553

Cash and cash equivalents at end of year	$273,520	$272,438	$237,844

Supplemental cash flow information:
Income taxes paid during the year:	$17,194	$17,102	$7,255

Non-cash investing activity share consideration issued for acquisition of Linkage	$0	$0	$581,734

See the accompanying notes to consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

(U.S. dollar amounts in thousands, except share and per share amounts)

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

PRC regulations prohibit direct foreign ownership of entities engaged in certain restricted businesses, including the provision of value-added telecommunications services in the PRC where certain licenses are required for the provision of such services. To comply with PRC laws and regulations, AsiaInfo-Linkage engages in such businesses through its VIEs, principally Beijing Zhongxinjia Sci-Tech Development Co. Ltd. and to a lesser extent Beijing Star VATS Technologies, Inc. The Company historically provided certain information technology security services, which is also a restricted business area, through Lenovo Security Technologies (Beijing) Inc. (“Lenovo Security”). The Company discontinued its information technology security services operations in 2010.

A subsidiary of AsiaInfo-Linkage entered into exclusive business cooperation agreements with each of the PRC VIEs, where the subsidiary of AsiaInfo-Linkage provides complete business support services and consulting services to the VIEs in exchange for a fee that constitutes substantially all of the VIEs net income. The subsidiary of AsiaInfo-Linkage also entered into a series of agreements with equity owners, including equity pledge arrangements and equity interest transfer agreements, which assigned all of the equity owners’ rights and obligations to the subsidiary of AsiaInfo-Linkage, resulting in the equity owners lacking the ability to make decisions that have a significant effect on the VIEs’ operations and the subsidiary of AsiaInfo-Linkage’s ability to extract the profits from the operation of the VIEs, and assume the VIEs’ residual benefits. For instance, AsiaInfo-Linkage Technologies (China), Inc (“AIBJ”) or Beijing Shangxin Yitong Information and Technology Co., Ltd. funded the capital requirements of each VIE through the extension of interest-free loans to the equity owners. The amount of borrowings under the VIE loan agreements for the establishment Beijing Star VATS Technologies, Inc. and Beijing Zhongxinjia Sci-Tech Development Co. Ltd. were $5,099 (RMB40,000) and $879 (RMB6,000), respectively. Because the subsidiary of AsiaInfo-Linkage absorbs the majority of the economic rewards of the VIEs through service fees and nominal equity holders do not absorb the expected losses because they provided no equity investment with funds borrowed from the subsidiary of AsiaInfo-Linkage, the Company is the primary beneficiary of these VIEs. AsiaInfo-Linkage consolidated its VIEs from their inception.

No assets of the VIEs are collateral for VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of December 31, 2012 and December 31, 2011, respectively, there were $3,222 and $2,640 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

The following financial statement amounts and balances of AsiaInfo-Linkage’s VIEs were included in the accompanying consolidated financial statements as of and for the years ended December 31:

	As of December 31,
	2012	2011
Total assets	$8,740	$8,805
Total liabilities	3,222	2,640

	Year Ended December 31,
	2012	2011	2010
Net revenue	$8,867	$9,811	$7,149
Net (loss) income	(727)	578	9,501

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

Cash and cash equivalents—Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	As of December 31
	2012	2011
Cash	$101,642	$97,733
Cash equivalents:
Money market funds	148,332	149,161
Others	23,546	25,544

Total cash and cash equivalents	$273,520	$272,438

Cash equivalents are measured at fair value on a recurring basis as of December 31, 2012 and 2011. Cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

Restricted cash—The Company’s restricted cash is related to deposits required by banks for short-term credit facilities, issuing standby letters of credit and bank acceptance drafts and borrowing short-term bank loans.

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

Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as the date of acquisition. For shares issued in a business combination, the Company has estimated the fair value as of the date of acquisition.

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

Short-term investments—Short-term investments comprise marketable debt and equity securities, which are classified as held-to-maturity or available-for-sale. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All of the Company’s held-to-maturity securities are classified as short-term investments on the consolidated balance sheets based on their contractual maturity dates which are less than one year and are stated at their amortized costs. Short-term investments classified as available-for-sale are carried at their fair values and the unrealized gains or losses from the changes in fair values are included in accumulated other comprehensive income. Available-for-sale securities are classified as current assets on the accompanying consolidated balance sheets because they are available for immediate sale.

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

Inventories—Inventories are stated at the lower of cost or market. The cost of inventories is determined principally by the specific identification method. The inventories are transferred to cost of sales upon revenue recognition criterias are met.

Property and equipment, net—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Software	3 years
Building	20 to 47 years
Self-constructed building improvements	10 years

Construction in progress primarily represents the cost to build the property and equipment. In addition to cost under the construction contracts and external cost directly related to the construction of such property and equipment, including equipment installation and shipping costs, are capitalized. Depreciation is recorded when the property and equipment are ready for their intended use. As of December 31, 2012, the construction in progress was $11,177.

Impairment of long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. An impairment loss, measured based on the fair value of the asset, is recognized if expected future undiscounted cash flows are less than the carrying amount of the assets.

Long-term investments—The Company accounts for its investment in Shanghai Hinge Software Co., Ltd (“Hinge”), C-Platform Corporation (“C-Platform”) and Santen Corporation (“Santen”) using the cost method of accounting as the Company does not have significant influence over Hinge, C-Platform and Santen’s business and operations. The Company carries the investment at cost and recognizes as income any dividends received from a distribution of investee’s earnings. The Company accounts for its investment in Beijing Naomi Technology Ltd. (“Naomi”) using the equity method of accounting as the Company has no control but is able to exercise significant influence over Naomi’s business and operations. The Company reviews the investments for impairment whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The estimation of fair value of each reporting unit using a discounted cash flow methodology also requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the Company’s business, estimation of the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this pronouncement since 2012. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. The Company recognized no impairment loss on goodwill in 2012, 2011 and 2010.

Other acquired intangible assets, net—The Company measured the fair value of the purchased intangible assets in above acquisitions using the “cost,” “income approach-excess earnings” and “with & without” valuation method. In performing the purchase price allocation, the Company considered, among other factors, forecasted financial performance of the acquired business, market performance, and the market potential of the acquired business in China. These purchased intangible assets and contingent consideration are considered Level 3 assets and liabilities because the Company used unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use in valuing these assets and liabilities.

Amortization of customer relationship is computed using the estimated attrition pattern of the acquired customers. The remaining other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful economic lives.

The estimate useful lives of the acquired intangible assets are as follows:

Core technologies	5 to 6 years
Existing technology	3 years
Trade names and trademarks	2 to 19 years
Customer lists	5 years
Contract backlogs	0.5 to 3 years
Customer relationships	2 to 10 years
Distribution networks	4 to 5 years
Software	1 to 6 years
Non-compete agreements	2 to 10 years
Corporate business agency agreements	3 to 5 years

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

Revenue recognition— The Company recognizes revenue pursuant to the requirements of the FASB Accounting Standard Codification (“ASC”) 605 when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, and other applicable revenue recognition guidance and interpretations.

The Company’s revenue is derived from three primary sources: (i) software licenses and related services, including implementation, customization and integration, post-contract customer support (“PCS”), training and consulting; (ii) professional services for systems design, planning, consulting, and system integration; and (iii) the procurement of hardware on behalf of customers.

The Company’s multiple-element arrangements relate to the Company’s software licenses and related services, including implementation, customization and integration, PCS, training, consulting and third party hardware procurement.

Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modification or customization of the software. For China projects, the Company considers total project costs (labor costs and other related costs) in calculating the percentage of completion and recognizes cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor-specific objective evidence of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. For certain projects outside of China, the Company defers revenue and cost until the revenue recognition criteria have been met.

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

Revenues of the procurement of hardware on behalf of customers, if not bundled with other arrangements, are recognized when shipped and customer acceptance obtained, if all other revenue recognition criteria are met. Costs associated with revenues are recognized when incurred. If bundled with other arrangements, the Company generally bifurcates the third-party hardware from the development services and recognizes the hardware revenue upon customer acceptance using estimated prices based on cost plus a margin which the Company believes to be the fair value of the selling price.

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

Presentation of revenues in consolidated statements of operations—The Company classifies the revenues and cost of revenues into three categories: software products and solutions, services and third party hardware. The Company allocates revenues of bundled arrangements in the three categories based on the relative selling prices of each component as set out in sales contracts.

Value-added tax (“VAT”)—The Company’s PRC subsidiaries are subject to value-added tax at a rate of 17% on revenues from procurement of hardware on behalf of its customers, and revenues from software licenses and from software-related services (collectively referred to as “software sales”).

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

In July 2012, the Ministry of Finance and the State Administration of Taxation jointly issued a circular regarding the pilot collection of VAT in lieu of business tax in certain areas and industries in the PRC. Such VAT pilot program is to be phased in Beijing, Jiangsu, Anhui, Fujian, Guangdong, Tianjin, Zhejiang, and Hubei between September and December 2012. Starting from September 1, 2012, certain subsidiaries and VIEs became subject to VAT at the rates of 6% or 3%, on certain service revenues which were previously subject to business tax.

Software development costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred.

Research and development—Research and development costs are expensed as incurred.

Other income (expenses), net—Other income (expenses) are mainly comprised of interest income (expenses), dividend income, exchange gain (loss) and other miscellaneous income.

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

Assets and liabilities are translated from each subsidiary’s and VIE’s functional currency to the reporting currency at the exchange rate on the balance sheet date. Equity amounts are translated at historical exchange rates, and revenues, expenses, gains, and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the consolidated statements of comprehensive income.

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

The RMB is not freely convertible into US dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions involving RMB are the rates of exchange quoted by the People’s Bank of China.

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

Concentration of credit risk—The Company holds its cash and cash equivalents, restricted cash, and short-term investments in financial instruments with financial institutions. In addition, the Company’s investment policy limits its exposure to concentrations of credit risk. The Company sells its products and services to various customers in the telecommunication industry in China. The Company generally requires no collateral against accounts receivable. To reduce credit risk, the Company performs credit evaluations of its customers. The Company maintains allowances for doubtful accounts for estimated losses resulting from its customers’ inability to make required payments. Information relating to the Company’s significant customers is summarized in Note 23.

Stock-based compensation—Stock-based compensation with employees is measured based on the grant date fair value of the equity instrument awarded. The Company recognizes the compensation costs net of estimated forfeiture related cost and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting period of the award. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

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

Comprehensive income—Comprehensive income includes net income, transfer to statements of operations of realized gain (loss), other-than-temporary impairment on short-term investments, unrealized gain (loss) on short-term investments, and foreign currency translation adjustments. The consolidated financial statements have been adjusted for the retrospective application of the authoritative guidance regarding presentation of comprehensive income, which was adopted by the Company on January 1, 2012.

Financial instruments—Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, other payables, income taxes payable, other taxes payable and long-term investments, other non-current assets, etc.

Short-term investments consist of available-for-sale and held-to-maturity, as discussed in Note 5. Certain long-term investments have been written down to their fair value, as discussed in Note 8. Fair value of other long-term investments, is not disclosed because the fair value of the investments is not readily determinable.

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

In June 2011, the FASB issued an authoritative pronouncement to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In December 2011, the FASB issued an authoritative pronouncement related to deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company has adopted this guidance on January 1, 2012 and has separately presented the consolidated statements of comprehensive income since that date.

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements, as the Company chose to directly perform the two-step goodwill impairment test for 2012.

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

(b) On October 1, 2009, the Company, through its wholly-owned subsidiary Bonson Information Technology Ltd. (“Bonson”), acquired 60% of the share capital of SmartCall Holding Limited (“SmartCall”), a Cayman Islands registered company that, through its subsidiaries in China, provides outbound call services on behalf of telecommunications operators in China, for a cash consideration of up to $2,213, including a $1,774 initial payment and contingent consideration up to $439, subject to the achievement of certain performance goals. The contingent consideration is not paid as of December 31, 2012.

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

Concurrently and in connection with the closing under the Combination Agreement, the Company entered into an escrow agreement with Linkage, Mr. Libin Sun as agent for the shareholders of Linkage, and The Bank of New York Mellon. Pursuant to the agreement, 10% of the consideration (consisting of $6,000 in cash and 2,683,273 shares of the Company’s common stock) was deposited into an escrow account for a period of 18 months as security for the indemnification obligations of Linkage and certain key Linkage shareholders under the Combination Agreement. The escrow agreement expired on January 1, 2012, on which $6,000 in cash was paid to the bank account designated by shareholders’ agent by wire transfer and 2,683,273 shares were transferred to Linkage shareholders in accordance with escrow agreement.

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

The following unaudited pro forma information summarizes the results of operations of the Company for the years ended December 31, 2010, besides the audited financial information of 2012 and 2011, assuming that the Company’s acquisition of Linkage occurred as of January 1, 2010. The following pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the periods indicated, nor is it indicative of future operating results.

Year Ended December 31, 2010
Pro forma revenue	$424,576
Pro forma net income attributable to ordinary shareholders of AsiaInfo-Linkage, Inc.	55,345
Pro forma net income per ordinary share—basic	$0.74
Pro forma net income per ordinary share—diluted	$0.74

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

The nonfinancial assets and liabilities, such as goodwill, intangible assets and long-lived assets, are measured at fair value on a nonrecurring basis and they are recorded at fair value only when impairment is recognized.

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

On December 28, 2012, the Company agreed to sell Lenovo Computer System and Technology Service Ltd. (“Lenovo Computer”) back to the former shareholders of Lenovo Computer, for a total consideration of US dollars equivalent to RMB25,000 and presented Lenovo Computer as discontinued operations as of December 31, 2012. The closing of the sale was subject to the fulfillment of all the conditions, including the receipt of consideration on January 18, 2013. The consolidated statements of operations and the accompanying notes for 2011 and 2010 have been retrospectively adjusted to reflect the effect of the discontinued operations.

The major balance sheet item of Lenovo Computer as of December 31, 2012 was cash and cash equivalents in the amount of $3,036.

The above divestitures were made based on the Company’s strategy to focus on core telecommunications software solutions. The accompanying consolidated statements of operations reflect the above business component as discontinued operations. Results of the discontinued operations are summarized as follows:

	Lenovo Computer			Lenovo Security
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Revenue of discontinued operations	$0	$59	$0	$0	$0	$27,979
Income from operations of discontinued operations	280	190	15	0	0	1,663
Loss on sales of discontinued operations	0	0	0	0	0	(84)
Income tax expense for discontinued operations	51	100	0	0	0	521

Income from discontinued operations, net of income tax	$229	$90	$15	$0	$0	$1,058

5. Short-term Investments

Short-term investments consist of held-to-maturity securities and available-for-sale securities. As of December 31, 2012 and 2011, the Company did not hold trading securities.

As of December 31, 2012 and 2011, the Company’s held-to-maturity securities carried at cost of $12,728 and $0, respectively. The held-to-maturity securities are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature, which are within one-year maturity period.

The following table provides additional information, concerning the Company’s available-for-sale securities, which consist principally of bond funds, balanced funds, stock funds, corporate stocks and corporate convertible notes issued by major financial institutions or companies. The available-for-sales-securities have no contractual maturity dates and the Company can sell the investments at any time at the Company’s decision.

	As of December 31, 2012				As of December 31, 2011
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$26,090	$938	$0	$27,028	$14,712	$2,165	$0	$16,877
Balanced funds(1)	0	0	0	0	648	0	(47)	601
Stock funds	0	0	0	0	7,888	2,087	0	9,975
Corporate stocks	0	0	0	0	457	0	(1)	456
Corporate convertible notes	900	0	0	900	0	0	0	0

Total	$26,990	$938	$0	$27,928	$23,705	$4,252	$(48)	$27,909

(1)	Cost is net of $0 and $144 impairment loss as of December 31, 2012 and 2011, respectively, which was attributable to the decline in fair value of the available-for-sale securities. The Company determined that such decline was other-than-temporary based on various factors such as poor performance of that investment.

The following table provides additional information on the realized gains of the sale of available-for-sale securities as of December 31, 2012 and 2011. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Year Ended December 31,
	2012			2011
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$18,045	$14,712	$3,333	$6,776	$6,297	$479

Total	$18,045	$14,712	$3,333	$6,776	$6,297	$479

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

The Company generated service revenues by acting as a sales agent for IBM or its distributors, and for a few other hardware companies for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of December 31, 2012 and 2011, including amounts attributable to the IBM-Type Arrangements, were as follows:

	As of December 31,
	2012			2011
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$17,656	$87,830	$105,486	$30,727	$68,561	$99,288
Unbilled accounts receivable	37,069	141,993	179,062	49,230	127,006	176,236
Bank acceptance drafts	0	1,684	1,684	0	2,239	2,239
Commercial acceptance drafts	0	2,462	2,462	13	6,693	6,706
Less: allowance for doubtful accounts	(291)	(2,708)	(2,999)	(221)	(2,684)	(2,905)

Total accounts receivable, net	$54,434	$231,261	$285,695	$79,749	$201,815	$281,564

7. Inventories

The components of inventories, net as of December 31, 2012 and 2011 were as follows:

	As of December 31,
	2012	2011
Deferred costs	$10,857	$5,526
Finished goods	13,250	9,783

Total	$24,107	$15,309

Deferred costs represent the costs incurred for the implementation phases of the projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 years system implementation periods. The deferred costs will be reimbursed after the successful launch of the system, and were capitalized as inventories and expected to be transferred to cost of revenues upon revenue recognition.

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

(b) On September 12, 2008, the Company acquired 2,170,000 redeemable convertible Series B Preferred Shares of C-Platform, for a total cash consideration of $4,696, including $52 in transaction costs. The total consideration had been paid as of September 30, 2008. Following the transaction, the Company owned approximately 19.9% of C-Platform’s issued and outstanding share capital, or 17% of C-Platform’s share capital on a fully-diluted basis. In August 2009 and March 2011, the Company paid for and acquired $167 and $409 of convertible promissory notes from C-Platform, respectively. Such convertible promissory notes were accounted for as a short-term investment, available-for-sale securities. In March 2011, the Company converted $167 of the convertible promissory notes into 78,023 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in July 2011, while $409 of convertible promissory notes remained unconverted. Following the transaction, the Company owned approximately 19.61% of C-Platform’s issued and outstanding share capital. In February 2012, the Company converted the remaining $409 of convertible promissory notes into 191,008 of C-Platform’s Series B Preferred Shares, which were accounted for as a long-term investment, and obtained the share certificate in April 2012. Following the transaction, the Company owned approximately 18.63% of C-platform’s issued and outstanding shares. Because the Company does not have the ability to exercise significant influence over the operating and financial policies of C-Platform, the Company uses the cost method of accounting to record its investment in C-Platform. The Company performed impairment analyses on its investment on C-Platform and did not note any other-than-temporary impairment as of December 31, 2012 and 2011.The aggregate carrying values of investment on C-platform are $5,272 and $4,863 as of December 31, 2012 and 2011 respectively.

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

(d) On June 20, 2012, the Company’s VIE Beijing Star VATS Technologies, Inc. (“Beijing Star VATS”) entered into an investment agreement with Naomi, which provides personalized internet-based product recommendations based on customers’ on-line purchasing patterns. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,880 (RMB11,900) in Naomi in two tranches. The first tranche totaling $946 (RMB5,950) was paid to Naomi in July 2012. The second tranche may be paid to Naomi upon its achievement of certain operational targets, if Beijing Star VATS then elects to invest, in its sole discretion.

The Company has adopted the equity method to recognize the investment as the Company, which holds a 40% voting interest in Naomi, is able to exercise significant influence over the operating and financial policies of Naomi. The Company has recognized a loss on equity method investment in the amount of $282 for the year ended December 31, 2012.

9. Property and Equipment, Net

	As of December 31,
	2012	2011
Furniture, fixtures and electronic equipment	$14,635	$13,102
Motor vehicles	1,723	1,718
Leasehold improvements	3,807	3,348
Software	3,066	2,547
Building	489	488
Construction in progress	11,177	1,411

Property and equipment, gross	34,897	22,614

Less: Accumulated depreciation and amortization	(15,793)	(13,836)

Property and equipment, net	19,104	$8,778

10. Goodwill

The changes in the carrying amount of goodwill during the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011
Gross amount:
Beginning balance	$460,024	$459,614
Exchange differences	21	410

Ending balance	460,045	460,024

Accumulated impairment loss:
Beginning balance	(26,499)	(26,475)
Exchange differences	(1)	(24)

Ending balance	(26,500)	(26,499)

Goodwill, net	$433,545	$433,525

The Company performs its annual goodwill impairment tests on October 1 of each year. In the goodwill impairment test, the Company used the income approach, which it believed to be more reliable than the market approach in determining the fair value of the Company’s reporting unit. Accordingly, it adopted a discounted cashflow (“DCF”) method under the income approach, which considers a number of factors that include expected future cash flows, growth rates and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business unit. The assumptions are inherently uncertain and subjective.

When applying the DCF method for the reporting unit, the Company incorporated the use of projected financial information and a discount rate that is developed using market participant based assumptions. The cash flow projections were based on five-year financial forecasts developed by management that included revenue projections, capital spending trends, and investments in working capital to support anticipated revenue growth. The discount rate selected was 15.5% with the consideration of the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in the reporting unit.

The Company evaluated the situation as of October 1, 2012 based on the performance results and future operation projections and concluded that there was no goodwill impairment as of October 1, 2012.

During the fourth quarter of 2012, as the Company identified that there was an impairment indicator as the market value was lower than the carrying value. Accordingly, the Company considered such factor to be a goodwill impairment indicator and performed a two-step goodwill impairment test as of December 31, 2012.

Based on the impairment tests performed, no impairment charges were recognized for the years ended December 31, 2012, 2011 and 2010, respectively.

11. Other Acquired Intangible Assets, Net

	Year Ended December 31,
	2012				2011
	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(20,498)	$0	$25,433	$45,931	$(13,231)	$0	$32,700
Trade name and trademarks	21,037	(3,059)	0	17,978	21,037	(1,970)	0	19,067
Contract backlogs	12,474	(12,480)	12	6	12,474	(12,286)	12	200
Customer lists	131	(143)	12	0	131	(143)	12	0
Customer relationships	117,755	(47,287)	311	70,779	117,755	(27,910)	313	90,158
Distribution networks	870	(870)	0	0	870	(870)	0	0
Software	1,721	(1,884)	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(810)	25	464	1,249	(593)	25	681
Corporate business agency agreements	2,037	(1,695)	5	347	2,037	(1,176)	5	866
Existing technologies	38,500	(31,978)	0	6,522	38,500	(19,144)	0	19,356

	$241,705	$(120,704)	$528	$121,529	$241,705	$(79,207)	$530	$163,028

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of December 31, 2012 are expected to be as follows:

2013	$32,628
2014	23,445
2015	21,109
2016	14,950
2017 and thereafter	29,397

$121,529

The Company recognized no impairment loss on intangible assets with definite lives in 2012, 2011 and 2010.

12. Land Use Right, Net

From 2009, the Company completed the process to obtain land use right for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010, $777 was paid in 2011.

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

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,739 after an exchange rate effect of $981, as a payment for land use right. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of December 31, 2012, the land use rights amounted to $14,326, which was the cost less the accumulated amortization of $490 and an exchange rate gain of $77.

13. Other Non-current Assets

The Company has launched an employee housing loan program which provides non-interest bearing loans to qualified employees with a five-year term in 2012. As of December 31, 2012, the total amount of loans granted under the program was $1,611, and the loans due in more than one year classified in other non-current assets were $1,332.

14. Credit Facilities

As of December 31, 2012, the Company had credit facilities for working capital purposes totalling $150,480 expiring on various dates up to March 2014, which were secured by bank deposits of $33,482. As of December 31, 2012, unused credit facilities were $122,802 and used credit facilities totalled $27,678. The credit facilities were used to cover issuance of standby letters of credit to customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

As of December 31, 2011, the Company had total credit facilities totalling $99,803, which will expire on various dates up to September 2013 and were secured by bank deposits of $13,065.

In May 2012, the Company obtained a total line of credit of $20,000 through a series of financing agreements, which was included in the above credit facilities. The line of credit is secured by a pledge of an equivalent amount of RMB deposits and the bank loans under the credit line bear interest annually at a variable rate equivalent to the 3-month LIBOR plus 2.25 percent. The Company had borrowed $5,500, $1,600 and $1,500 in June, July and September 2012, respectively, and repaid all principal and interest totalling $8,624 before September 30, 2012. As such, an amount of $20,000 remained unused under the line of credit as of December 31, 2012.

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $6,157 and $8,161 for the issuance of certain standby letters of credit and bank acceptance drafts, as of December 31, 2012 and December 31, 2011, respectively. Therefore, total bank deposits of $39,639 and $21,226 were presented as restricted cash on the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

15. Accounts Payable

Accounts payable included bank acceptance drafts payable of $3,427 and $4,300, and commercial acceptance drafts payable of $139 and $0 as of December 31, 2012 and 2011, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

As of December 31, 2012 and December 31, 2011, the Company’s accounts payable balance related to the IBM-Type Arrangements was $63,148 and $78,930, respectively, under which the Company is contractually obligated to pay its vendors only when its customers pay the Company.

16. Other Taxes Payable

	As of December 31,
	2012	2011
Business taxes payable	$5,990	$8,145
Individual income taxes withheld	3,981	3,478
Others	334	241

	$10,305	$11,864

17. Income Tax Expense (Benefit)

The components of income before income tax expense (benefit), loss on equity method investment and income from discontinued operations are as follows:

	Year Ended December 31,
	2012	2011	2010
United States	$(12,724)	$(6,631)	$(13,892)
Foreign	47,817	67,431	77,180

	$35,093	$60,800	$63,288

The Company is subject to US federal and state income taxes. The Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.

The income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2012	2011	2010
Current
United States:
Federal	$1,069	$0	$(84)
State	(2)	4	1
Foreign	9,390	9,895	23,109

Total current income tax expense	10,457	9,899	23,026

Deferred
United States:
Federal	0	0	0
State	0	0	0
Foreign	(5,370)	(21,995)	(13,466)

Total deferred income tax benefit	(5,370)	(21,995)	(13,466)

Income tax expense (benefit)	$5,087	$(12,096)	$9,560

The components of deferred income tax assets and liabilities were as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Allowances and reserves	$4,938	$7,198
Depreciation and amortization	892	889
Net operating loss and credits carry forwards	4,919	3,164
Acquired intangibles	1,250	1,122

Total gross deferred tax assets	11,999	12,373

Valuation allowance	(4,989)	(4,692)

Total deferred tax assets	7,010	7,681

Deferred tax liabilities:
Amortization of acquired intangibles	(18,186)	(24,244)
Unrealized gain on short-term investments	(198)	(941)

Total net deferred tax assets	$(11,374)	$(17,504)

	As of December 31,
	2012	2011
Current deferred tax assets	$5,559	$14,294
Non-current deferred tax assets	2,560	1,751
Current deferred tax liabilities	(1,565)	(9,091)
Non-current deferred tax liabilities	(17,928)	(24,458)

Total net deferred tax assets	$(11,374)	$(17,504)

Deferred income taxes result principally from differences in the recognition of certain assets and liabilities for tax and financial reporting purposes and the tax effect of tax loss carry forwards. As of December 31, 2012, operating loss carry forwards amounted to $0 and $1,247 for U.S. federal and California state income tax purposes. The loss carrying forwards in California will begin to expire in 2017. A valuation allowance of $4,989 for various deferred tax assets including operating loss carry forwards from various tax jurisdictions has been established as it is determined that it is more likely than not that the relevant deferred tax assets will not be realized. The Company has elected to track the portion of its federal and state net operating loss and foreign tax credit carry forwards attributable to stock option benefits, in a separate memo account pursuant to FASB ASC 718. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 31, 2012 were $4,648 and $262 for both federal and state tax purposes.

Except for certain hardware procurement and resale transactions, the Company conducts substantially all of its business through its PRC operating subsidiaries. The PRC subsidiaries are generally subject to a 25% corporate income tax except for certain entities that enjoy tax holidays or preferred tax treatment, as discussed below.

On March 16, 2007, the National People’s Congress adopted the Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008. Prior to December 31, 2008, certain of the Company’s PRC entities applied for High-and-New-Tech Enterprise (“HNTE”) status that would allow them to be subject to income tax at a reduced rate of 15% based on the EIT Law. The official HNTE certificates have been issued in December 2008 and are valid for AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc. (“AICD”) and Linkage Nanjing till the end of 2010. Under the EIT Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to the PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%.

Entities approved as Key Software Enterprises (“KSE”) were entitled to a reduced tax rate from 15% to 10%. AIBJ was approved as a KSE for 2010, and such a reduced tax rate was applied in the Company’s 2010 consolidated statement of operations. The approvals of the KSE status for 2011 and 2012 for AIBJ and Linkage Nanjing were not granted as of December 31, 2012 and therefore, the tax rates applied were still 15%.

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

The aggregate undistributed earnings is approximately $298,508 on December 31, 2012. Those earnings that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

Reconciliation between the income tax (expense) benefit computed by applying the US federal tax rate to income before income taxes and the actual provision for income taxes is as follows:

	2012	2011	2010
US Federal Rate	35%	35%	35%
Difference between statutory rate and foreign effective tax rate	(36)%	(25)%	(28)%
Subpart F income inclusion	10%	3%	3%
Non-deductible meals and entertainment expenses and others	5%	4%	4%
Stock based compensation	7%	1%	2%
PRC super research and development deduction	(7)%	(2)%	(2)%
Change in valuation allowance	1%	(1)%	1%
Change in tax rates	0%	(35)%	0%

	15%	(20)%	15%

During the years ended December 31, 2012, 2011 and 2010, if the Company’s subsidiaries and VIEs in the PRC were neither in the tax holiday period nor had they been specifically allowed special tax concessions, the income tax expense and earnings per share amounts would be as follows:

	Year Ended December 31
	2012	2011	2010
Increase in income tax expense	$2,552	$1,157	$1,089
Reduction in net income per ordinary share-basic	0.04	0.02	0.02
Reduction in net income per ordinary share-diluted	0.04	0.02	0.02

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$3,344	$4,870	$3,052
(Reduction) additions based on tax position related to the prior year	(1,690)	(1,925)	139
Additions based on tax positions related to the current year	49	399	1,679

Ending balance	$1,703	$3,344	$4,870

Included in the balance of unrecognized tax benefits as of December 31, 2012, are tax benefits of $1,703 that, if recognized, would affect the effective tax rate and none would affect deferred tax assets. The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. The Company’s tax years starting from 2003 to 2012 remain open in various tax jurisdictions. The Company does not anticipate any significant changes of its uncertain tax positions within the next 12 months.

18. Fair Value Measurements

Measured on recurring basis

The Company measured cash equivalents and short-term investments—available-for-sale securities at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

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

The Company did not have Level 2 investments as of December 31, 2012 and December 31, 2011.

The Level 3 investments as of December 31, 2011 are principally stock funds and balanced funds, the fair value of the investments are the quoted price of the most recent pricing day prior to the balance sheet date because the Company believes that the fair value of the investments would not have materially changed between the pricing date and the balance sheet date.

The Level 3 investments as of December 31, 2012 are convertible promissory notes issued by GEO Holding Ltd., a private Cayman Islands exempt company. The notes bare an annual interest rate of 8% after 90 days of the issuing date, and shall be due and paid to the purchaser or may be converted into shares of the Company’s Series A Preferred Shares or other similar equity securities, upon execution of such securities purchase and sales agreements.

As the convertible notes were issued by a private company and not traded on the market, in determining the fair value of the Level 3 investments, the Company used the principal amount of the investments, and the interest accrued on a quarterly basis after 90 days of the issuing date. The Company also considered the credit risk related to the issuer and believes such method provide a reasonable fair value of the investments.

The available-for-sale securities measured and recorded at fair value on a recurring basis as of December 31, 2012 and 2011 were as follows:

	As of December 31, 2012				As of December 31, 2011
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$27,028	$0	$0	$27,028	$16,877	$0	$0	$16,877
Balanced funds	0	0	0	0	0	0	601	601
Stock funds	0	0	0	0	0	0	9,975	9,975
Corporate stocks	0	0	0	0	47	0	409	456
Corporate convertible notes	0	0	900	900	0	0	0	0

Total	$27,028	$0	$900	$27,928	$16,924	$0	$10,985	$27,909

The following table presents changes in Level 3 balanced funds, stock funds and corporate stocks measured on a recurring basis for the year ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning balance	$10,985	$11,265
Purchases	900	2,694
Redemption	(8,956)	(2,803)
Realized (gain) loss	(2,027)	26
—Included in other income	(40)	89
—Included in other comprehensive income	(1,987)	(63)
Unrealized loss	0	(9)
Impairment loss recognized	0	(144)
Exchange difference	(2)	(44)

Ending balance	$900	$10,985

Measured on non-recurring basis

The Company’s financial assets and liabilities measured at fair value on a non-recurring basis include acquired assets and liabilities at initial recognition based on Level 3 inputs in connection with business acquisitions.

The Company measured the fair value of the purchased intangible using the “cost,” “income approach-excess earnings” or “with & without” valuation methods. These purchased intangible assets are considered Level 3 assets because the Company used unobservable inputs, such as forecast financial performance of the acquired business and discount rates, to determine the fair value of these purchased assets.

19. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Year Ended December 31,
	2012	2011	2010
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$32,604	$74,469	$55,138
Income from discontinued operations, net of taxes	229	90	1,073

Net income	$32,833	$74,559	$56,211

Shares (denominator):
Weighted average common stock outstanding
Basic	72,572,074	73,106,037	61,036,299
Dilutive effect of employee stock options and restricted stock units	206,707	564,944	746,411

Diluted	72,778,781	73,670,981	61,782,710

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.45	$1.02	$0.90

Diluted	$0.45	$1.01	$0.89

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.00	$0.02

Diluted	$0.00	$0.00	$0.02

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.45	$1.02	$0.92

Diluted	$0.45	$1.01	$0.91

The Company had 6,515,574, 562,536 and nil common stock options outstanding in 2012, 2011 and 2010, respectively, which could potentially dilute EPS in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

20. Commitments and Contingencies

Contingencies

Operating Leases—As of December 31, 2012, the Company had commitments under certain non-cancellable operating leases through 2013 to 2017 that require annual minimum rentals as follows:

2013	$8,426
2014	1,586
2015	23
2016	5
2017	0

$10,040

The leased properties are principally located in the PRC and are used for administration and research and development purposes. The leases are renewable subject to negotiation. Rental expenses were $6,839, $6,362 and $6,021 for the years ended December 31, 2012, 2011 and 2010, respectively.

Letters of Credit—As of December 31, 2012, the Company had outstanding standby letters of credit to customers of $15,642.

Product Warranty—The Company’s product warranty accrual reflected management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence. Product warranty accrual was recorded as a component of accrued expense in the accompanying consolidated balance sheets.

Changes in the product warranty accrual for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$0	$44
Current year provision	0	0
Payments	0	0
Expired warranty	0	(46)
Foreign exchange difference	0	2

Balance at end of year	$0	$0

There were no activities incurred related to product warranty in 2012 and the ending balance as of December 31, 2012 was zero.

Litigation—In October 2012, a putative stockholder of the Company filed a civil action, derivatively on behalf of the Company, against the members of the board of directors and certain officers. The action was filed in the United States District Court for District of Delaware. The plaintiff asserted claims for breach of fiduciary duty, corporate waste, and unjust enrichment in connection with grants of stock options allegedly made in an amount that violates purported limitations set forth in the 2011 Plan. The plaintiff requested rescission of the option grants in question, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs disbursements, including legal fees. The Company and the individual defendants have filed various motions to dismiss the action. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results will not have material effect on its consolidated financial condition, results or operations, or cash flows.

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use right for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $24,051 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

In November 2011, the Company entered into a software purchase agreement with IBM, through which the Company is committed to purchase software from IBM and is expected to be paid from 2012 to 2014. As of December 31, 2012, the Company committed to purchase software from IBM amounting to $3,182. The committed purchase amounts are $1,591 and $1,591 for the next two years respectively.

21. Employee Retirement Benefits

The Company’s employees in the PRC are entitled to retirement benefits calculated with reference to their base salaries upon retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for administering the benefits for these retired employees. The Company is required to make contributions to the state retirement plan at a rate of 14% to 22% of the monthly base salaries of the current employees. Employees who are citizens or permanent residents of the United States and who have been employed for more than six months are entitled to retirement benefits under a Simplified Employee Pension Plan (the “Plan”). The Company contributes 8% of the employees’ monthly salaries to the Plan. Total retirement benefit expenses for such benefit contributions for the years ended December 31, 2012, 2011 and 2010 were $20,002, $14,323 and $10,036, respectively.

In addition, the Company is required by law to contribute approximately 17.7% to 26.8% of base salaries of its PRC employees for staff welfare, housing, medical and education benefits, representing an expense of $28,398, $20,751 and $14,079 in 2012, 2011 and 2010, respectively.

22. Distribution of Profits

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

The general reserve is used to offset future extraordinary losses. The subsidiaries may, upon a resolution passed by the stockholders, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of the subsidiaries. The enterprise expansion reserve is used for the expansion of the subsidiaries’ operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of retained earnings determined according to PRC law. Appropriations to general reserves by the Company’s PRC subsidiaries were $302, $108 and nil in 2012, 2011 and 2010, respectively.

As a result of these PRC laws and regulations and the requirement that distributions by PRC entities can only be paid out of distributable profits computed in accordance with PRC GAAP, the PRC entities are restricted from transferring a portion of their net assets to the Company. The most significant difference between accounting principles, rules and regulations generally accepted in the PRC and US GAAP for the calculation of profit and loss relates to the timing of recognition of revenue. Amounts restricted include paid-in capital and the statutory reserves of the Company’s PRC subsidiaries and VIEs. As of December 31, 2012, the aggregate amounts of capital and statutory reserves restricted which represented the amount of net assets of the relevant subsidiaries and VIEs in the Company not available for distribution was $88,896. As a result, the restricted net assets held by the Company’s consolidated subsidiaries and VIEs was lower than 25% of the consolidated net assets as of December 31, 2012.

23. Certain Significant Risks and Uncertainties

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, restricted cash, short-term investments in financial instruments, and trade accounts receivable. The Company places its cash and cash equivalents, restricted cash, short-term investments with various financial institutions in the PRC and the US. As of December 31, 2012 and 2011, nil and 0.2% of short-term investments were placed with financial institutions in the US, respectively.

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

	Year Ended December 31,
	2012		2011		2010
	Revenues	Percentage of Total Revenues	Revenues	Percentage of Total Revenues	Revenues	Percentage of Total Revenues
China Mobile	$287,355	52.5%	$252,693	52.5%	$210,396	61.3%
China Unicom	142,266	26.0%	130,131	27.1%	76,334	22.2%
China Telecom	94,478	17.2%	89,916	18.7%	51,088	14.9%

Total	$524,099	95.7%	$472,740	98.3%	$337,818	98.4%

Individual customer amounts receivable consisted of 10% or more of total accounts receivable as of December 31, 2012 and 2011 were as follows:

	Percentage of accounts receivable as of December 31,
	2012	2011
China Mobile	53%	59%
China Unicom	25%	22%
China Telecom	16%	17%

The Company maintains allowances for bad debt and revises its estimates of collectibles on a periodic basis. Activities in the allowance for doubtful accounts were as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,905	$2,514	$2,619
Provision for bad debts	354	468	709
Write-offs and other	(260)	(77)	(814)

Balance at end of the year	$2,999	$2,905	$2,514

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

24. Stock-Based Compensation Plan

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

Option Grants
Weighted average risk-free rate of return	4.20%
Weighted average expected option life	5 years
Weighted average volatility rate	81%
Weighted average dividend yield	0

The activities for the Option Plans are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2010	1,064,605	$11.51
Forfeited	(45,540)	28.00
Exercised	(498,141)	16.04

Outstanding, December 31, 2010	520,924	5.74

Forfeited	(1,730)	7.59
Exercised	(147,671)	7.95

Outstanding, December 31, 2011	371,523	4.84

Forfeited	(1,213)	13.67
Exercised	(170,062)	4.11

Outstanding, December 31, 2012	200,248	$5.41	$1,089

Exercised and expected to exercise, December 31, 2012	200,248	5.41	1,089
Exercisable, December 31, 2012	200,248	$5.41	$1,089

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.85, $7.75 and $16.57 of the Company’s common stock on December 31, 2012, 2011 and 2010.

Total intrinsic value of options exercised for each of the three years ended December 31, 2012, 2011 and 2010 was $1,236, $1,747 and $3,434, respectively.

As of December 31, 2012, although there was no unrecognized stock-based compensation cost relating to the Option Plans, the Option Plans still had unexercised options, which are expected to be exercised over a weighted-average vesting period of 1.49 years.

Additional information on options outstanding as of December 31, 2012 is as follows:

	Options Outstanding as of December 31, 2012			Options Exercisable as of December 31, 2012
Range of average grant date fair value and exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.42-$5.41	164,101	1.65	$5.01	164,101	$5.01
$6.51-$8.75	36,147	0.77	$7.21	36,147	$7.21

Total	200,248	1.49	$5.41	200,248	$5.41

2005 Stock Incentive Plan—Restricted Stock Units (RSUs)

Under the 2005 Stock Incentive Plan (the “2005 Plan”), the Company was authorized to grant participants restricted stock units, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 600,000 shares plus (b) any authorized shares of common stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan, or that thereafter became available for issuance under the 2002 Stock Option Plan in accordance with its terms.

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

The activities of RSUs under the 2005 Plan are summarized as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2010	101,800	$11.26
Granted	139,285	24.38
Vested	(27,859)	10.83
Forfeited	(34,876)	13.04

Restricted stock units unvested at December 31, 2010	178,350	21.22

Granted	4,800	21.31
Vested	(56,510)	20.76
Forfeited	(41,690)	19.29

Restricted stock units unvested at December 31, 2011	84,950	22.48

Vested	(41,000)	22.02
Forfeited	(2,100)	29.22

Restricted stock units unvested at December 31, 2012	41,850	$22.60

Total intrinsic values of RSUs vested for the three years ended December 31, 2012, 2011 and 2010 were $474, $914 and $708, respectively.

As of December 31, 2012, there was $611 unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.82 years. To the extent the actual forfeiture rate is different from the original estimate, actual share-based compensation cost related to these awards may be different from the expectation.

2008 Stock Incentive Plan—Performance-based Restricted Stock Units (PSUs)

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

As of December 31, 2012, 1,689,400 PSUs were granted under the 2008 Plan. These awards will vest based on certain performance-based criteria, such as the Company’s operating margin annual growth rate, provided the award holder continues to be an employee of the Company at the time the performance goals are met. Each PSU represents a contingent right of the participant to receive a payment in respect of a share of the Company’s common stock, whether in shares, cash, or a combination thereof, subject to the terms and conditions of individual performance stock unit agreement. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

The activities of PSUs under the 2008 Plan are summarized as follows:

	Number of shares	Weighted average grant date fair value per share

Performance-based restricted stock units unvested at January 1, 2010	1,081,413	$13.17
Granted	20,000	20.63
Vested	(538,344)	13.31
Forfeited	(75,981)	13.10

Performance-based restricted stock units unvested at December 31, 2010	487,088	13.33

Vested	(478,126)	13.34
Forfeited	(8,962)	13.10

Performance-based restricted stock units unvested at December 31, 2011 and 2012	0	$0.00

Total intrinsic value of PSUs vested for the years ended December 31, 2012, 2011 and 2010 was $0, $3,729 and $10,621, respectively.

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

RSUs under 2011 Plan

As of December 31, 2012, 235,367 RSUs were granted under the 2011 Plan. Each RSU represents a contingent right to receive one share of common stock. Some awards will vest in two equal installments on the 6-month and 12-month anniversaries of the grant date, and the other awards will vest on annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right at its sole discretion to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

The activities of RSUs under the 2011 Plan are summarized as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2011	0	$0.00
Granted	135,109	13.79
Vested	(2,500)	20.21

Restricted stock units unvested at December 31, 2011	132,609	13.67

Granted	100,258	10.95
Vested	(95,109)	11.97

Restricted stock units unvested at December 31, 2012	137,758	$12.86

The total intrinsic value of RSUs vested for the years ended on December 31, 2012 and 2011 was $1,112 and nil, respectively.

As of December 31, 2012, there was $1,215 unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.71 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

Stock Options under 2011 Plan

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

Weighted average risk-free rate of return	2.08%
Weighted average expected option life	10 years
Weighted average expected volatility rate	74.7%
Weighted average dividend yield	0

The activities of stock options under 2011 Plan are summarized as follows:

	Outstanding Options
	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2011	0	$0.00
Granted	6,429,100	8.73

Outstanding, December 31, 2011	6,429,100	8.73

Granted	215,000	11.90
Exercised	(5,000)	8.73
Forfeited	(171,150)	8.73

Outstanding, December 31, 2012	6,467,950	$8.84	$13,270

Exercised and expected to exercise, December 31, 2012	6,467,950	8.84	13,270
Exercisable, December 31, 2012	1,423,235	$8.73	$3,017

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $10.85 and $7.75 of the Company’s common stock on December 31, 2012 and 2011.

Total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 was $10 and nil, respectively.

As of December 31, 2012, there was $27,557 unrecognized stock-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 8.95 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

Additional information on options outstanding as of December 31, 2012 is as follows:

	Options Outstanding as of December 31, 2012			Options Exercisable as of December 31, 2012
Range of average grant date fair value and exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$8.73-$10.65	6,312,950	8.94	$8.75	1,432,235	$8.73
$11.22-$13.35	155,000	9.28	$12.39	0	0.00

Total	6,467,950	8.95	$8.84	1,432,235	$8.73

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. Stock-based compensation expense related to the stock options and stock units are as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$3,306	$1,657	$1,984
Sales and marketing	2,423	1,466	2,107
General and administrative	2,913	2,701	2,774
Research and development	1,189	962	1,134

Total stock-based compensation expense	$9,831	$6,786	$7,999

The total income tax benefit recognized in the statements of operations for stock-based compensation arrangements was $1,069, nil and nil for 2012, 2011, and 2010.

25. Stock Repurchase Program

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

No stock was repurchased by the Company during 2012 and 2010.

All common stock repurchased by the Company has become part of its treasury stock.

26. Related Party Transactions

The Company entered into a one-year car lease agreement and house lease agreements with Linkage Technology Group Co., Ltd (“Linkage Group”) and Nanjing Linkage Technology Group Co., Ltd. Labor Union (“Linkage Labor Union”) in 2011 and entered into two lease agreements for office buildings with Linkage Group in 2012. Linkage Group is controlled by a director, executive officer and principal stockholder of the Company. Pursuant to the agreements, the Company paid approximately $289 and $310 to Linkage Group in 2012 and 2011, respectively.

In addition, the Company entered into a fixed asset transfer agreement with Linkage Group in March 2012, pursuant to which the Company has purchased various fixed assets for an aggregate consideration of $676.

There were no significant balances arising from the above transactions as of December 31, 2012 and 2011.

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

(c) In September 2011, the Company’s VIE Star VATS invested 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd. The remaining 40% of the share capital was recorded as noncontrolling interest.

28. Redeemable Noncontrolling Interest

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

In June 2012, the Company exercised the call option and purchased the remaining 20% equity interest in Hangzhou Zhongbo for a consideration of $1,034. As a result, the Company held 100% equity interest in Hangzhou Zhongbo thereafter.

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the year 2012, the amounts charged to the net income attributable to noncontrolling interests were $2,613, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2011	$385
Net loss	(2,613)
Noncontrolling interest redeemed by parent company	(1,260)
Adjustment to redemption value	0

Balance at December 31, 2012	$(3,488)

29. Segment Information

The Company’s operations are currently organized into five business units by three telecommunication carriers in China, multiple Cable television providers in China, and telecommunication carriers in other countries. In accordance with FASB guidance, each of these five business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The five operating segments are aggregated into one reportable segment because they meet the aggregation criteria of FASB that have same economic characteristics.

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

30. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2012, 2011 and 2010 are presented in the following table.

	Three Months Ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2012
Total revenues	$165,683	$132,221	$126,271	$123,697
Total cost of revenues	97,978	82,889	77,634	75,263
Gross profit	67,705	49,332	48,637	48,434
Total operating expenses	52,658	47,134	46,660	45,923
Income from continuing operations	15,065	3,908	5,325	5,426
Income (loss) from discontinued operations, net of taxes	237	0	(1)	(7)
Net loss attributable to noncontrolling interest	(325)	(711)	(901)	(943)
Net income attributable to AsiaInfo-Linkage, Inc.	15,627	4,619	6,225	6,362
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.21	$0.06	$0.09	$0.09
Diluted	$0.21	$0.06	$0.09	$0.09
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per share attributable to AsiaInfo-Linkage, Inc common stockholders
Basic	$0.21	$0.06	$0.09	$0.09
Diluted	$0.21	$0.06	$0.09	$0.09
Year Ended December 31, 2011
Total revenues	$131,091	$119,226	$116,186	$114,481
Total cost of revenues	76,830	66,929	67,101	62,235
Gross profit	54,261	52,297	49,085	52,246
Total operating expenses	43,377	37,138	34,556	37,238
Income from continuing operations	10,495	12,585	32,253	17,563
Income (loss) from discontinued operations, net of taxes	42	104	(2)	(54)
Net income (loss) attributable to noncontrolling interest	56	(600)	(698)	(331)
Net income attributable to AsiaInfo-Linkage, Inc.	10,481	13,289	32,949	17,840
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24
Diluted	$0.14	$0.18	$0.45	$0.24
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00
Net income per share attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.15	$0.18	$0.45	$0.24
Diluted	$0.14	$0.18	$0.45	$0.24
Year Ended December 31, 2010
Total revenues	$114,380	$110,462	$59,298	$59,243
Total cost of revenues	62,596	63,220	24,858	23,127
Gross profit	51,784	47,242	34,440	36,116
Total operating expenses	35,699	29,783	20,141	23,849
Income from continuing operations	14,705	14,863	13,283	10,877
Income (loss) from discontinued operations, net of taxes	574	1,266	188	(955)
Net loss attributable to noncontrolling interest	(226)	(326)	(435)	(423)
Net income attributable to AsiaInfo-Linkage, Inc.	15,505	16,455	13,906	10,345
Net income per share from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.20	$0.20	$0.29	$0.24
Diluted	$0.20	$0.20	$0.29	$0.23
Net income (loss) per share from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.01	$0.02	$0.00	$(0.02)
Diluted	$0.01	$0.02	$0.00	$(0.02)
Net income per share attributable to AsiaInfo-Linkage, Inc common stockholders
Basic	$0.21	$0.22	$0.29	$0.22
Diluted	$0.21	$0.22	$0.29	$0.21

31. Subsequent Event

On December 28, 2012, the Company entered into a contract to sell Lenovo Computer back to the former shareholders of Lenovo Computer, for a total consideration of US dollars equivalent to RMB 25,000 and presented Lenovo Computer as discontinued operations as of December 31, 2012. On January 18, 2013, the Company received the total consideration related to the disposal.