Form 10-Q
period 2013-03-31
ASIAINFO-LINKAGE, INC
filed 2013-05-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2013 was 72,793,804.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Software products and solutions	$129,473	$114,062
Service	5,866	6,954
Third-party hardware	7,686	2,681

Total revenues	143,025	123,697

Cost of revenues:
Software products and solutions	81,175	68,539
Service	4,912	4,177
Third-party hardware	7,302	2,547

Total cost of revenues	93,389	75,263

Gross profit	49,636	48,434

Operating expenses:
Sales and marketing	18,611	20,348
General and administrative	8,248	7,478
Research and development	19,834	18,097

Total operating expenses	46,693	45,923

Income from operations	2,943	2,511

Other income (expenses), net:
Interest income	2,156	2,397
Dividend income	98	0
Gain from sales of short-term investments	48	2,027
Other expense	(55)	(165)

Total other income, net	2,247	4,259

Income before income tax (benefit) expense, loss on equity method investment and income (loss) from discontinued operations, net of income tax	5,190	6,770

Income tax (benefit) expense	(6,603)	1,344

Income after income tax (benefit) expense before loss on equity method investment and income (loss) from discontinued operations, net of income tax	11,793	5,426

Loss on equity method investment, net of income tax	(271)	0

Income from continuing operations	11,522	5,426

Discontinued operations:
Income from operations of discontinued operations	0	1
Gain on sales of discontinued operations	1,153	0
Income tax expense for discontinued operations	0	8

Income (loss) from discontinued operations, net of income tax	1,153	(7)

Net income	12,675	5,419

Less: Net loss attributable to noncontrolling interest	(1,426)	(943)

Net income attributable to AsiaInfo-Linkage, Inc.	$14,101	$6,362

Earnings per share:
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.18	$0.09

Diluted	$0.18	$0.09

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.19	$0.09

Diluted	$0.19	$0.09

Weighted average shares used in computation:
Basic	72,742,215	72,473,455

Diluted	72,876,950	72,725,554

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$12,675	$5,419
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	1,053	545
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $7 and $304 for the three months ended March 31, 2013 and 2012, respectively	(41)	(1,723)
Net unrealized gain on available-for-sale securities, net of tax effects of ($112) and ($100) for the three months ended March 31, 2013 and 2012, respectively	523	294

Other comprehensive income (loss)	1,535	(884)

Comprehensive income	14,210	4,535

Less: Comprehensive loss attributable to noncontrolling interest	(1,426)	(943)

Comprehensive income attributable to AsiaInfo-Linkage, Inc.	$15,636	$5,478

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$253,565	$273,520
Restricted cash	39,404	39,639
Short-term investments – available-for-sale securities	26,089	27,928
Short-term investments – held-to-maturity securities	12,762	12,728
Accounts receivable (net of allowances of $4,408 and $2,999 as of March 31, 2013 and December 31, 2012, respectively)	292,293	285,695
Inventories	48,170	24,107
Other receivables	6,562	6,504
Deferred income tax assets – current	5,572	5,559
Income taxes recoverable	9,005	0
Prepaid expenses and other current assets	7,322	8,311

Total current assets	700,744	683,991

Long-term investments	7,766	5,936
Property and equipment, net	22,882	19,104
Other acquired intangible assets, net	111,734	121,529
Deferred income tax assets – non-current	2,560	2,560
Goodwill	433,566	433,545
Land use right, net	14,247	14,326
Other non-current assets	1,399	1,332

Total assets	$1,294,898	$1,282,323

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$77,942	$78,079
Accrued expenses	26,072	28,065
Deferred revenue	37,790	40,491
Accrued employee benefits	74,734	76,803
Other payables	5,446	5,270
Income taxes payable	6,166	6,875
Other taxes payable	12,563	10,305
Deferred income tax liabilities – current	1,690	1,565

Total current liabilities	242,403	247,453

Unrecognized tax benefits	2,483	1,703
Deferred income tax liabilities – non-current	17,928	17,928
Other long term liabilities	387	387

Total liabilities	263,201	267,471

Redeemable noncontrolling interest	(4,342)	(3,488)
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 78,946,911 shares and 78,865,818 shares issued as of March 31, 2013 and December 31, 2012, respectively; 72,780,411 shares and 72,699,318 shares outstanding as of March 31, 2013 and December 31, 2012, respectively)	790	789
Additional paid-in capital	861,345	858,711
Treasury stock, at cost (6,166,500 shares as of March 31, 2013 and December 31, 2012, respectively)	(87,746)	(87,746)
Retained earnings	193,159	179,058
Statutory reserve	22,050	22,050
Accumulated other comprehensive income	46,685	45,150

Total AsiaInfo-Linkage, Inc. stockholders’ equity	1,036,283	1,018,012

Noncontrolling interest	(244)	328

Total equity	1,036,039	1,018,340

Total liabilities, redeemable noncontrolling interest and equity	$1,294,898	$1,282,323

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$12,675	$5,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	585	1,055
Stock-based compensation expense	2,444	2,425
Amortization of other acquired intangible assets	9,795	10,375
Amortization of land use right	74	74
Loss (gain) on disposal of property and equipment	19	(109)
Gain from sales of available-for-sale securities	(48)	(2,027)
Loss on equity method investment	271	0
Provision of allowance for doubtful accounts	1,401	658
Gain on sale of discontinued operations	(1,153)	0
Changes in operating assets and liabilities:
Accounts receivable	(7,999)	(20,427)
Inventories	(24,063)	(2,872)
Other receivables	(51)	(550)
Deferred income taxes	6	2
Income taxes recoverable	(9,005)	0
Prepaid expenses and other current assets	967	(6,616)
Accounts payable	(137)	15,097
Accrued expenses	(1,993)	5,827
Deferred revenue	(2,701)	(197)
Accrued employee benefits	(2,069)	(2,908)
Other payables	242	925
Other taxes payable	2,258	2,714
Income taxes payable	70	980

Net cash (used in) provided by operating activities	(18,412)	9,845

Cash flows from investing activities:
Decrease in restricted cash	235	1,425
Proceeds from sales of available-for-sale securities	2,540	10,574
Purchases of property and equipment	(4,568)	(3,915)
Proceeds from disposal of property and equipment	6	10
Employee housing loans granted	(44)	0
Purchase of long-term investment	(2,100)	0
Proceeds from disposal of discontinued operations	1,153	0

Net cash (used in) provided by investing activities	(2,778)	8,094

Cash flows from financing activities:
Proceeds from exercise of stock options	185	13

Cash provided by financing activities	185	13

Effect of exchange rate changes on cash and cash equivalents	1,050	584

Net (decrease) increase in cash and cash equivalents	(19,955)	18,536

Cash and cash equivalents at beginning of period	273,520	272,438

Cash and cash equivalents at end of period	$253,565	$290,974

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(U.S. dollars in thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Net income	0	0	0	0	32,833	0	0	32,833	(2,880)	29,953
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	2,613	2,613
Statutory reserve	0	0	0	0	(302)	302	0	0	0	0
Other comprehensive income	0	0	0	0	0	0	(1,974)	(1,974)	0	(1,974)
Stock option exercises	132,988	1	260	0	0	0	0	261	0	261
Restricted stock units vesting	136,109	2	(1)	0	0	0	0	1	0	1
Stock-based compensation (stock options)	0	0	8,077	0	0	0	0	8,077	0	8,077
Stock-based compensation (restricted stock units)	0	0	1,754	0	0	0	0	1,754	0	1,754
Excess tax benefit from stock-based compensation	0	0	1,069	0	0	0	0	1,069	0	1,069

Balance at December 31, 2012	72,699,318	$789	$858,711	$(87,746)	179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2013	72,699,318	$789	$858,711	$(87,746)	$179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340
Net income (loss)	0	0	0	0	14,101	0	0	14,101	(1,426)	12,675
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	854	854
Other comprehensive income	0	0	0	0	0	0	1,535	1,535	0	1,535
Stock option exercises	23,014	0	191	0	0	0	0	191	0	191
Restricted stock units vesting	58,079	1	(1)	0	0	0	0	0	0	0
Stock-based compensation (stock options)	0	0	2,007	0	0	0	0	2,007	0	2,007
Stock-based compensation (restricted stock units)	0	0	437	0	0	0	0	437	0	437

Balance at March 31, 2013	72,780,411	$790	$861,345	$(87,746)	$193,159	$22,050	$46,685	$1,036,283	$(244)	$1,036,039

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of March 31, 2013, final amounts may differ from these estimates.

In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending December 31, 2013.

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

No assets of the Company’s consolidated VIEs are collateral for such VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of March 31, 2013 and December 31, 2012, respectively, there were $3,137 and $3,222 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Accounting Pronouncements

Newly adopted accounting pronouncements

In December 2011, the Financial Accounting Standard Board (the “FASB”) issued an authoritative pronouncement related to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB further clarifies that ordinary trade receivables and receivables are not in the scope of the authoritative pronouncement and the pronouncement applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued an authoritative pronouncement related to reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements.

The guidance will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The guidance applies to all public and private companies that report items of other comprehensive income. Public companies are required to comply with the guidance for all reporting periods (interim and annual) effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company has adopted this guidance on January 1, 2013 and has presented the relevant details in the notes to the financial statements.

Recent accounting pronouncements not yet adopted

In February 2013, the FASB issued an authoritative pronouncement related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance addresses the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this pronouncement is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the guidance in this pronouncement) and should disclose that fact. Early adoption is permitted. The Company is in the process of evaluating the effect of adoption of this guidance on the Company’s consolidated financial statements.

In March 2013, the FASB issued an authoritative pronouncement related to parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For an equity method investment that is a foreign entity, the partial sale guidance still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the guidance clarifies that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity’s fiscal year of adoption. The Company is in the process of evaluating the effect of adoption of this guidance on the Company’s consolidated financial statements.

2. FINANCIAL INSTRUMENTS

Financial instruments consist of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable and recoverable, other taxes payable and long-term investments.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	March 31, 2013	December 31, 2012
Cash	$98,164	$101,642
Cash equivalents:
Money market funds	119,031	148,332
Seven-day notice deposits	2,074	0
Others	34,296	23,546

Total cash and cash equivalents	$253,565	$273,520

4. SHORT-TERM INVESTMENTS

Short-term investments consist of available-for-sale securities and held-to-maturity securities. As of March 31, 2013 and December 31, 2012, the Company did not hold trading securities.

As of March 31, 2013 and December 31, 2012, the Company’s held-to-maturity securities were carried at cost of $12,762 and $12,728, respectively. The held-to-maturity securities are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature, which are within one-year maturity period.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds and corporate convertible notes issued by major financial institutions or companies. The available-for-sales-securities have no contractual maturity dates and the Company can sell the investments at any time at the Company’s decision.

	March 31, 2013				December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$24,564	$1,525	$0	$26,089	$26,090	$938	$0	$27,028
Corporate convertible notes	0	0	0	0	900	0	0	900

Total	$24,564	$1,525	$0	$26,089	$26,990	$938	$0	$27,928

The following table provides additional information on the realized gains of the sale of available-for-sale securities during the three-month periods ended March 31, 2013 and 2012, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended March 31,
	2013			2012
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$2,540	$2,492	$48	$10,574	$8,547	$2,027

Total	$2,540	$2,492	$48	$10,574	$8,547	$2,027

The Company reported no impairment loss for its available-for-sale securities or held-to-maturity securities for the three-month periods ended March 31, 2013 or 2012.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of March 31, 2013 and December 31, 2012, including amounts attributable to the IBM-Type Arrangements, were as follows:

	March 31, 2013			December 31, 2012
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$10,351	$101,822	$112,173	$17,656	$87,830	$105,486
Unbilled accounts receivable	27,169	153,887	181,056	37,069	141,993	179,062
Bank acceptance drafts	0	1,666	1,666	0	1,684	1,684
Commercial acceptance drafts	0	1,806	1,806	0	2,462	2,462
Less: allowance for doubtful accounts	(235)	(4,173)	(4,408)	(291)	(2,708)	(2,999)

Total accounts receivable, net	$37,285	$255,008	$292,293	$54,434	$231,261	$285,695

6. INVENTORIES

The components of inventories, net as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Deferred costs	$12,365	$10,857
Finished goods	35,805	13,250

Total	$48,170	$24,107

Deferred costs represent the costs incurred for the implementation phases of the projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 years system implementation periods. The deferred costs are to be reimbursed after the successful launch of the system, and were capitalized as inventories and expected to be transferred to cost of revenues upon revenue recognition.

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

(d) On June 20, 2012, the Company’s VIE Beijing Star VATS Technologies, Inc. (“Beijing Star VATS”) entered into an investment agreement with Beijing Naomi Technology Limited (“Naomi”), which provides personalized internet-based product recommendations based on customers’ on-line purchasing patterns. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,898 in Naomi in two tranches. The first tranche totaling $947 was paid to Naomi in July 2012. The second tranche may be paid to Naomi upon its achievement of certain operational targets, if Beijing Star VATS then elects to invest, in its sole discretion.

The Company has adopted the equity method to recognize the investment as the Company, which holds a 40% voting interest in Naomi, is able to exercise significant influence over the operating and financial policies of Naomi. The Company has recognized a loss on equity method investment in the amount of $271 for the three-month period ended March 31, 2013.

(e) On January 28, 2013, the Company acquired 9,566,716 Series A-1 Preferred Shares of GEO Holdings Ltd.(“GEO”), for a total cash consideration of $2,100 representing a 6.89% of GEO’s issued and outstanding voting share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of GEO, the Company uses the cost method of accounting to record its investment in GEO.

8. GOODWILL

The changes in the carrying amount of goodwill during the three months ended March 31, 2013 were as follows:

Amount
Gross amount:
Beginning balance at January 1, 2013:	$460,045
Exchange differences	23

Ending balance at March 31, 2013:	460,068

Accumulated impairment loss:
Beginning balance at January 1, 2013:	(26,500)
Exchange differences	(2)

Ending balance at March 31, 2013:	(26,502)

Goodwill, net at March 31, 2013	$433,566

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The carrying amounts of the components of other acquired intangible assets, net as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
	Gross		Foreign exchange difference	Net	Gross		Foreign exchange difference	Net
	carrying amount	Accumulated amortization		carrying amount	carrying amount	Accumulated amortization		carrying amount
Core technologies	$45,931	$(22,315)	$0	$23,616	$45,931	$(20,498)	$0	$25,433
Trade names and trademarks	21,037	(3,331)	0	17,706	21,037	(3,059)	0	17,978
Contract backlogs	12,474	(12,486)	12	0	12,474	(12,480)	12	6
Customer lists	131	(143)	12	0	131	(143)	12	0
Customer relationships	117,755	(51,596)	311	66,470	117,755	(47,287)	311	70,779
Distribution networks	870	(870)	0	0	870	(870)	0	0
Software	1,721	(1,884)	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(862)	25	412	1,249	(810)	25	464
Corporate business agency agreements	2,037	(1,825)	5	217	2,037	(1,695)	5	347
Existing technology	38,500	(35,187)	0	3,313	38,500	(31,978)	0	6,522

	$241,705	$(130,499)	$528	$111,734	$241,705	$(120,704)	$528	$121,529

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of March 31, 2013 are expected to be as follows:

Nine-month period ended December 31, 2013	$22,809
2014	23,448
2015	21,130
2016	14,950
2017 and thereafter	29,397

$111,734

10. LAND USE RIGHT, NET

From 2009, the Company completed the process to obtain a land use right for a piece of land in Beijing, on which the Company plans to construct a building for use as its new corporate headquarters. In October 2009, the Company entered into an agreement with Zhongguancun Software Park Development Co., Ltd. (“ZSPD”), pursuant to which ZSPD agreed to develop the land in preparation for construction of the building, for an aggregate consideration of approximately $10,777, of which $10,000 was paid in years 2009 and 2010 and $777 was paid in 2011.

In connection with the agreement with ZSPD, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain the land use right with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire the land use right, with a 50-year term, for a consideration of approximately $2,870, plus a related local levy of $111, paid in June and August 2011, respectively.

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,739 after an exchange rate effect of $981, as a payment for land use right. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of March 31, 2013, the land use right amounted to $14,247, which was the cost less the accumulated amortization of $564 and plus an exchange rate gain of $72.

11. OTHER NON-CURRENT ASSETS

In 2012, the Company launched an employee housing loan program which provides non-interest bearing loans to qualified employees with a five-year term. As of March 31, 2013, the total amount of loans granted under the program was $1,655, and the loans due in more than one year classified in other non-current assets were $1,399.

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,976 and $3,427, and commercial acceptance drafts payable of $89 and $139 as of March 31, 2013 and December 31, 2012, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

As of March 31, 2013 and December 31, 2012, the Company’s accounts payable balance related to the IBM-Type Arrangements was $63,421 and $63,148, respectively, under which the Company is contractually obligated to pay its vendors only when its customers pay the Company.

13. CREDIT FACILITIES

As of March 31, 2013, the Company had credit facilities for working capital purposes totaling $150,723 expiring on various dates up to March 2014, which were secured by bank deposits of $33,546. As of March 31, 2013, unused credit facilities were $122,007 and used credit facilities totaled $28,716. The credit facilities were used to cover issuance of standby letters of credit for customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

As of December 31, 2012, the Company had credit facilities for working capital purposes totaling $150,480 expiring on various dates up to March 2014, which were secured by bank deposits of $33,482. As of December 31, 2012, unused credit facilities were $122,802 and used credit facilities totaled $27,678. The credit facilities were used to cover issuance of standby letters of credit to customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $5,858 and $6,157 for the issuance of certain standby letters of credit and bank acceptance drafts, as of March 31, 2013 and December 31, 2012, respectively. Therefore, total bank deposits of $39,404 and $39,639 were presented as restricted cash in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $1,763 and $2,062 for the three months ended March 31, 2013 and 2012, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes (benefit) expense from continuing operation computed by applying the U.S. federal tax rate to income before income taxes and the actual provision for income taxes was as follows:

	Three Months Ended March 31,
	2013	2012
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(26%)	(30%)
Subpart F income inclusion	4%	6%
Stock-based compensation	3%	5%
Tax effect due to reduced rate granted for 2011 and 2012	(162%)	0
Effect of change in repatriation of foreign earnings of certain subsidiaries	14%	0
Change in valuation allowance	0	4%
Others	5%	0

	(127%)	20%

The tax rate for the three months ended March 31, 2013 was lower than that of the same period in 2012 mainly because two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage-AsiaInfo Technologies (Nanjing), Inc., (“Linkage Nanjing”) recognized the tax benefit of 2011 and 2012 Key Software Enterprise (“KSE”) status upon receiving the Chinese government’s approval this quarter. Pursuant to the relevant rules, a company with KSE status could apply a reduced income tax rate of 10%. These entities applied for this status for 2011 and 2012 and received approvals this quarter. Thus, the tax benefit was reflected in the three months ended March 31, 2013. Total income taxes recoverable related to reduced income tax rate granted was $9,005 as of March 31, 2013. Meanwhile, the Company has accrued for PRC withholding taxes for Lenovo-AsiaInfo Technologies, Inc. (“LA”) regarding the repatriation of LA’s earnings to its BVI located parent company in the three months ended March 31, 2013, there is no US tax impact and will not change the Company’s intension that the earnings from the foreign operations will be permanently reinvested except to the extent the US taxes have been paid on certain earnings such as subpart F income.

Aggregate undistributed earnings of approximately $318,615 on March 31, 2013 of the Company’s PRC subsidiaries and VIEs that are available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position regarding recognition of uncertain tax benefit in the three months ended March 31, 2013, the movement in the unrecognized tax benefit was mainly due to the true up with relevant to AIBJ’s rate change for 2011 and 2012. The Company’s various tax years from 2003 to 2012 remain open in these taxing jurisdictions.

16. STOCK-BASED COMPENSATION

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

The Option Plans as of March 31, 2013 and activities during the three months ended March 31, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2013	200,248	$5.41
Forfeited	(500)	3.42
Exercised	(2,582)	5.21

Outstanding, March 31, 2013	197,166	$5.42	$1,272

Exercised and expected to exercise, March 31, 2013	197,166	5.42	1,272
Exercisable, March 31, 2013	197,166	$5.42	$1,272

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.87 per share of the Company’s common stock on the last trading day in the Company’s first fiscal quarter of 2013 (March 28, 2013).

Total intrinsic value of options exercised for each of the three months ended March 31, 2013 and 2012 was $16 and $32, respectively.

As of March 31, 2013, although there was no unrecognized stock-based compensation cost relating to the Option Plans, the Option Plans still had unexercised options, which are expected to be exercised over a weighted-average vesting period of 1.26 years.

2005 Stock Incentive Plan – Restricted Stock Units (RSUs)

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

RSUs under the 2005 Plan as of March 31, 2013 and activities during the three months ended March 31, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	41,850	$22.60
Vested	(10,700)	24.52

Restricted stock units unvested at March 31, 2013	31,150	$21.95

Total intrinsic values of RSUs vested for the three months ended March 31, 2013 and 2012 were $117 and $293, respectively.

As of March 31, 2013, there was $488 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.83 years. To the extent the actual forfeiture rate is different from the original estimate, actual stock-based compensation cost related to these awards may be different from the expectation.

2008 Stock Incentive Plan – Performance-based Restricted Stock Units (PSUs)

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

As of March 31, 2013, an aggregate of 1,689,400 PSUs granted under the 2008 Plan had fully vested based on certain performance criteria or been forfeited.

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

RSUs under 2011 Plan

As of March 31, 2013, 235,367 RSUs were granted under the 2011 Plan. Each RSU represents a contingent right to receive one share of common stock. Some awards vest in two equal installments on the 6-month and 12-month anniversaries of the grant date, and the other awards vest on annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

RSUs under the 2011 Plan as of March 31, 2013 and activities during the three months ended March 31, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	137,758	$12.86
Vested	(47,379)	10.92

Restricted stock units unvested at March 31, 2013	90,379	$13.88

The total intrinsic value of RSUs vested for the three months ended March 31, 2013 and 2012 was $526 and $491, respectively.

As of March 31, 2013, there was $899 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.78 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved the grant of stock options to the Company’s executive officers and employees.

Stock Options under 2011 Plan

Stock options under 2011 Plan as of March 31, 2013 and activities during the three months ended March 31, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2013	6,467,950	$8.84
Granted	28,000	11.02
Exercised	(20,475)	8.73
Forfeited	(43,650)	8.73

Outstanding, March 31, 2013	6,431,825	$8.85	$19,550

Exercised and expected to exercise, March 31, 2013	6,431,825	8.85	19,550
Exercisable, March 31, 2013	1,416,760	$8.77	$4,408

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.87 per share of the Company’s common stock on the last trading day in the Company’s first fiscal quarter of 2013 (March 28, 2013).

Total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $57 and nil, respectively.

As of March 31, 2013, there was $25,677 of unrecognized stock-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 8.71 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to the stock options and stock units were as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$835	$851
Sales and marketing	620	590
General and administrative	720	684
Research and development	269	300

Total stock-based compensation expenses	$2,444	$2,425

17. FAIR VALUE MEASUREMENTS

Measured on recurring basis

The Company measured the cash equivalents and the short-term investments – available-for-sale securities at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

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

The Company did not have Level 2 investments as of March 31, 2013 and December 31, 2012.

The Company did not have Level 3 investments as of March 31, 2013. The Level 3 investments as of December 31, 2012 were convertible promissory notes issued by GEO. The notes bore an annual interest rate of 8% after 90 days of the issuing date, and were due and paid to the purchaser or may be converted into shares of the Company’s Series A Preferred Shares or other similar equity securities, upon execution of such securities purchase and sales agreements.

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

The available-for-sale securities measured and recorded at fair value as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$26,089	$0	$0	$26,089	$27,028	$0	$0	$27,028
Corporate convertible notes	0	0	0	0	0	0	900	900

Total	$26,089	$0	$0	$26,089	$27,028	$0	$900	$27,928

The following table presents changes in Level 3 investments measured on a recurring basis for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$900	$10,985
Purchases	0	0
Redemption	(900)	(8,547)
Realized gain	0	(2,027)
- Included in other income	0	(40)
- Included in other comprehensive income	0	(1,987)
Unrealized loss	0	0
Exchange difference	0	(2)

Ending balance	$0	$409

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

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended March 31,
	2013	2012
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income from continuing operations, net of taxes	$12,948	$6,369
Income from discontinued operations, net of taxes	1,153	(7)

Net income	$14,101	$6,362

Shares (denominator):
Weighted average common stock outstanding
Basic	72,742,215	72,473,455
Dilutive effect of employee stock options and restricted stock units	134,735	252,099

Diluted	72,876,950	72,725,554

Earnings per share
Net income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.18	$0.09

Diluted	$0.18	$0.09

Net income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Net income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.19	$0.09

Diluted	$0.19	$0.09

The Company had 6,493,475 and 6,486,143 common stock options outstanding for the three month periods ended March 31, 2013 and 2012, respectively, which could potentially dilute earnings per share (“EPS”) in the future, but were excluded in the computation of diluted EPS in those periods, as their exercise prices were above the average market values in such periods.

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and 2012 respectively:

	Three Months Ended March 31, 2013
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(405)	$45,555	$45,150
Other comprehensive income before reclassifications	523	1,053	1,576
Amounts reclassified out of accumulated other comprehensive income	(41)	0	(41)

Net current-period other comprehensive income	482	1,053	1,535

Ending balance	$77	$46,608	$46,685

	Three Months Ended March 31, 2012
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$2,211	$44,913	$47,124
Other comprehensive income before reclassifications	294	545	839
Amounts reclassified out of accumulated other comprehensive income	(1,723)	0	(1,723)

Net current-period other comprehensive income	(1,429)	545	(884)

Ending balance	$782	$45,458	$46,240

The following table presents the reclassification out of accumulated other comprehensive income for the three months ended Mar 31, 2013 and 2012 respectively:

	Three Months Ended March 31
	Before Tax		Tax Effect		Net of Tax
	2013	2012	2013	2012	2013	2012
Net unrealized gain on investment securities:

Net unrealized gain arising during the period	635	394	112	100	523	294
Less: reclassification adjustment for gain realized in net income	48	2,027	7	304	41	1,723

Net unrealized gain (loss) on investment securities	587	(1,633)	105	(204)	482	(1,429)

20. GOVERNMENT SUBSIDIES

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies. Subsidies are recognized in the Company’s financial statements once the approvals are obtained from the relevant government authorities and the Company has the right to receive the subsidies.

If the subsidy is granted in connection with a specific project, it would be recorded as a reduction to cost of revenues. Otherwise, the subsidy is recorded as other operating income. For the three-month periods ended March 31, 2013 and 2012, the Company recognized government subsidies as a reduction to costs of revenues of $0 and $1,891, respectively, and government subsidies in other operating income of nil and nil, respectively.

21. SEGMENT INFORMATION

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

22. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use right for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $19,902 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

In November 2011, the Company entered into a software purchase agreement with IBM, through which the Company is committed to purchase software from IBM and is expected to be paid from 2012 to 2014. As of March 31, 2013, the Company committed to purchase software from IBM amounting to $3,190. The committed purchase amounts are $1,595 and $1,595 for the next two years respectively.

Litigation

In October 2012, a putative stockholder of the Company filed a civil action, derivatively on behalf of the Company, against the members of the board of directors and certain officers. The action was filed in the United States District Court for District of Delaware. The plaintiff asserted claims for breach of fiduciary duty, corporate waste, and unjust enrichment in connection with grants of stock options allegedly made in an amount that violates purported limitations set forth in the 2011 Plan. The plaintiff requested rescission of the option grants in question, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. In January 2013, the Company and the individual defendants filed various motions to dismiss the action, and briefing on the motion was filed in March and April 2013. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results will not have a material effect on its consolidated financial condition, results or operations, or cash flows.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the three months ended March 31, 2013, the amount charged to net income attributable to noncontrolling interests was $854, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at December 31, 2012	$(3,488)
Net loss	(854)
Adjustment to redemption value	0

Balance at March 31, 2013	$(4,342)

25. SUBSEQUENT EVENTS

On June 20, 2012, the Company’s VIE Beijing Star VATS entered into an investment agreement with Naomi. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,898 in Naomi in two tranches. The first tranche totaling $947 was paid to Naomi in July 2012. In April 2013, the second tranche totaling $951 was paid to Naomi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the statements contained in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Private Securities Litigation Reform Act of 1995, or the Reform Act, contains certain safe harbors regarding forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions and beliefs with respect to our growth, our operating results, the nature of the industry in which we are engaged, our business strategies and plans for future operations, our needs for capital expenditures, capital resources and liquidity, and similar expressions concerning matters that are not historical facts. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of obtaining the benefits of the safe harbor provisions of the Reform Act. The factors that could cause actual results to differ materially include, but are not limited to, the factors discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2012 and in the reports we file with the U.S. Securities and Exchange Commission, or the SEC, from time to time.

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

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we won new contracts from customers in Southeast Asia, including Malaysia, Nepal and others, after an detailed selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. In June 2012, we opened our first European based sales office in Cambridge, United Kingdom as part of our ongoing initiative to expand operations across Europe, Middle East and Africa (EMEA) markets. In 2013, we plan to continue to expand our international business through both our Southeast Asia offices and our European office by signing new telecommunication carrier customers and by providing additional software and services to current customers.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$63,666	45%	$64,831	52%
China Unicom	43,612	30%	33,957	28%
China Telecom	25,347	18%	22,330	18%

Total	$132,625	93%	$121,118	98%

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

Recent Developments

On January 20, 2012, we announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited, or Power Joy, a wholly owned subsidiary of CITIC Capital China Partners II, L.P., pursuant to which Power Joy proposed to acquire all of our outstanding shares of common stock in cash at a price that represents a premium over the stock price. A special committee of the board of directors, or the Special Committee, was formed to consider the proposal and any potential alternative transactions. The Special Committee retained Shearman & Sterling LLP as its legal counsel and Goldman Sachs (Asia) L.L.C. as its financial advisor to assist it in consideration of such matters. On March 26, 2012, we announced that the Special Committee would solicit interest from, and engage in discussions with, other potential qualified interested parties regarding a potential transaction involving us, and to evaluate any proposals it receives. However, there can be no assurance that any definitive offer will ultimately be made, that any agreement will be executed, or that any transaction will be approved or consummated.

On January 29, 2013, we announced the successful implementation of our Veris Billing system for the Code Division Multiple Access, or CDMA, network of Nepal Doorsanchar Company Limited, or Nepal Telecom, the largest telecommunications operator in Nepal. This first phase of what is a comprehensive software upgrade for Nepal Telecom was completed within four months from the start of the project and provided fully convergent billing and real-time online charging for pre-paid and postpaid subscribers on the carrier’s CDMA network.

On February 5, 2013, we announced that our advanced Veris suite of Business Support Systems and solutions are available in the markets of Europe, the Middle East and Africa. Our comprehensive Veris portfolio, which is already deployed in Asia, includes the core solutions of Veris Billing, Veris CRM and Veris BI. These products, and some of their industry-leading individual components, can be deployed as standalone modules or as complete, pre-integrated solutions.

On April 8, 2013, we announced that two of our subsidiaries in China, AsiaInfo-Linkage Technologies (China), Inc., or AIBJ and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing had been formally granted Key Software Enterprise, or KSE, status under China’s Enterprise Income Tax Law. As a result, AIBJ and Linkage Nanjing became eligible for a preferential corporate income tax rate of 10% for the years 2011 and 2012. KSE status is currently granted every two years after formal government review. We applied for KSE status on behalf of AIBJ and Linkage Nanjing in October of 2012, when the relevant PRC tax authorities released the application requirements for the years 2011 and 2012. As there had been no guarantee that KSE status would ultimately be granted, we had previously used a rate of 15% in computing the 2011 and 2012 taxes for both AIBJ and Linkage Nanjing.

Revenues

We recognize revenue pursuant to the requirements of the Financial Accounting Standards Board , or the FASB, Accounting Standards Codification, or the ASC, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, and other applicable revenue recognition guidance and interpretations.

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

Software products and solutions revenue. Revenues of software licenses and related services, including implementation, customization and integration, PCS, training and consulting, are recognized using the percentage of completion method over the service period based on the relationship of costs already incurred to the total estimated costs to be incurred because such customer orders require significant production, modifications, or customization of the software. For China projects we consider total project costs (labor costs and other related costs) in calculating the percentage of completion and recognize cost of sales on an actual basis with no deferral of project costs, including pre-contract costs. Software arrangements with significant production, modifications, or customization are sold with bundled third-party hardware and PCS services. Because PCS services have never been sold separately in these arrangements, they do not have stand-alone fair value or vendor-specific objective evidence, or VSOE, of fair value. The percentage of completion method of revenue recognition is therefore applied to the period from the start of the significant production, modifications, or customization through the last element delivered, which is typically the end of the bundled PCS services period. Revisions in estimated contract costs are made in the period in which the circumstances requiring the revision become known. Provisions, if any, are made currently for anticipated losses on uncompleted contracts. For certain projects outside of China, we defer revenue and cost until the revenue recognition criteria have been met.

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

	Three Months Ended March 31,
	2013	2012
Revenues net of hardware costs:
Software products and solutions revenue	$129,473	$114,062
Service revenue	5,866	6,954
Third-party hardware revenue net of hardware costs	384	134

Total revenues net of hardware costs	135,723	121,150
Total hardware costs	7,302	2,547

Total revenues	$143,025	$123,697

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

Sales and marketing expenses include compensation expenses for employees in our sales and marketing departments, third-party advertising expenses, marketing events, sales commissions and sales consulting fees, as well as the depreciation and amortization expenses allocated to our sales and marketing departments.

R&D expenses relate to the development of new software and the modification of existing software. We expense such costs as they are incurred.

General and administrative expenses include compensation expenses for employees in our general and administrative departments, third-party professional services fees, and the depreciation expenses allocated to our general and administrative departments.

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

Pursuant to implementation and transition rules related to the EIT Law, certain of our subsidiaries in China may enjoy a 15% preferential tax rate if they are qualified as High-and-New Technology Enterprises, or HNTE, while other of our subsidiaries and VIEs became subject to the 25% income tax rate. HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process in order to renew its HNTE status. We received HNTE certification for AsiaInfo-Linkage Technologies (China), Inc., or AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage-AsiaInfo Technologies (Nanjing), Inc., or Linkage Nanjing, at the end of 2011 and the beginning of 2012, respectively, which allows those companies to compute tax at a reduced 15% tax rate from January 1, 2011 until December 31, 2013. As such, we computed tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing for the estimated annual effective tax rate of 2013.

AIBJ and Linkage Nanjing were approved as Key Software Enterprises, or KSEs, and were eligible for a further reduction in their tax rate to 10% for 2011 and 2012. AIBJ and Linkage Nanjing will apply for 2013 KSE status once the government authorities in charge release the application requirements. As such, we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

Sales of hardware procured in China are subject to a 17% value added tax, or VAT. Most of our sales of hardware procured outside of China are made through our U.S. parent company, AsiaInfo-Linkage, Inc., or one of its subsidiaries, Hong Kong AsiaInfo-Linkage Technologies Ltd., and thus are not subject to the VAT. We effectively pass VAT on hardware sales through to our customers and do not include VAT in revenue reported in our financial statements. Companies that develop their own software and register the software with relevant authorities in China are generally entitled to a VAT refund. If the net amount of the VAT payable exceeds 3% of software sales and software-related services, the excess portion of the VAT is refundable immediately. The policy was extended by a new tax circular issued in January 2011. The benefit of the VAT rebate is included in software revenue. Historically, the VAT refund received has not been taxable for income tax purposes as long as the refund is used for R&D activities. However, according to a tax circular issued by the PRC State Administration of Taxation in 2009, although the VAT refund would remain non-taxable, all the expenses associated with the refund are not tax deductible for income tax purposes. This circular also stipulates that any VAT refund not spent within the five-year period following its receipt must be added back to taxable income in the sixth year. In accordance with instructions from certain local tax jurisdictions, we report VAT refund as taxable income in calculating our income tax provision for certain years.

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

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S. .

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we need to settle transactions in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and otherwise appropriate. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2013.

As of March 31, 2013, approximately 91.1%, or $267.0 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.4%, or $24.6 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of March 31, 2013, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.2689, compared to the rate of US$1.00=RMB6.2943 as of March 31, 2012.

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

AIBJ and Linkage Nanjing were KSEs eligible for a 10% tax rate for 2011 and 2012. AIBJ and Linkage Nanjing will apply for 2013 KSE status once the government authorities in charge release the application requirements. As such, we have computed our current quarterly taxes based on the tax rate of 15% for both AIBJ and Linkage Nanjing.

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

In September 2011, the FASB issued an authoritative pronouncement related to testing goodwill for impairment. The guidance permits us to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is then tested following a two-step process. The first step compares the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. We did not believe that the fair value of our reporting unit would clearly be in excess of its carrying value in the first quarter of 2013. Therefore, we chose not to perform the qualitative assessment but directly performed the two-step goodwill impairment test.

As of December 31, 2012, the estimated fair value of the reporting unit was 8% in excess of its carrying value. As of March 31, 2013, there was no material decrease in the estimated fair value of the reporting unit, and there was also no material decrease in the excess of the estimated fair value over its carrying value.

We recognized no impairment loss on goodwill in the first quarter of 2013 and 2012.

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

Construction in progress primarily represents the cost to build the property and equipment. In addition to cost under the construction contracts and external cost directly related to the construction of such property and equipment, including equipment installation and shipping costs, are capitalized. Depreciation is recorded when the property and equipment are ready for their intended use. As of March 31, 2013, the construction in progress was $15,417.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of the declines were other-than-temporary. We determined that there were no fair value declines in long-term and short-term investments, and thus made no provision for impairment losses, in the first quarter of 2013 and 2012, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $143.0 million for the three-month period ended March 31, 2013, representing a 15.6% increase over the same period in 2012 and a 13.7% decrease sequentially. The year-over-year increase was primarily the result of healthy demand from China’s three telecom carriers while the sequential decrease was mainly due to seasonality of our business as the carriers determined their billing and CRM software requirements for the rest of the year, as well as to the overall slowdown associated with China’s Lunar New Year celebrations.

Software products and solutions revenue was $129.5 million for the three-month period ended March 31, 2013, representing an increase of 13.5% over the comparable period in 2012 and a 10.9% sequential decrease. The year-over-year increase was primarily attributable to a 32.7% increase in revenue from China Unicom and its provincial subsidiaries and an 18.0% increase in revenue from China Telecom and its provincial subsidiaries. The sequential decrease was primarily attributable to a 25.0% decrease in revenue from China Mobile and its provincial subsidiaries.

Service revenue was $5.9 million for the three-month period ended March 31, 2013, representing a decrease of 15.6% over the comparable period in 2012 and a 37.3% sequential decrease. The year-over-year decrease was primarily attributable to a 13.6% decrease in revenue from China Mobile and its provincial subsidiaries and a 27.2% decrease in revenue from China Unicom and its provincial subsidiaries. The sequential decrease was primarily attributable to a 44.2% decrease in revenue from China Mobile and its provincial subsidiaries and a 55.0% decrease in revenue from China Telecom and its provincial subsidiaries.

Third-party hardware revenue was $7.6 million for the three-month period ended March 31, 2013, representing a year-over-year increase of 186.7% and a sequential decrease of 30.4%. Third-party hardware revenue, which represented 5.4% of our total revenues in the three-month period ended March 31, 2013, is not our business focus and is dependent on the changing demands of our Chinese telecom carriers on a contract-by-contract basis.

During the first quarter of 2013, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 92.7% of our total revenue, with China Mobile, China Unicom, and China Telecom representing 44.5%, 30.5% and 17.7%, respectively.

Cost of revenues. Our cost of revenues was $93.4 million for the three-month period ended March 31, 2013, representing an increase of 24.1% over the comparable period in 2012. Cost of revenues for the three-month period ended March 31, 2013 decreased 4.7% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily attributable to an increase in employee compensation, which was mainly due to the hiring of approximately 1,070 additional implementation engineers, as well as general wage inflation.

Gross profit margin. Our gross profit margin for the three-month period ended March 31, 2013 was 34.7%, compared to 39.2% in the comparable period in 2012 and 40.9% in the preceding quarter. The year-over-year decrease in gross margin was primarily attributable to an increase in headcount of approximately 1,070 professionals, including the reclassification of approximately 180 R&D engineers into delivery teams, as well as wage inflation which resulted in increased total compensation costs. The sequential decrease was primarily due to the seasonality of our business with decreased project delivery costs but was partially offset by the reclassification of approximately 180 R&D engineers into delivery teams.

Operating expenses. Our operating expenses were $46.7 million for the three-month period ended March 31, 2013, representing an increase of 1.7% over the comparable period in 2012 and decrease of 11.3% sequentially. The slight year-over-year increase was primarily attributable to increased R&D expenses relating to product development, product standardization, and delivery improvements, which was partially offset by a decrease in sales and marketing expenses. The sequential decrease primarily reflects a decrease in R&D expenses, mainly due to the reclassification of our approximately 180 R&D engineers into delivery teams, as well as a decrease in sales and marketing expenses, mainly due to the seasonality of our business.

Sales and marketing expenses were $18.6 million for three-month period ended March 31, 2013, representing decreases of 8.5% over the comparable period in 2012 and 24.4% sequentially. The year-over-year decrease in sales and marketing expenses was primarily the result of a strengthening of expense controls. The sequential decrease in sales and marketing was mainly due to decreases in total sales commissions of $2.4 million, marketing related events of $3.1 million and amortization of intangible assets related to the Linkage merger of $0.6 million.

General and administrative expenses were $8.3 million for the three-month period ended March 31, 2013, representing an increase of 10.3% over the comparable period in 2012 and a sequential increase of 19.1%. In the first quarter of 2013, we recorded an accrual of allowance for doubtful accounts of $1.4 million, which was an increase of $0.7 million on a year-over-year basis and an increase of $2.2 million on a sequential basis. In the fourth quarter of 2012, we recorded third party professional service expenses of $1.6 million, which partially offset the increase of allowance of doubtful accounts of $2.2 million in the first quarter of 2013.

R&D expenses were $19.8 million for the three-month period ended March 31, 2013, representing an increase of 9.6% over the comparable period in 2012 and a 12.0% sequential decrease. The year-over-year increase in R&D expenses was primarily driven by anticipated overseas expansion, product standardization and delivery improvements, as well as the wage inflation that was partially offset by the reclassification of approximately 180 R&D engineers into delivery teams. The sequential decrease in R&D was mainly due to a reclassification of approximately 180 R&D engineers into delivery related work.

In the fourth quarter of 2012, we received and recorded a government subsidy of $1.4 million, mainly in recognition of our high-tech software innovations. We did not receive a government subsidy in the first quarter of 2013.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, net of other expenses, was $2.2 million for the three-month period ended March 31, 2013, representing an decrease of 47.2% over the comparable period in 2012 and a decrease of 24.9% sequentially. The year-over-year decrease in other income mainly reflected the sales of short-term investments in the first quarter of 2012. The sequential decrease in other income was mainly attributable to dividend income from a specific investment product in the fourth quarter of 2012.

Income from continuing operations. Net income from continuing operations was $11.5 million for the three-month period ended March 31, 2013, representing an increase of 112.3% over the comparable period in 2012 and a decrease of 23.5% sequentially.

Income from discontinued operations. In January 2013, we sold our Lenovo Computer business for approximately $1.2 million. The Lenovo Computer business has been reflected as discontinued operations since the year ended December 31, 2012.

Net income attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended March 31, 2013 was $14.1 million, or $0.19 per basic share, compared to $6.4 million, or $0.09 per basic share, for the comparable period in 2012, and $15.6 million, or $0.21 per basic share, for the previous quarter.

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

We had cash and cash equivalents, restricted cash and short-term investment totaling $331.8 million as of March 31, 2013 as compared to $353.8 million as of December 31, 2012. The decrease was mainly a result of our negative operating cash flow during the period.

Our net cash used in operating activities for the three-month period ended March 31, 2013 was $18.4 million, which reflected our net income of $12.7 million adjusted by net non-cash related expenses, such as amortization, depreciation and stock-based compensation expenses, totalling of $13.4 million and a net increase in the components of our working capital of $44.5 million. Accounts receivable as of March 31, 2013 was $292.3 million, consisting of $111.8 million in billed receivables and $180.5 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts.

Our days of sales outstanding, or DSO, as of March 31, 2013 was 154 days, which was a decrease from 155 days as of March 31, 2012 and an increase from 144 days as of December 31, 2012. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements. The increase in DSO from December 31, 2012 to March 31, 2013 was primarily attributable to a $6.6 million increase in accounts receivable compared to December 31, 2012, which mainly reflects the business trend of our customers paying amounts due at the end of the year. Our DSO is impacted by a variety of factors that impact customer payment cycles, including the outcome of customer negotiations regarding payment terms, the relative maturity of the Customer Relations Management, Billing, Business Intelligence or other technology involved in a particular project, the systems used by the customer, geographic region, the scale of the project, and other factors. In addition, in a year we typically perform thousands of contracts for dozens of customers (comprising the major telecom carriers in the PRC and their provincial subsidiaries), and the payment terms of each contract can vary based on these factors.

Income tax recoverable as of March 31, 2013 was $9.0 million, which was reflected the 10% preferential tax rate granted to AIBJ and Linkage Nanjing for their KSE status in the first quarter of 2013.

Our net cash used in investing activities for the three-month period ended March 31, 2013 was $2.8 million. This was primarily due to the purchase of property, plant and equipment for $4.6 million and a $2.1 million purchase of long-term investment, which was partially offset by $2.5 million in proceeds from our sales of short-term investments, a $1.2 million in proceeds from our sales of discontinued operations, and a $0.2 million decrease in restricted cash.

Our net cash provided by financing activities for the three-month period ended March 31, 2013 was $0.2 million, primarily due to proceeds from the exercise of stock options.

As of March 31, 2013, we had total credit facilities of $150.7 million for working capital purposes, expiring on various dates up to March 2014, which were secured by bank deposits of $33.5 million. As of March 31, 2013, unused credit facilities were $122.0 million and used facilities totaled $28.7 million. The used facilities were pledged as security for issuing standby letters of credit, borrowing of short-term bank loans and accounts payable to hardware suppliers and customers. Additional bank deposits of $5.9 million were used for issuing standby letters of credit and bank acceptance drafts as of March 31, 2013. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.4 million as of March 31, 2013 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended March 31, 2013, the largest aggregate amount that we had used of our credit facilities was $28.7 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire a land use right with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June and August 2011. Pursuant to the agreement, we have committed a minimum of $19.9 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

We anticipate that our available funds and cash flows provided by operations will be sufficient to meet our anticipated needs for working capital, capital expenditures for building construction and business expansion considering overseas projects purchase through 2013. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new or enhanced services or products, respond to competitive pressures to compete successfully for larger projects involving higher levels of hardware purchases, or if our business otherwise grows more rapidly than we currently predict. We anticipate that we would raise additional funds, if necessary, through new issuances of equity or debt securities, or through credit facilities extended by lending institutions.

Under PRC laws and regulations, our PRC subsidiaries and VIEs are subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve of our PRC subsidiaries and VIEs. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $82.8 million and $88.9 million (8.0% and 8.7% of net assets) as of March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013, we had credit facilities for working capital purposes totaling $150.7 million, expiring on various dates up to March 2014, of which $28.7 million had been used as security for issuing standby letters of credit, borrowing of short-term bank loans, and accounts payable to hardware suppliers and customers. Unused credit facilities were $122.0 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.4 million as of March 31, 2013 and were presented as restricted cash in the consolidated balance sheets.

Accounting Pronouncements

Newly adopted accounting pronouncements

In December 2011, the Financial Accounting Standard Board, or FASB, issued an authoritative pronouncement related to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB further clarifies that ordinary trade receivables and receivables are not in the scope of the authoritative pronouncement and the pronouncement applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In February 2013, the FASB issued an authoritative pronouncement related to reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements.

The new guidance will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

•

Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The guidance applies to all public and private companies that report items of other comprehensive income. Public companies are required to comply with the guidance for all reporting periods (interim and annual) effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. We have adopted this guidance on January 1, 2013 and have presented the relevant details in the notes to the financial statements.

Recent accounting pronouncements not yet adopted

In February 2013, the FASB issued an authoritative pronouncement related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance addresses for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this pronouncement is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the guidance in this pronouncement) and should disclose that fact. Early adoption is permitted. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

In March 2013, the FASB issued an authoritative pronouncement related to parent’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

For an equity method investment that is a foreign entity, the partial sale guidance still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Additionally, the guidance clarifies that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

The guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The guidance should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the guidance, it should apply the guidance as of the beginning of the entity’s fiscal year of adoption. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest-rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended March 31, 2013. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of March 31, 2013, approximately 91.1%, or $267.0 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.4%, or $24.6 million, were U.S. dollar-denominated, and approximately 0.4%, or $1.0 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.2689. If the exchange rate were to increase by 10% to US$1.00 = RMB6.8958, our net assets would potentially decrease by $52.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.6420, our net assets would potentially increase by $ 64.3 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we have entered into agreements denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk and are otherwise appropriate. We did not engage in any significant foreign exchange transactions during the three-month period ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2012, a putative stockholder of ours filed a civil action, derivatively on behalf of us, against the members of our Board of Directors and certain officers, which has been docketed as Halpert v. Zhang, et al., in the United States District Court for the District of Delaware. The plaintiff asserted claims for breach of fiduciary duty, corporate waste, and unjust enrichment in connection with grants of stock options allegedly made in an amount that violated purported limitations set forth in the 2011 Stock Incentive Plan. The plaintiff requested rescission of the option grants in question, an award of unspecified damages to us, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. In January 2013, we and the individual defendants filed a motion to dismiss the action, and briefing on the motion was filed in March and April 2013.

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

AsiaInfo-Linkage, Inc.

Date: May 9, 2013	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Renewal Agreement for Lease of AsiaInfo-Linkage’s Headquarters (English Translation)	X

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2013	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.