Form 10-Q
period 2013-06-30
ASIAINFO-LINKAGE, INC
filed 2013-08-09
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of July 31, 2013 was 72,876,568.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software products and solutions	$127,554	$116,772	$257,027	$230,834
Service	8,909	7,553	14,775	14,507
Third-party hardware	3,745	1,946	11,431	4,627

Total revenues	140,208	126,271	283,233	249,968

Cost of revenues:
Software products and solutions	79,469	71,801	160,644	140,340
Service	4,764	3,985	9,676	8,162
Third-party hardware	3,557	1,848	10,859	4,395

Total cost of revenues	87,790	77,634	181,179	152,897

Gross profit	52,418	48,637	102,054	97,071

Operating expenses (income):
Sales and marketing	20,301	18,440	38,912	38,788
General and administrative	6,685	7,826	14,933	15,304
Research and development	22,264	20,394	42,098	38,491
Government subsidies	(273)	0	(273)	0
Impairment of goodwill	286,782	0	286,782	0

Total operating expenses	335,759	46,660	382,452	92,583

(Loss) income from operations	(283,341)	1,977	(280,398)	4,488

Other income (expenses), net
Interest income	1,836	2,032	3,992	4,429
Dividend income	103	604	201	604
Gain from sales of short-term investments	1,105	1,245	1,153	3,272
Loss on disposal of variable interest entities	(186)	0	(186)	0
Other (expenses) income, net	(174)	136	(229)	(29)

Total other income, net	2,684	4,017	4,931	8,276

(Loss) income before income tax expense (benefit), loss on equity method investment and (loss) income from discontinued operations, net of income tax	(280,657)	5,994	(275,467)	12,764

Income tax expense (benefit)	1,304	669	(5,299)	2,013

(Loss) income after income tax expense (benefit) before loss on equity method investment and (loss) income from discontinued operations, net of income tax	(281,961)	5,325	(270,168)	10,751
Loss on equity method investment, net of income tax	(190)	0	(461)	0

(Loss) income from continuing operations	(282,151)	5,325	(270,629)	10,751

Discontinued operations:
Loss from operations of discontinued operations	0	(1)	0	0
Gain on sales of discontinued operations	0	0	1,153	0
Income tax expense for discontinued operations	0	0	0	8

(Loss) income from discontinued operations, net of income tax	0	(1)	1,153	(8)

Net (loss) income	(282,151)	5,324	(269,476)	10,743

Less: Net loss attributable to noncontrolling interest	(652)	(901)	(2,078)	(1,844)

Net (loss) income attributable to AsiaInfo-Linkage, Inc.	$(281,499)	$6,225	$(267,398)	$12,587

Earnings per share:
Net (loss) income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$(3.87)	$0.09	$(3.69)	$0.17

Diluted	$(3.87)	$0.09	$(3.69)	$0.17

Net (loss) income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.02	$0.00

Diluted	$0.00	$0.00	$0.02	$0.00

Net (loss) income attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$(3.87)	$0.09	$(3.67)	$0.17

Diluted	$(3.87)	$0.09	$(3.67)	$0.17

Weighted average shares used in computation:
Basic	72,819,969	72,508,556	72,781,310	72,491,005

Diluted	72,819,969	72,763,879	72,781,310	72,744,716

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(282,151)	$5,324	$(269,476)	$10,743
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	6,656	(1,922)	7,709	(1,377)
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $166 and $311, $173 and $615 for the three months and six months ended June 30, 2013 and 2012, respectively	(939)	(934)	(980)	(2,657)
Net unrealized gain on available-for-sale securities, net of tax effects of ($41) and ($133), ($153) and ($233) for the three months and six months ended June 30, 2013 and 2012, respectively	251	474	774	768

Other comprehensive income (loss)	5,968	(2,382)	7,503	(3,266)

Comprehensive (loss) income	(276,183)	2,942	(261,973)	7,477

Less: Comprehensive loss attributable to noncontrolling interest	(652)	(901)	(2,078)	(1,844)

Comprehensive (loss) income attributable to AsiaInfo-Linkage, Inc.	$(275,531)	$3,843	$(259,895)	$9,321

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$256,704	$273,520
Restricted cash	39,435	39,639
Short-term investments – available-for-sale securities	9,384	27,928
Short-term investments – held-to-maturity securities	25,896	12,728
Accounts receivable (net of allowances of $4,168 and $2,999 as of June 30, 2013 and December 31, 2012, respectively)	341,861	285,695
Inventories, net	31,600	24,107
Other receivables	6,270	6,504
Deferred income tax assets – current	5,644	5,559
Income taxes recoverable	2,496	0
Prepaid expenses and other current assets	12,695	8,311

Total current assets	731,985	683,991

Long-term investments	7,372	5,936
Property and equipment, net	24,756	19,104
Other acquired intangible assets, net	101,882	121,529
Deferred income tax assets – non-current	2,560	2,560
Goodwill	145,453	433,545
Land use right, net	14,380	14,326
Other non-current assets	1,356	1,332

Total assets	$1,029,744	$1,282,323

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$112,550	$78,079
Accrued expenses	22,735	28,065
Deferred revenue	37,639	40,491
Accrued employee benefits	57,304	76,803
Other payables	4,736	5,270
Income taxes payable	5,426	6,875
Other taxes payable	7,852	10,305
Deferred income tax liabilities – current	1,674	1,565

Total current liabilities	249,916	247,453

Unrecognized tax benefits	2,477	1,703
Deferred income tax liabilities – non-current	17,928	17,928
Other long term liabilities	387	387

Total liabilities	270,708	267,471

Redeemable noncontrolling interest	(4,885)	(3,488)
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 79,030,247 shares and 78,865,818 shares issued as of June 30, 2013 and December 31, 2012, respectively; 72,863,747 shares and 72,699,318 shares outstanding as of June 30, 2013 and December 31, 2012, respectively)	790	789
Additional paid-in capital	864,371	858,711
Treasury stock, at cost (6,166,500 shares as of June 30, 2013 and December 31, 2012, respectively)	(87,746)	(87,746)
(Accumulated deficit) retained earnings	(88,340)	179,058
Statutory reserve	22,050	22,050
Accumulated other comprehensive income	52,653	45,150

Total AsiaInfo-Linkage, Inc. stockholders’ equity	763,778	1,018,012

Noncontrolling interest	143	328

Total equity	763,921	1,018,340

Total liabilities, redeemable noncontrolling interest and equity	$1,029,744	$1,282,323

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(269,476)	$10,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,169	1,800
Stock-based compensation expense	4,884	4,879
Amortization of other acquired intangible assets	19,573	20,751
Amortization of land use right	149	147
Gain on disposal of property and equipment	(68)	(209)
Gain from sales of available-for-sale securities	(1,153)	(3,272)
Loss on equity method investment	461	0
Provision of allowance for doubtful accounts	1,303	1,625
Gain on sale of discontinued operations	(1,153)	0
Loss on disposal of variable interest entities	186	0
Impairment of goodwill	286,782	0
Changes in operating assets and liabilities:
Accounts receivable	(58,109)	(27,323)
Inventories	(7,493)	(5,333)
Other receivables	2,430	76
Deferred income taxes	41	(9)
Income tax recoverable	(2,496)	0
Prepaid expenses and other current assets	(4)	(1,733)
Accounts payable	34,471	5,183
Accrued expenses	(3,488)	1,871
Deferred revenue	(2,849)	2,077
Accrued employee benefits	(19,053)	(25,616)
Other payables	60	3,501
Other taxes payable	(6,834)	(3,064)
Income taxes payable	(676)	(7,445)

Net cash used in operating activities	(21,343)	(21,351)

Cash flows from investing activities:
Decrease (increase) in restricted cash	204	(17,811)
Purchases of available-for-sale securities	0	(16,247)
Proceeds from sales of available-for-sale securities	19,893	17,936
Purchases of held-to-maturity securities	(12,947)	0
Purchases of property and equipment	(7,440)	(9,109)
Proceeds from disposal of property and equipment	16	21
Employee housing loans	(5)	0
Purchase of long-term investment	(3,051)	0
Disposal of discontinued operations	1,153	0
Disposal of variable interest entities	(857)	0

Net cash used in investing activities	(3,034)	(25,210)

Net cash flows from financing activities:
Proceeds from exercise of stock options	753	22
Increase in short-term bank loans	0	5,500

Cash provided by financing activities	753	5,522

Effect of exchange rate changes on cash and cash equivalents	6,808	(1,104)

Net decrease in cash and cash equivalents	(16,816)	(42,143)

Cash and cash equivalents at beginning of period	273,520	272,438

Cash and cash equivalents at end of period	$256,704	$230,295

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(U.S. dollars in thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Net income	0	0	0	0	32,833	0	0	32,833	(2,880)	29,953
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	2,613	2,613
Statutory reserve	0	0	0	0	(302)	302	0	0	0	0
Other comprehensive loss	0	0	0	0	0	0	(1,974)	(1,974)	0	(1,974)
Stock option exercises	132,988	1	260	0	0	0	0	261	0	261
Restricted stock units vesting	136,109	2	(1)	0	0	0	0	1	0	1
Stock-based compensation (stock options)	0	0	8,077	0	0	0	0	8,077	0	8,077
Stock-based compensation (restricted stock units)	0	0	1,754	0	0	0	0	1,754	0	1,754
Excess tax benefit from stock-based compensation	0	0	1,069	0	0	0	0	1,069	0	1,069

Balance at December 31, 2012	72,699,318	$789	$858,711	$(87,746)	179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340

	AsiaInfo-Linkage, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated deficit)	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Outstanding Shares	Amount
Balance at January 1, 2013	72,699,318	$789	$858,711	$(87,746)	$179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340
Net loss	0	0	0	0	(267,398)	0	0	(267,398)	(2,078)	(269,476)
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	1,397	1,397
Disposal of variable interest entities	0	0	0	0	0	0	0	0	496	496
Other comprehensive income	0	0	0	0	0	0	7,503	7,503	0	7,503
Stock option exercises	93,725	0	777	0	0	0	0	777	0	777
Restricted stock units vesting	70,704	1	(1)	0	0	0	0	0	0	0
Stock-based compensation (stock options)	0	0	4,010	0	0	0	0	4,010	0	4,010
Stock-based compensation (restricted stock units)	0	0	874	0	0	0	0	874	0	874

Balance at June 30, 2013	72,863,747	$790	$864,371	$(87,746)	$(88,340)	$22,050	$52,653	$763,778	$143	$763,921

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

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

(a) The accompanying unaudited condensed consolidated financial statements include the accounts of AsiaInfo-Linkage, and its subsidiaries, and its variable interest entities ( the “VIEs”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of June 30, 2013, final amounts may differ from these estimates.

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

No assets of the Company’s consolidated VIEs are collateral for such VIEs’ obligations. There are no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. As of June 30, 2013 and December 31, 2012, respectively, there were $0 and $3,222 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Disposal of Variable Interest Entities

The Company and its two consolidated VIEs in China, Beijing Zhongxinjia Sci-Tech Development Co., Ltd. (“ZXJ”) and Beijing Star VATS Technologies Co., Inc. (“Beijing Star VATS”) entered into a series of agreements in May 2013. Pursuant to these agreements, the Company transferred its interests in the VIEs, in exchange for payments secured by a charge over and pledge of the interests in the VIEs in favor of the Company. As a result of these agreements, the Company no longer holds a controlling financial interest in the VIEs. The disposal loss recognized in the second quarter of 2013 was $186.

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

In July 2013, the FASB issued a pronouncement which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.

The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is in the process of evaluating the effect of adoption of this guidance on the Company’s consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	June 30, 2013	December 31, 2012
Cash	$99,565	$101,642
Cash equivalents:
Money market funds	123,961	148,332
Others	33,178	23,546

Total cash and cash equivalents	$256,704	$273,520

4. SHORT-TERM INVESTMENTS

Short-term investments consist of available-for-sale securities and held-to-maturity securities. As of June 30, 2013 and December 31, 2012, the Company did not hold trading securities.

As of June 30, 2013 and December 31, 2012, the Company’s held-to-maturity securities were carried at cost of $25,896 and $12,728, respectively. The held-to-maturity securities are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature, which are within one-year maturity period.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds and corporate convertible notes issued by major financial institutions or companies. The available-for-sales-securities have no contractual maturity dates and the Company can sell the investments at any time at the Company’s decision.

	June 30, 2013				December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$8,672	$712	$0	$9,384	$26,090	$938	$0	$27,028
Corporate convertible notes	0	0	0	0	900	0	0	900

Total	$8,672	$712	$0	$9,384	$26,990	$938	$0	$27,928

The following table provides additional information on the realized gains of the sale of available-for-sale securities during the three-month and six-month periods ended June 30, 2013 and 2012, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended June 30,
	2013			2012
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$17,353	$16,248	$1,105	$7,362	$6,117	$1,245

Total	$17,353	$16,248	$1,105	$7,362	$6,117	$1,245

	Six Months Ended June 30,
	2013			2012
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$19,893	$18,740	$1,153	$17,936	$14,664	$3,272

Total	$19,893	$18,740	$1,153	$17,936	$14,664	$3,272

The Company reported no impairment loss for its short-term investments for the three-month and six-month periods ended June 30, 2013 or 2012.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of June 30, 2013 and December 31, 2012, including amounts attributable to the IBM-Type Arrangements, were as follows:

	June 30, 2013			December 31, 2012
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$42,037	$99,423	$141,460	$17,656	$87,830	$105,486
Unbilled accounts receivable	43,560	154,876	198,436	37,069	141,993	179,062
Bank acceptance drafts	0	373	373	0	1,684	1,684
Commercial acceptance drafts	0	5,760	5,760	0	2,462	2,462
Less: allowance for doubtful accounts	(142)	(4,026)	(4,168)	(291)	(2,708)	(2,999)

Total accounts receivable, net	$85,455	$256,406	$341,861	$54,434	$231,261	$285,695

6. INVENTORIES, NET

The components of inventories, net as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Deferred costs	$13,680	$10,857
Finished goods	17,920	13,250

Total	$31,600	$24,107

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

(d) On June 20, 2012, Beijing Star VATS entered into an investment agreement with Beijing Naomi Technology Limited (“Naomi”), which provides personalized internet-based product recommendations based on customers’ on-line purchasing patterns. Pursuant to the investment agreement, Beijing Star VATS agreed to invest $1,898 in Naomi in two tranches. The first tranche totaling $947 was paid to Naomi in July 2012. The second tranche totaling $951 was paid to Naomi in April 2013.

The Company has adopted the equity method to recognize the investment as the Company, which holds a 40% voting interest in Naomi, is able to exercise significant influence over the operating and financial policies of Naomi. The Company has recognized a loss on equity method investment in the amount of $190 and $461 for the three-month and six-month period ended Jun 30, 2013, respectively.

In May 2013, the Company disposed of its long-term investment in Naomi following the disposal of Beijing Star VATS.

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

8. GOODWILL

The changes in the carrying amount of goodwill during the six months ended June 30, 2013 were as follows:

Amount
Gross amount:
Beginning balance at January 1, 2013:	$460,045
Disposal of variable interest entities	(1,448)
Exchange differences	147

Ending balance at June 30, 2013:	458,744

Accumulated impairment loss:
Beginning balance at January 1, 2013:	(26,500)
Impairment of goodwill	(286,782)
Exchange differences	(9)

Ending balance at June 30, 2013:	(313,291)

Goodwill, net at June 30, 2013	$145,453

In the second quarter of 2013, the Company’s operating environment began to deteriorate as evidenced by a decrease in current and projected growth rates for the China gross domestic product, compared to historical growth rates, and continued uncertainty of government policies for the telecommunications and internet industries which changed market participant valuation assumptions including discount rates. On May 12, 2013, upon the unanimous recommendation of the Special Committee of its Board of Directors and the approval of its Board of Directors, the Company entered into a definitive agreement under which the Company would be acquired by an investor consortium led by CITIC Capital Partners, a director of the Company and their respective affiliates. Under the terms of the definitive agreement, the Company was valued at approximately $896,700. In management’s judgement, the valuation represented the fair value of the Company’s reporting unit in assessing goodwill impairment considering the aforementioned factors. Because the fair value of the reporting unit was less than its carrying amount, the Company performed the second step of the interim test for goodwill impairment in the second quarter of 2013.

The Company performed the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit, which requires management to allocate the fair value of the reporting unit to all of the assets and liabilities including any unrecognized intangible assets of the reporting unit.

Based on the results of the impairment test, the Company recognized a loss on impairment of goodwill of $286,782 in the three months ended June 30, 2013.

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The carrying amounts of the components of other acquired intangible assets, net as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013					December 31, 2012
	Gross carrying amount	Accumulated amortization	Disposal of VIE	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(24,131)	$0	$0	$21,800	$45,931	$(20,498)	$0	$25,433
Trade names and trademarks	21,037	(3,604)	0	0	17,433	21,037	(3,059)	0	17,978
Contract backlogs	12,474	(12,486)	0	12	0	12,474	(12,480)	12	6
Customer lists	131	(143)	0	12	0	131	(143)	12	0
Customer relationships	117,755	(55,895)	0	311	62,171	117,755	(47,287)	311	70,779
Distribution networks	870	(870)	0	0	0	870	(870)	0	0
Software	1,721	(1,884)	0	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(913)	0	25	361	1,249	(810)	25	464
Corporate business agency agreements	2,037	(1,956)	(75)	6	12	2,037	(1,695)	5	347
Existing technology	38,500	(38,395)	0	0	105	38,500	(31,978)	0	6,522

	$241,705	$(140,277)	$(75)	$529	$101,882	$241,705	$(120,704)	$528	$121,529

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of June 30, 2013 are expected to be as follows:

Six-month period ended December 31, 2013	$12,956
2014	23,469
2015	21,110
2016	14,950
2017 and thereafter	29,397

$101,882

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

In connection with the agreement with ZSPD, the Company became eligible to enter into a land transfer agreement with relevant PRC government authorities in order to obtain the land use right with respect to such land. In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which the Company would acquire the land use right with a 50-year term, for a consideration of approximately $2,870, plus related local levy of $111, paid in June and August 2011, respectively.

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,739 after an exchange rate effect of $981, as a payment for land use right. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of June 30, 2013, the land use right amounted to $14,380, which was the cost less the accumulated amortization of $639 and plus an exchange rate gain of $280.

11. OTHER NON-CURRENT ASSETS

In 2012, the Company launched an employee housing loan program which provides non-interest bearing loans to qualified employees with a five-year term. As of June 30, 2013 and December 31, 2012, the total amount of loans granted under the program was $1,616 and 1,611, respectively, and the loans due in more than one year classified in other non-current assets were $1,356 and 1,332, respectively.

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $2,053 and $3,427, and commercial acceptance drafts payable of $0 and $139 as of June 30, 2013 and December 31, 2012, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

As of June 30, 2013 and December 31, 2012, the Company’s accounts payable balance related to the IBM-Type Arrangements was $87,842 and $63,148, respectively, under which the Company is contractually obligated to pay its vendors only when its customers pay the Company.

13. CREDIT FACILITIES

As of June 30, 2013, the Company had credit facilities for working capital purposes totaling $152,062 expiring on various dates up to April 2014, which were secured by bank deposits of $33,938. As of June 30, 2013, unused credit facilities were $124,263 and used credit facilities totaled $27,799. The credit facilities were used to cover issuance of standby letters of credit for customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

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

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $5,497 and $6,157 for the issuance of certain standby letters of credit and bank acceptance drafts, as of June 30, 2013 and December 31, 2012, respectively. Therefore, total bank deposits of $39,435 and $39,639 were presented as restricted cash in the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $3,297 and $4,065 for the six months ended June 30, 2013 and 2012, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income taxes expenses (benefit) from continuing operation computed by applying the U.S. federal tax rate to (loss) income before income taxes and the actual provision for income taxes was as follows:

	Six Months Ended June 30,
	2013	2012
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(25%)	(29%)
Subpart F income inclusion and other dividend income	4%	6%
Stock-based compensation	3%	5%
Tax effect due to reduced rate granted for 2011 and 2012	(73%)	0%
Impairment of goodwill	48%	0%
Change in valuation allowance	15%	0%
Effect of change in repatriation of foreign earnings of certain subsidiaries	5%	0%
Non-deductible meals and entertainment expenses	3%	0%
PRC super research and development deduction	(4%)	0%
True-up of China tax returns	(4%)	0%
Others	(5%)	(1%)

	2%	16%

The tax rate for the six months ended June 30, 2013 was lower than that of the same period in 2012 mainly because two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage-AsiaInfo Technologies (Nanjing), Inc., (“Linkage Nanjing”) recognized the tax benefit of 2011 and 2012 Key Software Enterprise (“KSE”) status in the first quarter of 2013. Pursuant to the relevant rules, a company with KSE status could apply a reduced income tax rate of 10%. These entities applied for this status for 2011 and 2012 and received approvals in the first quarter of 2013. Thus, the tax benefit was reflected in the three months ended March 31, 2013. Total income taxes recoverable related to reduced income tax rate granted was $2,496 as of June 30, 2013.

Aggregate undistributed earnings of approximately $40,018 on June 30, 2013 of the Company’s PRC subsidiaries and VIEs that were available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position regarding recognition of uncertain tax benefit in the six months ended June 30, 2013, the movement in the unrecognized tax benefit was mainly due to the true up with relevant to AIBJ’s rate change for 2011 and 2012. The Company’s various tax years from 2003 to 2012 remain open in these taxing jurisdictions.

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

The Option Plans as of June 30, 2013 and activities during the six months ended June 30, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2013	200,248	$5.41
Forfeited	(500)	3.42
Exercised	(2,582)	5.21

Outstanding, March 31, 2013	197,166	$5.42	$1,272

Exercised	(8,325)	6.55

Outstanding, June 30, 2013	188,841	$5.37	$1,165

Exercised and expected to exercise, June 30, 2013	188,841	5.37	1,165
Exercisable, June 30, 2013	188,841	$5.37	1,165

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.54 per share of the Company’s common stock on the last trading day in the Company’s second fiscal quarter of 2013 (June 28, 2013).

Total intrinsic value of options exercised for each of the three months ended June 30, 2013 and 2012 was $42 and $20, respectively.

As of June 30, 2013, although there was no unrecognized stock-based compensation cost relating to the Option Plans, the Option Plans still had unexercised options, which are expected to be exercised over a weighted-average vesting period of 1.02 years.

2005 Stock Incentive Plan – Restricted Stock Units (RSUs)

Under the 2005 Stock Incentive Plan (the “2005 Plan”), the Company was authorized to grant participants restricted stock units, stock options, or other types of equity incentives. The number of shares authorized for issuance was (a) 600,000 shares plus (b) any authorized shares of common stock that, as of April 21, 2005, were available for issuance under the Company’s 2002 Stock Option Plan, or that thereafter became available for issuance under the 2002 Plan in accordance with its terms.

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

RSUs under the 2005 Plan as of June 30, 2013 and activities during the six months ended June 30, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	41,850	$22.60
Vested	(10,700)	24.52

Restricted stock units unvested at March 31, 2013	31,150	$21.95
Vested	(3,000)	19.44

Restricted stock units unvested at June 30, 2013	28,150	$22.21

Total intrinsic values of RSUs vested for the three months ended June 30, 2013 and 2012 were $35 and $32, respectively.

As of June 30, 2013, there was $367 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.65 years. To the extent the actual forfeiture rate is different from the original estimate, the stock-based compensation cost related to these awards may be different from the expectation.

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

As of June 30, 2013, an aggregate of 1,689,400 PSUs granted under the 2008 Plan had fully vested based on certain performance criteria or been forfeited.

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

RSUs under 2011 Plan

As of June 30, 2013, 235,367 RSUs were granted under the 2011 Plan. Each RSU represents a contingent right to receive one share of common stock. Some awards vest in two equal installments on the 6-month and 12-month anniversaries of the grant date, and the other awards vest on annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

RSUs under the 2011 Plan as of June 30, 2013 and activities during the six months ended June 30, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	137,758	$12.86
Vested	(47,379)	10.92

Restricted stock units unvested at March 31, 2013	90,379	$13.88
Vested	(9,625)	18.80

Restricted stock units unvested at June 30, 2013	80,754	$13.30

The total intrinsic value of RSUs vested for the three months ended June 30, 2013 and 2012 was $112 and $101, respectively.

As of June 30, 2013, there was $582 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.62 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved grants of stock options to the Company’s executive officers and employees.

Stock Options under 2011 Plan

Stock options under 2011 Plan as of June 30, 2013 and activities during the six months ended June 30, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2013	6,467,950	$8.84
Granted	28,000	11.02
Exercised	(20,475)	8.73
Forfeited	(43,650)	8.73

Outstanding, March 31, 2013	6,431,825	$8.85	$19,550

Granted	32,000	11.81
Exercised	(84,175)	8.73
Forfeited	(67,650)	8.73

Outstanding, June 30, 2013	6,312,000	$8.86	$17,037

Exercised and expected to exercise, June 30, 2013	6,312,000	8.86	17,037
Exercisable, June 30, 2013	1,364,110	$8.81	3,748

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.54 per share of the Company’s common stock on the last trading day in the Company’s second fiscal quarter of 2013 (June 28, 2013).

Total intrinsic value of options exercised for the three months ended June 30, 2013 and 2012 was $190 and nil, respectively.

As of June 30, 2013, there was $23,711 of unrecognized stock-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 8.47 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. For the three months and six months ended June 30, 2013 and 2012, stock-based compensation expense related to the stock options and stock units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$803	$816	$1,638	$1,667
Sales and marketing	600	612	1,220	1,202
General and administrative	770	727	1,490	1,411
Research and development	267	299	536	599

Total stock-based compensation expenses	$2,440	$2,454	$4,884	$4,879

17. FAIR VALUE MEASUREMENTS

Measured on recurring basis

The Company measured the cash equivalents and the short-term investments – available-for-sale securities at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

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

The Company did not have Level 2 investments as of June 30, 2013 and December 31, 2012.

The Company did not have Level 3 investments as of June 30, 2013. The Level 3 investments as of December 31, 2012 were convertible promissory notes issued by GEO. The notes bore an annual interest rate of 8% after 90 days of the issuing date, and were due and payable to the purchaser or convertible into shares of GEO’s Series A Preferred Shares or other similar equity securities, upon execution of securities purchase and sales agreements.

As the convertible notes were issued by a private company and not traded on any market, in determining the fair value of the Level 3 investments, the Company used the principal amount of the investments, and the interest accrued on a quarterly basis after 90 days of the issuing date. The Company also considered the credit risk related to the issuer. The Company believes this method provided a reasonable fair value of the investments.

The available-for-sale securities measured and recorded at fair value as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$9,384	$0	$0	$9,384	$27,028	$0	$0	$27,028
Corporate convertible notes	0	0	0	0	0	0	900	900

Total	$9,384	$0	$0	$9,384	$27,028	$0	$900	$27,928

The following table presents changes in Level 3 investments measured on a recurring basis for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Beginning balance	$900	$10,985
Purchases	0	450
Redemption	(900)	(8,956)
Realized gain	0	(2,027)
- Included in other income	0	(40)
- Included in other comprehensive income	0	(1,987)
Exchange difference	0	(2)

Ending balance	$0	$450

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

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
(Loss) income from continuing operations, net of taxes	$(281,499)	$6,226	$(268,551)	$12,595
(Loss) income from discontinued operations, net of taxes	0	(1)	1,153	(8)

Net (loss) income	$(281,499)	$6,225	$(267,398)	$12,587

Shares (denominator):
Weighted average common stock outstanding
Basic	72,819,969	72,508,556	72,781,310	72,491,005
Dilutive effect of employee stock options and restricted stock units	0	255,323	0	253,711

Diluted	72,819,969	72,763,879	72,781,310	72,744,716

Earnings per share
Net (loss) income from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$(3.87)	$0.09	$(3.69)	$0.17

Diluted	$(3.87)	$0.09	$(3.69)	$0.17

Net (loss) income from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.00	$0.02	$0.00

Diluted	$0.00	$0.00	$0.02	$0.00

Net (loss) income attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$(3.87)	$0.09	$(3.67)	$0.17

Diluted	$(3.87)	$0.09	$(3.67)	$0.17

The dilutive effects of the stock options and restricted stock units are calculated using the treasury stock method. Under the treasury stock method, the proceeds from the assumed conversion of stock options and restricted stock units which include the benefit of the compensation costs attributable to future services and not yet recognized, are used to repurchase outstanding shares of common stock using a quarterly average market price.

The Company had 6,317,155 and 6,353,466 stock options outstanding for the three months and six months ended June 30, 2012, respectively, which could potentially dilute earnings per share (“EPS”) in the future, but were excluded from the computation of diluted EPS as their exercise prices were above the average market values during that period. The Company also excluded 85,600 and 90,984 restricted stock units from the computation of diluted EPS for the three months and six months ended June 30, 2012, respectively.

In addition, the Company excluded all stock options and restricted stock units for the three months and six months period ended June 30, 2013, respectively, in the computation of diluted EPS for the three months and six month ended June 30, 2013 as their inclusion would result in a reduction in loss per share.

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$77	$46,608	$46,685
Other comprehensive income before reclassifications	251	6,656	6,907
Amounts reclassified out of accumulated other comprehensive income	(939)	0	(939)

Net current-period other comprehensive (loss) income	(688)	6,656	5,968

Ending balance	$(611)	$53,264	$52,653

	Three Months Ended June 30, 2012
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$782	$45,458	$46,240
Other comprehensive income before reclassifications	474	(1,922)	(1,448)
Amounts reclassified out of accumulated other comprehensive income	(934)	0	(934)

Net current-period other comprehensive loss	(460)	(1,922)	(2,382)

Ending balance	$322	$43,536	$43,858

	Six Months Ended June 30, 2013
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(405)	$45,555	$45,150
Other comprehensive income before reclassifications	774	7,709	8,483
Amounts reclassified out of accumulated other comprehensive income	(980)	0	(980)

Net current-period other comprehensive (loss) income	(206)	7,709	7,503

Ending balance	$(611)	$53,264	$52,653

	Six Months Ended June 30, 2012
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$2,211	$44,913	$47,124
Other comprehensive income before reclassifications	768	(1,377)	(609)
Amounts reclassified out of accumulated other comprehensive income	(2,657)	0	(2,657)

Net current-period other comprehensive loss	(1,889)	(1,377)	(3,266)

Ending balance	$322	$43,536	$43,858

The following table presents the reclassification out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2013 and 2012 respectively:

	Three Months Ended June 30
	Before Tax		Tax Effect		Net of Tax
	2013	2012	2013	2012	2013	2012
Net unrealized loss on investment securities:

Net unrealized gain arising during the period	292	607	41	133	251	474
Less: reclassification adjustment for gain realized and recorded as gain from sales of short-term investments	1,105	1,245	166	311	939	934

Net unrealized loss on investment securities	$(813)	$(638)	$(125)	$(178)	$(688)	$(460)

	Six Months Ended June 30
	Before Tax		Tax Effect		Net of Tax
	2013	2012	2013	2012	2013	2012
Net unrealized loss on investment securities:

Net unrealized gain arising during the period	927	1,001	153	233	774	768
Less: reclassification adjustment for gain realized and recorded as gain from sales of short-term investments	1,153	3,272	173	615	980	2,657

Net unrealized loss on investment securities	$(226)	$(2,271)	$(20)	$(382)	$(206)	$(1,889)

20. GOVERNMENT SUBSIDIES

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies. Subsidies are recognized in the Company’s financial statements once the approvals are obtained from the relevant government authorities and the Company has the right to receive the subsidies.

If the subsidy is granted in connection with a specific project, it would be recorded as a reduction to cost of revenues. Otherwise, the subsidy is recorded as other operating income. For the three-month periods ended June 30, 2013 and 2012, the Company recognized government subsidies as a reduction to costs of revenues of $1,241 and $0, respectively, and government subsidies in other operating income of $273 and $0, respectively. For the six-month periods ended June 30, 2013 and 2012, the Company recognized government subsidies as a reduction of costs of revenues of $1,241 and $1,891, respectively, and government subsidies in other operating income of $273 and $0, respectively.

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

22. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use right for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $17,902 as of June 30, 2013 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

In November 2011, the Company entered into a software purchase agreement with IBM, through which the Company is committed to purchase software from IBM and is expected to be paid from 2012 to 2014. As of June 30, 2013, the Company committed to purchase software from IBM amounting to $3,236. The committed purchase amounts are $1,618 and $1,618 for the next two years respectively.

Contingencies – Litigations

In October 2012, a putative stockholder of the Company filed a civil action, derivatively on behalf of the Company, against the members of the board of directors and certain officers. The Company was also named as a nominal defendant. The action was filed in the United States District Court for the District of Delaware. The plaintiff asserted claims for breach of fiduciary duty against all defendants, corporate waste against the director defendants, and unjust enrichment against the officer defendants in connection with grants of stock options allegedly made in an amount that purportedly violates certain limitations set forth in the Company’s 2011 Stock Incentive Plan. The plaintiff seeks rescission of the option grants in question, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. In January 2013, the Company and the individual defendants filed a motion to dismiss the action. On March 18, 2013, plaintiffs filed an opposition to defendants’ motion, and on April 17, 2013, defendants filed a reply. On July 18, 2013, defendants filed a notice of subsequent authority. The motion to dismiss remains pending.

Upon the unanimous recommendation of the Special Committee of its Board of Directors and the approval of its Board of Directors, on May 12, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Skipper Limited (“Parent”) and Skipper Acquisition Corporation (“Merger Sub”), which are owned indirectly by CITIC Capital Partners, the private equity arm of CITIC Capital Holdings Ltd. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge (the “Merger”) with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and each share of outstanding Company common stock would convert automatically into the right to receive US$12.00 in cash without interest, except for dissenting shares, shares of treasury stock, and shares held members of the buyer group that will own all of Parent following the Merger.

Since the announcement that the Company entered into the Merger Agreement, certain alleged Company stockholders have filed three putative class actions against the Company, the members of its Board of Directors and Merger Sub in the Delaware Court of Chancery, under the captions Guanghui Cai v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8583-VCP, Dawan Liu v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8634-VCP, and Loren Lowry v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8695-VCP. Plaintiffs allege that the Company’s Board of Directors breached their fiduciary duties to the Company’s stockholders by favoring Parent over other potential purchasers, favoring their own interests over the interests of the Company’s stockholders, failing to take appropriate steps to maximize the value of the Company to its stockholders, agreeing to preclusive deal protection devices and otherwise agreeing to sell the Company for an unfairly low price. Plaintiffs further allege that the Company and Merger Sub aided and abetted those alleged breaches of fiduciary duty. Plaintiffs have requested an injunction, rescission of the Merger to the extent consummated, money damages if the Merger is consummated, certain other equitable relief, and an award of plaintiffs’ costs, including legal fees. Plaintiffs in the Liu action have also requested a declaration that the Merger is unfair, unjust and inequitable.

While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results will not have a material effect on its consolidated financial condition, results or operations, or cash flows.

Contingencies – Letters of Credit

As of June 30, 2013, the Company had outstanding standby letters of credit in the amount of $23,254. They were used for performance guarantees amounting to $21,091 with respect to the Company’s performance on certain customer projects, and guarantees amounting to $2,163 with respect to future payments for building construction.

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

(b) In October 2009, the Company acquired 60% of the share capital of SmartCall Holding Limited (“Smartcall”) and the remaining 40% of the share capital was recorded as noncontrolling interest. In May 2013, the Company disposed of its interest in Smartcall together with Smartcall’s interest in a VIE named ZXJ.

(c) In September 2011, the Company’s VIE Beijing Star VATS acquired 60% of the share capital of Chengdu Yalian Zhixing Technology Ltd (“Yalian Zhixing”). The remaining 40% of the share capital was recorded as noncontrolling interest. In May 2013, the Company disposed of its interest in Beijing Star VATS, together with its 60% share capital of Yalian Zhixing.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net income attributable to noncontrolling interest in the consolidated statements of operations. For the six months ended June 30, 2013, the amount charged to net loss attributable to noncontrolling interests was $1,397, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at January 1, 2013	$(3,488)
Net loss	(854)
Adjustment to redemption value	0

Balance at March 31, 2013	$(4,342)

Net loss	(543)
Adjustment to redemption value	0

Balance at June 30, 2013	$(4,885)

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

In this report, the “Company,” “we,” “us” and “our” refer to AsiaInfo-Linkage, Inc. and its subsidiaries, “Linkage” refers to Linkage Technologies International Holdings Limited, and “AsiaInfo” refers to the Company prior to its combination with Linkage.

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

We are also the leading provider in China’s cable television BSS market, providing billing and CRM software and services. We won several important contracts to provide modernized BSS for consolidated provincial-level cable operators in most of the key provinces in China, such as Jiangsu Cable TV and Zhejiang Cable TV. We believe the successful implementation of these projects has brought additional value to our customers and positions us well for future cable industry consolidation among multiple regional operators, which we expect to accelerate in the coming years.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$65,710	47%	$67,103	53%
China Telecom	26,183	19%	22,266	18%
China Unicom	42,376	30%	33,059	26%
Total	$134,269	96%	$122,428	97%

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

Recent Developments

On January 20, 2012, we announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited, or Power Joy, a wholly owned subsidiary of CITIC Capital China Partners II, L.P., or CITIC, pursuant to which Power Joy proposed to acquire all of our outstanding shares of common stock in cash at a price that represents a premium over the stock price. A special committee of the board of directors, or the Special Committee, was formed to consider the proposal and any potential alternative transactions. The Special Committee retained Shearman & Sterling LLP as its legal counsel and Goldman Sachs (Asia) L.L.C. as its financial advisor to assist it in consideration of such matters. On March 26, 2012, we announced that the Special Committee would solicit interest from, and engage in discussions with, other potential qualified interested parties regarding a potential transaction involving us, and to evaluate any proposals it receives. Upon the unanimous recommendation of the Special Committee and the approval of our board of directors, on May 12, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Skipper Limited, or Parent, and Skipper Acquisition Corporation, or Merger Sub, which are owned indirectly by CITIC. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into us, we would continue as the surviving corporation and a wholly owned subsidiary of Parent, and each share of our outstanding common stock would convert automatically into the right to receive $12.00 in cash without interest, except for dissenting shares, shares of treasury stock, and shares held members of the buyer group that will own all of Parent following the transaction. We refer to this transaction as the “Merger.” If the Merger closes pursuant to the Merger Agreement, we would cease to be listed on the NASDAQ Stock Market or a public reporting company in the U.S. The Merger Agreement is subject to closing conditions, including stockholder approval, and there can be no assurance that the Merger or any other transaction will be approved or consummated.

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

On May 24, 2013, we announced the sale of our interests in two contractually controlled entities, namely, Beijing Zhongxinjia Sci-Tech Development Co., Ltd. and Beijing Star VATS Technologies Co., Inc.

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

	Three Months Ended June 30,
	2013	2012
Revenues net of hardware costs:
Software products and solutions revenue	$127,554	$116,772
Service revenue	8,909	7,553
Third-party hardware revenue net of hardware costs	188	98

Total revenues net of hardware costs	136,651	124,423
Total hardware costs	3,557	1,848

Total revenues	$140,208	$126,271

	Six Months Ended June 30,
	2013	2012
Revenues net of hardware costs:
Software products and solutions revenue	$257,027	$230,834
Service revenue	14,775	14,507
Third-party hardware revenue net of hardware costs	572	232

Total revenues net of hardware costs	272,374	245,573
Total hardware costs	10,859	4,395

Total revenues	$283,233	$249,968

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

Pursuant to implementation and transition rules related to the EIT Law, certain of our subsidiaries in China may enjoy a 15% preferential tax rate if they are qualified as High-and-New Technology Enterprises, or HNTE, while other of our subsidiaries and VIEs became subject to the 25% income tax rate. HNTE status is valid for three years. At the conclusion of the three-year period, the qualifying enterprise has the option to renew its HNTE status for an additional three years through a simplified application process if such enterprise’s business operations continue to qualify for HNTE status. After the first six years, the enterprise would be subject to a new application process in order to renew its HNTE status. We received HNTE certification for AIBJ, AsiaInfo-Linkage Technologies (Chengdu), Inc., or AICD, and Linkage Nanjing at the end of 2011 and the beginning of 2012, respectively, which allows those companies to compute tax at a reduced 15% tax rate from January 1, 2011 until December 31, 2013. As such, we computed tax at a reduced 15% tax rate for AIBJ, AICD and Linkage Nanjing for the estimated annual effective tax rate of 2013.

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

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we need to settle transactions in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and otherwise appropriate. We did not engage in any significant foreign exchange transactions during the six-month period ended June 30, 2013.

As of June 30, 2013, approximately 89.2%, or $264.1 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 10.5%, or $31.0 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of June 30, 2013, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.1787, compared to the rate of US$1.00 = RMB6.3249 as of June 30, 2012.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology of income approach. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from period to period based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit. In addition, market approach is also adopted for fair value estimation.

In prior periods, including the period of our annual impairment test date, October 1, we believed the decline in our market capitalization triggered an impairment test. The determination of the fair value of a reporting unit is based on a market participant’s perspective and therefore we utilized the income approach methodology of valuation, which we have consistently applied, to determine the fair value of our sole reporting unit using market participant assumptions. In the fourth quarter of 2012, the results of our impairment testing using the income approach did not result in the carrying amount of our reporting unit exceeding its fair value. We considered the market approach methodology but did not regard the market approach methodology of valuation as being a more reliable indicator of our fair value, in part because of the process we were engaged in relating to a strategic transaction such as the Merger and the market dislocation for China-based U.S. public companies. For example, in the fourth quarter of 2012, we received preliminary offers to acquire us at different prices and with different material terms and outstanding contingencies, which included financing.

In the first quarter of 2013, management updated its financial projections which were lower than previously forecasted. Given the decline in projections and the carrying amount of our sole reporting unit exceeding our market capitalization, we performed an interim goodwill impairment test using the income approach which did not result in the carrying amount of our reporting unit exceeding its fair value for the three month period ended March 31, 2013.

In the second quarter of 2013, the Special Committee continued to evaluate strategic alternatives for us, such as continuing as an independent company with or without a leveraged recapitalization, a share buyback or declaration of a special dividend. During this period our operating environment began to deteriorate as evidenced by a decrease in current and projected growth rates for the China gross domestic product, compared to historical growth rates, and continued uncertainty of government policies for the telecommunications and internet industries which changed market participant valuation assumptions including discount rates. On May 12, 2013, upon the unanimous recommendation of the Special Committee of our board of directors and the approval of our board of directors, we entered into the Merger Agreement. The $12.00 per share Merger consideration set forth in the Merger Agreement would value us at approximately $897 million. In management’s judgment, the valuation represented the fair value of our reporting unit in assessing goodwill impairment considering the aforementioned factors. Because the fair value of the reporting unit was less than its carrying amount, we performed the second step of the interim test for goodwill impairment in the second quarter of 2013.

We performed the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit, which requires us to allocate the fair value of the reporting unit to all of the assets and liabilities including any unrecognized intangible assets of the reporting unit. Based on the results of the impairment test, we recognized a loss on impairment of goodwill of $287 million in the three months ended June 30, 2013.

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

Construction in progress primarily represents the cost to build the property and equipment. In addition to cost under the construction contracts and external cost directly related to the construction of such property and equipment, including equipment installation and shipping costs, are capitalized. Depreciation is recorded when the property and equipment are ready for their intended use. As of June 30, 2013, the construction in progress was $18 million.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of the declines were other-than-temporary. We determined that there were no fair value declines in long-term and short-term investments, and thus made no provision for impairment losses, in the second quarter of 2013 and 2012, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $140.2 million for the three-month period ended June 30, 2013, representing an 11.0% increase over the same period in 2012 and a 2.0% decrease sequentially. The year-over-year increase was primarily the result of healthy demand from China’s telecom carriers and the sequential decrease was mainly due to the fluctuation of third party hardware revenues.

Software products and solutions revenue was $127.6 million for the three-month period ended June 30, 2013, representing an increase of 9.2% over the comparable period in 2012 and a 1.5% sequential decrease. The year-over-year increase was primarily attributable to a 30.3% increase in revenue from China Unicom and an 18.7% increase in revenue from China Telecom. The sequential decrease was primarily attributable to a 5.2% decrease in revenue from China Unicom and a 1.9% decrease in revenue from China Mobile.

Service revenue was $8.9 million for the three-month period ended June 30, 2013, representing an increase of 18.0% over the comparable period in 2012 and a 51.9% sequential increase. The sequential increase was primarily attributable to a 76.6% increase in revenue from China Mobile and a 43.5% increase in revenue from China Telecom.

Third-party hardware revenue was $3.7 million for the three-month period ended June 30, 2013, representing a year-over-year increase of 92.5% and a sequential decrease of 51.3%. Third-party hardware revenue is not our business focus and represented 2.7% of our total revenues for the three-month period ended June 30, 2013.

During the second quarter of 2013, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 95.8% of our total revenue.

Cost of revenues. Our cost of revenues was $87.8 million for the three-month period ended June 30, 2013, representing an increase of 13.1% over the comparable period in 2012. Cost of revenues for the three-month period ended June 30, 2013 decreased 6.0% compared to the preceding quarter. The year-over-year increase in cost of revenues was primarily attributable to an increase in employee welfare, and headcount of approximately 975 implementation engineers for the period. The sequential decrease was mainly due to a reduction in domestic delivery costs and the reclassification of a number of delivery engineers as R&D engineers.

Gross profit margin. Our gross profit margin for the three-month period ended June 30, 2013 was 37.4%, compared to 38.5% in the comparable period in 2012 and 34.7% in the preceding quarter. The year-over-year decrease in gross margin was primarily attributable to an increase in employee welfare and headcount of approximately 975 implementation engineers, and the sequential increase was primarily due to a reduction in domestic delivery costs and the reclassification of a number of delivery engineers as R&D engineers.

Operating expenses. Our operating expenses were $335.8 million for the three-month period ended June 30, 2013, representing an increase of 619.6% over the comparable period in 2012 and 619.1% sequentially. The year-over-year and sequential increases were mainly due to the impairment of goodwill. Excluding the effects of the impairment of goodwill, the year-over-year and sequential increase in total operating expenses were mainly due to increases in sales and marketing and R&D expenses.

Sales and marketing expenses were $20.3 million for three-month period ended June 30, 2013, representing an increase of 10.1% over the comparable period in 2012 and 9.1% sequentially. Both the year-over-year and sequential increases were mainly attributable to a combination of an increase in employee welfare and benefits and third-party professional fees of approximately US$2.1 million.

General and administrative expenses were $6.7 million for the three-month period ended June 30, 2013, representing a decrease of 14.6% over the comparable period in 2012 and a sequential decrease of 19.0%. The year-over-year decrease was mainly the result of a $1.1 million decrease of bad debt expenses. The sequential decrease was mainly the result of a $1.5 million decrease of bad debt expenses.

R&D expenses were $22.3 million for the three-month period ended June 30, 2013, representing an increase of 9.2% over the comparable period in 2012 and a 12.3% sequential increase. The increased expenses reflect the addition of R&D engineers as we invested in product development for current and anticipated expansion outside of China, product standardization and delivery improvements. The sequential increase in research and development was mainly due to the temporary assignment of delivery engineers into R&D teams.

In the second quarter of 2013, we received government subsidies of $0.3 million. We did not receive government subsidies in the first quarter of 2013 or in the year-ago period.

In the second quarter of 2013, the Company recognized a $286.8 million impairment of goodwill, which was the result of the Company’s periodic impairment review based on a number of factors and market conditions, including changing conditions in the IT sector in China and projections regarding the country’s gross domestic product growth.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, loss on disposal of variable interest entities, net of other expenses, was $2.7 million for the three-month period ended June 30, 2013, representing an decrease of 33.2% over the comparable period in 2012 and an increase of 19.4% sequentially. The year-over-year decrease was primarily due to decreases in dividend income and other income. The sequential increase was mainly due to an increase in gain from sales of short-term investments.

Net loss. Net loss was $282.2 million for the three-month period ended June 30, 2013, compared to net income of $5.3 million from the year-ago period and net income of $12.7 million from the first quarter of 2013. Other than the effects of impairment of goodwill, the sequential decrease was primarily due to the recognition of Key Software Enterprise tax status for two of our Chinese subsidiaries, retroactively granted for the years 2011 and 2012, which resulted in a positive impact of $9.0 million, or $0.12 per basic share, and led to a tax benefit of $6.6 million, or $0.09 per basic share, which was recognized in the first quarter of 2013.

Net (loss) income attributable to AsiaInfo-Linkage, Inc. Net loss attributable to AsiaInfo-Linkage, Inc. for the three-month period ended June 30, 2013 was $281.5 million, or $3.87 per basic share, compared to net income of $6.2 million, or $0.09 per basic share, for the comparable period in 2012, and net income of $14.1 million, or $0.19 per basic share, for the previous quarter.

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

We had cash and cash equivalents, restricted cash and short-term investment totaling $331.4 million as of June 30, 2013 as compared to $353.8 million as of December 31, 2012. The decrease was mainly a result of our negative operating cash flow during the period.

Our net cash used in operating activities for the six-month period ended June 30, 2013 was $21.3 million, which reflected our net loss of $269.5 million adjusted by net non-cash related expenses, such as amortization, depreciation, impairment of goodwill, and stock-based compensation expenses etc., totalling of $312.2 million and a net increase in the components of our working capital of $64.0 million. Accounts receivable as of June 30, 2013 was $341.9 million, consisting of $143.8 million in billed receivables and $198.1 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts.

Our days of sales outstanding, or DSO, as of June 30, 2013 was 156 days, which was a increase from 154 days as of June 30, 2012 and an increase from 144 days as of December 31, 2012. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements. The increase in DSO from December 31, 2012 to June 30, 2013 was primarily attributable to a $56.2 million increase in accounts receivable compared to December 31, 2012, which mainly reflects the business trend of our customers paying amounts due at the end of the year. Our DSO is impacted by a variety of factors that impact customer payment cycles, including the outcome of customer negotiations regarding payment terms, the relative maturity of the Customer Relations Management, Billing, Business Intelligence or other technology involved in a particular project, the systems used by the customer, geographic region, the scale of the project, and other factors. In addition, in a year we typically perform thousands of contracts for dozens of customers (comprising the major telecom carriers in the PRC and their provincial subsidiaries), and the payment terms of each contract can vary based on these factors.

Income taxes recoverable as of June 30, 2013 was $2.5 million, which reflected the 10% preferential tax rate granted to AIBJ for its 2011 KSE status, which was not refunded by tax bureau as of June 30, 2013.

Our net cash used in investing activities for the six-month period ended June 30, 2013 was $3.0 million. This was primarily due to the purchase of held to maturity securities for $12.9 million, the purchase of property, plant and equipment for $7.4 million and a $3.1 million purchase of long-term investments, which was partially offset by $19.9 million in proceeds from our sales of short-term investments.

Our net cash provided by financing activities for the six-month period ended June 30, 2013 was $0.7 million, primarily due to proceeds from the exercise of stock options.

As of June 30, 2013, we had total credit facilities of $152.1 million for working capital purposes, expiring on various dates up to April 2014, which were secured by bank deposits of $33.9 million. As of June 30, 2013, unused credit facilities were $124.3 million and used facilities totaled $27.8 million. The used facilities were pledged as security for issuing standby letters of credit, borrowing of short-term bank loans and accounts payable to hardware suppliers and customers. Additional bank deposits of $5.5 million were used for issuing standby letters of credit and bank acceptance drafts as of June 30, 2013. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.4 million as of June 30, 2013 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended June 30, 2013, the largest aggregate amount that we had used of our credit facilities was $27.8 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire a land use right with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June and August 2011. Pursuant to the agreement, we have committed a minimum of $17.9 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

Under PRC laws and regulations, our PRC subsidiaries are, and our former PRC VIEs were, subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $76.2 million and $88.9 million (10.0% and 8.7% of net assets) as of June 30, 2013 and December 31, 2012, respectively.

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

As of June 30, 2013, we had credit facilities for working capital purposes totaling $152.1 million, expiring on various dates up to April 2014, of which $27.8 million had been used as security for issuing standby letters of credit, borrowing of short-term bank loans, and accounts payable to hardware suppliers and customers. Unused credit facilities were $124.3 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.4 million as of June 30, 2013 and were presented as restricted cash in the consolidated balance sheets.

As of June 30, 2013, we had outstanding standby letters of credit in the amount of $23.3 million. They were used for performance guarantees amounting to $21.1 million with respect to our performance on certain customer projects, and guarantees amounting to $2.2 million with respect to future payments for building construction.

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

The guidance applies to all public and private companies that report items of other comprehensive income. Public companies are required to comply with the guidance for all reporting periods (interim and annual) effective for reporting periods beginning after December 15, 2012. Early adoption is permitted. We adopted this guidance on January 1, 2013 and have presented the relevant details in the notes to the financial statements.

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

In July 2013, the FASB issued a pronouncement which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.

The guidance state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The guidance should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are in the process of evaluating the effect of adoption of this guidance on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended June 30, 2013. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of June 30, 2013, approximately 89.2%, or $264.1 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 10.5%, or $31.0 million, were U.S. dollar-denominated, and approximately 0.2%, or $0.5 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.1787. If the exchange rate were to increase by 10% to US$1.00 = RMB6.7966, our net assets would potentially decrease by $55.6 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.5608, our net assets would potentially increase by $68.0 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we settle transactions denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk and are otherwise appropriate. We did not engage in any significant foreign exchange transactions during the three-month period ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our announcement that we entered into the Merger Agreement, certain alleged Company stockholders have filed three putative class actions against us, the members of our board of directors and Merger Sub in the Delaware Court of Chancery, under the captions Guanghui Cai v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8583-VCP, Dawan Liu v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8634-VCP, and Loren Lowry v. AsiaInfo-Linkage, Inc., et al., C.A. No. 8695-VCP. Plaintiffs allege that our board of directors breached their fiduciary duties to our stockholders by favoring Parent over other potential purchasers, favoring their own interests over the interests of our stockholders, failing to take appropriate steps to maximize the value of the Company to our stockholders, agreeing to preclusive deal protection devices and otherwise agreeing to sell the Company for an unfairly low price. Plaintiffs further allege that the Company and Merger Sub aided and abetted those alleged breaches of fiduciary duty. Plaintiffs have requested an injunction, rescission of the Merger to the extent consummated, money damages if the Merger is consummated, certain other equitable relief, and an award of plaintiffs’ costs, including legal fees. Plaintiffs in the Liu action have also requested a declaration that the merger is unfair, unjust and inequitable.

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

AsiaInfo-Linkage, Inc.

Date: August 9, 2013	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Agreement and Plan of Merger among Skipper Limited, Skipper Acquisition Corporation, and AsiaInfo-Linkage, Inc.		8-K	2.1	001-15713	5/13/13

10.2	Limited Guarantee of Power Joy (Cayman) Limited		8-K	10.1	001-15713	5/13/13

10.3	Limited Guarantee of CITIC Capital MB Investment Limited		8-K	10.2	001-15713	5/13/13

10.4	Limited Guarantee of CPEChina Fund, L.P.		8-K	10.3	001-15713	5/13/13

10.5	Limited Guarantee of InnoValue Capital Ltd.		8-K	10.4	001-15713	5/13/13

10.6	Limited Guarantee of CBC TMT III Limited		8-K	10.5	001-15713	5/13/13

10.7	Limited Guarantee of Ellington Investment Pte. Ltd.		8-K	10.6	001-15713	5/13/13

10.8	Letter Agreement with Steve Zhang regarding Employment Agreement Amendment and Extension		8-K	10.1	001-15713	5/21/13

10.9	Letter Agreement with Jun (Michael) Wu regarding Employment Agreement Amendment and Extension		8-K	10.2	001-15713	5/21/13

10.10	Letter Agreement with Guoxiang Liu regarding Employment Agreement Amendment and Extension		8-K	10.3	001-15713	5/21/13

10.11	Employment Contract Amendment Agreement with Yadong Jin		8-K	10.4	001-15713	5/21/13

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2013	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) Condensed Consolidated Statements of Equity for the three months and six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements *	X

*	The interactive data files in Exhibit No. 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.