Form 10-Q
period 2013-09-30
ASIAINFO-LINKAGE, INC
filed 2013-11-08
CIK 1100969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding as of October 29, 2013 was 73,027,512.

ASIAINFO-LINKAGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Software products and solutions	$132,430	$120,870	$389,457	$351,704
Service	7,398	8,412	22,173	22,919
Third-party hardware	3,362	2,939	14,793	7,566

Total revenues	143,190	132,221	426,423	382,189

Cost of revenues:
Software products and solutions	79,037	75,199	239,681	215,539
Service	2,633	4,898	12,309	13,060
Third-party hardware	3,193	2,792	14,052	7,187

Total cost of revenues	84,863	82,889	266,042	235,786

Gross profit	58,327	49,332	160,381	146,403

Operating expenses (income):
Sales and marketing	21,072	20,055	59,984	58,843
General and administrative	5,617	6,258	20,550	21,562
Research and development	24,743	20,821	66,841	59,312
Government subsidies	(6)	0	(279)	0
Impairment of goodwill	0	0	286,782	0

Total operating expenses	51,426	47,134	433,878	139,717

Income (loss) from operations	6,901	2,198	(273,497)	6,686

Other income (expenses), net:
Interest income	2,730	1,914	6,722	6,343
Dividend income	0	78	201	682
Gain from sales of short-term investments	0	61	1,153	3,333
Loss on disposal of variable interest entities	0	0	(186)	0
Other (expenses) income, net	(42)	39	(271)	10

Total other income, net	2,688	2,092	7,619	10,368

Income (loss) before income tax expense (benefit), loss on equity method investment and income (loss) from discontinued operations, net of income tax	9,589	4,290	(265,878)	17,054

Income tax expense (benefit)	2,393	289	(2,906)	2,302

Income (loss) after income tax expense (benefit) before loss on equity method investment and income (loss) from discontinued operations, net of income tax	7,196	4,001	(262,972)	14,752
Loss on equity method investment, net of income tax	0	(93)	(461)	(93)

Income (loss) from continuing operations	7,196	3,908	(263,433)	14,659

Discontinued operations:
Gain on sales of discontinued operations	0	0	1,153	0
Income tax expense for discontinued operations	0	0	0	8

Income (loss) from discontinued operations, net of income tax	0	0	1,153	(8)

Net income (loss)	7,196	3,908	(262,280)	14,651

Less: Net loss attributable to noncontrolling interest	(573)	(711)	(2,651)	(2,555)

Net income (loss) attributable to AsiaInfo-Linkage, Inc.	$7,769	$4,619	$(259,629)	$17,206

Earnings per share:
Net income (loss) from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.11	$0.06	$(3.58)	$0.24

Diluted	$0.11	$0.06	$(3.58)	$0.24

Net income (loss) from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.00	$0.00	$0.02	$0.00

Diluted	$0.00	$0.00	$0.02	$0.00

Net income (loss) attributable to AsiaInfo-Linkage, Inc. common stockholders:
Basic	$0.11	$0.06	$(3.56)	$0.24

Diluted	$0.11	$0.06	$(3.56)	$0.24

Weighted average shares used in computation:
Basic	72,941,169	72,613,106	72,835,190	72,532,007

Diluted	73,038,254	72,804,388	72,835,190	72,764,908

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$7,196	$3,908	$(262,280)	$14,651
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	2,479	(1,184)	10,188	(2,561)
Transfer to statements of operations of realized gain on available-for-sale securities, net of tax effects of $0 and $22, $173 and $637 for the three months and nine months ended September 30, 2013 and 2012, respectively	0	(39)	(980)	(2,696)
Net unrealized (loss) gain on available-for-sale securities, net of tax effects of $9 and $25, ($144) and ($208) for the three months and nine months ended September 30, 2013 and 2012, respectively	(26)	(137)	748	631

Other comprehensive income (loss)	2,453	(1,360)	9,956	(4,626)

Comprehensive income (loss)	9,649	2,548	(252,324)	10,025

Less: Comprehensive loss attributable to noncontrolling interest	(573)	(711)	(2,651)	(2,555)

Comprehensive income (loss) attributable to AsiaInfo-Linkage, Inc.	$10,222	$3,259	$(249,673)	$12,580

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(U.S. dollars in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$296,377	$273,520
Restricted cash	39,634	39,639
Short-term investments – available-for-sale securities	11,793	27,928
Short-term investments – held-to-maturity securities	13,012	12,728
Accounts receivable (net of allowances of $3,361 and $2,999 as of September 30, 2013 and December 31, 2012, respectively)	324,217	285,695
Inventories, net	24,272	24,107
Other receivables	7,857	6,504
Deferred income tax assets – current	5,669	5,559
Income taxes recoverable	2,508	0
Prepaid expenses and other current assets	10,400	8,311

Total current assets	735,739	683,991

Long-term investments	7,372	5,936
Property and equipment, net	30,534	19,104
Other acquired intangible assets, net	95,375	121,529
Deferred income tax assets – non-current	2,560	2,560
Goodwill	145,494	433,545
Land use right, net	14,378	14,326
Other non-current assets	1,253	1,332

Total assets	$1,032,705	$1,282,323

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current Liabilities:
Accounts payable	$101,731	$78,079
Accrued expenses	24,214	28,065
Deferred revenue	29,301	40,491
Accrued employee benefits	68,601	76,803
Other payables	4,783	5,270
Income taxes payable	2,357	6,875
Other taxes payable	7,351	10,305
Deferred income tax liabilities – current	1,703	1,565

Total current liabilities	240,041	247,453

Unrecognized tax benefits	2,513	1,703
Deferred income tax liabilities – non-current	17,928	17,928
Other long term liabilities	387	387

Total liabilities	260,869	267,471

Redeemable noncontrolling interest	(5,450)	(3,488)
Equity:
AsiaInfo-Linkage, Inc. stockholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 79,185,177 shares and 78,865,818 shares issued as of September 30, 2013 and December 31, 2012, respectively; 73,018,677 shares and 72,699,318 shares outstanding as of September 30, 2013 and December 31, 2012, respectively)	792	789
Additional paid-in capital	867,520	858,711
Treasury stock, at cost (6,166,500 shares as of September 30, 2013 and December 31, 2012)	(87,746)	(87,746)
(Accumulated deficit) retained earnings	(80,571)	179,058
Statutory reserve	22,050	22,050
Accumulated other comprehensive income	55,106	45,150

Total AsiaInfo-Linkage, Inc. stockholders’ equity	777,151	1,018,012

Noncontrolling interest	135	328

Total equity	777,286	1,018,340

Total liabilities, redeemable noncontrolling interest and equity	$1,032,705	$1,282,323

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(262,280)	$14,651
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,697	2,517
Stock-based compensation expense	7,300	7,294
Amortization of other acquired intangible assets	26,080	31,126
Amortization of land use right	224	221
Gain on disposal of property and equipment	(228)	(274)
Gain from sales of available-for-sale securities	(1,153)	(3,333)
Loss on equity method investment	461	93
Provision for doubtful accounts	740	1,163
Gain on sale of discontinued operations	(1,153)	0
Loss on disposal of variable interest entities	186	0
Impairment of goodwill	286,782	0
Changes in operating assets and liabilities:
Accounts receivable	(39,903)	(2,023)
Inventories	(165)	(7,952)
Other receivables	874	(463)
Deferred income taxes	44	(15)
Income tax recoverable	(2,508)	(703)
Prepaid expenses and other current assets	(2,165)	(7,706)
Accounts payable	23,652	(14,154)
Accrued expenses	(2,010)	1,886
Deferred revenue	(11,186)	(7,242)
Accrued employee benefits	(7,756)	(14,451)
Other payables	395	213
Other taxes payable	(2,874)	(2,424)
Income taxes payable	(3,708)	(10,331)

Net cash provided by (used in) operating activities	11,346	(11,907)

Cash flows from investing activities:
Decrease (increase) in restricted cash	5	(18,052)
Purchases of available-for-sale securities	(2,400)	(16,247)
Proceeds from sales of available-for-sale securities	19,893	18,045
Purchases of held-to-maturity securities	(12,947)	(12,617)
Proceeds from sales of held-to-maturity securities	12,969	0
Purchases of property and equipment	(14,103)	(11,404)
Proceeds from disposal of property and equipment	18	42
Employee housing loans	94	(939)
Purchase of long-term investment	(3,051)	0
Disposal of discontinued operations	1,153	0
Disposal of variable interest entities	(857)	0

Net cash provided by (used in) investing activities	774	(41,172)

Net cash flows from financing activities:
Proceeds from exercise of stock options	1,459	201
Proceeds from short-term bank loans	0	8,600
Repayment of short term bank loans	0	(8,600)
Purchase of redeemable non-controlling interest	0	(1,034)

Cash provided by (used in) financing activities	1,459	(833)

Effect of exchange rate changes on cash and cash equivalents	9,278	(1,954)

Net increase(decrease) in cash and cash equivalents	22,857	(55,866)

Cash and cash equivalents at beginning of period	273,520	272,438

Cash and cash equivalents at end of period	$296,377	$216,572

See accompanying notes to condensed consolidated financial statements.

ASIAINFO-LINKAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)

(U.S. dollars in thousands, except share amounts)

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2012	72,430,221	$786	$847,879	$(87,746)	$146,527	$21,748	$47,124	$976,318	$595	$976,913
Purchase of redeemable noncontrolling interest	0	0	(327)	0	0	0	0	(327)	0	(327)
Net income	0	0	0	0	32,833	0	0	32,833	(2,880)	29,953
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	2,613	2,613
Statutory reserve	0	0	0	0	(302)	302	0	0	0	0
Other comprehensive loss	0	0	0	0	0	0	(1,974)	(1,974)	0	(1,974)
Stock option exercises	132,988	1	260	0	0	0	0	261	0	261
Restricted stock units vesting	136,109	2	(1)	0	0	0	0	1	0	1
Stock-based compensation (stock options)	0	0	8,077	0	0	0	0	8,077	0	8,077
Stock-based compensation (restricted stock units)	0	0	1,754	0	0	0	0	1,754	0	1,754
Excess tax benefit from stock-based compensation	0	0	1,069	0	0	0	0	1,069	0	1,069

Balance at December 31, 2012	72,699,318	$789	$858,711	$(87,746)	$179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340

	AsiaInfo-Linkage, Inc. Stockholders								Noncontrolling Interest	Total Equity
	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated deficit)	Statutory Reserve	Accumulated Other Comprehensive Income	Total AsiaInfo-Linkage, Inc. Stockholders’ Equity
	Outstanding Shares	Amount
Balance at January 1, 2013	72,699,318	$789	$858,711	$(87,746)	$179,058	$22,050	$45,150	$1,018,012	$328	$1,018,340
Net loss	0	0	0	0	(259,629)	0	0	(259,629)	(2,651)	(262,280)
Net loss attributable to redeemable noncontrolling interest	0	0	0	0	0	0	0	0	1,962	1,962
Disposal of variable interest entities	0	0	0	0	0	0	0	0	496	496
Other comprehensive income	0	0	0	0	0	0	9,956	9,956	0	9,956
Stock option exercises	190,276	2	1,510	0	0	0	0	1,512	0	1,512
Restricted stock units vesting	129,083	1	(1)	0	0	0	0	0	0	0
Stock-based compensation (stock options)	0	0	6,010	0	0	0	0	6,010	0	6,010
Stock-based compensation (restricted stock units)	0	0	1,290	0	0	0	0	1,290	0	1,290

Balance at September 30, 2013	73,018,677	$792	$867,520	$(87,746)	$(80,571)	$22,050	$55,106	$777,151	$135	$777,286

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of September 30, 2013, final amounts may differ from these estimates.

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

As of December 31, 2012, no assets of the Company’s consolidated VIEs were collateral for such VIEs’ obligations and there were no restrictions on the use of the VIEs’ assets to settle the Company’s obligations. The Company disposed of all the VIEs in the second quarter of 2013. Therefore, as of September 30, 2013 and December 31, 2012, respectively, there were $0 and $3,222 of liabilities of the Company’s consolidated VIEs for which creditors (or beneficial interest holders) did not have recourse to the general credit of AsiaInfo-Linkage or its subsidiaries.

(b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2012.

Disposal of Variable Interest Entities

The Company and its two consolidated VIEs in China, Beijing Zhongxinjia Sci-Tech Development Co., Ltd. (“ZXJ”) and Beijing Star VATS Technologies Co., Inc. (“Beijing Star VATS”), entered into a series of agreements in May 2013. Pursuant to these agreements, the Company transferred its interests in the VIEs in the second quarter of 2013 in exchange for payments secured by a charge over and pledge of the interests in the VIEs in favor of the Company. As a result of these agreements, the Company no longer holds a controlling financial interest in the VIEs. The disposal loss recognized in the second quarter of 2013 was $186.

Formation of Subsidiary

In September 2013, the Company formed a subsidiary in the United Kingdom as part of its ongoing initiative to expand into European markets.

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

The guidance will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The guidance applies to all public and private companies that report items of other comprehensive income. Public companies are required to comply with the guidance for all reporting periods (interim and annual) effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and has presented the relevant details in the notes to the financial statements.

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

3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased. The following table provides additional information concerning the breakdown of the Company’s cash and cash equivalents:

	September 30, 2013	December 31, 2012
Cash	$92,166	$101,642
Cash equivalents:
Money market funds	126,137	148,332
Seven-day notice deposits	13,012	0
Others	65,062	23,546

Total cash and cash equivalents	$296,377	$273,520

4. SHORT-TERM INVESTMENTS

Short-term investments consist of available-for-sale securities and held-to-maturity securities. As of September 30, 2013 and December 31, 2012, the Company did not hold trading securities.

As of September 30, 2013 and December 31, 2012, the Company’s held-to-maturity securities were carried at cost of $13,012 and $12,728, respectively. The held-to-maturity securities are either not allowed to be redeemed early or are subject to penalty for early redemption before their maturity. The carrying amounts of the held-to-maturity securities approximate their fair values due to their short-term nature, which are within a one-year maturity period.

The following table provides additional information concerning the Company’s available-for-sale securities, which consist principally of bond funds and corporate convertible notes issued by major financial institutions or companies.

	September 30, 2013				December 31, 2012
	Cost	Gross unrealized gains	Gross unrealized losses	Fair value	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Bond funds	$8,715	$678	$0	$9,393	$26,090	$938	$0	$27,028
Corporate convertible notes	2,400	0	0	2,400	900	0	0	900

Total	$11,115	$678	$0	$11,793	$26,990	$938	$0	$27,928

The following table provides additional information on the realized gains of the sale of available-for-sale securities during the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. For purposes of determining gross realized gains, the cost of securities sold is based on specific identification.

	Three Months Ended September 30,
	2013			2012
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$0	$0	$0	$109	$48	$61

Total	$0	$0	$0	$109	$48	$61

	Nine Months Ended September 30,
	2013			2012
	Proceeds	Costs	Gains	Proceeds	Costs	Gains
Available-for-sale securities	$19,893	$18,740	$1,153	$18,045	$14,712	$3,333

Total	$19,893	$18,740	$1,153	$18,045	$14,712	$3,333

The Company reported no impairment loss for its short-term investments for the three-month and nine-month periods ended September 30, 2013 or 2012.

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

The Company generated service revenues by acting as a sales agent for International Business Machines Corporation (“IBM”) or its distributors, and for a few other hardware companies, for certain products sold to the customers of the Company (each, an “IBM-Type Arrangement”). The components of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012, including amounts attributable to the IBM-Type Arrangements, were as follows:

	September 30, 2013			December 31, 2012
	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total	IBM-Type Arrangement	Non-IBM-Type Arrangement	Total
Billed accounts receivable	$42,349	$77,816	$120,165	$17,656	$87,830	$105,486
Unbilled accounts receivable	42,051	159,452	201,503	37,069	141,993	179,062
Bank acceptance drafts	0	1,483	1,483	0	1,684	1,684
Commercial acceptance drafts	0	4,427	4,427	0	2,462	2,462
Less: allowance for doubtful accounts	(133)	(3,228)	(3,361)	(291)	(2,708)	(2,999)

Total accounts receivable, net	$84,267	$239,950	$324,217	$54,434	$231,261	$285,695

6. INVENTORIES, NET

The components of inventories, net as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Deferred costs	$15,611	$10,857
Finished goods	8,661	13,250

Total	$24,272	$24,107

Deferred costs represent the costs incurred for the implementation phases of the projects outside of China, which provide multiple services and products (software, hardware, implementation, maintenance and managed services) to customers and include around 1-2 year system implementation periods. The deferred costs are to be reimbursed after the successful launch of the system, and were capitalized as inventories and expected to be transferred to cost of revenues upon revenue recognition.

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

The Company has adopted the equity method to recognize the investment as the Company, which holds a 40% voting interest in Naomi, is able to exercise significant influence over the operating and financial policies of Naomi. The Company has recognized a loss on equity method investment in the amount of $0 and $461 for the three-month and nine-month period ended September 30, 2013, respectively.

In May 2013, the Company disposed of its long-term investment in Naomi following the disposal of Beijing Star VATS.

(e) On January 28, 2013, the Company acquired 9,566,716 Series A-1 Preferred Shares of GEO Holdings Ltd. (“GEO”), for a total cash consideration of $2,100 representing 6.89% of GEO’s issued and outstanding voting share capital. Since the Company does not have the ability to exercise significant influence over the operating and financial policies of GEO, the Company uses the cost method of accounting to record its investment in GEO. In September 2013, the Company paid $2,400 to acquire convertible promissory notes issued by GEO, which were recorded as short-term investments – available-for-sale securities as of September 30, 2013.

8. GOODWILL

The changes in the carrying amount of goodwill during the nine months ended September 30, 2013 were as follows:

Amount
Gross amount:
Beginning balance at January 1, 2013:	$460,045
Disposal of variable interest entities	(1,448)
Exchange differences	190

Ending balance at September 30, 2013:	458,787

Accumulated impairment loss:
Beginning balance at January 1, 2013:	(26,500)
Impairment of goodwill	(286,782)
Exchange differences	(11)

Ending balance at September 30, 2013:	(313,293)

Goodwill, net at September 30, 2013	$145,494

In the second quarter of 2013, the Company’s operating environment began to deteriorate as evidenced by a decrease in current and projected growth rates for the China gross domestic product, compared to historical growth rates, and continued uncertainty of government policies for the telecommunications and internet industries which changed market participant valuation assumptions including discount rates. On May 12, 2013, upon the unanimous recommendation of the Special Committee of its Board of Directors and the approval of its Board of Directors, the Company entered into a definitive agreement under which the Company would be acquired by an investor consortium led by CITIC Capital Partners, a director of the Company and their respective affiliates. Under the terms of the definitive agreement, the Company was valued at approximately $896,700. In management’s judgment, the valuation represented the fair value of the Company’s reporting unit in assessing goodwill impairment considering the aforementioned factors. Because the fair value of the reporting unit was less than its carrying amount, the Company performed the second step of the interim test for goodwill impairment in the second quarter of 2013 in order to determine the implied fair value of goodwill for the reporting unit. This required management to allocate the fair value of the reporting unit to all of the assets and liabilities, including any unrecognized intangible assets of the reporting unit. Based on the results of the impairment test, the Company recognized a loss on impairment of goodwill of $286,782 in the three months ended June 30, 2013.

In the third quarter of 2013, the Company did not identify any impairment indicators. The Company recognized no loss on impairment of goodwill in the three months ended September 30, 2013.

9. OTHER ACQUIRED INTANGIBLE ASSETS, NET

The carrying amounts of the components of other acquired intangible assets, net as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013					December 31, 2012
	Gross carrying amount	Accumulated amortization	Disposal of VIE	Foreign exchange difference	Net carrying amount	Gross carrying amount	Accumulated amortization	Foreign exchange difference	Net carrying amount
Core technologies	$45,931	$(25,948)	$0	$0	$19,983	$45,931	$(20,498)	$0	$25,433
Trade names and trademarks	21,037	(3,876)	0	0	17,161	21,037	(3,059)	0	17,978
Contract backlogs	12,474	(12,486)	0	12	0	12,474	(12,480)	12	6
Customer lists	131	(143)	0	12	0	131	(143)	12	0
Customer relationships	117,755	(60,187)	0	311	57,879	117,755	(47,287)	311	70,779
Distribution networks	870	(870)	0	0	0	870	(870)	0	0
Software	1,721	(1,884)	0	163	0	1,721	(1,884)	163	0
Non-compete agreements	1,249	(965)	0	25	309	1,249	(810)	25	464
Corporate business agency agreements	2,037	(1,961)	(75)	6	7	2,037	(1,695)	5	347
Existing technology	38,500	(38,464)	0	0	36	38,500	(31,978)	0	6,522

	$241,705	$(146,784)	$(75)	$529	$95,375	$241,705	$(120,704)	$528	$121,529

The future amortization expenses for the net carrying amount of intangible assets with definite lives as of September 30, 2013 are expected to be as follows:

Three-month period ended December 31, 2013	$6,449
2014	23,469
2015	21,110
2016	14,950
2017 and thereafter	29,397

$95,375

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

In respect of these agreements, the Company has recorded the aggregate amount of the consideration paid, amounting to $14,739 after an exchange rate effect of $981, as a payment for land use right. In November 2011, the Company obtained the National Land Use Right Certificate, issued by the Beijing Municipal Bureau of Land and Resources, and accordingly the Company records the payment for land use right at cost less accumulated amortization and amortizes the cost of the land use right on a straight-line basis over the 50-year term of the land use right certificate. As of September 30, 2013, the land use right amounted to $14,378, which was the cost less the accumulated amortization of $714 and plus an exchange rate gain of $353.

11. OTHER NON-CURRENT ASSETS

In 2012, the Company launched an employee housing loan program which provides non-interest bearing loans to qualified employees with a five-year term. As of September 30, 2013 and December 31, 2012, the total amount of loans granted under the program was $1,517 and $1,611, respectively, and the loans due in more than one year classified in other non-current assets were $1,253 and $1,332, respectively.

12. ACCOUNTS PAYABLE

Accounts payable included bank acceptance drafts payable of $1,680 and $3,427, and commercial acceptance drafts payable of $0 and $139 as of September 30, 2013 and December 31, 2012, respectively. These bank acceptance drafts and commercial acceptance drafts were non-interest bearing and were due within six months of issuance.

As of September 30, 2013 and December 31, 2012, the Company’s accounts payable balance related to the IBM-Type Arrangements was $91,579 and $63,148, respectively, under which the Company is contractually obligated to pay its vendors only when its customers pay the Company.

13. CREDIT FACILITIES

As of September 30, 2013, the Company had credit facilities for working capital purposes totaling $152,526 expiring on various dates up to August 2014, which were secured by bank deposits of $34,081. As of September 30, 2013, unused credit facilities were $126,755 and used credit facilities totaled $25,771. The credit facilities were used to cover issuance of standby letters of credit for customers, borrowing of short-term bank loans and issuance of bank acceptance drafts payable to hardware suppliers.

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

In addition to the bank deposits pledged for the above credit facilities, the Company also collateralized bank deposits of $5,553 and $6,157 for the issuance of certain standby letters of credit and bank acceptance drafts, as of September 30, 2013 and December 31, 2012, respectively. Therefore, total bank deposits of $39,634 and $39,639 were presented as restricted cash in the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

14. VALUE-ADDED TAXES REBATE

Revenue from software products and solutions included the benefit of the rebate of value-added taxes on sales of software and services as part of the PRC government’s policy of encouraging software development in the PRC. The rebate totaled $5,063 and $6,317 for the nine months ended September 30, 2013 and 2012, respectively.

15. INCOME TAXES

The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries and VIEs incorporated in the PRC are subject to PRC income taxes.

Reconciliation between the provision for income tax expenses (benefit) from continuing operations, which is computed by applying the U.S. federal tax rate to income (loss) before income taxes, and the actual provision for income taxes was as follows:

	Nine Months Ended September 30,
	2013	2012
U.S. federal rate	35%	35%
Difference between statutory rate and foreign effective tax rate	(25%)	(28%)
Subpart F income inclusion and other dividend income	4%	7%
Stock-based compensation	3%	5%
Tax effect due to reduced rate granted for 2011 and 2012	(40%)	0%
Impairment of goodwill	15%	0%
Change in valuation allowance	12%	(4%)
Effect of change in repatriation of foreign earnings of certain subsidiaries	3%	0%
Non-deductible meals and entertainment expenses	3%	0%
PRC super research and development deduction	(4%)	0%
True-up of China tax returns	(2%)	0%
Others	(3%)	(1%)

	1%	14%

The tax rate for the nine months ended September 30, 2013 was lower than that of the same period in 2012 mainly because two of the Company’s subsidiaries, AsiaInfo-Linkage Technologies (China), Inc. (“AIBJ”) and Linkage-AsiaInfo Technologies (Nanjing), Inc., (“Linkage Nanjing”) recognized the tax benefit of 2011 and 2012 Key Software Enterprise (“KSE”) status in the first quarter of 2013. Pursuant to the relevant rules, a company with KSE status could apply a reduced income tax rate of 10%. These entities applied for this status for 2011 and 2012 and received approvals in the first quarter of 2013. Thus, the tax benefit was reflected in the three months ended March 31, 2013. Total income taxes recoverable related to being granted this reduced income tax rate was $2,508 as of September 30, 2013.

Aggregate undistributed earnings of approximately $57,894 on September 30, 2013 of the Company’s PRC subsidiaries and VIEs that were available for distribution to the Company are considered to be indefinitely reinvested under US GAAP and, accordingly, no provision has been made for the Chinese withholding taxes on dividends that would be payable upon the distribution of those amounts to AsiaInfo-Linkage. Additionally, the Chinese tax authorities have clarified that distributions to be made out of retained earnings from prior to January 1, 2008 would not be subject to the Chinese withholding tax. Determination of the amount of any unrecognized deferred income tax liabilities on those earnings is not practicable.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There is no ongoing examination by any tax authority at this time. The Company did not change its position regarding recognition of uncertain tax benefit in the nine months ended September 30, 2013, and the movement in unrecognized tax benefits was mainly due to the true-up for AIBJ’s reduced income tax rate for 2011 and 2012. The Company’s various tax years from 2003 to 2012 remain open in these taxing jurisdictions.

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

The Option Plans as of September 30, 2013 and activities during the nine months ended September 30, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value

Outstanding, January 1, 2013	200,248	$5.41
Expired	(500)	3.42
Exercised	(2,582)	5.21

Outstanding, March 31, 2013	197,166	$5.42	$1,272

Exercised	(8,325)	6.55

Outstanding, June 30, 2013	188,841	$5.37	$1,165

Expired	(60,370)	5.42
Exercised	(48,190)	6.21

Outstanding, September 30, 2013	80,281	$4.84	$539

Exercised and expected to exercise, September 30, 2013	80,281	4.84	539
Exercisable, September 30, 2013	80,281	$4.84	$539

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.54 per share of the Company’s common stock on the last trading day in the Company’s third fiscal quarter of 2013 (September 30, 2013).

Total intrinsic value of options exercised for each of the three months ended September 30, 2013 and 2012 was $256 and $1,173, respectively.

As of September 30, 2013, although there was no unrecognized stock-based compensation cost relating to the Option Plans, the Option Plans still had unexercised options, which are expected to be exercised over a weighted-average vesting period of 0.72 years.

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

RSUs under the 2005 Plan as of September 30, 2013 and activities during the nine months ended September 30, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	41,850	$22.60
Vested	(10,700)	24.52

Restricted stock units unvested at March 31, 2013	31,150	$21.95
Vested	(3,000)	19.44

Restricted stock units unvested at June 30, 2013	28,150	$22.21
Vested	(7,500)	20.63

Restricted stock units unvested at September 30, 2013	20,650	$22.79

Total intrinsic values of RSUs vested for the three months ended September 30, 2013 and 2012 were $86 and $89, respectively.

As of September 30, 2013, there was $256 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.59 years. To the extent the actual forfeiture rate is different from the original estimate, the stock-based compensation cost related to these awards may be different from the expectation.

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

As of September 30, 2013, an aggregate of 1,689,400 PSUs granted under the 2008 Plan had fully vested based on certain performance criteria.

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

RSUs under 2011 Plan

As of September 30, 2013, 235,367 RSUs were granted under the 2011 Plan. Each RSU represents a contingent right to receive one share of common stock. Some awards vest in two equal installments on the 6-month and 12-month anniversaries of the grant date, and the other awards vest on annual basis equally over four years, 25% on each anniversary of the grant date. The fair value of each RSU is measured on the grant date based on the market price of the stock on the grant date. The Company also has the right, in its sole discretion, to pay cash in lieu of the issuance of vested shares of common stock. No such cash payment right was exercised by the Company.

RSUs under the 2011 Plan as of September 30, 2013 and activities during the nine months ended September 30, 2013 were as follows:

	Number of shares	Weighted average grant date fair value per share
Restricted stock units unvested at January 1, 2013	137,758	$12.86
Vested	(47,379)	10.92

Restricted stock units unvested at March 31, 2013	90,379	$13.88
Vested	(9,625)	18.80

Restricted stock units unvested at June 30, 2013	80,754	$13.30
Granted	88,564	11.54
Vested	(50,879)	11.15

Restricted stock units unvested at September 30, 2013	118,439	$12.91

The total intrinsic value of RSUs vested for the three months ended September 30, 2013 and 2012 was $586 and $520, respectively.

As of September 30, 2013, there was $1,302 of unrecognized stock-based compensation cost related to RSUs, which is expected to be recognized into the consolidated statements of operations over a weighted-average vesting period of 0.96 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

In December 2011, the Compensation Committee of the Board of Directors of the Company, pursuant to the 2011 Plan, approved grants of stock options to the Company’s executive officers and employees.

Stock Options under 2011 Plan

Stock options under 2011 Plan as of September 30, 2013 and activities during the nine months ended September 30, 2013 were as follows:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding, January 1, 2013	6,467,950	$8.84
Granted	28,000	11.02
Exercised	(20,475)	8.73
Forfeited	(43,650)	8.73

Outstanding, March 31, 2013	6,431,825	$8.85	$19,550

Granted	32,000	11.81
Exercised	(84,175)	8.73
Forfeited	(67,650)	8.73

Outstanding, June 30, 2013	6,312,000	$8.86	$17,037

Exercised	(50,100)	8.73
Forfeited	(45,900)	8.73

Outstanding, September 30, 2013	6,216,000	$8.87	$16,767

Exercised and expected to exercise, September 30, 2013	6,216,000	8.87	16,767
Exercisable, September 30, 2013	1,314,510	$8.82	$3,603

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying awards and the closing stock price of $11.54 per share of the Company’s common stock on the last trading day in the Company’s third fiscal quarter of 2013 (September 30, 2013).

Total intrinsic value of options exercised for the three months ended September 30, 2013 and 2012 was $140 and nil, respectively.

As of September 30, 2013, there was $21,635 of unrecognized stock-based compensation cost relating to the 2011 Plan, which is expected to be exercised over a weighted-average vesting period of 8.22 years. To the extent the actual forfeiture rate is different from original estimate, actual stock-based compensation related to these awards may be different from these expectations.

The amount of stock-based compensation attributable to cost of revenues, sales and marketing, general and administrative expenses, and research and development is included in those line items in the accompanying consolidated statements of operations. For the three months and nine months ended September 30, 2013 and 2012, stock-based compensation expense related to the stock options and stock units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$791	$814	$2,429	$2,481
Sales and marketing	609	614	1,829	1,816
General and administrative	755	692	2,245	2,103
Research and development	261	295	797	894

Total stock-based compensation expenses	$2,416	$2,415	$7,300	$7,294

17. FAIR VALUE MEASUREMENTS

Measured on recurring basis

The Company measured the cash and cash equivalents, restricted cash and the short-term investments – available-for-sale securities at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Cash and cash equivalents and restricted cash are classified within Level 1 of the fair value hierarchy because they are valued based on the quoted market price in an active market.

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

The Company did not have Level 2 investments as of September 30, 2013 and December 31, 2012.

The Company had Level 3 investments as of September 30, 2013 and December 31, 2012 in the form of convertible promissory notes issued by GEO. As of September 30, 2013, the notes provided that they would bear an annual interest rate of 8% after January 28, 2014 and would be due and payable to the purchaser, or convertible into shares of GEO’s Series A Preferred Shares or other similar equity securities, upon execution of securities purchase and sales agreements. As of December 31, 2012, the notes bore an annual interest rate of 8% after 90 days from the date of issuance, and were to be redeemed in February 2013.

As the convertible notes were issued by a private company and not traded on any market, in determining the fair value of the Level 3 investments, the Company used the principal amount of the investments, and the interest accrued on a quarterly basis after January 28, 2014. The Company also considered the credit risk related to the issuer. The Company believes this method provided a reasonable fair value of the investments.

The available-for-sale securities measured and recorded at fair value as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
	Fair Value Measurements at the Reporting Date Using				Fair Value Measurements at the Reporting Date Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Bond funds	$9,393	$0	$0	$9,393	$27,028	$0	$0	$27,028
Corporate convertible notes	0	0	2,400	2,400	0	0	900	900

Total	$9,393	$0	$2,400	$11,793	$27,028	$0	$900	$27,928

The following table presents changes in Level 3 investments measured on a recurring basis for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$900	$10,985
Purchases	2,400	450
Redemption	(900)	(8,956)
Realized gain	0	(2,027)
– Included in other income	0	(40)
– Included in other comprehensive income	0	(1,987)
Exchange difference	0	(2)

Ending balance	$2,400	$450

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

18. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts attributable to AsiaInfo-Linkage, Inc. common stockholders (numerator)
Income (loss) from continuing operations, net of taxes	$7,769	$4,619	$(260,782)	$17,214
Income (loss) from discontinued operations, net of taxes	0	0	1,153	(8)

Net income (loss)	$7,769	$4,619	$(259,629)	$17,206

Shares (denominator):
Weighted average common stock outstanding
Basic	72,941,169	72,613,106	72,835,190	72,532,007
Dilutive effect of employee stock options and restricted stock units	97,085	191,282	0	232,901

Diluted	73,038,254	72,804,388	72,835,190	72,764,908

Earnings per share
Net income (loss) from continuing operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.11	$0.06	$(3.58)	$0.24

Diluted	$0.11	$0.06	$(3.58)	$0.24

Net income (loss) from discontinued operations attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.00	$0.00	$0.02	$0.00

Diluted	$0.00	$0.00	$0.02	$0.00

Net income (loss) attributable to AsiaInfo-Linkage, Inc. common stockholders
Basic	$0.11	$0.06	$(3.56)	$0.24

Diluted	$0.11	$0.06	$(3.56)	$0.24

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

The Company had 6,426,145 and 6,419,410 stock options outstanding for the three months and nine months ended September 30, 2012, respectively, which could potentially dilute earnings per share (“EPS”) in the future, but were excluded in the computation of diluted EPS as their exercise prices were above the average market values in such periods. The Company also excluded 74,100 and 84,986 restricted stock units from the computation of diluted EPS for the three months and nine months ended September 30, 2012, respectively.

The Company had 6,216,000 stock options outstanding for the three months ended September 30, 2013, which could potentially dilute EPS in the future, but were excluded from the computation of diluted EPS as their exercise prices were above the average market values during that period. The Company also excluded 39,400 restricted stock units from the computation of diluted EPS for the three months ended September 30, 2013.

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(611)	$53,264	$52,653
Other comprehensive income before reclassifications	(26)	2,479	2,453
Amounts reclassified out of accumulated other comprehensive income	0	0	0

Net current-period other comprehensive (loss) income	(26)	2,479	2,453

Ending balance	$(637)	$55,743	$55,106

	Three Months Ended September 30, 2012
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$322	$43,536	$43,858
Other comprehensive income before reclassifications	(137)	(1,184)	(1,321)
Amounts reclassified out of accumulated other comprehensive income	(39)	0	(39)

Net current-period other comprehensive loss	(176)	(1,184)	(1,360)

Ending balance	$146	$42,352	$42,498

	Nine Months Ended September 30, 2013
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$(405)	$45,555	$45,150
Other comprehensive income before reclassifications	748	10,188	10,936
Amounts reclassified out of accumulated other comprehensive income	(980)	0	(980)

Net current-period other comprehensive (loss) income	(232)	10,188	9,956

Ending balance	$(637)	$55,743	$55,106

	Nine Months Ended September 30, 2012
	Unrealized gain (loss) on available-for-sale securities	Foreign currency items	Total
Beginning balance	$2,211	$44,913	$47,124
Other comprehensive income before reclassifications	631	(2,561)	(1,930)
Amounts reclassified out of accumulated other comprehensive income	(2,696)	0	(2,696)

Net current-period other comprehensive loss	(2,065)	(2,561)	(4,626)

Ending balance	$146	$42,352	$42,498

The following table presents the reclassification out of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30
	Before Tax		Tax Effect		Net of Tax
	2013	2012	2013	2012	2013	2012
Net unrealized loss on investment securities:
Net unrealized gain arising during the period	(35)	(162)	(9)	(25)	(26)	(137)
Less: reclassification adjustment for gain realized and recorded as gain from sales of short-term investments	0	61	0	22	0	39

Net unrealized loss on investment securities	$(35)	$(223)	$(9)	$(47)	$(26)	$(176)

	Nine Months Ended September 30
	Before Tax		Tax Effect		Net of Tax
	2013	2012	2013	2012	2013	2012
Net unrealized loss on investment securities:
Net unrealized gain arising during the period	892	839	144	208	748	631
Less: reclassification adjustment for gain realized and recorded as gain from sales of short-term investments	1,153	3,333	173	637	980	2,696

Net unrealized loss on investment securities	$(261)	$(2,494)	$(29)	$(429)	$(232)	$(2,065)

20. GOVERNMENT SUBSIDIES

Government subsidies include amounts granted by government authorities to encourage research and development for high-technology companies. Subsidies are recognized in the Company’s financial statements once the approvals are obtained from the relevant government authorities and the Company has the right to receive the subsidies.

If the subsidy is granted in connection with a specific project, it is recorded as a reduction to cost of revenues. Otherwise, the subsidy is recorded as other operating income. For the three-month periods ended September 30, 2013 and 2012, the Company recognized government subsidies as a reduction to costs of revenues of $0 and $0, respectively, and government subsidies in other operating income of $6 and $0, respectively. For the nine-month periods ended September 30, 2013 and 2012, the Company recognized government subsidies as a reduction of costs of revenues of $1,241 and $1,891, respectively, and government subsidies in other operating income of $279 and $0, respectively.

21. SEGMENT INFORMATION

The Company’s operations are currently organized into five business units by three telecommunication carriers in China, multiple Cable Television providers in China, and telecommunication carriers internationally. In accordance with FASB guidance, each of these five business units represents an operating segment, of which discrete financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The five operating segments are aggregated into one reportable segment because they meet the aggregation criteria.

The Company’s chief operating decision maker is the Company’s Business Committee, comprising the Company’s Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and senior management team.

The Company primarily operates in the PRC and substantially all of the Company’s long-lived assets are located in the PRC.

22. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2011, the Company entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources, under which the Company acquired land use right for a 50-year term. Pursuant to the agreement, the Company has committed a minimum of $12,135 as of September 30, 2013 for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

In November 2011, the Company entered into a software purchase agreement with IBM, pursuant to which the Company is committed to the purchase of software from IBM with corresponding payment obligations from 2012 to 2014. As of September 30, 2013, the Company is committed to the purchase of software from IBM amounting to $3,254. The committed purchase amounts are $1,627 and $1,627 for the next two years, respectively.

Contingencies – Litigation

In October 2012, a putative stockholder of the Company filed a civil action, derivatively on behalf of the Company, against the members of the Board of Directors and certain officers in the United States District Court for the District of Delaware under the caption Halpert v. Zhang, et al. The Company was also named as a nominal defendant. The plaintiff asserted claims for breach of fiduciary duty against all defendants, corporate waste against the director defendants, and unjust enrichment against the officer defendants in connection with grants of stock options allegedly made in an amount that violates purported limitations set forth in the 2011 Plan. The plaintiff requested rescission of the option grants in question, an award of unspecified damages to the Company, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. In August 2013, the court denied the Company’s motion to dismiss the action. In October 2013, the plaintiff filed a motion for judgment on the pleadings, which the Company expects to be heard in November 2013, and the Company filed a motion to stay the action, which remains pending.

Upon the unanimous recommendation of the Special Committee of its Board of Directors and the approval of its Board of Directors, on May 12, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Skipper Limited (“Parent”) and Skipper Acquisition Corporation (“Merger Sub”), which are owned indirectly by CITIC Capital Partners, the private equity arm of CITIC Capital Holdings Ltd. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge (the “Merger”) with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and each share of outstanding Company common stock would convert automatically into the right to receive $12.00 in cash without interest, except for dissenting shares, shares of treasury stock, and shares held by members of the buyer group that will own all of Parent following the Merger.

Following the Company’s announcement that it entered into the Merger Agreement, three alleged Company stockholders filed putative class action complaints against the Company, each member of its Board of Directors and Merger Sub in the Delaware Court of Chancery. These actions have been consolidated under the caption In re AsiaInfo-Linkage, Inc. Stockholder Litigation. Plaintiffs have alleged that each member of the Company’s Board of Directors breached his fiduciary duties to the Company’s stockholders by favoring Parent over other potential purchasers, favoring his own interests over the interests of the Company’s stockholders, failing to take appropriate steps to maximize the value of the Company to its stockholders, agreeing to preclusive deal protection devices and otherwise agreeing to sell the Company for an unfairly low price. Plaintiffs have further alleged that the Company and Merger Sub aided and abetted those alleged breaches of fiduciary duty. In addition, plaintiffs have alleged that the preliminary version of the Company’s proxy statement filed on July 23, 2013, omitted certain material information essential to the Company’s stockholders in order to allow them to cast a fully-informed vote at the upcoming stockholders’ meeting concerning the Merger. Plaintiffs have requested an injunction, rescission of the Merger to the extent consummated, money damages if the Merger is consummated, certain other equitable relief, a declaration that the Merger is unfair, unjust and inequitable, and an award of plaintiffs’ costs, including legal fees. In October 2013, the parties executed a memorandum of understanding setting forth an agreement-in-principle which, when finalized as a stipulation of settlement, is intended to fully and finally resolve and settle the action and all related claims.

While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final results will not have a material effect on its consolidated financial condition, results or operations, or cash flows.

Contingencies – Letters of Credit

As of September 30, 2013, the Company had outstanding standby letters of credit in the amount of $25,577. They were used for performance guarantees amounting to $23,403 with respect to the Company’s performance on certain customer projects, and guarantees amounting to $2,174 with respect to future payments for building construction.

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

These noncontrolling interests were recorded outside of the permanent equity on the consolidated balance sheets initially at the fair value of the noncontrolling interests as of the date of incorporation or the date of acquisition of these subsidiaries. Subsequently, each noncontrolling interest was carried at the higher of (1) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss or (2) the accreted amount to the expected redemption value. The change of the carrying amounts of the redeemable noncontrolling interest is recognized as net loss attributable to noncontrolling interest in the consolidated statements of operations. For the nine months ended September 30, 2013, the amount charged to net loss attributable to noncontrolling interests was $1,962, which represents the noncontrolling interests’ share of net loss of these subsidiaries.

Redeemable Noncontrolling Interest
Balance at January 1, 2013	$(3,488)
Net loss	(854)
Adjustment to redemption value	0

Balance at March 31, 2013	$(4,342)

Net loss	(543)
Adjustment to redemption value	0

Balance at June 30, 2013	$(4,885)

Net loss	(565)
Adjustment to redemption value	0

Balance at September 30, 2013	$(5,450)

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

We are also expanding our footprint in the international telecommunications software and services market by leveraging the valuable experience gained from our Chinese telecommunications carriers. In 2011, we won new contracts from customers in Southeast Asia, including Malaysia, Nepal and others, after an detailed selection process against other industry leading vendors, which is a significant achievement given the long selling cycle of business support software. In June 2012, we opened our first European based sales office in Cambridge, followed by an office in London, United Kingdom as part of our ongoing initiative to expand operations across Europe, Middle East and Africa (EMEA) markets. In 2013, we plan to continue to expand our international business through both our Southeast Asia offices and our European office by signing new telecommunication carrier customers and by providing additional software and services to current customers.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large telecommunications customers, such as China Mobile, China Unicom and China Telecom and their respective provincial subsidiaries. The following table shows our revenues and percentage of total revenues derived from those three customers (and their respective provincial subsidiaries) for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
	Revenues (in thousands)	Percentage of Total Revenues	Revenues (in thousands)	Percentage of Total Revenues
China Mobile	$69,271	48%	$68,759	52%
China Telecom	33,128	23%	24,591	19%
China Unicom	33,804	24%	33,502	25%

Total	$136,203	95%	$126,852	96%

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

Recent Developments

On January 20, 2012, we announced the receipt of a non-binding proposal letter from Power Joy (Cayman) Limited, or Power Joy, a wholly owned subsidiary of CITIC Capital China Partners II, L.P., or CITIC, pursuant to which Power Joy proposed to acquire all of our outstanding shares of common stock in cash at a price that represents a premium over the stock price. A special committee of our board of directors, or the Special Committee, was formed to consider the proposal and any potential alternative transactions. The Special Committee retained Shearman & Sterling LLP as its legal counsel and Goldman Sachs (Asia) L.L.C. as its financial advisor to assist it in consideration of such matters. On March 26, 2012, we announced that the Special Committee would solicit interest from, and engage in discussions with, other potential qualified interested parties regarding a potential transaction involving us, and to evaluate any proposals it receives. Upon the unanimous recommendation of the Special Committee and the approval of our board of directors, on May 12, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Skipper Limited, or Parent, and Skipper Acquisition Corporation, or Merger Sub, which are owned indirectly by CITIC. Pursuant to the terms and subject to the conditions of the Merger Agreement, Merger Sub would merge with and into us, we would continue as the surviving corporation and a wholly owned subsidiary of Parent, and each share of our outstanding common stock would convert automatically into the right to receive $12.00 in cash without interest, except for dissenting shares, shares of treasury stock, and shares held members of the buyer group that will own all of Parent following the transaction. We refer to this transaction as the “Merger.” If the Merger closes pursuant to the Merger Agreement, we would cease to be listed on the NASDAQ Stock Market or a public reporting company in the U.S. The Merger Agreement is subject to closing conditions, including stockholder approval, and there can be no assurance that the Merger or any other transaction will be approved or consummated.

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

	Three Months Ended September 30,
	2013	2012
Revenues net of hardware costs:
Software products and solutions revenue	$132,430	$120,870
Service revenue	7,398	8,412
Third-party hardware revenue net of hardware costs	169	147

Total revenues net of hardware costs	139,997	129,429
Total hardware costs	3,193	2,792

Total revenues	$143,190	$132,221

	Nine Months Ended September 30,
	2013	2012

Revenues net of hardware costs:
Software products and solutions revenue	$389,457	$351,704
Service revenue	22,173	22,919
Third-party hardware revenue net of hardware costs	741	379

Total revenues net of hardware costs	412,371	375,002
Total hardware costs	14,052	7,187

Total revenues	$426,423	$382,189

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

Operating Expenses

Operating expenses consist of sales and marketing expenses, general and administrative expenses, R&D expenses, government subsidies and impairment of goodwill. Amortization of acquired intangible asset expenses consistently comprise a significant portion of our total operating expenses.

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

Government subsidies represent awards from government for high-tech software innovation.

Impairment of goodwill represents losses associated with the decreased fair value of goodwill. We test goodwill for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired.

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

In May 2013, the Ministry of Finance and the State Administration of Taxation jointly issued a circular that established a VAT reform pilot program for transportation and modern services sectors in the PRC. The program commenced nationwide beginning August 1, 2013, at which time certain of our subsidiaries and VIEs became subject to VAT at the rates of 6% or 3% on certain service revenues which were previously subject to business tax.

We are also subject to U.S. income taxes on revenues generated in the U.S., including revenues from our limited hardware procurement activities through our U.S. parent company, AsiaInfo-Linkage, Inc., and interest income earned in the U.S.

Foreign Exchange

A majority of our revenues and expenses relating to hardware sales and the software and service components of our business are denominated in RMB. The value of our shares will be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. In addition, as we pursue our global strategy, we need to settle transactions in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risks and otherwise appropriate. We did not engage in any significant foreign exchange transactions during the nine-month period ended September 30, 2013.

As of September 30, 2013, approximately 90.9%, or $305.5 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.7%, or $29.2 million, were U.S. dollar-denominated. Pursuant to the rate of exchange quoted by People’s Bank of China as of September 30, 2013, the exchange rate between the U.S. dollar and the RMB was US$1.00 = RMB6.1480 compared to the rate of $1.00 = RMB6.3410 as of September 30, 2012.

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

In periods prior to the second quarter of 2013, including the period of our annual impairment test date, October 1, we believed the decline in our market capitalization triggered an impairment test. The determination of the fair value of a reporting unit is based on a market participant’s perspective and therefore we utilized the income approach methodology of valuation to determine the fair value of our sole reporting unit using market participant assumptions. In the fourth quarter of 2012, the results of our impairment testing using the income approach did not result in the carrying amount of our reporting unit exceeding its fair value. We considered the market approach methodology of valuation but did not regard it as being a more reliable indicator of our fair value at the time, in part because of the process we were engaged in relating to a strategic transaction such as the Merger and the market dislocation for China-based U.S. public companies. For example, in the fourth quarter of 2012, we received preliminary offers to acquire us at different prices and with different material terms and outstanding contingencies, which included financing.

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

In the second quarter of 2013, the Special Committee continued to evaluate strategic alternatives for us, such as continuing as an independent company with or without a leveraged recapitalization, a share buyback or declaration of a special dividend. During this period our operating environment began to deteriorate as evidenced by a decrease in current and projected growth rates for the China gross domestic product, compared to historical growth rates, and continued uncertainty of government policies for the telecommunications and internet industries which changed market participant valuation assumptions including discount rates. On May 12, 2013, upon the unanimous recommendation of the Special Committee of our board of directors and the approval of our board of directors, we entered into the Merger Agreement. The $12.00 per share Merger consideration set forth in the Merger Agreement would value us at approximately $897 million. In management’s judgment, the valuation represented the fair value of our reporting unit in assessing goodwill impairment considering the aforementioned factors. Because the fair value of the reporting unit was less than its carrying amount, we performed the second step of the interim test for goodwill impairment to determine the implied fair value of goodwill for the reporting unit, which requires us to allocate the fair value of the reporting unit to all of the assets and liabilities including any unrecognized intangible assets of the reporting unit. Based on the results of the impairment tests, we recognized a loss on impairment of goodwill of $287 million in the three months ended June 30, 2013.

In the third quarter of 2013, we did not identify any impairment indicators. We recognized no loss on impairment of goodwill in the three months ended September 30, 2013.

Property and equipment, net – Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives as follows:

Furniture, fixtures and electronic equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the lease term or 5 years
Software	3 years
Building	20 to 47 years
Self-constructed building improvements	10 years

Construction in progress primarily represents the cost to build the property and equipment. In addition to cost under the construction contracts and external cost directly related to the construction of such property and equipment, including equipment installation and shipping costs, are capitalized. Depreciation is recorded when the property and equipment are ready for their intended use. As of September 30, 2013, the construction in progress was $24 million.

Impairment of long-term and short-term investments. We review our long-term and short-term investments for other-than-temporary impairment in accordance with relevant accounting literature, based on the specific identification method. We consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds the investment’s fair value, we consider, among other factors, general market conditions, government economic plans, the duration and the extent to which the fair value of the investment is less than the cost, and our intent and ability to hold the investment. In view of the declines of fair value below the carrying cost of certain short-term and long-term investments, we performed an evaluation to determine whether any of the declines were other-than-temporary. We determined that there were no fair value declines in long-term and short-term investments, and thus made no provision for impairment losses, in the third quarter of 2013 and 2012, respectively.

Consolidated Results of Operations

Revenues. Total revenues were $143.2 million for the three-month period ended September 30, 2013, representing an increase of 8.3% over the comparable period in 2012 and 2.1% sequentially. The year-over-year and sequential increases were mainly due to growth in the Company’s business with China’s telecommunication carriers.

Software products and solutions revenue was $132.4 million for the three-month period ended September 30, 2013, representing an increase of 9.6% over the comparable period in 2012 and 3.8% sequentially. The year-over-year increase was primarily attributable to a 35.8% increase in revenue from China Telecom (and its provincial subsidiaries). The sequential increase was primarily attributable to a 24.6% increase in revenue from China Telecom (and its provincial subsidiaries) and a 9.8% increase in revenue from China Mobile (and its provincial subsidiaries).

Service revenue was $7.4 million for the three-month period ended September 30, 2013, representing a decrease of 12.1% over the comparable period in 2012 and 17.0% sequentially. The year-over-year decrease was primarily attributable to a 41.0% decrease in revenue from China Unicom (and its provincial subsidiaries). The sequential decrease was primarily attributable to a 38.5% decrease in revenue from China Mobile (and its provincial subsidiaries).

Third-party hardware revenue was $3.4 million for the three-month period ended September 30, 2013, representing an increase of 14.4% over the comparable period in 2012 and a decrease of 10.2% sequentially. Third-party hardware revenue is not our business focus and represented 2.3% of our total revenues for the three-month period ended September 30, 2013.

During the third quarter of 2013, sales to our top three customers, China Mobile, China Unicom and China Telecom (and their respective provincial subsidiaries), accounted for approximately 95.1% of our total revenue.

Cost of revenues. Our cost of revenues was $84.9 million for the three-month period ended September 30, 2013, representing an increase of 2.4% over the comparable period in 2012 and a decrease of 3.3% sequentially. The year-over-year increase was primarily attributable to an increase of $3.8 million in cost of revenue for software products and solutions to fund corresponding revenue growth, offset by a decrease of $2.3 million in cost of revenue for services as corresponding revenue decreased. The sequential decrease was primarily attributable to a decrease in cost of revenue for services and also reflects a decrease in amortization of intangible assets of $3.0 million.

Gross profit margin. Our gross profit margin for the three-month period ended September 30, 2013 was 40.7%, compared to 37.3% in the comparable period in 2012 and 37.4% in the preceding quarter.

Operating expenses. Our operating expenses were $51.4 million for the three-month period ended September 30, 2013, representing an increase of 9.1% over the comparable period in 2012 and a decrease of 84.7% sequentially. The year-over-year increase was mainly due to the increases in sales and marketing expenses and R&D expenses, offset by decreased general and administrative expenses. The sequential decrease in total operating expenses mainly reflected the impairment of goodwill we recorded in the second quarter of 2013.

Sales and marketing expenses were $21.1 million for three-month period ended September 30, 2013, representing an increase of 5.1% over the comparable period in 2012 and 3.8% sequentially. The year-over-year increase was primarily attributable to an increase in consulting-related expenses of approximately $1.5 million and an increase in employee welfare and benefits approximately $1.0 million, partially offset by a decrease in amortization of intangible assets of $0.7 million and conference-and-training related expenses of $0.7 million. The sequential increase in sales and marketing was primarily due to an increase in consulting-related expenses of approximately $0.8 million.

General and administrative expenses were $5.6 million for the three-month period ended September 30, 2013, representing a decrease of 10.2% over the comparable period in 2012 and 16.0% sequentially. The year-over-year and sequential decreases reflect our focus on managing general and administrative expenses.

R&D expenses were $24.7 million for the three-month period ended September 30, 2013, representing an increase of 18.8% over the comparable period in 2012 and 11.1% sequentially. The year-over-year and sequential increases were primarily attributable to an increase in employee welfare and benefits as a result of the reclassification of a number of delivery engineers as R&D engineers.

We did not recognize any loss on impairment of goodwill for the three-month periods ended September 30, 2013 or 2012, or for the nine-month period ended September 30, 2012. We recognized a loss on impairment of goodwill of $286.8 million in the three-month period ended June 30, 2013.

Other income, net. Other income, including interest income, dividend income, gain from sales of short-term investments, loss on disposal of variable interest entities, net of other expenses, was $2.7 million for the three-month period ended September 30, 2013, representing an increase of 28.5% over the comparable period in 2012 and an increase of 0.1% sequentially. The year-over-year increase was primarily attributable to an increase in interest income.

Net income (loss). Primarily as a result of the factors described above, net income was $7.2 million for the three-month period ended September 30, 2013, compared to net income of $3.9 million for the comparable period in 2012 and net loss of $282.2 million from the second quarter of 2013.

Net income (loss) attributable to AsiaInfo-Linkage, Inc. Net income attributable to AsiaInfo-Linkage, Inc. for the three-month period ended September 30, 2013 was $7.8 million, or $0.11 per basic share, compared to net income of $4.6 million, or $0.06 per basic share, for the comparable period in 2012, and net loss of $281.5 million, or negative $3.87 per basic share, for the previous quarter.

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

We had cash and cash equivalents, restricted cash and short-term investment totaling $360.8 million as of September 30, 2013 as compared to $353.8 million as of December 31, 2012. The increase was mainly a result of our positive operating cash flow during the period.

Our net cash provided by operating activities for the nine-month period ended September 30, 2013 was $11.3 million, which reflected our net loss of $262.3 million adjusted by amortization, depreciation, impairment of goodwill, stock-based compensation expenses and other net non-cash expenses, totaling of $320.9 million and a net increase in the components of our working capital of $47.3 million. Accounts receivable as of September 30, 2013 was $324.2 million, consisting of $123.1 million in billed receivables and $201.1 million in unbilled receivables. Our billed receivables are recorded based on agreed-upon milestones included in our customer contracts.

Our days of sales outstanding, or DSO, was 151 days as of September 30, 2013, 151 days as of September 30, 2012 and 144 days as of December 31, 2012. When calculating our DSO, we have adjusted for the net effect of the IBM-Type Arrangements. The increase in DSO from December 31, 2012 to September 30, 2013 was primarily attributable to a $38.5 million increase in accounts receivable compared to December 31, 2012, which mainly reflects the business trend of our customers paying amounts due at the end of the year. Our DSO is impacted by a variety of factors that impact customer payment cycles, including the outcome of customer negotiations regarding payment terms, the relative maturity of the Customer Relations Management, Billing, Business Intelligence or other technology involved in a particular project, the systems used by the customer, geographic region, the scale of the project, and other factors. In addition, in a year we typically perform thousands of contracts for dozens of customers (comprising the major telecom carriers in the PRC and their provincial subsidiaries), and the payment terms of each contract can vary based on these factors.

Our accounts payable balance as of September 30, 2013 was $101.7 million, which increased by $23.7 million compared to December 31, 2012. This increase was primarily attributable to an increase in our accounts payable balance related to the IBM-Type Arrangements of $28.4 million.

Income taxes recoverable as of September 30, 2013 was $2.5 million, which reflected the 10% preferential tax rate granted to AIBJ for its 2011 KSE status, which was not refunded by the applicable tax authorities as of September 30, 2013.

Our net cash provided by investing activities for the nine-month period ended September 30, 2013 was $0.8 million. This was primarily due to the purchase of short-term investment for $15.3 million, disposal of variable interest entities for $0.9 million, the purchase of property, plant and equipment for $14.1 million and a $3.1 million purchase of long-term investments, which was partially offset by $32.9 million in proceeds from our sales of short-term investments, $1.2 million in proceeds from our sales of discontinued operations and a $0.1 million granted from employee housing loans.

Our net cash provided by financing activities for the nine-month period ended September 30, 2013 was $1.5 million, primarily due to proceeds from the exercise of stock options.

As of September 30, 2013, we had total credit facilities of $152.5 million for working capital purposes, expiring on various dates up to August 2014, which were secured by bank deposits of $34.0 million. As of September 30, 2013, unused credit facilities were $126.8 million and used facilities totaled $25.7 million. The used facilities were pledged as security for issuing standby letters of credit, borrowing of short-term bank loans and accounts payable to hardware suppliers and customers. Additional bank deposits of $5.6 million were used for issuing standby letters of credit and bank acceptance drafts as of September 30, 2013. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.6 million as of September 30, 2013 and were presented as restricted cash in our consolidated balance sheets. During the three-month period ended September 30, 2013, the largest aggregate amount that we had used of our credit facilities was $25.7 million.

In May 2011, we entered into a land use right transfer agreement with the Beijing Municipal Bureau of Land and Resources pursuant to which we would acquire a land use right with a 50-year term, for a consideration of approximately $3.0 million, which was paid in June and August 2011. Pursuant to the agreement, we have committed a minimum of $12.1 million for capital expenditures to the building construction project, to commence construction by April 30, 2012, and to complete construction by April 30, 2014.

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

Under PRC laws and regulations, our PRC subsidiaries are, and our former PRC VIEs were, subject to certain restrictions with respect to paying dividends or otherwise transferring a portion of their net assets to us. The amounts restricted include the paid-in capital and the statutory reserve. The aggregate amounts of capital and statutory reserves restricted and not available for distribution was $66.8 million and $88.9 million (8.6% and 8.7% of net assets) as of September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, we had credit facilities for working capital purposes totaling $152.5 million, expiring on various dates up to August 2014, of which $34.0 million had been used as security for issuing standby letters of credit, borrowing of short-term bank loans, and accounts payable to hardware suppliers and customers. Unused credit facilities were $126.8 million. Total bank deposits pledged as security for credit facilities, standby letters of credit, short-term bank loans and bank acceptance drafts totaled $39.6 million as of September 30, 2013 and were presented as restricted cash in the consolidated balance sheets.

As of September 30, 2013, we had outstanding standby letters of credit in the amount of $25.6 million. They were used for performance guarantees amounting to $23.4 million with respect to our performance on certain customer projects, and guarantees amounting to $2.2 million with respect to future payments for building construction.

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

In February 2013, the FASB issued an authoritative pronouncement related to reporting of amounts reclassified out of accumulated other comprehensive income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. The new guidance will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under US GAAP for other reclassification items (that are not required under US GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily associated with our cash and short-term investments. To date, we have not entered into any types of derivatives to hedge against interest rate changes. There have been no significant changes in our exposure to changes in interest rates for the quarter ended September 30, 2013. Our exposure to interest rate changes is limited as we do not have any material borrowings.

We are exposed to exchange rate risk in connection with the relative value of the U.S. dollar and the RMB. A majority of our revenues and expenses relating to hardware sales and the service and software components of our business are denominated in RMB. As of September 30, 2013, approximately 90.9%, or $305.5 million, of our cash, cash equivalents and restricted cash were RMB-denominated and approximately 8.7%, or $29.2 million, were U.S. dollar-denominated, and approximately 0.2%, or $0.8 million, were Hong Kong dollar-denominated. As of that date, the rate of exchange quoted by the People’s Bank of China was US$1.00 = RMB6.1480. If the exchange rate were to increase by 10% to US$1.00 = RMB6.7928, our net assets would potentially decrease by $58.4 million. If the exchange rate were to decrease by 10% to US$1.00 = RMB5.5332, our net assets would potentially increase by $71.3 million.

The value of our shares may be affected by the foreign exchange rate between U.S. dollars and RMB because the value of our business is effectively denominated in RMB, while our shares are traded in U.S. dollars. Furthermore, an increase in the value of the RMB may require us to exchange more U.S. dollars into RMB to meet the working capital requirements of our subsidiaries and VIEs in China. In addition, as we pursue our global strategy, we settle transactions denominated in various currencies of Southeast Asian countries, expect to continue to do so in future, and expect that such activities may create similar foreign exchange risk associated with the currencies of these jurisdictions. Depreciation of the value of the U.S. dollar will also reduce the value of the cash we hold in U.S. dollars, which we may use for purposes of future acquisitions or other business expansion. We actively monitor our exposure to these risks and adjust our cash position in the RMB and the U.S. dollar when we believe such adjustments will reduce our foreign exchange risk and are otherwise appropriate. We did not engage in any significant foreign exchange transactions during the three-month period ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2012, a putative stockholder of ours filed a civil action, derivatively on behalf of us, against the members of our board of directors and certain officers in the United States District Court for the District of Delaware under the caption Halpert v. Zhang, et al. The Company was also named as a nominal defendant. The plaintiff asserted claims for breach of fiduciary duty against all defendants, corporate waste against the director defendants, and unjust enrichment against the officer defendants in connection with grants of stock options allegedly made in an amount that violated purported limitations set forth in our 2011 Stock Incentive Plan. The plaintiff requested rescission of the option grants in question, an award of unspecified damages to us, certain other equitable and injunctive relief, and an award of plaintiff’s costs and disbursements, including legal fees. In August 2013, the court denied our motion to dismiss the action. In October 2013, the plaintiff filed a motion for judgment on the pleadings, which the Company expects to be heard in November 2013, and we filed a motion to stay the action, which remains pending.

Following our announcement that we entered into the Merger Agreement, three of our alleged stockholders filed putative class action complaints against us, each member of our board of directors and Merger Sub in the Delaware Court of Chancery. These actions have been consolidated under the caption In re AsiaInfo-Linkage, Inc. Stockholder Litigation. Plaintiffs have alleged that each member of our board of directors breached his fiduciary duties to our stockholders by favoring Parent over other potential purchasers, favoring his own interests over the interests of our stockholders, failing to take appropriate steps to maximize the value of the Company to our stockholders, agreeing to preclusive deal protection devices, and otherwise agreeing to sell the Company for an unfairly low price. Plaintiffs have further alleged that we and Merger Sub aided and abetted those alleged breaches of fiduciary duty. In addition, plaintiffs have alleged that the preliminary version of our proxy statement filed on July 23, 2013, omitted certain material information essential to our stockholders in order to allow them to cast a fully-informed vote at the upcoming stockholders’ meeting concerning the Merger. Plaintiffs have requested an injunction, rescission of the Merger to the extent consummated, money damages if the Merger is consummated, certain other equitable relief, a declaration that the Merger is unfair, unjust and inequitable, and an award of plaintiffs’ costs, including legal fees. In October 2013, the parties executed a memorandum of understanding setting forth an agreement-in-principle which, when finalized as a stipulation of settlement, is intended to fully and finally resolve and settle the action and all related claims.

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

AsiaInfo-Linkage, Inc.

Date: November 8, 2013	By:	/s/ Jun Wu
	Name:	Jun Wu
	Title:	Executive Vice President and Chief Financial Officer
(signing on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The following exhibits are filed as a part of this Report.

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013	X

31.2	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2013	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) Condensed Consolidated Statements of Equity for the three months and nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements	X